Form 10-K
period 1994-04-30
CASEYS GENERAL STORES INC
filed 1994-07-28
CIK 726958

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K



                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                    For the Fiscal Year Ended April 30, 1994
                         Commission File Number 0-12788


                          CASEY'S GENERAL STORES, INC.
             (Exact name of registrant as specified in its charter)


                   IOWA                                    42-0935283
        (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification Number)

                      ONE CONVENIENCE BLVD., ANKENY, IOWA
                    (Address of principal executive offices)

                                     50021
                                   (Zip Code)

                                 (515) 965-6100
              (Registrant's telephone number, including area code)


          Securities Registered Pursuant To Section 12(b) Of The Act:

                                      NONE

          Securities Registered Pursuant To Section 12(g) Of The Act:

                                  COMMON STOCK
                                (Title of Class)

                          COMMON SHARE PURCHASE RIGHTS
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

       At the close of business on July 25, 1994, the Company had 25,921,020 shares of Common Stock, no par value, issued and outstanding. The aggregate market value of the 20,229,908 shares of Common Stock stock held by non-affiliates of the Company on that date was $237,701,419, based on a last reported sales price of $11.75 per share on said date.


                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

       1. Annual Report for fiscal year ended April 30, 1994 (Items 5, 6, 7 and 8 of Part II and Item 14(a) of Part IV).

       2. Proxy Statement dated August 15, 1994 (Item 2 of Part I and Items 10, 11, 12 and 13 of Part III).

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

     Casey's General Stores, Inc. (the "Company" or "Casey's") operates convenience stores under the name "Casey's General Store" in eight Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 1994, there were a total of 876 Casey's General Stores in operation, of which 687 were operated by the Company ("Company Stores") and 189 stores were operated by franchisees ("Franchised Stores"). There were 56 Company Stores and 4 Franchised Store newly opened in fiscal 1994. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores. The Company also operates a commissary in Creston, Iowa where it prepares sandwiches for sale through Company and Franchised Stores.

     Approximately 75% of all Casey's General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 6% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours and quality of service.

     The Company, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515/965-6100) was incorporated in Iowa in 1967.

GENERAL

     Casey's General Stores seek to meet the needs of residents of small towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. The Company has been successful in operating Casey's General Stores in small towns by offering, at competitive prices, a broader selection of products than a typical convenience store.

     In each of the past two fiscal years, the Company derived over 94% of its gross profits from retail sales by Company Stores. It also derives income from continuing monthly royalties based on sales by Franchised Stores, wholesale sales to Franchised Stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. Sales at Casey's General Stores historically have been strongest during the Company's first and second quarters and relatively weaker during its fourth quarter. In the warmer months of the year (which comprise the Company's first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks and ice. Due to the continuing emphasis on higher-margin, freshly prepared food items, however, Casey's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

     The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 1994:


                                        COMPANY     FRANCHISED
    STATE                               STORES        STORES         TOTAL
    -----                               ------       -------         -----
    Iowa . . . . . . . . .               215          94              309

    Illinois . . . . . . .               156          31              187

    Kansas . . . . . . . .                69           5               74

    Minnesota. . . . . . .                21          15               36

    Missouri . . . . . . .               183          32              215

    Nebraska . . . . . . .                24           9               33

    South Dakota . . . . .                19           1               20

    Wisconsin  . . . . . .                 0           2                2
                                         ---         ---              ---

              Total. . . .               687 (78%)   189 (22%)        876 (100%)

     The Company has operational responsibility for all Company Stores. Franchised Stores generally follow the same operating policies as Company Stores and are subject to Company supervision pursuant to its franchise agreements. Franchised Stores and Company Stores offer substantially the same products and conform to the same basic store design.

     The following table shows the number of Company and Franchised Stores opened, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:

                                                  STORES IN
FISCAL YEAR            NEW                       OPERATION AT
  ENDED               STORES      CONVERTED      END OF
 APRIL 30,            OPENED       STORES        PERIOD
- - -----------           ------      ---------      ------------

1990
    Company . . . . .    38           17            566 (1)
    Franchised. . . .     2          (17)           203 (1)
                         --                         ---
         Total. . . .    40                         769

1991
    Company . . . . .    14            3            579 (2)
    Franchised. . . .     4           (3)           202 (2)
                         --                         ---
         Total. . . .    18                         781

1992
    Company . . . . .    23            2            597 (3)
    Franchised. . . .     3           (2)           202 (3)
                         --                         ---
         Total. . . .    26                         799

1993
    Company . . . . .    36           10            639 (4)
    Franchised. . . .     1          (10)           187 (4)
                         --                         ---
         Total. . . .    37                         826

1994
    Company . . . . .    56            1            687 (5)
    Franchised. . . .     4           (1)           189 (5)
                         --                         ---
         Total. . . .    60                         876


(1)  Two Company Stores and one Franchised Store were closed in 1990.

(2)  Four Company Stores and two Franchised Stores were closed in 1991.

(3)  Seven Company Stores and one Franchised Store were closed in 1992.

(4)  Four Company Stores and six Franchised Stores were closed in 1993.

(5)  Nine Company Stores and one Franchised Store were closed in 1994.

         Seven Company Stores were opened in May and June 1994 and 50 Company Stores and one Franchised Store were under construction at June 30, 1994. On June 30, 1994, Casey's had purchased or had the right to purchase 58 additional store sites. All but one of the 109 stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 60 new Company Stores during fiscal 1995, substantially all of which will be located in Iowa, Illinois and Minnesota. One such store will be located in Sullivan, Indiana, representing the Company's first expansion outside its eight-state market area since 1983.

         The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. During fiscal 1992, 1993 and 1994, the Company converted 2, 10 and 1 stores, respectively, from Franchised Stores to Company Stores.

         Management believes that its current market area presents substantial opportunities for continued growth, and the Company intends to concentrate its expansion efforts in this area before pursuing expansion in other geographic markets. In the opinion of management, the Casey's Distribution Center in Ankeny, Iowa can adequately supply the general merchandise requirements of 800 to 1,000 stores located within a 500-mile radius of the Casey's Distribution Center, which would include the Sullivan, Indiana store and several additional store sites being considered in Indiana.

         In its expansion, the Company intends to follow its traditional store site selection criteria and to locate most new stores in small towns. Management believes that satisfaction of such criteria will provide opportunities for a better return on investment than could be realized from the opening of stores in larger communities.

Store Operations

     Products Offered

         Each Casey's General Store typically carries over 2,500 food and non-food items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 94% of the stores offer beer. The non-food items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, ammunition and automotive products.

         All of the Casey's General Stores offer gasoline or gasohol for sale on a self-service basis. Stores in Iowa, Illinois and Nebraska sell primarily gasohol and are therefore able to avail themselves of a tax incentive for such sales provided in those states. The gasoline and gasohol offered by the stores generally are sold under the Casey's name, although some Franchised Stores sell gasoline under a major oil company brand name.

         It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in approximately 99% of the stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. Casey's also has introduced the sale of donuts prepared on store premises, available in approximately 99% of the stores as of April 30, 1994, as well as cinnamon rolls and cookies, and is installing donut-making facilities in all newly constructed stores.

         Since 1986, the Company has operated a commissary at which it prepares sandwiches for sale in Casey's General Stores. Management expects the commissary to produce approximately 3 million sandwiches during fiscal 1995, for delivery to both Company and Franchised Stores through the Casey's Distribution Center.

         Casey's began marketing made-from-scratch pizza in 1984, expanding its availability to 818 (93%) stores as of April 30, 1994. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, beef, and hot and mild sausage and tenderloin sandwiches, pizza bread, garlic bread, breakfast croissants, quarter-pound hamburgers and cheeseburgers. In addition, Casey's Crispy Fried Chicken was available for take-out at 87 (10%) stores as of April 30, 1994.

         The pizza and other prepared food products are made on store premises with ingredients delivered from the Casey's Distribution Center. Pizza generally is available in three sizes with ten different toppings and is sold for take-out between the hours of 4:00 P.M. and 11:00 P.M. In addition, at selected store locations a luncheon menu consisting of pizza-by-the-slice, sandwiches, pizza bread, and garlic bread is available.

         An important part of the Company's marketing strategy is to increase sales volume by pricing competitively on price-sensitive items. On less price-sensitive items, it is the Company's policy to maintain, or in the case of Franchised Stores to recommend, a Company-wide pricing structure in each store that is generally comparable to that of other convenience, gasoline or grocery stores located in the area and competing for the same customers.

         Management attributes the Company's ability to offer competitive prices to a number of factors, including the Company's central distribution system, its purchasing practices which avoid dependence upon jobbers and vendors by relying on a few large wholesale companies and its success in minimizing land, construction and equipment costs.

         Management's decision to add snack center items, freshly prepared donuts and pizza to the Company's product selection reflects its strategy to promote high profit margin products that are compatible with convenience store operations. Although retail sales of non-gasoline items during the last three fiscal years have generated approximately 43% of the Company's retail sales, such sales resulted in approximately 76% of the Company's gross profits from retail sales. Gross profit margins for prepared foods items, which have averaged approximately 53% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 9% during such period.

       Store Design

         Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April

30, 1994, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $600,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 36 feet by 66 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space and 575 square feet to storage. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes two islands of gasoline dispensers and storage tanks having a capacity of 20,000 to 30,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air conditioned and have modern refrigeration facilities. The store locations feature the Company's bright red and yellow pylon sign and facade, both of which display the name and service mark of the Company.

         All Casey's General Stores remain open at least 16 hours per day, seven days a week. Most store locations are open from 6:00 a.m. to 11:00 p.m., although hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. The Company requires that all stores maintain a bright, clean store interior and provide prompt check-out service. It is the Company's policy not to permit the installation of electronic games or sale of adult magazines on store premises.

       Store Locations

         The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Approximately 75% of all stores operate in areas with populations of fewer than 5,000 persons, while approximately 6% of all stores are located in communities with populations exceeding 20,000 persons. The Company believes that a Casey's General Store provides a service not otherwise available in small towns, and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company's store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey's General Store may operate profitably at a highway location in a community with a population of as few as 500 persons.

       Gasoline Operations

         Gasoline sales are an important part of the Company's sales and earnings. Approximately 52% of Casey's net sales for the year ended April 30, 1994 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 1994:

                               YEAR ENDED APRIL 30,
                               --------------------

                         1992            1993             1994
                         ----            ----             ----
Number of
 Gallons Sold         289,456,103     336,192,288      375,962,172

Total Retail
 Gasoline Sales      $302,201,644    $351,361,731     $377,807,750

  Percentage of          49.8%           52.2%            51.7%
   Net Sales

  Gross Profit            8.2%            8.2%            10.1%
   Percentage

Average Retail
 Price per Gallon        $1.04           $1.05            $1.00

Average Gross Profit
 Margin per Gallon        8.60 cents      8.55 cents      10.12 cents


Average Number of
 Gallons Sold per
 Company Store *          492,115         540,999          570,253


       * Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

         Retail prices of gasoline decreased slightly during the year ended April 30, 1994. However, the total number of gallons sold by the Company during this period increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" and "LEGAL PROCEEDINGS" herein. As a result of these conditions, total retail gasoline sales by the Company increased during the period, while the percentage of such sales to the Company's total net sales decreased slightly.

         Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volitility in the wholesale gasoline market (such as that experienced during 1991 as a result of the Persian Gulf crisis) and price competition from other gasoline marketers. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company's earnings.

         The Company purchases its gasoline from independent national and regional petroleum distributors. Although in recent years the Company's suppliers have not experienced any difficulties in obtaining sufficient amounts of gasoline to meet the Company's needs, unanticipated national and international events could result in a reduction of gasoline supplies available for distribution to the Company. A substantial curtailment in gasoline supplied to the Company could adversely affect the Company by reducing gasoline sales. Further, management believes that a significant amount of the Company's business results from the patronage of customers primarily desiring to purchase gasoline and, accordingly, reduced gasoline supplies could adversely affect the sale of non-gasoline items. These factors could have a material adverse impact upon the Company's earnings and operations.

       DISTRIBUTION AND WHOLESALE ARRANGEMENTS

         The Company supplies all Company Stores and over 90% of the Franchised Stores with groceries, food (including sandwiches prepared at the Company's commissary), health and beauty aids and general merchandise from the Casey's Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company's headquarters in Ankeny, and weekly shipments are made from the Casey's Distribution Center by 36 Company-owned delivery trucks. The Company charges Franchised Stores processing and shipping fees for each order filled by the Casey's Distribution Center. The efficient service area of the Casey's Distribution Center is approximately 500 miles, which encompasses all of the Company's existing and proposed stores.

         The Company's only wholesale sales are to Franchised Stores, to which it sells groceries, prepared sandwiches, ingredients and supplies for donuts, sandwiches and pizza, health and beauty aids, general merchandise and gasoline. Although Casey's derives income from this activity, it makes such sales, particularly gasoline sales, at narrow profit margins in order to promote the competitiveness and increase the sales to Franchised Stores.

         In fiscal 1994, the Company purchased directly from manufacturers approximately 90% of the food and non-food items sold from the Casey's Distribution Center. The Company has not entered into contracts with any of the suppliers of products sold by Casey's General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables Casey's to respond flexibly to changing market conditions.

       FRANCHISE OPERATIONS

         The Company has franchised Casey's General Stores since 1970. In addition to generating income for the Company, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to the Company. Franchising also enabled the Company to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As Casey's has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and the Company currently grants new franchises only to existing franchisees on a limited basis. From April 30, 1983 to April 30, 1994, the percentage of Company Stores increased from 44% to 78%. From inception to April 30, 1994, the Company had converted 135 Franchised Stores to Company Stores by leasing or purchasing such stores.

         All franchisees pay the Company a royalty fee equal to 3% of gross receipts derived from total store sales excluding gasoline, subject to a minimum monthly royalty of $300. The Company currently assesses a royalty fee of $.018 per gallon on gasoline sales, although it has discretion to increase this amount to 3% of retail gasoline sales. In addition, franchisees pay the Company a sign and facade rental fee. The franchise agreements do not authorize the Company to establish the prices to be charged by franchisees. Further, except with respect to certain supplies and items provided in connection with the opening of each store, each franchisee has unlimited authority to purchase supplies and inventory from any supplier, provided the products meet the Company's quality standards. Each franchise agreement contains a non-competition clause that restricts the franchisee's ability to operate a convenience-style store in that area for a period of two or three years following termination of the agreement. See

"BUSINESS - Government Regulation" herein for a discussion of recent legislation in Iowa concerning franchise agreements.

       PERSONNEL

         On April 30, 1994, the Company had 2,880 full-time employees and 4,393 part-time employees. The Company has not experienced any work stoppages.
There are no collective bargaining agreements between the Company and any of its employees.

         The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Operating Officer of the Company, who is assisted by the Vice President of Store Operations. Reporting directly to the Vice President of Store Operations are four regional operations managers. Reporting directly to the regional managers are 15 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of seven supervisors. Each of the 112 supervisors in turn is responsible for the operations of approximately eight individual stores.

         The majority of store managers and store personnel live in the community in which their Casey's store is located. Training of store managers and store personnel is conducted through the Store Operations Training Department overseen by the Director of Store Operations Training. The Company operates a central training facility at its Headquarters facility in Ankeny and provides continuing guidance and training in the areas of merchandising, advertising and promotion, administration, record keeping, accounting, inventory control and other general operating and management procedures.

         As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than eighteen years, one has been employed for more than twenty-two years and one has been employed for more than twenty-six years.

         In addition to its four executive officers, the Company has Vice Presidents of Store Operations, Property Management, Transportation, Food Service and Marketing. The Company also has 30 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

       COMPETITION

         The Company's business is highly competitive. Food, including prepared foods, and non-food items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey's General Stores. Management believes that its stores located in small towns compete principally with local convenience stores, grocery stores and similar retail outlets and, to a lesser extent, with prepared food outlets or restaurants and expanded gasoline stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, expanded gasoline stations, supermarkets, discount food stores and traditional convenience stores. Convenience store chains competing in the larger towns served by Casey's General Stores include 7-Eleven, Kwik Shops, and regional chains. Some of the Company's competitors have greater financial and other resources than the Company.

         Gasoline sales, in particular, are intensely competitive. The Company competes with both independent and national brand gasoline stations, some of which may have access to more favorable arrangements for gasoline supply than do the Company or the firms that supply its stores. Management believes that the most direct competition for gasoline sales comes from other self-service installations in the vicinity of individual store locations, some of whom regularly offer non-cash discounts on self-service gasoline purchases such as a "free" car wash or "mini-service." Company Stores generally do not offer such discounts. In addition, management believes that Company Stores compete for gasoline customers who regularly travel outside of their relatively smaller community for shopping or employment purposes, and who therefore are able to purchase gasoline while in nearby larger communities where retail gasoline prices generally are lower. For this reason, the Company attempts to offer gasoline for sale at prices comparable to those prevailing in nearby larger communities. See "LEGAL PROCEEDINGS" herein.

         The Company believes that the competitiveness of Casey's General Stores is based on price (particularly in the case of gasoline sales) as well as on a combination of store location, extended hours, a wide selection of name brand products, self-service gasoline facilities and prompt check-out service. The Company also believes it is important to its business to maintain a bright, clean store and to offer quality products for sale.

       SERVICE MARKS

         The name "Casey's General Store" and the service mark consisting of the Casey's design logo (with the words "Casey's General Store") are registered service marks of the Company under federal law. The Company believes that these service marks are of material importance in promoting and advertising the Company's business.

       GOVERNMENT REGULATION

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems,
(ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,455 USTs of which 1,043 are fiberglass and 412 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa's, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1993 and 1994, the Company spent approximately $2,533,000 and $1,814,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 1994, approximately $3,000,000 has been received from such programs. The Company has accrued a liability at April 30, 1994, of approximately $3,200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

         Management of the Company currently estimates that aggregate capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection will approximate $2,000,000 in fiscal 1995 through December 23, 1998, in order to comply with the existing UST regulations. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures.

         The Federal Trade Commission and some states have adopted laws regulating franchise operations. Existing laws generally require certain disclosures and/or registration in connection with the sale of the franchises, and regulate certain aspects of the relationship with franchisees, such as rights of termination, renewal and transfer. Management believes that the Company is duly registered in all states where its present operations require such registration. Management does not believe that the existing state registration and disclosure requirements, or the federal disclosure requirements, have a material effect on the Company's operations.

         During the 1992 legislative session, the Iowa General Assembly enacted legislation relating to franchise agreements and their enforcement and establishing certain duties and limitations on franchisors. The legislation, which became effective July 1, 1992, applies to all new or existing franchises that are operated in the State of Iowa, including those of the Company. The legislation contains, among other things, provisions regarding the transfer of franchises, the termination or nonrenewal of franchises, and the encroachment on existing franchises. Several such provisions conflict with those contained in existing franchise agreements entered into by the Company with respect to stores located in the State of Iowa. As a result, several provisions of the Company's existing franchise agreements may not be enforceable under the legislation. Although bills have subsequently been introduced that would modify or repeal certain provisions of the legislation, it was not amended during the most recent session of the General Assembly.

         On May 14, 1993, in an unrelated proceeding brought by other franchisors operating in Iowa, the United States District Court for the Southern District of Iowa ruled that certain provisions of the legislation (those which make the legislation applicable to franchises existing before its effective date and those provisions governing the transfer of franchises, encroachment, termination, and non-renewal) substantially impair, in violation of the United States and Iowa Constitutions, the franchisor-plaintiffs' contractual rights under their license agreements with certain Iowa franchisees. The Court made no ruling on the constitutionality of the legislation as applied to franchise agreements entered into or renewed after the effective date of the legislation. The Company understands that the Court's ruling was recently affirmed by the Eighth Circuit Court of Appeals. The Company has entered into two new franchise agreements in Iowa since the enactment of the legislation, and management does not expect the legislation to have a material effect on the Company's business.

ITEM 2.  PROPERTIES

         The Company owns and has consolidated its Corporate Headquarters and Distribution Center operations on a 36-acre site in Ankeny, Iowa. This facility consists of approximately 255,000 square feet, including a central Corporate Headquarters office building, expanded Distribution Center and vehicle service/maintenance center. The facility was completed in February 1990 and placed in full service at that time.

         The Company owns an approximately 10,000 square-foot building on an eight-acre site in Creston, Iowa that it utilizes as a sandwich commissary center for the preparation of sandwiches sold in Casey's General Stores.

         On April 30, 1994, Casey's owned the land at 557 locations and the buildings at 574 locations, and leased the land at 130 locations and the buildings at 113 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs.
Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

         The Company leases approximately 16,800 square feet of office and warehouse space at 1299 N.E. Broadway Avenue, Des Moines, Iowa, which was used as its principal offices and corporate headquarters until the new Corporate Headquarters facility became available in February 1990. See "Other Information Relating to Directors and Executive Officers - Certain Transactions" in the Company's Proxy Statement dated August 15, 1994 for a description of the terms of the Company's lease of such space.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is the sole defendant in a class action lawsuit brought by five Iowa retail gasoline dealers and a trade association representing independent distributors and retailers of gasoline products within the State of Iowa, acting on behalf of a class of such dealers. The Amended and Substituted Complaint - Class Action (the "Bathke Complaint"), filed in the United States District Court for the Southern District of Iowa (Gilbert Bathke, et. al. v. Casey's General Stores, Inc., Civil No. 4-90-CV-80658), alleges that by selling gasoline at "very low prices which are supported by higher prices charged for the same petroleum products in other markets," the Company violated federal anti-trust laws (specifically, Section 2(a) of the Robinson-Patman Act and Section 2 of the Sherman Act) and State of Iowa unfair price discrimination laws. The Bathke Complaint seeks as relief a permanent injunction enjoining such practices, unspecified monetary damages (to be trebled as provided by law) and attorneys' fees.

         In its Answer to the Bathke Complaint, the Company denied the material allegations included therein and raised several affirmative defenses to said allegations. The Company initially attempted to have the case dismissed on jurisdictional grounds, but the Company's motion to that effect was overruled in an Order dated March 31, 1992.

         The Court granted plaintiffs' request to certify the lawsuit as a class action and the Company understands that approximately 50 potential class members formally elected out of the litigation. A number of the remaining class members ultimately may be excluded from the class by reason of non-compliance with discovery requests or at their own request. As a result, the precise number of class members cannot be ascertained at this time. Management currently believes that the class as certified for purposes of trial will most likely include approximately 165 members.

         All formal discovery activities (including depositions of class members) were recently completed and on July 13, 1994 the Company filed a motion for summary judgment seeking the dismissal of all counts of the Bathke Complaint. The Company maintains, among other arguments, that plaintiffs cannot establish liability by "common proof", that the record shows no evidence of the requisite predatory intent, that it has not been shown that the Company's prices were below the appropriate measure of cost, that plaintiffs have not borne their burden to show recoupment and that the record contains insufficient evidence of antitrust injury and damages. The Company also filed alternative motions to dismiss with prejudice as to certain class members who did not respond to discovery requests and to decertify the class action. Oral argument on the Company's motions is expected to be held on August 5, 1994. Trial is currently set to begin on October 17, 1994.

        Management does not believe that the Company is liable to plaintiffs for the conduct complained of and intends to contest the matter vigorously.

        The Company from time to time is a party to other legal proceedings arising from the conduct of its business operations, including proceedings relating to personal injury and employment claims, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such other proceedings pending as of the date of this Form 10-K is material in the aggregate.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         Not applicable.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information required in response to this Item is incorporated herein by reference from the section entitled "Common Stock Data" set forth on page 24 of the Company's Annual Report for the year ended April 30, 1994.

         The cash dividends declared by the Company (adjusted to give effect to the two-for-one stock split distributed on February 15, 1994) during the periods indicated have been as follows:


                                                   Cash Dividend
                                                     Declared
                                                   -------------

              Calendar 1992
              -------------
                  First Quarter                           $.015
                  Second Quarter                           .015
                  Third Quarter                            .015
                  Fourth Quarter                           .015
                                                           ----
                                                           $.06

          Calendar 1993
          -------------
                  First Quarter                           $.015
                  Second Quarter                           .01875
                  Third Quarter                            .01875
                  Fourth Quarter                           .01875
                                                           -------
                                                          $.07125

              Calendar 1994
              -------------
                  First Quarter                           $.01875
                  Second Quarter                           .02


ITEM 6.  SELECTED FINANCIAL DATA

         The information required in response to this Item is incorporated herein by reference from the section entitled "Selected Financial Data" set forth on page 23 of the Company's Annual Report for the year ended April 30, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required in response to this Item is incorporated herein by reference from pages 18 through 22 of the Company's Annual Report for the year ended April 30, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in response to this Item is incorporated herein by reference from pages 8 through 17 and page 24 of the Company's Annual Report for the year ended April 30, 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required in response to this Item is incorporated by reference from the section entitled "Election of Directors" set forth on pages 4 through 7 of the Company's Proxy Statement dated August 15, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required in response to this Item is incorporated herein by reference from that portion of the section entitled "Executive Compensation" set forth on pages 13 through 17 of the Company's Proxy Statement dated August 15, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference from the sections entitled "Shares Outstanding" and "Voting Procedures", set forth on pages 2 and 3 of the Company's Proxy Statement dated August 15, 1994, and from the section entitled "Beneficial Ownership of Shares of Common Stock By Directors and Executive Officers" set forth on pages 8 and 9 thereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is incorporated herein by reference from the section entitled "Other Information Relating to Directors and Executive Officers" set forth on pages 18 and 19 of the Company's Proxy Statement dated August 15, 1994.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED

     The documents listed below are filed as a part of this Report on Form 10-K and are incorporated herein by reference:

     (1) The following financial statements, shown on pages 8 through 17 of the Company's Annual Report for the year ended April 30, 1994:

     Balance Sheets, April 30, 1994 and 1993
     Statements of Income, Three Years Ended April 30, 1994
     Statements of Shareholders' Equity, Three Years
          Ended April 30, 1994
     Statements of Cash Flows,
          Three Years Ended April 30, 1994
     Notes to Financial Statements
     Independent Auditors' Report

     (2) The financial statement schedules set forth in Item 14(d) of this report.

     (3) The exhibits set forth in Item 14(c) of this report. The management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to
              Item 14(c) consist of the following:

              Exhibit Number           Document
              --------------           --------
              10.4(a)                  Fifth Amended and Restated
                                       Casey's General Stores, Inc.
                                       Employees' Stock Ownership
                                       Plan and Trust Agreement (g)

              10.19                    Casey's General Stores, Inc.
                                       1991 Incentive Stock Option
                                       Plan (j) and amendment
                                       thereto (o)

              10.21                    Employment Agreement with
                                       Donald F. Lamberti (l)

              10.22                    Employment Agreement with
                                       Ronald M. Lamb (l)

              10.23                    Employment Agreement with
                                       Douglas K. Shull (l)

              10.24                    Employment Agreement with
                                       John G. Harmon

____________________
(g) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1989.

(j) Incorporated by reference from the Registration Statement on Form S-8 (33-42907) filed September 23, 1991.

(l) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1992.

(o) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994.

     (b)      REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 1994.

     (c) EXHIBITS

      Exhibit
      Number                   Document
      ------                   --------
       3.1       Restated and Amended Articles of Incorporation (a) and
                 Amendments thereto (b), (d), (f)
       3.2       Amended and Restated By-Laws (h)
       4.2       Rights Agreement between Casey's General Stores, Inc. and
                 United Missouri Bank of Kansas City, N.A., as Rights Agent,
                 relating to Common Share Purchase Rights (e) and amendments thereto (i), (p)
       4.3       Note Agreement between Casey's General Stores, Inc. and
                 Principal Mutual Life Insurance Company and Nippon Life
                 Insurance Company of America (n)
       9         Voting Trust Agreement (a) and Amendment thereto (d)
      10.4(a)    The Fifth Amended and Restated Casey's General Stores, Inc.
                 Employees' Stock Ownership Plan and Trust Agreement (g)
      10.6       Lease Agreement between Casey's General Stores, Inc. and
                 Broadway Distributing Company (a)
      10.8       Form of Franchise Agreement (a)
      10.9       Form of Store Lease Agreement (a)
      10.10      Form of Equipment Lease Agreement (a)
      10.16      Secured Promissory Note dated November 30, 1989 given to
                 Principal Mutual Life Insurance Company (f)
      10.18      Commercial Note with Norwest Bank Iowa, N.A.(k)
      10.19      Casey's General Stores, Inc. 1991 Incentive Stock Option Plan
                 (j) and amendment thereto (o)
      10.21      Employment Agreement with Donald F. Lamberti (l)
      10.22      Employment Agreement with Ronald M. Lamb (l)
      10.23      Employment Agreement with Douglas K. Shull (l)
      10.24      Employment Agreement with John G. Harmon
      10.25      Term Loan Agreement and Current Note with Norwest Bank Iowa,
                 N.A. (m)
      10.26      Loan Agreement and Commercial Note with Peoples Trust and
                 Savings Bank (m)

      11         Statement regarding computation of earnings per share
      13         Financial Statements from 1994 Annual Report
      24.1       Report and Consent of KPMG Peat Marwick

- - -----------------------------------------------

(a) Incorporated herein by reference from the Registration Statement on Form S-1 (2-82651) filed August 31, 1983.

(b) Incorporated herein by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1986 (0-12788).

(c)       Reserved.

(d) Incorporated herein by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1988 (0-12788).

(e) Incorporated herein by reference from the Registration Statement on Form 8-A filed June 19, 1989 (0-12788).

(f) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1989.

(g) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1989.

(h) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1989.

(i) Incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990.

(j) Incorporated by reference from the Registration Statement on Form S-8 (33-42907) filed September 23, 1991.

(k) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1991.

(l) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1992.

(m) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1992.

(n) Incorporated by reference from the Current Report on Form 8-K filed February 18, 1993.

(o) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994.

(p) Incorporated by reference from the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed
          March 30, 1994.


     (D) FINANCIAL STATEMENT SCHEDULES

     Schedule V - Property, Plant and Equipment
     Schedule VI - Accumulated Depreciation,
              Depletion and Amortization of Property,
              Plant and Equipment
     Schedule IX - Short-Term Borrowings


     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CASEY'S GENERAL STORES, INC.
                                  (Registrant)



Date:  July 25, 1994            By /s/ Donald F. Lamberti
                                   Donald F. Lamberti,
                                   Chief Executive Officer
                                   and Chairman of the Board
                                   (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 25, 1994            By /s/ Donald F. Lamberti
                                   ---------------------------
                                   Donald F. Lamberti
                                   Chief Executive Officer,
                                   Chairman of the Board
                                   (Principal Executive Officer)


Date:  July 25, 1994            By /s/ Ronald M. Lamb
                                   ---------------------------
                                   Ronald M. Lamb
                                   President and Chief
                                   Operating Officer,
                                   Director


Date:  July 25, 1994            By /s/ Douglas K. Shull
                                   ---------------------------
                                   Douglas K. Shull
                                   Treasurer, Director
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)


Date:  July 25, 1994            By /s/ John G. Harmon
                                   ---------------------------
                                   John G. Harmon
                                   Secretary, Director


Date:  July 26, 1994            By /s/ George A. Doerner
                                   ---------------------------
                                   George A. Doerner
                                   Director


Date:  July 26, 1994            By /s/ Kenneth H. Haynie
                                   ---------------------------
                                   Kenneth H. Haynie
                                   Director


Date:  July 26, 1994            By /s/ John R. Fitzgibbon
                                   ---------------------------
                                   John R. Fitzgibbon
                                   Director


Date:  July 25, 1994            By /s/ Jack P. Taylor
                                   ---------------------------
                                   Jack P. Taylor
                                   Director

                          CASEY'S GENERAL STORES, INC.

                         _____________________________


                   SCHEDULE V.  PROPERTY, PLANT AND EQUIPMENT

Column A              Column B     Column C     Column D     Column E      Column F
- - --------              --------     --------     --------     --------      --------
                      Balance at                              Other         Balance
                      beginning    Additions                  changes -     at end
Classification        of period    at cost      Retirements   add (deduct)  of period
- - --------------        ---------    ---------    -----------   ------------  ---------
 Year ended
 April 30, 1994

  Land             $ 27,596,097    7,211,027       28,917       --         34,778,207
  Buildings and
  leasehold
  improvements      106,098,220   25,811,874      378,654       --        131,531,440

  Machinery and
  equipment         148,223,940   30,789,051    2,937,280      (55,658)   176,020,053

  Leasehold
  interest
  in property
  and equipment      11,707,337    3,264,222      992,000       --         13,979,559
                    -----------   ----------   ----------  -----------    -----------

                   $293,625,594  $67,076,174  $ 4,336,851 $    (55,658)  $356,309,259
                    -----------   ----------   ----------  -----------    -----------

 Year ended
 April 30, 1993
  Land             $ 21,539,035    6,057,062       --           --         27,596,097
  Buildings and
  leasehold
  improvements       87,525,756   19,340,804      768,340       --        106,098,220

  Machinery and
  equipment         124,948,783   25,999,010    2,668,299      (55,554)   148,223,940

  Leasehold
  interest
  in property
  and equipment      12,362,872       --          655,535       --         11,707,337
                    -----------   ----------   ----------  -----------    -----------

                   $246,376,446  $51,396,876  $ 4,092,174 $    (55,554)  $293,625,594
                    -----------   ----------   ----------  -----------    -----------

 Year ended
 April 30, 1992
  Land             $ 17,890,067  $ 3,703,655   $   54,687  $    --       $ 21,539,035
  Buildings and
  leasehold
  improvements       76,479,998   11,405,077      359,319       --         87,525,756

  Machinery and
  equipment         107,050,428   20,279,480    1,614,626    (766,499)(A) 124,948,783

  Leasehold
  interest
  in property
  and equipment      13,615,372       --        1,252,500       --         12,362,872
                    -----------   ----------   ----------   ----------    -----------

                   $215,035,865  $35,388,212   $3,281,132 $  (766,499)   $246,376,446
                    -----------   ----------    ---------  -----------    -----------


(A)  Certain equipment reclassified at depreciated cost.

                         CASEY'S GENERAL STORES, INC.

                      ____________________________________


             SCHEDULE VI.  ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


Column A              Column B     Column C     Column D     Column E      Column F
- - --------              --------     --------     --------     --------      --------
                                   Additions
                      Balance at   charged to                 Other         Balance
                      beginning    costs and                  changes -     at end
Description           of period    expenses     Retirements   add (deduct)  of period
- - -----------           ---------    ---------    -----------  ------------   ---------
 Year ended
 April 30, 1994
  Buildings and
  leasehold
  improvements        $15,276,157   $ 3,908,621   $  143,387   $    --        $19,041,391

  Machinery and
  equipment            56,151,304    13,613,035    1,849,711     (55,658)      67,858,970

  Leasehold
  interest
  in property
  and equipment         4,816,794       883,433      666,500      --            5,033,727
                        ----------    ----------    ---------  -----------     ----------

                      $76,244,255   $18,405,089   $2,659,598 $   (55,658)     $91,934,088
                       ----------    ----------    ---------  -----------      ----------

 Year ended
 April 30, 1993
  Buildings and
  leasehold
  improvements        $12,216,231     3,217,884      157,958      --           15,276,157

  Machinery and
  equipment            46,041,112    11,558,251    1,392,505     (55,554)      56,151,304

  Leasehold
  interest
  in property
  and equipment         4,561,103       714,426      458,735         --         4,816,794
                       ----------     ----------    ---------  -----------     ----------

                      $62,818,446   $15,490,561   $2,009,198  $  (55,554)     $76,244,255
                       ----------    ----------    ---------  -----------      ----------

 Year ended
 April 30, 1992
  Buildings and
  leasehold
  improvements        $ 9,716,004   $ 2,649,034   $  148,807  $    --         $12,216,231

  Machinery and
  equipment            37,955,535     9,816,858      964,782   (766,499)(A)    46,041,112

  Leasehold
  interest
  in property
  and equipment         4,667,051       786,091      892,039      --            4,561,103
                        ----------     ----------   ---------  -----------     ----------

                      $52,338,590   $13,251,983   $2,005,628  $( 766,499)     $62,818,446
                       ----------    ----------    ---------  -----------     -----------


(A)  Certain equipment reclassified at depreciated cost.

                          CASEY'S GENERAL STORES, INC.

                         _____________________________


                      SCHEDULE IX.  SHORT-TERM BORROWINGS


Column A              Column B     Column C     Column D     Column E      Column F
- - --------              --------     --------     --------     --------      --------
                                                                           Weighted
                                                Maximum      Average       average
                                   Weighted     amount       amount        interest
Category of           Balance      average      outstanding  outstanding   rate
aggregate short-      at end       interest     during the   during the    during the
term borrowings     of period       rate         period      period (A)    period (B)
- - ---------------    ---------    ---------    -----------  -----------   -------------

April 30, 1994
 Notes Payable,
    banks           $18,500,000  4.48%       $25,000,000   $17,425,616   4.01%


April 30, 1993
  Notes Payable,
    banks           $12,750,000  3.83%       $20,000,000   $12,653,425   4.04%


April 30, 1992
  Notes Payable,
    banks            $7,000,000  4.77%       $15,000,000    $5,313,934   5.59%



_________________________

(A)  The average was calculated based on the daily average outstanding balance.

(B) The weighted average was computed by dividing related interest expense by the average short-term borrowings outstanding.

                                 EXHIBIT INDEX



Exhibit No.             Description                      Page
- - -----------             -----------                      ----
10.24              Employment Agreement with
                   John G. Harmon

11                 Statement regarding computation
                   of earnings per share

13                 Financial Statements from
                   1994 Annual Report

24.1               Report and Consent of
                   KPMG Peat Marwick