Form 10-Q
period 1994-01-30
CASEYS GENERAL STORES INC
filed 1994-07-29
CIK 726958

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE FISCAL QUARTER ENDED JANUARY 31, 1994

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

                               50021
                            (Zip Code)

                           (515)965-6100
       (Registrant's telephone number, including area code)


                                N/A
       (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES__X____   NO_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, NO PAR VALUE         22,238,061 shares
               (Class)          (Outstanding at March 3, 1994)

                   CASEY'S GENERAL STORES, INC.

                               INDEX

                                                        PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1.   FINANCIAL STATEMENTS.

                Condensed balance sheets -
                January 31, 1994 and April 30, 1993       3

                Condensed statements of income -
                three and nine months ended
                January 31, 1994 and 1993                 5

                Condensed statements of cash flows -
                nine months ended
                January 31, 1994 and 1993                 6

                Notes to condensed financial statements   7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.                        12

     Item 6.   Exhibits and Reports on Form 8-K.         13


SIGNATURE                                                15

                        PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.


                         CASEY'S GENERAL STORES, INC.
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                        January 31,     April 30,
                                           1994           1993
                                        -----------     ---------
     ASSETS

Current assets
     Cash and cash equivalents          $  4,072,289     2,121,023
     Short-term investments               12,803,936    15,964,340
     Receivables                           2,277,594     2,147,641
     Inventories                          21,636,833    25,728,476
     Prepaid expenses                        564,729       551,891

          Total current assets            41,355,381    46,513,371

Long-term investments                      9,234,304    14,497,648

Other assets                               2,119,113     2,384,484

Property and equipment, net of
  accumulated depreciation
  January 31, 1994, $87,490,977
  April 30, 1993, $76,244,255            257,574,802   217,381,339

Total assets                            $310,283,600   280,776,842
                                         -----------   -----------



See notes to condensed financial statements.

                         CASEY'S GENERAL STORES, INC.
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                  (Continued)


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable                    $ 22,500,000     12,750,000
     Current maturities of
      long-term debt                     2,842,771      2,826,764
     Accounts payable                   34,283,607     31,442,803
     Accrued expenses                    7,808,009      8,110,667
     Income taxes payable                1,559,546        326,046
                                        ----------     ----------

          Total current liabilities     68,993,933     55,456,280
                                        ----------     ----------

Long-term debt, net of
  current maturities                    99,415,185     98,956,360
                                        ----------     ----------

Deferred taxes                          19,516,000     17,566,000
                                        ----------     ----------

Deferred compensation                      938,888        822,302
                                        ----------     ----------

Stockholders' equity
  Preferred stock, no par value            --             --
  Common Stock, no par value            25,861,412     25,435,693
  Retained earnings                     95,558,182     82,540,207
                                        ----------     ----------


          Total stockholders' equity   121,419,594    107,975,900
                                       -----------    -----------


                                      $310,283,600    280,776,842
                                       -----------    -----------

See notes to condensed financial statements.

                         CASEY'S GENERAL STORES, INC.
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                             Three Months Ended          Nine Months Ended
                                January 31,                  January 31,
                             1994         1993            1994         1993
                             ------------------          ------------------
Net sales                $172,621,185   158,346,994    553,274,834  511,522,501

Franchise revenue           1,206,955     1,131,995      3,904,648    3,768,087
                          -----------   -----------    -----------  -----------
                          173,828,140   159,478,989    557,179,482  515,290,588
                          -----------   -----------    -----------  -----------

Cost of goods sold        132,603,330   124,119,569    431,977,799  403,655,183
Operating expenses         28,219,221    25,028,457     83,687,846   77,314,577
Depreciation and
  amortization              4,803,186     4,043,038     13,618,070   11,743,939
Interest, net               1,593,983     1,216,090      4,739,710    3,727,743
                          -----------   -----------    -----------  -----------

                          167,219,720   154,407,154    534,023,425  496,441,442
                          -----------   -----------    -----------  -----------

                            6,608,420     5,071,835     23,156,057   18,849,146


Federal and state
  income taxes              2,561,000     1,924,000      8,973,000    7,163,000
                          -----------   -----------    -----------  -----------

          Net income     $  4,047,420     3,147,835     14,183,057   11,686,146
                          -----------   -----------    -----------  -----------


Earnings per common
  and common equivalent
  share                  $        .18           .14            .64          .53
                          -----------   -----------    -----------  -----------



Fully diluted earnings
  per share              $        .17           .13            .58          .49
                          -----------   -----------    -----------  -----------



See notes to condensed financial statements.

                          CASEY'S GENERAL STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended
                                                          January 31,
                                                      1994          1993
                                                      ------------------
          Cash flows from operations:
            Net income                            $14,183,057     11,686,146
            Adjustments to reconcile
              net income to net cash
              provided by operations:
                Depreciation and amortization      13,618,070     11,743,939
                Deferred income taxes               1,950,000      1,650,000
                Changes in assets and liabilities:
                  Receivables                        (129,953)       398,851
                  Inventories                       4,091,643     (2,020,065)
                  Prepaid expenses                    (12,838)       (44,867)
                  Accounts payable                  2,840,804      2,544,587
                  Accrued expenses                   (302,658)      (647,586)
                  Income taxes                      1,233,500        780,553
                Other, net                            964,894        500,972
                                                   ----------     ----------
          Net cash provided by operations          38,436,519     26,592,530


          Cash flows from investing:
            Purchase of property and equipment    (51,155,278)   (40,185,255)
            Purchase of investments                (7,179,357)    (4,496,370)
            Sale of investments                    15,389,667      4,213,590
            Proceeds from exercise of
              stock options                           425,719         70,187
            Payment of cash dividend               (1,165,081)      (997,077)
                                                   ----------     -----------
          Net cash used in investing activities   (43,684,330)   (41,394,925)


          Cash flows from financing:
            Proceeds from long-term debt              ---          9,000,000
            Payments of long-term debt             (2,550,923)    (1,740,814)
            Net activity of short-term debt         9,750,000      7,250,000
                                                    ---------      ---------
          Net cash provided by
            financing activities                    7,199,077     14,509,186
                                                   ----------     ----------
          Net increase (decrease) in cash
            and cash equivalents                    1,951,266       (293,209)
          Cash and cash equivalents at
            beginning of the year                   2,121,023       1,526,644
                                                    ---------     -----------
          Cash and cash equivalents at
            end of the quarter                    $ 4,072,289       1,233,435
                                                   ----------     -----------

See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS





1. In the opinion of the Company, the accompanying condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1994, and the results of operations for the three months and nine months ended January 31, 1994 and 1993, and changes in cash flows for the nine months ended January 31, 1994 and 1993.

2. Sales generally are strongest during the Company's first quarter (May-July) and weakest during its fourth quarter (February-April). In the warmer months customers tend to purchase greater quantities of gasoline and certain convenience items, such as beer, soft drinks and ice. Due to the continuing emphasis on high-margin, freshly prepared food items, however, the Company's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

3. Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market (such as that experienced in fiscal 1991 as a result of the Persian Gulf crisis) and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on the Company's earnings.

4. All earnings per share numbers have been adjusted to reflect the two-for-one split of the Company's Common Stock declared for shareholders of record on February 1, 1994 and paid on February 15, 1994.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Casey's derives its revenue from the retail sale of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages and non-food products such as health and beauty aids, tobacco products, automotive products and gasoline by Company stores and from the wholesale sale of certain grocery and general merchandise items and gasoline to franchised stores. The Company also generates revenues from continuing monthly royalties based on sales by franchised stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third year of operation.

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 1994, the Company's ratio of current assets to current liabilities was .60 to 1. The ratio at January 31, 1993 and April 30, 1993, was .61 to 1 and .84 to 1,
respectively. Management believes that the Company's current $25,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $11,843,989 (44.5%) in the nine months ended January 31, 1994 from the comparable period in the prior year, primarily as a result of increased net income, depreciation and accounts payable and a decrease in inventories. Cash flows from investing and financing in the nine months ended January 31, 1994 decreased, primarily as a result of increased capital expenditures. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 1994, the Company expended $51,155,278 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $40,185,255 for the comparable period in the prior year. The Company anticipates expending approximately $60,000,000 in fiscal 1994 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments.

     As of January 31, 1994, the Company had long-term debt of $99,415,185, consisting of $35,000,000 of 6.25% Convertible
Subordinated Debentures due May 1, 2012 (the "Debentures"),
$30,000,000 of 7.70% Senior Notes due December 15, 2004 (the
"Senior Notes"), $17,282,570 of mortgage notes payable, $7,875,000 of unsecured notes payable and $9,257,615 of capital lease obligations.

     Interest on the Debentures is payable semiannually on May 1 and November 1 of each year. The Debentures are convertible at any time prior to maturity, unless previously redeemed by the Company, into shares of Common Stock at a conversion price of $9.50 per share. The Debentures have been called for redemption on March 28, 1994, and are convertible at any time prior to the close of business on March 25, 1994 into shares of Common Stock at a conversion price of $9.50 per share. See Part II, Item 6(b) hereof.

     Interest on the Senior Notes is payable on the 15th day of each month at the rate of 7.70% per annum. Principal of the Senior Notes matures in forty quarterly installments beginning March 15, 1995. The Company may prepay the Senior Notes in whole or in part at any time in an amount of not less than $1,000,000 or integral multiples of $100,000 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of February 1, 1993 between the Company and the Purchasers of the Senior Notes.

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the Debentures and the Senior Notes, a mortgage note, unsecured notes payable and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, short-term and long-term investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak;
(iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,424 USTs, of which 1,005 are fiberglass and 419 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. Most of these programs are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1992 and 1993, the Company spent approximately $1,241,000 and $2,533,000, respectively, for assessments and remediation. During the nine months ended January 31, 1994, the Company expended approximately $1,532,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 1994, approximately $2,800,000 has been received from such programs. The Company has accrued a liability at January 31, 1994, of approximately $2,800,000 for estimated net expenses related to anticipated corrective actions or remediation efforts.

     Management of the Company currently estimates that aggregate capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection will approximate $2,100,000 in fiscal 1994 through December 23, 1998, in order to comply with the existing UST regulations. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures. Such expenditures are expected to be funded as described above, and are not expected to adversely affect liquidity.

     THREE MONTHS ENDED JANUARY 31, 1994 COMPARED TO THREE MONTHS
     ENDED JANUARY 31, 1993

     Net sales for the third quarter of fiscal 1994 increased by $14,274,191 (9.0%) over the comparable period in fiscal 1993. Retail gasoline sales increased by $6,864,526 (8.2%) as the number of gallons sold increased by 9,911,966 (11.9%) and the average retail price per gallon decreased 3.3%. During this same period, retail sales of grocery and general merchandise increased by $13,229,995 (9.3%) due to the addition of 45 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 76.8% for the third quarter of fiscal 1994, compared to 78.4% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (12.5%) during the third quarter of fiscal 1994 from the third quarter of the prior year (9.7%) due to a decrease in wholesale gasoline costs during the quarter. In addition, the gross profit margin per gallon increased (to $.1217) in the third quarter of fiscal 1994 from the comparable period in the prior year ($.0983), and gross profits on retail sales of grocery and general merchandise increased (to 41.4%) from the comparable period in the prior year (40.7%).

     Operating expenses as a percentage of net sales were 16.3% for the third quarter of fiscal 1994 compared to 15.8% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by lower wholesale gasoline costs.

     Net income increased by $899,585 (28.6%). The increase in net income was attributable primarily to the increase in gross profit margins on retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, an increase in gross profit margins on retail sales of gasoline and an increased number of stores in operation for at least three years.

     NINE MONTHS ENDED JANUARY 31, 1994 COMPARED TO NINE MONTHS
     ENDED JANUARY 31, 1993

     Net sales for the first nine months of fiscal 1994 increased by $41,752,333 (8.2%) over the comparable period in fiscal 1993. Retail gasoline sales increased by $19,457,369 (7.3%) as the number of gallons sold increased by 28,959,354 (11.5%) and the average retail price per gallon decreased 3.7%. During this same period, retail sales of grocery and general merchandise increased by $18,644,783 (9.6%) due to the addition of 45 new Company stores and a greater number of stores in operation for at least three years.

     Costs of goods sold as a percentage of net sales was 78.1% for the first nine months of fiscal 1994 compared to 78.9% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (11.1%) during the first nine months of fiscal 1994 from the comparable period in the prior year (8.5%) due to a decrease in wholesale gasoline costs during the period. The gross profit margin per gallon increased (to $.1132) in the first nine months of fiscal 1994 from the comparable period in the prior year ($.0894). However, gross profits on retail sales of grocery and general merchandise, particularly those on cigarettes, beer and soft drinks, decreased (to 39.1%) from the comparable period in the prior year (40.8%) due to more competitive pricing levels and special 25th anniversary pricing on selected items during June and July.

     Operating expenses as a percentage of net sales were 15.1% for the first nine months of fiscal 1994 compared to 15.1% for the comparable period in the prior year. Operating expenses as a percentage of net sales remained constant primarily because increases in the number of gallons of gasoline sold and in retail sales of grocery and general merchandise were offset by lower wholesale gasoline costs.

     Net income increased by $2,496,911 (21.4%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, an increase in gross profit margins on retail sales of gasoline and an increased number of stores in operation at least three years.


                    PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.

     The Company is the sole defendant in a class action lawsuit brought in December 1990 by five Iowa retail gasoline dealers and a trade association representing independent distributors and retailers of gasoline products within the State of Iowa, on behalf of a class of such dealers. The Amended and Substituted Complaint - Class Action (the "Bathke Complaint"), filed in the United States District Court for the Southern District of Iowa (GILBERT BATHKE, ET. AL. V. CASEY'S GENERAL STORES, INC., Civil No. 4-90-CV-80658), alleges that by selling gasoline at "very low prices which are supported by higher prices charged for the same petroleum products in other markets," the Company violated federal anti-trust laws (specifically, Section 2(a) of the

Robinson-Patman Act and Section 2 of the Sherman Act) and State of Iowa unfair price discrimination laws. The Bathke Complaint seeks as relief a permanent injunction enjoining such practices, unspecified monetary damages (to be trebled as provided by law) and attorneys' fees.

     In its Answer to the Bathke Complaint, the Company denied the material allegations of the plaintiffs and raised several affirmative defenses to the allegations set forth therein. The Company also attempted to have the case dismissed on jurisdictional grounds, but the Company's motion to that effect was overruled in an Order dated March 31, 1992.

     The Court has granted plaintiffs' request to certify the lawsuit as a class action and ordered that notice of the class certification and the right to participate as class members be sent to potential class members. The Company understands that approximately 50 potential class members formally elected out of the litigation, and believes this matter therefore will proceed to trial as a class action brought by the approximately 350-400 class members who did not formally elect out. Potential class members who elected out of the class are not precluded from joining the Bathke litigation as additional parties-plaintiff or from bringing a separate action for damages.

     Counsel for plaintiffs and the Company are currently engaged in formal discovery activities (including depositions of class members) and trial currently is set to begin on October 17, 1994. Management does not believe that the Company is liable to plaintiffs for the conduct complained of and intends to contest the matter vigorously. Counsel for the Company has advised management that they expect to file a motion for summary judgment prior to trial.

     The Company from time to time also is a party to other legal proceedings arising from the conduct of its business operations, including but not limited to proceedings relating to personal injury and employment claims, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such other proceedings pending as of the date of this Form 10-Q is material in the aggregate.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

     Exhibit
     No.                      Description
     --------                 -----------
     4.1                      Indenture between Casey's General
                                Stores, Inc. and United Missouri
                                Bank of Kansas City, N.A., as
                                Trustee*

     4.1(a)                   Notice of Total Redemption****

     4.2                      Rights Agreement between Casey's
                                General Stores, Inc. and United
                                Missouri Bank of Kansas City,
                                N.A., as Rights Agent** and
                                amendment thereto***

     4.3                      Note Agreement between Casey's
                                General Stores, Inc. and
                                Principal Mutual Life Insurance
                                Company and Nippon Life Insurance
                                Company of America*****

     10.19(a)                 Amendment to 1991 Incentive Stock
                                Option Plan

     11                       Statement regarding computation of
                                per share earnings

____________________

* Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed September 15, 1987 relating to
     $35,000,000 principal amount of 6-1/4% Convertible
     Subordinated Debentures due May 1, 2012.

** Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common
     Share Purchase Rights.

*** Incorporated by reference from the Form 8 (Amendment No. 1 to the foregoing Registration Statement on Form 8-A) filed
     September 10, 1990.

**** Incorporated by reference from the Form 8-K filed February
     24, 1994.

***** Incorporated by reference from the Form 8-K filed February
      18, 1993.

     (b) On December 23, 1993, the Company filed a Current Report on Form 8-K with respect to the two-for-one stock split of the Common Stock of the Company for shareholders of record on February 1, 1994. There were no other reports on Form 8-K filed during the three months ended January 31, 1994.

          On February 25, 1994, the Company filed a Current
          Report on Form 8-K with respect to the call for redemption of the outstanding 6-1/4% Convertible
          Subordinated Debentures due May 1, 2012.




                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CASEY'S GENERAL STORES, INC.


Date:  March 16, 1994         BY: /s/ Douglas K. Shull
                                  ----------------------------
                                  Douglas K. Shull, Treasurer
                                    (Authorized Officer and
                                     Principal Financial Officer)

                          EXHIBIT INDEX

Exhibit No.              Description                        Page
- -----------              -----------                        ----
   10.19(a)              Amendment to 1991                   17
                         Incentive Stock Option
                         Plan

   11                    Statement regarding                 18
                         computation of
                         per share earnings

                                             Exhibit 10.19(a)


               AMENDMENT TO CASEY'S GENERAL STORES, INC.
                   1991 INCENTIVE STOCK OPTION PLAN


     THIS AMENDMENT TO CASEY'S GENERAL STORES, INC. 1991
INCENTIVE STOCK OPTION PLAN is made and entered into this 1st day of February, 1994, by Casey's General Stores, Inc., an Iowa corporation.

     WHEREAS, the Board of Directors of Casey's General Stores,
Inc. (the "Corporation") has authorized a two-for-one stock split in the form of a 100% stock dividend for each share of the Common
Stock of the Corporation held by shareholders of record on February 1, 1994; and

     WHEREAS, the Board of Directors further has approved the amendment of the 1991 Incentive Stock Option Plan (the "Plan") to provide that the number of shares as to which options may at any time be granted under the Plan be increased from 473,416 shares to 946,832 shares of Common Stock of the Corporation, in accordance with Section 5.2 and Article XIII of the Plan, so as to reflect the two-for-one stock split in the form of a 100% stock dividend.

     NOW, THEREFORE, it is agreed that Section 5.1 of the Plan be and is hereby deleted and the following paragraph be substituted as a new Section 5.1 thereof:

          5.1. There shall be reserved for issuance pursuant to the Plan a total of Nine Hundred Forty Six Thousand Eight Hundred Thirty Two (946,832) shares of Common Stock, together with any shares that may become available for grant under the terms of the Plan by reason of forfeitures or otherwise. In the event that (i) an Option expires or is terminated unexercised as to any shares covered thereby, or (ii) shares are forfeited for any reason under the Plan, such shares shall thereafter be again available for issuance pursuant to the Plan.

                              CASEY'S GENERAL STORES, INC.



                         By:  /s/ Ronald M. Lamb
                              Ronald M. Lamb,
                              President and Chief Operating
                              Officer

ATTEST:




/s/ John G. Harmon
John G. Harmon, Secretary

                                                 Exhibit 11

                  CASEY'S GENERAL STORES, INC.
                Computation of Per Share Earnings

                                            Three Months Ended
                                               January 31,
                                            1994          1993
                                            --------------------
PRIMARY EARNINGS PER SHARE
  Weighted average number of
     common and common equivalent
     shares:
       Weighted average number
         of shares outstanding          22,226,790      22,164,290
       Shares applicable to
         stock options                      79,036          43,362
                                        ----------      ----------

                                        22,305,826      22,207,652
                                        ----------      ----------


     Net income                      $   4,047,420       3,147,835
                                        ----------      ----------


     Earnings per common and
       common equivalent share       $         .18             .44
                                        ----------      ----------


FULLY DILUTED EARNINGS PER SHARE

     Net income                      $   4,047,420       3,147,835
     Interest savings net of income
       taxes on assumed conversion
       of convertible debentures           334,961         339,063
                                        ----------      ----------

     Earnings applicable to
       fully diluted shares          $   4,382,381       3,486,898
                                        ----------      ----------


     Average common shares outstanding  22,226,790      22,164,290
     Average common equivalent shares
       applicable to stock options          89,314          38,320
     Average common shares issuable
       to assumed conversion of
       convertible debentures            3,684,210       3,684,210
                                        ----------      ----------

                                        26,000,314      25,886,820
                                        ----------      ----------

     Earnings per share-fully
       diluted basis                 $         .17             .13
                                        ----------      ----------

                                                           Exhibit 11
                                                          (continued)

                     CASEY'S GENERAL STORES, INC.
                   Computation of Per Share Earnings

                                             Nine Months Ended
                                               January 31,
                                            1994          1993
                                            ------------------
PRIMARY EARNINGS PER SHARE
  Weighted average number of
     common and common equivalent
     shares:
       Weighted average number
         of shares outstanding          22,199,400      22,159,178
       Shares applicable to
         stock options                      65,322          30,000
                                        ----------      ----------

                                        22,264,722      22,189,178
                                        ----------      ----------


     Net income                      $  14,183,057      11,686,146
                                        ----------      ----------


     Earnings per common and
       common equivalent share       $         .64             .53
                                        ----------      ----------


FULLY DILUTED EARNINGS PER SHARE

     Net income                      $  14,183,057      11,686,146
     Interest savings net of income
       taxes on assumed conversion
       of convertible debentures         1,004,883       1,017,188
                                        ----------      ----------

     Earnings applicable to
       fully diluted shares          $  15,187,940      12,703,334
                                        ----------      ----------


     Average common shares outstanding  22,199,400      22,159,178
     Average common equivalent shares
       applicable to stock options         100,190          39,486
     Average common shares issuable
       to assumed conversion of
       convertible debentures            3,684,210       3,684,210
                                        ----------      ----------

                                        25,983,800      25,882,874
                                        ----------      ----------


     Earnings per share-fully
       diluted basis                 $         .58             .49
                                        ----------      ----------
