Form 10-Q
period 1994-07-31
CASEYS GENERAL STORES INC
filed 1994-09-13
CIK 726958

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


            For the Fiscal Quarter Ended July 31, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X   NO  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value            25,925,020 shares
         (Class)                         (Outstanding at
                                          September 7, 1994)

                   CASEY'S GENERAL STORES, INC.

                               INDEX

                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed balance sheets -
               July 31, 1994 and April 30, 1994               3

               Condensed statements of income -
               three months ended
               July 31, 1994 and 1993                         5

               Condensed statements of cash flows -
               three months ended
               July 31, 1994 and 1993                         6

               Notes to condensed financial statements        7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.                                   8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.                            12

     Item 6.   Exhibits and Reports on Form 8-K.             13

SIGNATURE                                                    15

                  PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.


                   CASEY'S GENERAL STORES, INC.
                     CONDENSED BALANCE SHEETS
                            (Unaudited)

                                    July 31,       April 30,
                                      1994           1994
                                    --------       ---------
     ASSETS

Current assets
     Cash and cash equivalents      $ 10,038,358       3,151,664
     Short-term investments              742,720       8,720,235
     Receivables                       2,704,882       2,839,900
     Inventories                      24,698,328      23,754,256
     Prepaid expenses                  3,426,791       2,903,208

          Total current assets        41,611,079      41,369,263

Long-term investments                 10,231,724      11,234,304

Other assets                           1,137,178       1,259,138

Property and equipment, net of
  accumulated depreciation
  July 31, 1994, $96,742,130
  April 30, 1994, $91,934,088        275,908,375     264,375,171

                                    $328,888,356     318,237,876
                                     -----------     -----------











See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
                     CONDENSED BALANCE SHEETS
                            (Unaudited)
                            (Continued)



     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable                  $ 15,000,000      18,500,000
     Current maturities of
      long-term debt                   5,507,286       4,850,875
     Accounts payable                 44,404,843      37,414,028
     Accrued expenses                 14,978,071      14,668,791
     Income taxes payable              1,515,928          18,928
                                      ----------      ----------
          Total current liabilities   81,406,128      75,452,622

Long-term debt, net of
  current maturities                  59,661,017      61,414,871
                                      ----------      ----------
Deferred taxes                        22,483,000      21,983,000
                                      ----------      ----------
Deferred compensation                  1,016,612         977,750
                                      ----------      ----------
Shareholders' equity
  Preferred stock, no par value          --              --
  Common Stock, no par value          60,887,327      60,887,327
  Retained earnings                  103,434,272      97,522,306

Total shareholders' equity           164,321,599     158,409,633
                                     -----------     -----------
                                    $328,888,356     318,237,876
                                     -----------     -----------








See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
                  CONDENSED STATEMENTS OF INCOME
                            (Unaudited)

                                         Three Months Ended
                                              July 31,
                                       1994             1993
                                       ---------------------
(S>
Net sales                         $221,255,900      193,688,892

Franchise revenue                    1,431,628        1,357,190
                                   -----------      -----------
                                   222,687,528      195,046,082
                                   -----------      -----------
Cost of goods sold                 175,384,559      153,519,405
Operating expenses                  30,023,811       27,814,797
Depreciation and
  amortization                       5,276,824        4,303,531
Interest, net                        1,504,947        1,647,497
                                   -----------      -----------
                                   212,190,141      187,285,230
                                   -----------      -----------

Income before income taxes          10,497,387        7,760,852


Federal and state
  income taxes                       4,067,000        3,006,000

Net income                           6,430,387        4,754,852
                                   -----------      -----------

Earnings per common
  and common equivalent
  share                          $         .25              .21
                                  ------------      -----------


Fully diluted earnings
  per share                      $         .25              .20
                                  ------------      -----------



See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                            Three Months Ended
                                                  July 31,
                                            1994          1993
                                            ------------------
Cash flows from operations:
  Net income                            $ 6,430,387    4,754,852
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization       5,276,824    4,303,531
      Deferred income taxes                 500,000       50,000
      Changes in assets and liabilities:
        Receivables                         135,018     (493,984)
        Inventories                        (944,072)  (1,863,642)
        Prepaid expenses                   (523,583)    (684,365)
        Accounts payable                  6,990,815    4,373,947
        Accrued expenses                    309,280     (615,896)
   Income taxes payable                   1,497,000    2,036,000
      Other, net                            464,813      335,725
Net cash provided by operations          20,136,482   12,796,168
                                         ----------   ----------

Cash flows from investing:
  Purchase of property and
         equipment                      (16,879,805) (16,981,782)
  Purchase of investments                (1,000,000)  (5,162,735)
  Sale of investments                     9,745,881    5,405,660
Net cash used in investing activities    (8,133,924) (16,738,857)
                                         ----------  -----------

Cash flows from financing:
  Payments of long-term debt             (1,097,443)  (1,197,024)
  Net activity of short-term debt        (3,500,000)   6,250,000
  Payment of cash dividend                 (518,421)    (332,655)
Net cash (used in) provided by
  financing activities                   (5,115,864)   4,720,321
Net increase in cash and
  cash equivalents                        6,886,694      777,632
Cash and cash equivalents at
  beginning of the year                   3,151,664    2,121,023
Cash and cash equivalents at
  end of the quarter                    $10,038,358    2,898,655
                                         ----------   ----------

See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1994, and the results of operations for the three months ended July 31, 1994 and 1993, and changes in cash flows for the three months ended July 31, 1994 and 1993.

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

3. Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volitility in the wholesale gasoline market (such as that experienced in fiscal 1991 as a result of the Persian Gulf crisis) and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a materially adverse effect on the Company's earnings.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 1994, the Company's ratio of current assets to current liabilities was .51 to 1. The ratio at July 31, 1993 and April 30, 1994, was .70 to 1 and .55 to 1,
respectively. Management believes that the Company's current $25,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $7,340,314 (57.4%) in the three months ended July 31, 1994 from the comparable period in the prior year, primarily as a result of a larger net income and a larger increase in accounts payable. Cash flows from investing and financing in the three months ended July 31, 1994 remained constant. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 1995, the Company expended $16,879,805 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $16,981,782 for the comparable period in the prior year. The Company anticipates expending approximately $50,000,000 in fiscal 1995 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "Senior Notes").

     As of July 31, 1994, the Company had long-term debt of $59,661,017, consisting of $28,500,000 of 7.70% Senior Notes,
$15,405,013 of mortgage notes payable, $6,963,444 of unsecured notes payable and $8,792,560 of capital lease obligations.

     Interest on the Senior Notes is payable on the 15th day of each month at the rate of 7.70% per annum. Principal of the Senior Notes matures in forty quarterly installments beginning March 15, 1995. The Company may prepay the Senior Notes in whole or in part at any time in an amount of not less than $1,000,000 or integral multiples of $100,000 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of February 1, 1994 between the Company and the purchasers of the Senior Notes.

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the 6-1/4% Convertible Subordinated Debentures (which were converted into 3,683,064 shares of Common Stock on March 28,
1994) and the Senior Notes, a mortgage note, unsecured notes payable and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, short-term and long-term investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,485 USTs, of which 1,081 are fiberglass and 404 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1994 and 1993, the Company spent approximately $1,814,000 and $2,533,000, respectively, for assessments and remediation. During the three months ended July 31, 1994, the Company expended approximately $314,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 1994, approximately $3,200,000 has been received from such programs. The Company has accrued a liability at July 31, 1994, of approximately $3,200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

     THREE MONTHS ENDED JULY 31, 1994 COMPARED TO THREE MONTHS
     ENDED JULY 31, 1993

     Net sales for the first quarter of fiscal 1995 increased by $27,567,008 (14.2%) over the comparable period in fiscal 1994. Retail gasoline sales increased by $15,606,004 (15.8%) as the number of gallons sold increased by 15,373,355 (16.3%) while the average retail price per gallon decreased 0.4%. During this same period, retail sales of grocery and general merchandise increased by $10,635,367 (14.1%) due to the addition of 55 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 79.3% for the first quarter of fiscal 1995, compared to 79.3% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (7.6%) during the first quarter of fiscal 1995 from the first quarter of the prior year (10.4%) due to the increase in wholesale gasoline costs during the quarter. The gross profit margin per gallon also decreased (to $.0792) in the first quarter of fiscal 1995 from the comparable period in the prior year ($.1089). These factors were offset by an increase in gross profits on retail sales of grocery and general merchandise (to 39.7%) from the comparable period in the prior year (36.6%), resulting from special 25th anniversary pricing on selected items during June and July of 1993.

     Operating expenses as a percentage of net sales were 13.6% for the first quarter of fiscal 1995 compared to 14.4% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the number of gallons sold and an increase in retail sales of grocery and general merchandise.

     Net income increased by $1,675,535 (35.2%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, lower operating expenses as a percentage of net sales and an increased number of stores in operation for at least three years.

     The Financial Accounting Standards Board has issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement 115, effective for fiscal years beginning after December 15, 1993, expands the use of fair value accounting for those securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. The Company anticipates its short-term and long-term investments will be classified as "held-to-maturity" securities and the financial statement impact will not be material to the financial statements. The Company adopted Statement 115 in the first quarter of fiscal 1995 on a prospective basis.

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

     The Court granted plaintiffs' request to certify the lawsuit as a class action and the Company understands that approximately 50 potential class members formally elected out of the litigation. A number of the remaining class members ultimately may be excluded from the class by reason of non-compliance with discovery requests or at their own request. As a result, the precise number of class members cannot be ascertained at this time. Management currently believes that the class as certified for purposes of trial would most likely include approximately 165 members.

     All formal discovery activities (including depositions of class members) have been completed and on July 13, 1994 the Company filed a motion for summary judgment seeking the dismissal of all counts of the Bathke Complaint. The Company maintains, among other arguments, that plaintiffs cannot establish liability by "common proof", that the record shows no evidence of the requisite predatory intent, that it has not been shown that the Company's prices were below the appropriate measure of cost, that plaintiffs have not borne their burden to show recoupment and that the record contains insufficient evidence of antitrust injury and damages. The Company also filed alternative motions to dismiss with prejudice as to certain class members who did not respond to discovery requests and to decertify the class action.

     Oral arguments on the Company's motions were held before the Court on August 5, 1994. Subsequent thereto, the Court denied the Company's motion to decertify the class action. At a further hearing held on September 8, 1994, the Court advised counsel of the Court's intent to issue its rulings on the Company's motion for summary judgment and its alternative motion to dismiss as to certain class members on September 20, 1994. Trial remains set to begin on October 17, 1994.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

     EXHIBIT
     NO.                      DESCRIPTION
     --------                 -----------
     4.2                      Rights Agreement between Casey's
                                General Stores, Inc. and United
                                Missouri Bank of Kansas City,
                                N.A., as Rights Agent**, and
                                amendment thereto***

     4.3                      Note Agreement between Casey's
                                General Stores, Inc. and
                                Principal Mutual Life Insurance
                                Company and Nippon Life
                                Insurance Company of America****

     10.27                    Non-Employee Directors' Stock
                                Option Plan

     11                       Statement regarding computation
                                of per share earnings

     27                       Financial Data Schedule

____________________

** Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common
     Share Purchase Rights.

*** Incorporated by reference from the Form 8 (Amendment No. 1 to the foregoing Registration Statement on Form 8-A) filed
     September 10, 1990.

**** Incorported by reference from the Current Report on Form 8-K filed Feburary 18, 1994.

     (b) There were no reports on Form 8-K filed during the quarter for which this Report is filed.


                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CASEY'S GENERAL STORES, INC.



Date:   September 12, 1994    By: /s/ Douglas K. Shull
                                  ------------------------
                                  Douglas K. Shull, Treasurer
                                      (Authorized Officer and
                                       Principal Financial Officer)


                           EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION                        PAGE
- - -----------              ------------                       ----
   10.27                 Non-Employee Directors'
                         Stock Option Plan

   11                    Statement regarding
                         computation of
                         per share earnings

   27                    Financial Data Schedule

                   CASEY'S GENERAL STORES, INC.
             NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN


     1. PURPOSE. The purpose of the Casey's General Stores, Inc. Non-Employee Directors' Stock Option Plan (the "Plan") is to provide non-employee members of the Board of Directors (the "Board") of Casey's General Stores, Inc. (the "Company") an opportunity to acquire shares of the Common Stock of the Company (the "Common Stock") in consideration for personal services rendered in their capacity as directors of the Company, and to aid in attracting and retaining individuals of outstanding abilities and skills for service on the Board.

     2. ADMINISTRATION. The Chief Executive Officer (the "CEO") of the Company shall administer this Plan in accordance with the provisions stated herein. Subject to the express provisions of this Plan, the CEO may interpret the Plan, determine the terms and conditions of awards to non-employee directors of the Company under this Plan and make such other determinations as the CEO shall deem necessary or advisable for the proper administration of this Plan. The CEO shall not be liable for any action taken or determination made hereunder in good faith.

     3.   ELIGIBILITY.   Any person who (a) has served as a
non-employee director of the Company during the fiscal year preceding the Initial Contingent Award Date, the Second Contingent Award Date or an Annual Award Date (each as defined below) and (b) is a non-employee director of the Company on the last day of such fiscal year (an "Eligible Non-Employee Director") shall be awarded non-qualified options to purchase shares of Common Stock (an "Option" or "Options") as set forth in Sections 4 and 5 hereof.

     4. CONTINGENT AWARDS OF OPTIONS. In consideration for past services rendered, contingent awards (the "Contingent Awards") of Options shall be made to each Eligible Non-Employee Director, as and to the extent set forth in this Section 4, on (i) the date of adoption of this Plan by the Board (the "Initial Contingent Award Date") and (ii) May 1, 1995 (the "Second Contingent Award Date").

          (a) INITIAL CONTINGENT AWARD. On the Initial Contingent Award Date, each Eligible Non-Employee Director shall be awarded an Option to purchase up to a maximum of 5,000 shares of Common Stock, calculated in accordance with the formula following:

     Number of Option Shares =   [Years of continuous service as
                                 a non-employee director x 1,000,
                                 but in no event more than 5,000
                                 shares]

          (b) SECOND CONTINGENT AWARD.  On the Second Contingent
     Award Date, each Eligible Non-Employee Director shall be awarded an Option to purchase 1,000 shares of Common Stock.

          (c) NO RIGHTS UNTIL SHAREHOLDER APPROVAL OF PLAN. The Contingent Awards described in this Section 4 shall be made upon the same terms and conditions as those established in this Plan for other Options, except that no Eligible Non-Employee Director shall acquire any rights to exercise the Options granted thereby or acquire the shares of Common Stock represented by such Options until such time as this Plan has been approved by the shareholders of the Company.

     5. ANNUAL OPTION AWARDS. In consideration for past services rendered, on May 1 of each year (the "Annual Award Date") commencing May 1, 1996, each Eligible Non-Employee Director shall be awarded an Option to purchase 1,000 shares of Common Stock, so long as this Plan shall have been approved by the shareholders of the Company on or before said date.

     6. TERMS AND CONDITIONS OF OPTIONS. Each Option granted hereunder, including the Contingent Awards, shall be evidenced by a written agreement to be duly executed and delivered by or on behalf of the Company and the Eligible Non-Employee Director, in form satisfactory to the CEO.

          (a) PRICE OF OPTIONS. The purchase price per share with respect to each Option granted hereunder, including the Contingent Awards, shall be the average of the last reported sale prices of the Common Stock on the last trading day of each of the twelve months preceding the award of the Option, as reported on the NASDAQ National Market System (or such other exchange on which the Common Stock shall then be listed).

          (b) DURATION OF OPTIONS. Options shall be exercisable at such time and under such conditions as set forth in the written agreement evidencing such Option, but in no event shall any Option be exercisable on or after the tenth anniversary of the date on which the Option is granted.

          (c) PAYMENT. Shares of Common Stock purchased under any Option shall, at the time of purchase, be paid for in full. Such payment shall be made in cash, by tender of shares of Common Stock owned by the Eligible Non-Employee Director valued at the fair market value as of the date of exercise, or by a combination of cash and shares of Common Stock. No shares shall be issued or delivered until full payment therefor has been made.

          (d) WITHHOLDING. In the CEO's discretion, the Eligible Non-Employee Director may be required to pay to the Company the amount of any taxes required to be withheld with respect to shares of Common Stock purchased under any Option or, in lieu thereof, the Company shall have the right to retain the number of shares of Common Stock whose fair market value on the date such taxes are required to be withheld equals the amount required to be so withheld.

          (e) RULE 16B-3 SIX-MONTH LIMITATION. To the extent required in order to comply with Rule 16b-3, promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor rule or regulation thereto, the underlying shares of Common Stock acquired pursuant to the exercise of Options under the Plan may not be disposed of within six months following the award thereof. In the case of the Contingent Awards, such six-month period shall not commence to run until such time as the Plan has been approved by the shareholders of the Company.

          (f) SHARE CERTIFICATES. All certificates for shares of Common Stock delivered under the Plan pursuant to the exercise of any Option shall be subject to such stop transfer orders and other restrictions as the CEO may deem advisable under the Plan or the rules, regulations and other requirements of the Securities and Exchange Commission, any stock exchange upon which such shares of Common Stock are listed or traded, and any applicable Federal or State securities laws, and the CEO may cause a legend to be put on any such certificates to make appropriate reference to such restrictions.

     7. NON-TRANSFERABILITY OF OPTIONS. During an Eligible Non-Employee Director's lifetime, all Options awarded hereunder may be exercised only by the Eligible Non-Employee Director and by no other person, and the Options shall not be transferable or assignable by an Eligible Non-Employee Director to any other person or for any reason, except that the Eligible Non-Employee Director's legal representatives, trustees or beneficiaries may exercise Options then currently exercisable by the Eligible Non-Employee Director as and to the extent provided in Section 8 hereof.

     8. DEATH OF ELIGIBLE NON-EMPLOYEE DIRECTOR. Upon the death of an Eligible Non-Employee Director, his or her Options shall be exercisable only as to those shares of Common Stock which were subject to the exercise of such Options at the time of his or her death, and such Options shall expire unless exercised by his or her legal representatives, trustees or beneficiaries within twelve
(12) months after the date of his or her death.

     9.   SHARES RESERVED; ADJUSTMENT.

          (a) SHARES RESERVED. Subject to adjustment as provided herein, the total number of shares of Common Stock available for awards under the Plan shall not exceed 100,000 shares.
     In the event that an Option expires or is terminated unexercised as to any shares covered thereby, such shares shall thereafter be again available for issuance pursuant to the Plan.

          (b) ADJUSTMENT. In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other corporate change, or any distributions to common shareholders other than cash dividends, the CEO shall make such substitution or adjustment, if any, as the CEO deems to be equitable to accomplish fairly the purposes of the Plan and to preserve the intended benefits thereof to the Eligible Non-Employee Directors. Such adjustments may be made as to the number (including the number of shares specified above) of shares of Common Stock reserved for issuance pursuant to the Plan, the number of shares of Common Stock subject to outstanding Options and the Option prices thereof.

     10. EFFECTIVE DATE OF THE PLAN. The effective date of the Plan is August 29, 1994, being the date of the Plan's approval by the Board; provided, however, that no Option granted hereunder shall have any force or effect or become exercisable unless or until the Plan is approved by the shareholders of the Company.

     11.  MISCELLANEOUS.

          (a) NO OBLIGATION TO EXERCISE OPTIONS. The granting of an Option shall impose no obligation upon an Eligible Non-Employee Director to exercise such Option.

          (b) TERMINATION AND AMENDMENT OF PLAN. This Plan may be amended, suspended or terminated by action of the Board and shall be terminated automatically when all shares of Common Stock available for Options under the Plan have been awarded; provided, however, that (i) the provisions of the Plan may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder, and (ii) if the Plan has been approved by the shareholders of the Company, any amendment shall be similarly approved if the amendment would:

          (i) materially increase the benefits accruing to participants under the Plan;

          (ii) materially increase the number of securities which may be issued under the Plan; and

          (iii) materially modify the requirements to eligibility for participation in the Plan.

          (c) RIGHTS AS SHAREHOLDER. No Eligible Non-Employee Director shall have any right or privilege as a shareholder with respect to the shares of Common Stock acquired through the exercise of Options granted under this Plan unless and until certificates for shares of Common Stock are issuable to him or her.

          (d) NO OBLIGATION TO RETAIN. No right of a director to continue service in that capacity shall be implied from any action taken or award of Options made under the Plan.

          (e) APPLICABLE LAW. All questions pertaining to the validity, construction and administration of the Plan and Options granted hereunder shall be governed by laws of the State of Iowa and construed in accordance therewith, to the extent not otherwise governed by the Internal Revenue Code or the laws of the United States.

                                                           Exhibit 11

                       CASEY'S GENERAL STORES, INC.
                    Computation of Per Share Earnings

                                        Three Months Ended
                                             July 31,
                                        1994             1993
                                        ---------------------

PRIMARY EARNINGS PER SHARE
  Weighted average number of
    common and common equivalent
    shares:
      Weighted average number
        of shares outstanding        25,921,020      22,176,956
      Shares applicable to
        stock options                    79,985          38,372
                                     ----------      ----------
                                     26,001,005      22,215,328

      Net income                    $ 6,430,387       4,754,852
                                     ----------      ----------

      Earnings per common and
        common equivalent share     $       .25             .21
                                     ----------      ----------

FULLY DILUTED EARNINGS PER SHARE

      Net income                    $ 6,430,387       4,754,852
      Interest savings net of
        income taxes on assumed
        conversion of convertible
        debentures                       --             334,961
                                     ----------      ----------

      Earnings applicable to
        fully diluted shares        $ 6,430,387     $ 5,089,813
                                     ----------      ----------

      Average common shares
        outstanding                  25,921,020      22,176,956
      Average common equivalent
        shares applicable to
        stock options                   103,174          55,596
      Average common shares issuable
        to assumed conversion of
        convertible debentures           --           3,684,210
                                     ----------      ----------
                                     26,024,194      25,916,762

      Earnings per share-fully
        diluted basis               $       .25             .20
                                     ----------      ----------


[ARTICLE] 5
[NAME] CASEY'S GENERAL STORES
[MULTIPLIER] 1
[CURRENCY] U.S. DOLLARS

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          APR-30-1994
[PERIOD-START]                             MAY-01-1994
[PERIOD-END]                               JUL-31-1994
[EXCHANGE-RATE]                                      1
[CASH]                                      10,038,358
[SECURITIES]                                   742,720*<F1>
[RECEIVABLES]                                2,704,882
[ALLOWANCES]                                         0
[INVENTORY]                                 24,698,328
[CURRENT-ASSETS]                            41,611,079
[PP&E]                                     372,650,505
[DEPRECIATION]                              96,742,130
[TOTAL-ASSETS]                             328,888,356
[CURRENT-LIABILITIES]                       81,406,128
[BONDS]                                     59,661,017**<F2>
[COMMON]                                    60,887,327
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                 103,434,272***<F3>
[TOTAL-LIABILITY-AND-EQUITY]               328,888,356
[SALES]                                    221,255,900
[TOTAL-REVENUES]                           222,687,528
[CGS]                                      175,384,559
[TOTAL-COSTS]                              175,384,559
[OTHER-EXPENSES]                            35,300,635
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           1,504,947
[INCOME-PRETAX]                             10,497,387
[INCOME-TAX]                                 4,067,000
[INCOME-CONTINUING]                          6,430,387
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 6,430,387
[EPS-PRIMARY]                                      .25
[EPS-DILUTED]                                      .25

<F1>short-term investments
<F2>long-term debt, net of current maturities
<F3>retained earnings