Form 10-Q/A
period 1994-07-31
CASEYS GENERAL STORES INC
filed 1994-12-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q/A


                          Amendment No. 1
                              to the

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


              ONE CONVENIENCE BOULEVARD, ANKENY, IOWA
             (Address of principal executive offices)


                               50021
                            (Zip Code)


                          (515) 965-6100
       (Registrant's telephone number, including area code)


                               NONE
       (Former name, former address and former fiscal year,
                   if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X      NO  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value             25,929,706 shares
      (Class)                   (Outstanding at December 7, 1994)

                                  PART II


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K*

           *This Form 10-Q/A is being filed for the sole purpose of designating the Financial Data Schedule as a separate document (Exhibit 27) within the EDGAR submission of the Form 10-Q on September 13, 1994, and does not otherwise amend the information set forth in that submission.






                             SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CASEY'S GENERAL STORES, INC.



Date:   December 7, 1994      By: Douglas K. Shull
                                  ---------------------------
                                   Douglas K. Shull, Treasurer
                                   (Authorized Officer and
                                    Principal Financial Officer)