Form 10-Q
period 1994-10-31
CASEYS GENERAL STORES INC
filed 1994-12-14
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


           For the Fiscal Quarter Ended October 31, 1994

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

                   CASEY'S GENERAL STORES, INC.

                               INDEX

                                                         Page

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed balance sheets -
               October 31, 1994 and April 30, 1994        3

               Condensed statements of income -
               three and six months ended
               October 31, 1994 and 1993                  5

               Condensed statements of
               cash flows - six months ended
               October 31, 1994 and 1993                  6

               Notes to condensed financial statements    7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.                               8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.                        12

     Item 4.   Submission of Matters to a Vote of
               Security Holders.                         13

     Item 6.   Exhibits and Reports on Form 8-K.         14


SIGNATURE

                  PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                   CASEY'S GENERAL STORES, INC.
                     CONDENSED BALANCE SHEETS
                            (Unaudited)

                                     October 31,        April 30,
                                        1994              1994
                                     -----------        ---------
     ASSETS

Current assets
     Cash and cash equivalents        $  8,369,280       3,151,664
     Short-term investments              1,275,386       8,720,235
     Receivables                         3,345,945       2,839,900
     Inventories                        25,747,589      23,754,256
     Prepaid expenses                    3,184,411       2,903,208
                                        ----------      ----------

          Total current assets          41,922,611      41,369,263
                                        ----------      ----------

Long-term investments                    7,573,339      11,234,304

Other assets                             1,051,678       1,259,138

Property and equipment, net of
  accumulated depreciation
  October 31, 1994, $101,554,837
  April 30, 1994, $91,934,088          287,587,971     264,375,171
                                       -----------     -----------

                                      $338,135,599     318,237,876
                                       -----------     -----------










See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
                     CONDENSED BALANCE SHEETS
                            (Unaudited)
                            (Continued)



     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable                    $ 20,500,000     18,500,000
     Current maturities of
      long-term debt                     6,372,657      4,850,875
     Accounts payable                   40,138,410     37,414,028
     Accrued expenses                   14,908,785     14,668,791
     Income taxes payable                3,102,180         18,928
                                        ----------     ----------

          Total current liabilities     85,022,032     75,452,622
                                        ----------     ----------

Long-term debt, net of
  current maturities                    57,684,920     61,414,871
                                        ----------     ----------

Deferred taxes                          22,983,000     21,983,000
                                        ----------     ----------

Deferred compensation                    1,055,474        977,750
                                        ----------     ----------

Shareholders' equity
  Preferred stock, no par value             --             --
  Common Stock, no par value            60,939,873     60,887,327
  Retained earnings                    110,450,300     97,522,306
                                       -----------     ----------

Total shareholder' equity              171,390,173    158,409,633
                                       -----------    -----------

                                      $338,135,599    318,237,876
                                       -----------    -----------








See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
                  CONDENSED STATEMENTS OF INCOME
                            (Unaudited)

                     Three Months Ended           Six Months Ended
                         October 31,                 October 31,
                     1994          1993           1994        1993

Net sales             $223,739,705   186,964,757   444,995,605  380,653,649
Franchise revenue        1,361,244     1,340,503     2,792,872    2,697,693
                       -----------   -----------   -----------  -----------

                       225,100,949   188,305,260   447,788,477  383,351,342
                       -----------   -----------   -----------  -----------

Cost of goods sold     174,533,500   145,855,064   349,918,059  299,374,469
Operating expenses      31,407,674    27,653,828    61,431,485   55,468,625
Depreciation and
  amortization           5,493,326     4,511,353    10,770,150    8,814,884
Interest, net            1,363,920     1,498,230     2,868,867    3,145,727
                       -----------   -----------   -----------  -----------

                       212,798,420   179,518,475   424,988,561  366,803,705
                       -----------   -----------   -----------  -----------

Income before
  income taxes          12,302,529     8,786,785    22,799,916   16,547,637


Federal and state
  income taxes           4,768,000     3,406,000     8,835,000    6,412,000
                       -----------   -----------   -----------  -----------


Net income            $  7,534,529     5,380,785    13,964,916   10,135,637
                       -----------   -----------   -----------  -----------


Earnings per common
  and common equivalent
  share               $        .29           .24           .54          .46
                       -----------   -----------   -----------  -----------



Fully diluted earnings
  per share           $        .29           .22           .54          .42
                       -----------   -----------   -----------  -----------


See notes to condensed financial statements.

                       CASEY'S GENERAL STORES, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                       Six Months Ended
                                                          October 31,
                                                      1994          1993
                                                      ------------------
          Cash flows from operations:
            Net income                            $13,964,916      10,135,637
            Adjustments to reconcile
              net income to net cash
              provided by operations:
                Depreciation and amortization      10,770,150       8,814,884
                Deferred income taxes               1,000,000       1,300,000
                Changes in assets and liabilities:
                  Receivables                        (506,045)       (452,110)
                  Inventories                      (1,993,333)      3,548,240
                  Prepaid expenses                   (281,203)       (395,419)
                  Accounts payable                  2,724,382       7,077,754
                  Accrued expenses                    239,994         (33,181)
                  Income taxes payable              3,083,252       1,240,500
                Other, net                            548,043          49,879
                                                   ----------      ----------
          Net cash provided by operations          29,550,156      31,586,184

          Cash flows from investing:
            Purchase of property and equipment    (34,050,630)    (36,324,378)
            Purchase of investments                (2,001,930)     (7,162,735)
            Sale of investments                    12,903,611      10,016,345
                                                   ----------      ----------
          Net cash used in investing activities   (23,148,949)    (33,470,768)


          Cash flows from financing:
            Payments of long-term debt             (2,208,169)     (1,781,640)
            Net activity of short-term debt         2,000,000       5,750,000
            Proceeds from exercise of stock
              options                                  61,500         270,031
            Payments of cash dividends             (1,036,922)       (748,521)
                                                   -----------       ---------

          Net cash (used) provided by
            financing activities                   (1,183,591)      3,489,870
                                                    ---------       ---------
          Net increase in cash and cash
            equivalents                             5,217,616       1,605,286
          Cash and cash equivalents at
            beginning of the year                   3,151,664       2,121,023
                                                    ---------       ---------
          Cash and cash equivalents at
            end of the quarter                    $ 8,369,280       3,726,309
                                                       ----------       ---------
See notes to condensed financial statements.

                     CASEY'S GENERAL STORES, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1994, and the results of operations for the six and three months ended October 31, 1994 and 1993, and changes in cash flows for the six months ended October 31, 1994 and 1993.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 1994, the Company's ratio of current assets to current liabilities was .49 to 1. The ratio at October 31, 1993 and April 30, 1994, was .58 to 1 and .55 to 1, respectively. Management believes that the Company's current $25,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $2,036,028 (6.4%) in the six months ended October 31, 1994 from the comparable period in the prior year, primarily as a result of an increase in inventories and a smaller increase in accounts payable. Cash flows from investing and financing in the six months ended October 31, 1994 increased, primarily as a result of decreased capital expenditures. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies.

During the first six months of fiscal 1995, the Company expended $34,050,630 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $36,324,378 for the comparable period in the prior year. The Company anticipates expending approximately $50,000,000 in fiscal 1995 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "Senior Notes").

     As of October 31, 1994, the Company had long-term debt of $57,684,920, consisting of $27,750,000 of Senior Notes, $15,115,107 of mortgage notes payable, $6,468,750 of unsecured notes payable and $8,351,063 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to
(i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks;
(iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has

1,529 USTs, of which 1,129 are fiberglass and 400 are steel.
Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1994 and 1993, the Company spent approximately $1,814,000 and $2,533,000, respectively, for assessments and remediation. During the six months ended October 31, 1994, the Company expended approximately $705,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 1994, approximately $3,500,000 has been received from such programs. The Company has accrued a liability at October 31, 1994 of approximately $3,200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

     THREE MONTHS ENDED OCTOBER 31, 1994 COMPARED TO THREE MONTHS
     ENDED OCTOBER 31, 1993

     Net sales for the second quarter of fiscal 1995 increased by $36,774,948 (19.7%) over the comparable period in fiscal 1994. Retail gasoline sales increased by $25,536,769 (26.6%) as the number of gallons sold increased by 14,356,604 (15.4%) while the average retail price per gallon increased 9.8%. During this same period, retail sales of grocery and general merchandise increased by $10,148,690 (14.0%) due to the addition of 59 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 78.0% for the second quarter of fiscal 1995, compared to 78.0% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (9.7%) during the second quarter of fiscal 1995 from the second quarter of the prior year (10.6%) due to an increase in wholesale gasoline costs during the quarter. However, the gross profit margin per gallon increased in the second quarter of fiscal 1995 (to $.1096) from the comparable period in the prior year ($.1089) due to an even greater increase in the retail price per gallon. Gross profits on retail sales of grocery and general merchandise, particularly those on cigarettes, beer and soft drinks, increased (to 42.2%) from the comparable period in the prior year (39.5%).

     Operating expenses as a percentage of net sales were 14.0% for the first quarter of fiscal 1995 compared to 14.8% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the number of gallons of gasoline sold, an increase in the average retail price per gallon and an increase in retail sales of grocery and general merchandise.

     Net income increased by $2,153,744 (40.0%). The increase in net income was attributable primarily to the increase in gross profit margins on retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation for at least three years.

     SIX MONTHS ENDED OCTOBER 31, 1994 COMPARED TO SIX MONTHS
     ENDED OCTOBER 31, 1993

     Net sales for the first six months of fiscal 1995 increased by $64,341,956 (16.9%) over the comparable period in fiscal 1994. Retail gasoline sales increased by $41,142,773 (21.1%) as the number of gallons sold increased by 29,729,959 (15.8%) and the average retail price per gallon increased 4.6%. During this same period, retail sales of grocery and general merchandise increased by $20,784,057 (14.1%) due to the addition of 59 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 78.6% for the first six months of fiscal 1995 compared to 78.7% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (8.7%) during the first six months of fiscal 1995 from the comparable period in the prior year (10.5%) due to the increase in wholesale gasoline costs during the period. The gross profit margin per gallon decreased in the first six months of fiscal 1995 (to $.0943) from the comparable period in the prior year ($.1089). However, gross profits on retail sales of grocery and general merchandise, particularly those on cigarettes, beer and soft drinks, increased (to 40.9%) from the comparable period in the prior year (38.0%) due to the special 25th anniversary pricing on selected items during June and July of 1993.

     Operating expenses as a percentage of net sales were 13.8% for the first six months of fiscal 1995 compared to 14.6% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the number of gallons of gasoline sold, an increase in the average retail price per gallon and an increase in retail sales of grocery and general merchandise.

     Net income increased by $3,829,279 (37.8%). The increase in net income was attributable primarily to the increase in gross profits on retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, lower operating expenses as a percentage of net sales and an increased number of stores in operation at least three years.

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

                      PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company is the sole defendant in a class action lawsuit brought by five Iowa retail gasoline dealers and a trade association representing independent distributors and retailers of gasoline products within the State of Iowa, acting on behalf of a class of such dealers. The Amended and Substituted Complaint - Class Action (the "Bathke Complaint"), filed in the United States District Court for the Southern District of Iowa (GILBERT BATHKE, ET. AL. V. CASEY'S GENERAL STORES, INC., Civil No. 4-90-CV-80658), alleged that by selling gasoline at "very low prices which are supported by higher prices charged for the same petroleum products in other markets," the Company violated federal anti-trust laws (specifically, Section 2(a) of the Robinson-Patman Act and

Section 2 of the Sherman Act) and State of Iowa unfair price discrimination laws. The Bathke Complaint sought as relief a permanent injunction enjoining such practices, unspecified monetary damages (to be trebled as provided by law) and attorneys' fees.

     Following the completion of formal discovery activities, the Court granted the Company's motion for summary judgment seeking the dismissal of all counts of the Bathke Complaint in an Order entered on October 14, 1994. The Court dismissed the federal antitrust claims with prejudice and dismissed the State unfair price discrimination claim without prejudice, concluding that there was an "insuffucient basis in economic reality and substantive federal law for the plaintiffs' theories."

     Plaintiffs have appealed the dismissal of the Bathke Complaint to the Eighth Circuit Court of Appeals in St. Louis, Missouri. A briefing schedule has been established by that Court and the Company expects the matter to be argued during the summer of 1995. A decision, however, is currently not expected until late 1995.
Management does not believe that the Company is liable to plaintiffs for the conduct complained of and intends to contest the matter vigorously.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of shareholders held on September 16, 1994, eight directors were elected for a term of one year. Each of the nominees so elected previously have served as directors of the Company.

     The number of votes cast or withheld for each nominee was as follows:

                                 For         Withheld

     Donald F. Lamberti       22,640,655     204,861

     Ronald M. Lamb           22,655,098     190,418

     Douglas K. Shull         22,466,587     378,929

     John G. Harmon           22,650,187     195,329

     John R. Fitzgibbon       22,674,939     170,577

     George A. Doerner        21,911,147     934,369

     Kenneth H. Haynie        22,659,585     185,931

     John P. Taylor           22,681,383     164,133


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

     Exhibit
     No.                      Description
     --------                 -----------

     4.2                      Rights Agreement between Casey's
                                General Stores, Inc. and United
                                Missouri Bank of Kansas City,
                                N.A., as Rights Agent** and
                                amendments thereto***


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

     11                       Statement regarding computation of
                                per share earnings

     27                       Financial Data Schedule

____________________

** Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share
     Purchase Rights.

*** Incorporated by reference from the Form 8 (Amendment No. 1 to the foregoing Registration Statement on Form 8-A) filed September 10, 1990, the Form 8-A/A (Amendment No. 2 to the foregoing Registration Statement on Form 8-A) filed January 13, 1994, and the Form 8-A/A (Amendment No. 3 to the foregoing Registration Statement on Form 8-A) filed March 31, 1994.

**** Incorported by reference from the Current Report on Form 8-K filed Feburary 18, 1993.

     (b) There were no reports on Form 8-K filed during the quarter for which this Report is filed.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CASEY'S GENERAL STORES, INC.



Date:   December 14, 1994     By: Douglas K. Shull
                                  ---------------------------
                                  Douglas K. Shull, Treasurer
                                  (Authorized Officer and
                                  Principal Financial Officer)

                             EXHIBIT INDEX


Exhibit No.              Description                        Page
- - -----------              -----------                        ----


   11                    Statement regarding
                           computation of
                           per share earnings

   27                    Financial Data Schedule