Form 10-Q
period 1995-01-31
CASEYS GENERAL STORES INC
filed 1995-03-16
CIK 726958

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


           For the Fiscal Quarter Ended January 31, 1995

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

Common Stock, No Par Value            25,935,206 shares
       (Class)                 (Outstanding at February 27, 1995)

                   CASEY'S GENERAL STORES, INC.

                               INDEX

                                                         Page

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed balance sheets -
               January 31, 1995 and April 30, 1994          3

               Condensed statements of income -
               three and nine months ended
               January 31, 1995 and 1994                    5

               Condensed statements of cash flows -
               nine months ended
               January 31, 1995 and 1994                    6

               Notes to condensed financial statements      7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                  8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.                          12

     Item 6.   Exhibits and Reports on Form 8-K.           13


SIGNATURE                                                  15

                  PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.


                   CASEY'S GENERAL STORES, INC.
                     CONDENSED BALANCE SHEETS
                            (Unaudited)

                                        January 31,     April 30,
                                           1995           1994
                                        -----------     ---------
     ASSETS

Current assets
     Cash and cash equivalents          $  5,315,685     3,151,664
     Short-term investments                1,274,297     8,720,235
     Receivables                           3,068,591     2,839,900
     Inventories                          27,585,434    23,754,256
     Prepaid expenses                      3,151,242     2,903,208
                                          ----------    ----------

          Total current assets            40,395,249    41,369,263
                                          ----------    ----------

Long-term investments                      7,574,004    11,234,304

Other assets                               1,115,178     1,259,138

Property and equipment, net of
  accumulated depreciation
  January 31, 1995, $106,426,820
  April 30, 1994, $91,934,088            288,819,677   264,375,171
                                         -----------   -----------

Total assets                            $337,904,108   318,237,876
                                         -----------   -----------





See notes to condensed financial statements.


                   CASEY'S GENERAL STORES, INC.
                     CONDENSED BALANCE SHEETS
                            (Unaudited)
                            (Continued)


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable                    $ 14,250,000     18,500,000
     Current maturities of
      long-term debt                     8,396,759      4,850,875
     Accounts payable                   32,675,794     37,414,028
     Accrued expenses                   15,369,589     14,668,791
     Income taxes payable                3,666,941         18,928
                                        ----------     ----------

          Total current liabilities     74,359,083     75,452,622
                                        ----------     ----------

Long-term debt, net of
  current maturities                    62,193,932     61,414,871
                                        ----------     ----------

Deferred taxes                          23,483,000     21,983,000
                                        ----------     ----------

Deferred compensation                    1,206,455        977,750
                                        ----------     ----------

Stockholders' equity
  Preferred stock, no par value            ---            ---
  Common Stock, no par value            61,006,498     60,887,327
  Retained earnings                    115,655,140     97,522,306
                                       -----------     ----------


          Total stockholders' equity   176,661,638    158,409,633
                                       -----------    -----------


                                      $337,904,108    318,237,876
                                       -----------    -----------





See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
                  CONDENSED STATEMENTS OF INCOME
                            (Unaudited)

                             Three Months Ended          Nine Months Ended
                                January 31,                  January 31,
                             1995          1994          1995          1994
                             ------------------          -------------------
Net sales              $199,362,866   172,621,185   644,358,471  553,274,834

Franchise revenue         1,250,611     1,206,955     4,043,483    3,904,648
                        -----------   -----------   -----------  -----------
                        200,613,477   173,828,140   648,401,954  557,179,482
                        -----------   -----------   -----------  -----------

Cost of goods sold      153,494,511   132,603,330   503,412,570  431,977,799
Operating expenses       30,819,417    28,219,221    92,250,902   83,687,846
Depreciation and
  amortization            5,685,473     4,803,186    16,455,623   13,618,070
Interest, net             1,269,712     1,593,983     4,138,579    4,739,710
                        -----------   -----------   -----------  -----------

                        191,269,113   167,219,720   616,257,674  534,023,425
                        -----------   -----------   -----------  -----------

                          9,344,364     6,608,420    32,144,280   23,156,057


Federal and state
  income taxes            3,621,000     2,561,000    12,456,000    8,973,000
                        -----------   -----------   -----------  -----------

          Net income   $  5,723,364     4,047,420    19,688,280   14,183,057
                        -----------   -----------   -----------  -----------

Earnings per common
  and common equivalent
  share                $        .22           .18           .76          .64
                        -----------   -----------   -----------  -----------



Fully diluted earnings
  per share            $        .22           .17           .76          .58
                        -----------   -----------   -----------  -----------


See notes to condensed financial statements.

                        CASEY'S GENERAL STORES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                      Nine Months Ended
                                                          January 31,
                                                      1995           1994
                                                      -------------------
          Cash flows from operations:
            Net income                            $19,688,280     14,183,057
            Adjustments to reconcile
              net income to net cash
              provided by operations:
                Depreciation and amortization      16,455,623     13,618,070
                Deferred income taxes               1,500,000      1,950,000
                Changes in assets and liabilities:
                  Receivables                        (228,691)      (129,953)
                  Inventories                      (3,831,178)     4,091,643
                  Prepaid expenses                   (248,034)       (12,838)
                  Accounts payable                 (4,738,234)     2,840,804
                  Accrued expenses                    700,798       (302,658)
                  Income taxes                      3,648,013      1,233,500
                Other, net                            719,850        964,894
                                                    ---------     ----------
          Net cash provided by operations          33,666,427     38,436,519


          Cash flows from investing:
            Purchase of property and equipment    (41,046,711)   (51,155,278)
            Purchase of investments                (2,006,930)    (7,179,357)
            Sale of investments                    12,903,611     15,389,667
                                                   ----------     ----------
          Net cash used in investing activities   (30,150,030)   (42,944,968)


          Cash flows from financing:
            Proceeds from long-term debt            7,500,000        ---
            Payments of long-term debt             (3,175,055)    (2,550,923)
            Net activity of short-term debt        (4,250,000)     9,750,000
            Proceeds from exercise of stock
              options                                 128,125        425,719
            Payment of cash dividend               (1,555,446)    (1,165,081)
                                                    ---------      ---------
          Net cash (used) provided by
            financing activities                   (1,352,376)     6,459,715
                                                    ---------      ---------
          Net increase in cash
            and cash equivalents                    2,164,021      1,951,266
          Cash and cash equivalents at
            beginning of the year                   3,151,664      2,121,023
                                                    ---------      ---------
          Cash and cash equivalents at
            end of the quarter                    $ 5,315,685      4,072,289
                                                    ---------      ---------

See notes to condensed financial statements.

                   CASEY'S GENERAL STORES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS





1. In the opinion of the Company, the accompanying condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1995, and the results of operations for the three months and nine months ended January 31, 1995 and 1994, and changes in cash flows for the nine months ended January 31, 1995 and 1994.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 1995, the Company's ratio of current assets to current liabilities was .54 to 1. The ratio at January 1, 1994 and April 30, 1994, was .55 to 1 and .60 to 1, respectively. Management believes that the Company's current $25,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $4,770,092 (12.4%) in the nine months ended January 31, 1995 from the comparable period in the prior year, primarily as a result of an increase in inventories and a decrease in accounts payable. Cash flows from investing and financing in the nine months ended January 31, 1995 decreased, primarily as a result of decreased capital expenditures. Cash flows in the future are expected to increase as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies.

During the first nine months of fiscal 1995, the Company expended $41,046,711 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $51,155,278 for the comparable period in the prior year. The Company anticipates expending approximately $50,000,000 in fiscal 1995 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "Senior Notes").

     As of January 31, 1995, the Company had long-term debt of $62,193,932, consisting of $27,000,000 of Senior Notes,
$14,845,707 of mortgage notes payable, $12,250,000 of unsecured notes payable and $8,098,225 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,548 USTs, of which 1,148 are fiberglass and 400 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1994 and 1993, the Company spent approximately $1,814,000 and $2,533,000, respectively, for assessments and remediation. During the nine months ended January 31, 1995, the Company expended approximately $1,834,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 1995, approximately $3,600,000 has been received from such programs. The Company has accrued a liability at January 31, 1995 of approximately $3,200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

     THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO THREE MONTHS
     ENDED JANUARY 31, 1994

     Net sales for the third quarter of fiscal 1995 increased by $26,741,681 (15.5%) over the comparable period in fiscal 1994. Retail gasoline sales increased by $17,114,963 (18.8%) as the number of gallons sold increased by 11,303,064 (12.1%) and the average retail price per gallon increased 6.0%. During this same period, retail sales of grocery and general merchandise increased by $8,308,896 (12.8%) due to the addition of 59 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 77.0% for the third quarter of fiscal 1995, compared to 76.8% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (11.3%) during the third quarter of fiscal 1995 from the third quarter of the prior year (12.5%) due to the increase in wholesale gasoline costs during the quarter. The gross profit margin per gallon also decreased (to $.1171) in the third quarter of fiscal 1995 from the comparable period in the prior year ($.1217). These factors were offset by an increase in gross profits on retail sales of grocery and general merchandise (to 42.4%) from the comparable period in the prior year (41.4%).

     Operating expenses as a percentage of net sales were 15.5% for the third quarter of fiscal 1995 compared to 16.3% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the number of gallons of gasoline sold, an increase in the average retail price per gallon and an increase in retail sales of grocery and general merchandise.

     Net income increased by $1,675,944 (41.4%). The increase in net income was attributable primarily to the increase in gross profit margins on retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, lower operating expenses as a percentage of net sales, and an increased number of stores in operation for at least three years.

     NINE MONTHS ENDED JANUARY 31, 1995 COMPARED TO NINE MONTHS
     ENDED JANUARY 31, 1994

     Net sales for the first nine months of fiscal 1995 increased by $91,083,637 (16.5%) over the comparable period in fiscal 1994. Retail gasoline sales increased by $58,257,736 (20.4%) as the number of gallons sold increased by 41,033,023 (14.6%) and the average retail price per gallon increased 5.0%. During this same period, retail sales of grocery and general merchandise increased by $29,092,953 (13.7%) due to the addition of 59 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 78.1% for the first nine months of fiscal 1995 compared to 78.1% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (9.5%) during the first nine months of fiscal 1995 from the comparable period in the prior year (11.1%) due to the increase in wholesale gasoline costs during the period. The gross profit margin per gallon also decreased in the first nine months of fiscal 1995 (to $.1017) from the comparable period in the prior year ($.1132). However, these factors were offset by an increase in gross profits on retail sales of grocery and general merchandise, particularly those on cigarettes, beer and soft drinks (to 41.4%), from the comparable period in the prior year (39.1%) due to the special 25th anniversary pricing on selected items during June and July of 1993.

     Operating expenses as a percentage of net sales were 14.3% for the first nine months of fiscal 1995 compared to 15.1% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the number of gallons of gasoline sold, an increase in the average retail price per gallon and an increase in retail sales of grocery and general merchandise.

     Net income increased by $5,505,223 (38.8%). The increase in net income was attributable primarily to the increase in gross profits on retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, lower operating expenses as a percentage of net sales and an increased number of stores in operation at least three years.

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

     Plaintiffs have appealed the dismissal of the Bathke Complaint to the Eighth Circuit Court of Appeals in St. Louis, Missouri. Briefs have been filed with that Court and the Company expects the matter to be argued during the summer of 1995. A decision, however, is currently not expected until late 1995. Management does not believe that the Company is liable to plaintiffs for the conduct complained of and intends to contest the matter vigorously.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

     Exhibit
     No.                      Description
     -------                  -----------
     4.2                      Rights Agreement between Casey's
                                General Stores, Inc. and United
                                Missouri Bank of Kansas City,
                                N.A., as Rights Agent(a) and
                                amendments thereto (b), (c), (d)

     4.3                      Note Agreement between Casey's
                                General Stores, Inc. and
                                Principal Mutual Life Insurance
                                Company and Nippon Life Insurance
                                Company of America (e)

     10.28                    Term Loan Agreement with UMB
                                Bank, n.a.

     11                       Statement regarding computation of
                                per share earnings

     27                       Financial Data Schedule

____________________

(a) Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common
     Share Purchase Rights.

(b) Incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990.

(c)  Incorporated by reference from the Form 8-A12G/A (Amendment
     No. 2 to the Registration Statement on Form 8-A filed June
     19, 1989) filed July 29, 1994.

(d)  Incorporated by reference from the Form 8-A/A (Amendment No.
     3 to the Registration Statement on Form 8-A filed June 19,
     1989) filed March 30, 1994.

(e)  Incorporated by reference from the Form 8-K filed February
     18, 1993.


     (b) There were no reports on Form 8-K filed during the three months ended January 31, 1995.

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CASEY'S GENERAL STORES, INC.



Date:  March 16, 1995         By: /s/ Douglas K. Shull
                                  ---------------------------
                                  Douglas K. Shull, Treasurer
                                  (Authorized Officer and
                                   Principal Financial Officer)


                           EXHIBIT INDEX


Exhibit No.              Description                        Page
- -----------              -----------                        ----
   10.28                 Term Loan Agreement
                         with UMB Bank, n.a.

   11                    Statement regarding
                         computation of
                         per share earnings

   27                    Financial Data Schedule

