Form 10-K
period 1995-04-30
CASEYS GENERAL STORES INC
filed 1995-07-28
CIK 726958

                                United States

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K



               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                   For the Fiscal Year Ended April 30, 1995
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

                                 COMMON STOCK
                               (Title of Class)

                         COMMON SHARE PURCHASE RIGHTS
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

         At the close of business on July 19, 1995, the Company had 26,075,156 shares of Common Stock, no par value, issued and outstanding. The aggregate market value of the 20,960,695 shares of Common Stock stock held by non-affiliates of the Company on that date was $385,152,770, based on a last reported sales price of $18-3/8 per share on said date.



                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

         1. Annual Report for fiscal year ended April 30, 1995 (Items 5, 6, 7 and 8 of Part II and Item 14(a) of Part IV).

         2. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on September 15, 1995 (Item 2 of Part I and Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM 1.  BUSINESS

The Company

         Casey's General Stores, Inc. ("Casey's") and its two wholly-owned subsidiaries, Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") (Casey's, together with the Marketing Company and the Services Company, shall be referred to herein as the "Company"), operate convenience stores under the name "Casey's General Store" in nine Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 1995, there were a total of 927 Casey's General Stores in operation, of which 741 were operated by the Company ("Company Stores") and 186 stores were operated by franchisees ("Franchised Stores"). There were 60 Company Stores and 3 Franchised Stores newly opened in fiscal 1995. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores. The Company also operates a commissary in Creston, Iowa where it prepares sandwiches for sale through Company and Franchised Stores.

         Approximately 74% of all Casey's General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 6% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours and quality of service.

         Casey's, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515/965-6100) was incorporated in Iowa in 1967. The Marketing Company and the Services Company also operate from the Corporate Headquarters facilities, and were incorporated in Iowa in March 1995.

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

         In each of the past two fiscal years, the Company derived approximately 94% of its gross profits from retail sales by Company Stores. It also derives income from continuing monthly royalties based on sales by Franchised Stores, wholesale sales to Franchised Stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. Sales at Casey's General Stores historically have been strongest during the Company's first and second quarters and relatively weaker during its fourth quarter. In the warmer months of the year (which comprise the Company's first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks and ice. Due to the continuing emphasis on higher-margin, freshly prepared food items, however, Casey's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

         The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 1995:

                                      COMPANY   FRANCHISED
           STATE                      STORES      STORES       TOTAL
           -----                      ------      ------       -----
           Iowa   . . . . . . .        219          89         308

           Illinois   . . . . .        176          32         208

           Indiana  . . . . . .          1           0           1

           Kansas   . . . . . .         69           5          74

           Minnesota  . . . . .         37          16          53

           Missouri   . . . . .        184          33         217

           Nebraska   . . . . .         36           9          45

           South Dakota   . . .         19           0          19

           Wisconsin  . . . . .          0           2           2
                                       ---         ---         ---

                   Total  . . .        741 (80%)   186 (20%)   927 (100%)

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

         The following table shows the number of Company and Franchised Stores opened, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:

                                                    STORES IN
FISCAL YEAR              NEW                        OPERATION AT
  ENDED                 STORES      CONVERTED       END OF
 APRIL 30,              OPENED       STORES         PERIOD
- -----------             ------      ---------       ------------
1991
    Company   . . .       14            3             579 (1)
    Franchised  . .        4           (3)            202 (1)
                          --                          ---
         Total  . .       18                          781

1992
    Company   . . .       23            2             597 (2)
    Franchised  . .        3           (2)            202 (2)
                          --                          ---
         Total  . .       26                          799

1993
    Company   . . .       36           10             639 (3)
    Franchised  . .        1          (10)            187 (3)
                          --                          ---
         Total  . .       37                          826

1994
    Company   . . .       56            1             687 (4)
    Franchised  . .        4           (1)            189 (4)
                          --                          ---
         Total  . .       60                          876

1995
    Company   . . .       60            0             741 (5)
    Franchised  . .        3           (0)            186 (5)
                          --                          ---
         Total  . .       63                          927

______________

(1)  Four Company Stores and two Franchised Stores were closed in 1991.

(2)  Seven Company Stores and one Franchised Store were closed in 1992.

(3)  Four Company Stores and six Franchised Stores were closed in 1993.

(4)  Nine Company Stores and one Franchised Store were closed in 1994.

(5)  Six Company Stores and six Franchised Stores were closed in 1995.


         Eleven Company Stores were opened in May and June 1995 and 39 Company Stores and one Franchised Store were under construction at June 30, 1995. On June 30, 1995, the Company had purchased or had the right to purchase 56 additional store sites. All but two of the 96 stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 65 new Company Stores during fiscal 1996, substantially all of which will be located in Iowa, Illinois and Minnesota. Seven such stores are expected to be located in Indiana, continuing the Company's 1994 expansion of its market area into that state.

         The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. During fiscal 1993, 1994 and 1995, the Company converted 10, 1 and 0 stores, respectively, from Franchised Stores to Company Stores.

         Management believes that its current market area presents substantial opportunities for continued growth, and the Company intends to concentrate its expansion efforts in this area before pursuing expansion in other geographic markets. In the opinion of management, the Casey's Distribution Center in Ankeny, Iowa can adequately supply the general merchandise requirements of 1,000 to 1,500 stores located within a 500-mile radius of the Casey's Distribution Center, which would include the additional store sites being planned for Indiana.

         In its expansion, the Company intends to follow its traditional store site selection criteria and to locate most new stores in small towns. Management believes that satisfaction of such criteria will provide opportunities for a better return on investment than could be realized from the opening of stores in larger communities.

Corporate Subsidiaries

         The Marketing Company and the Services Company were organized as Iowa corporations in March 1995, and both are wholly-owned subsidaries of Casey's. Certain Casey's employees became employees of the Marketing Company or the Services

Company on May 1, 1995, and both of those subsidiaries assumed certain responsibilities and functions formerly held by Casey's on that date.

         Casey's now operates Company Stores in the States of Illinois, Kansas, Minnesota, Nebraska and South Dakota. Casey's also holds the rights to the Casey's trademark and trade name, and serves as franchisor in connection with the operation of Franchised Stores. Effective May 1, 1995, the Marketing Company assumed responsibility for the operation of Company Stores in the States of Iowa, Indiana and Missouri. The Marketing Company also has responsibility for all Company wholesale operations, including the operation of the Casey's Distribution Center. The Services Company provides a variety of construction and transportation services for all Company Stores. Both the Marketing Company and Services Company personnel utilize the Corporate Headquarters facility for their base of operations.

Store Operations

         Products Offered

         Each Casey's General Store typically carries over 2,500 food and non-food items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 93% of the stores offer beer. The non-food items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, ammunition and automotive products.

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

         It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in approximately 99% of the stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. The Company also has introduced the sale of donuts prepared on store premises, available in approximately 99% of the stores as of April 30, 1995, as well as cinnamon rolls and cookies, and is installing donut-making facilities in all newly constructed stores.

         Since 1986, the Company has operated a commissary at which it prepares sandwiches for sale in Casey's General Stores. Management expects the commissary to produce approximately 2 million sandwiches during fiscal 1996, for delivery to both Company and Franchised Stores through the Casey's Distribution Center.

         The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 877 (95%) stores as of April 30, 1995. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, beef, and hot and mild sausage and tenderloin sandwiches, pizza bread, garlic bread, breakfast croissants, quarter-pound hamburgers and cheeseburgers. In addition, Casey's Crispy Fried Chicken was available for take-out at 38 (4%) stores as of April 30, 1995.

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

         Management's decision to add snack center items, freshly prepared donuts and pizza to the Company's product selection reflects its strategy to promote high profit margin products that are compatible with convenience store operations. Although retail sales of non-gasoline items during the last three fiscal years have generated approximately 42% of the Company's retail sales, such sales resulted in approximately 76% of the Company's gross profits from retail sales. Gross profit margins for prepared foods items, which have averaged approximately 53% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 9% during such period.

         Store Design

         Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 1995, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $650,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 36 feet by 66 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space and 575 square feet to storage. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes two islands of gasoline dispensers and storage tanks having a capacity of 20,000 to 30,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air conditioned and have modern refrigeration facilities. The store locations feature the Company's bright red and yellow pylon sign and facade, both of which display the name and service mark of the Company.

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

         Store Locations

         The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Approximately 74% of all stores operate in areas with populations of fewer than 5,000 persons, while approximately 6% of all stores are located in communities with populations exceeding 20,000 persons. Management believes that a Casey's General Store provides a service not otherwise available in small towns, and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company's store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey's General Store may operate profitably at a highway location in a community with a population of as few as 500 persons.

         Gasoline Operations

         Gasoline sales are an important part of the Company's sales and earnings. Approximately 54% of Casey's net sales for the year ended April 30, 1995 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 1995:

                                YEAR ENDED APRIL 30,
                                --------------------

                         1993          1994           1995
                         ----          ----           ----
Number of
 Gallons Sold         336,192,288    375,962,172    429,629,280

Total Retail
 Gasoline Sales      $351,361,731   $377,807,750   $455,310,780

  Percentage of          52.2%          51.7%          53.6%
   Net Sales

  Gross Profit            8.2%          10.1%           9.4%
   Percentage

Average Retail
 Price per Gallon        $1.05          $1.00          $1.06

Average Gross Profit
 Margin per Gallon        8.55(cents)   10.12(cents)    9.91(cents)


Average Number of
 Gallons Sold per
 Company Store *        540,999        570,253        596,684

______________

       * Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

         Retail prices of gasoline increased during the year ended April 30, 1995. The total number of gallons sold by the Company during this period also increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" and "LEGAL PROCEEDINGS" herein. As a result of these conditions, total retail gasoline sales by the Company increased during the period, as did the percentage of such sales to the Company's total net sales.

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

         Distribution and Wholesale Arrangements

         The Marketing Company supplies all Company Stores and over 90% of the Franchised Stores with groceries, food (including sandwiches prepared at the Company's commissary), health and beauty aids and general merchandise from the Casey's Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company's headquarters in Ankeny, and weekly shipments are made from the Casey's Distribution Center by 40 Company-owned delivery trucks. The Marketing Company charges Franchised Stores processing and shipping fees for each order filled by the Casey's Distribution Center. The efficient service area of the Casey's Distribution Center is approximately 500 miles, which encompasses all of the Company's existing and proposed stores.

         The Marketing Company's only wholesale sales are to Franchised Stores, to which it sells groceries, prepared sandwiches, ingredients and supplies for donuts, sandwiches and pizza, health and beauty aids, general merchandise and gasoline. Although the Company derives income from this activity, it makes such sales, particularly gasoline sales, at narrow profit margins in order to promote the competitiveness and increase the sales to Franchised Stores.

         In fiscal 1995, the Company purchased directly from manufacturers approximately 90% of the food and non-food items sold from the Casey's Distribution Center. The Company has not entered into contracts with any of the suppliers of products sold by Casey's General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

         Franchise Operations

         Casey's has franchised Casey's General Stores since 1970. In addition to generating income for Casey's, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey's. Franchising also enabled Casey's to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and management currently expects to grant new franchises only to existing franchisees operating in states other than Iowa on a limited basis. See "BUSINESS - Government Regulation" herein. From April 30, 1983 to April 30,

1995, the percentage of Company Stores increased from 44% to 80%. From inception to April 30, 1995, the Company had converted 135 Franchised Stores to Company Stores by leasing or purchasing such stores.

         All franchisees pay Casey's a royalty fee equal to 3% of gross receipts derived from total store sales excluding gasoline, subject to a minimum monthly royalty of $300. Casey's currently assesses a royalty fee of $.018 per gallon on gasoline sales, although it has discretion to increase this amount to 3% of retail gasoline sales. In addition, franchisees pay Casey's a sign and facade rental fee. The franchise agreements do not authorize Casey's to establish the prices to be charged by franchisees. Further, except with respect to certain supplies and items provided in connection with the opening of each store, each franchisee has unlimited authority to purchase supplies and inventory from any supplier, provided the products meet the Company's quality standards. Franchise agreements typically contain a non-competition clause that restricts the franchisee's ability to operate a convenience-style store in that area for a period of two or three years following termination of the agreement. See "BUSINESS - Government Regulation" herein for a discussion of recent legislation in Iowa concerning franchise agreements.

         Personnel


         On April 30, 1995, the Company had 3,252 full-time employees and 4,783 part-time employees. The Company has not experienced any work stoppages.
There are no collective bargaining agreements between the Company and any of its employees.

         The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Operating Officer of the Company, who is assisted by the Vice President of Store Operations. Reporting directly to the Vice President of Store Operations are four regional operations managers. Reporting directly to the regional managers are 16 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of seven supervisors. Each of the 113 supervisors in turn is responsible for the operations of approximately eight individual stores.

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

         As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than nineteen years, one has been employed for more than twenty-three years and one has been employed for more than twenty-seven years.

         In addition to its four executive officers, the Company currently has Vice Presidents of Store Operations, Property Management, Transportation, Food Service and Marketing. The Company also has 33 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

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

         Service Marks

         The name "Casey's General Store" and the service mark consisting of the Casey's design logo (with the words "Casey's General Store") are registered service marks of Casey's under federal law. Management believes that these service marks are of material importance in promoting and advertising the Company's business.

         Government Regulation

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems,
(ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,566 USTs of which 1,166 are fiberglass and 400 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa's, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1994 and 1995, the Company spent approximately $1,814,000 and $2,137,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 1995, approximately $3,800,000 has been received from such programs. The Company has accrued a liability at April 30, 1995, of approximately $3,300,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

         Management of the Company currently estimates that aggregate capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection will approximate $1,000,000 in fiscal 1996 through December 23, 1998, in order to comply with the existing UST regulations. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures.

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

         During the 1992 legislative session, the Iowa General Assembly enacted legislation relating to franchise agreements and their enforcement and establishing certain duties and limitations on franchisors. The legislation, which became effective July 1, 1992, applies to all new or existing franchises that are operated in the State of Iowa, including those of Casey's. The legislation contains, among other things, provisions regarding the transfer of franchises, the termination or nonrenewal of franchises, and the encroachment on existing franchises. Several such provisions conflict with those contained in existing franchise agreements entered into by Casey's with respect to stores located in the State of Iowa.
As a result, several provisions of Casey's existing franchise agreements may not be enforceable under the legislation.

         On May 14, 1993, in an unrelated proceeding brought by other franchisors operating in Iowa, the United States District Court for the Southern District of Iowa ruled that certain provisions of the legislation (those which make the legislation applicable to franchises existing before its effective date and those provisions governing the transfer of franchises, encroachment, termination, and non-renewal) substantially impair, in violation of the United States and Iowa Constitutions, the franchisor-plaintiffs' contractual rights under their license agreements with certain Iowa franchisees. The Court made no ruling on the constitutionality of the legislation as applied to franchise agreements entered into or renewed after the effective date of the legislation. The Company understands that the Court's ruling has been affirmed by the Eighth Circuit Court of Appeals. Management does not expect Casey's to enter into new franchise agreements in Iowa under the current legislation, and does not expect the legislation to have a material effect on the Company's business.

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

         On April 30, 1995, Casey's owned the land at 611 locations and the buildings at 629 locations, and leased the land at 130 locations and the buildings at 112 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

         The Company leases approximately 16,800 square feet of office and warehouse space at 1299 N.E. Broadway Avenue, Des Moines, Iowa, which was used as its principal offices and corporate headquarters until the new Corporate Headquarters facility became available in February 1990. Additional information concerning the Company's lease of such space is set forth under the caption "Other Information Relating to Directors and Executive Officers - Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1995 and to be used in connection with the Company's Annual Meeting of shareholders on September 15, 1995.

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

         Following the completion of formal discovery activities, the District Court granted the Company's motion for summary judgment seeking the dismissal of all counts of the Bathke Complaint in an Order entered on October 14, 1994. The District Court dismissed the federal antitrust claims with prejudice and dismissed the State unfair price discrimination claim without prejudice, concluding that there was an "insuffucient basis in economic reality and substantive federal law for the plaintiffs' theories."

         Plaintiffs have appealed the dismissal of the Bathke Complaint to the Eighth Circuit Court of Appeals in St. Louis,

Missouri. Briefs have been filed with that Court and oral argument on the appeal was held on May 15, 1995. A decision is currently not expected until late 1995. Management does not believe that the Company is liable to plaintiffs for the conduct complained of and intends to contest the matter vigorously.

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information required in response to this Item is incorporated herein by reference from the section entitled "Common Stock Data" set forth on page 24 of the Company's Annual Report to shareholders for the year ended April 30, 1995.

         The cash dividends declared by the Company (adjusted to give effect to the two-for-one stock split distributed on February 15, 1994) during the periods indicated have been as follows:


                                                        Cash Dividend
                  Calendar 1993                            Declared
                  -------------                         -------------
                  First Quarter                           $.015
                  Second Quarter                           .01875
                  Third Quarter                            .01875
                  Fourth Quarter                           .01875
                                                          -------
                                                          $.07125

                  Calendar 1994
                  -------------
                  First Quarter                           $.01875
                  Second Quarter                           .02
                  Third Quarter                            .02
                  Fourth Quarter                           .02
                                                          -------
                                                          $.07875
                  Calendar 1995
                  -------------
                  First Quarter                           $.02
                  Second Quarter                           .02


ITEM 6.  SELECTED FINANCIAL DATA

         The information required in response to this Item is incorporated herein by reference from the section entitled "Selected Financial Data" set forth on page 23 of the Company's Annual Report to shareholders for the year ended April 30, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required in response to this Item is incorporated herein by reference from pages 18 through 22 of the Company's Annual Report to shareholders for the year ended April 30, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required in response to this Item is incorporated herein by reference from pages 8 through 17 and page 24 of the Company's Annual Report to shareholders for the year ended April 30, 1995.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Directors", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1995 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 15, 1995, is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1995 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 15, 1995, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         That portion of the Company's definitive Proxy Statement appearing under the captions "Shares Outstanding" and "Voting Procedures", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1995 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 15, 1995, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         That portion of the Company's definitive Proxy Statement appearing under the caption "Other Information Relating to Directors and Executive Officers", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1995 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 15, 1995, is hereby incorporated by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED

         The documents listed below are filed as a part of this Report on Form 10-K and are incorporated herein by reference:

         (1) The following financial statements, shown on pages 8 through 17 of the Company's Annual Report to shareholders for the year ended April 30, 1995:

         Balance Sheets, April 30, 1995 and 1994
         Statements of Income, Three Years Ended April 30, 1995
         Statements of Shareholders' Equity, Three Years
              Ended April 30, 1995
         Statements of Cash Flows,
              Three Years Ended April 30, 1995
         Notes to Financial Statements
         Independent Auditors' Report

         (2) The exhibits set forth in Item 14(c) of this report. The management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) consist of the following:

                 Exhibit Number            Document
                 --------------            --------
                 10.4(b)                   Sixth Amended and Restated
                                           Casey's General Stores, Inc.
                                           Employees' Stock Ownership
                                           Plan and Trust Agreement

                 10.19                     Casey's General Stores, Inc.
                                           1991 Incentive Stock Option
                                           Plan (j) and amendment
                                           thereto (o)

                 10.21                     Employment Agreement with
                                           Donald F. Lamberti (l)

                 10.22                     Employment Agreement with
                                           Ronald M. Lamb (l)

                 10.23                     Employment Agreement with
                                           Douglas K. Shull (l)

                 10.24                     Employment Agreement with
                                           John G. Harmon (t)

____________________
(j) Incorporated by reference from the Registration Statement on Form S-8 (33-42907) filed September 23, 1991.

(l) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1992.

(o) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994.

(t) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1994.

         (b)     REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 1995.

         (c) EXHIBITS

      Exhibit
      Number                      Document
      ------                      --------
         3.1     Restated and Amended Articles of Incorporation (a) and Amendments thereto (b), (d), (f)
         3.2     Amended and Restated By-Laws (h)
         4.2     Rights Agreement between Casey's General
                 Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent, relating to Common Share Purchase
                 Rights (e) and amendments thereto (i), (p), (q)
         4.3     Note Agreement between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life
                 Insurance Company of America (n)
         9       Voting Trust Agreement (a) and Amendment thereto (d)
         10.4(b) The Sixth Amended and Restated Casey's General Stores, Inc. Employees' Stock Ownership Plan and Trust Agreement
         10.6    Lease Agreement between Casey's General Stores, Inc. and Broadway Distributing Company (a)
         10.8    Form of Franchise Agreement (a)
         10.9    Form of Store Lease Agreement (a)
         10.10   Form of Equipment Lease Agreement (a)
         10.16   Secured Promissory Note dated November 30, 1989 given to Principal Mutual Life Insurance Company (f)
         10.18   Commercial Note with Norwest Bank Iowa, N.A. (k)
         10.19   Casey's General Stores, Inc. 1991 Incentive Stock Option Plan (j) and amendment thereto (o)

         10.21   Employment Agreement with Donald F. Lamberti (l)
         10.22   Employment Agreement with Ronald M. Lamb (l)
         10.23   Employment Agreement with Douglas K. Shull (l)
         10.24   Employment Agreement with John G. Harmon (t)
         10.25   Term Loan Agreement and Current Note with Norwest Bank Iowa, N.A. (m)
         10.26   Loan Agreement and Commercial Note with Peoples Trust and Savings Bank (m)
         10.27   Non-Employee Director Stock Option Plan (s)
         10.28   Term Note with UMB Bank, n.a. (r)
         11      Statement regarding computation of earnings per share
         13      Financial Statements from 1995 Annual Report
         21      Subsidiaries of Casey's General Stores, Inc.
         23.1    Consent of KPMG Peat Marwick LLP
         27      Financial Data Schedule (for SEC use only)

__________________________________

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

(q) Incorporated by reference from the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994.

(r) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1995.

(s) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994.

(t) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1994.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CASEY'S GENERAL STORES, INC.
                                            (Registrant)



Date:  July 20, 1995                         By /s/ Donald F. Lamberti
                                                --------------------------
                                                Donald F. Lamberti,
                                                Chief Executive Officer
                                                and Chairman of the Board
                                                   (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 20, 1995            By /s/ Donald F. Lamberti
                                   --------------------------------------
                                   Donald F. Lamberti
                                     Chief Executive Officer,
                                     Chairman of the Board
                                     (Principal Executive Officer)


Date:  July 20, 1995            By /s/ Ronald M. Lamb
                                   ---------------------------------------
                                   Ronald M. Lamb
                                     President and Chief Operating Officer,
                                     Director


Date:  July 24, 1995            By /s/ Douglas K. Shull
                                   ---------------------------------------
                                   Douglas K. Shull
                                     Treasurer, Director
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)


Date:  July 20, 1995            By /s/ John G. Harmon
                                   ---------------------------
                                   John G. Harmon
                                     Secretary, Director


Date:  July 21, 1995            By /s/ George A. Doerner
                                   ---------------------------
                                   George A. Doerner
                                     Director


Date:  July 26, 1995            By /s/ Kenneth H. Haynie
                                   ---------------------------
                                   Kenneth H. Haynie
                                     Director


Date:  July 21, 1995            By /s/ John R. Fitzgibbon
                                   ---------------------------
                                   John R. Fitzgibbon
                                   Director


Date:  July 26, 1995            By /s/ Jack P. Taylor
                                   ---------------------------
                                  Jack P. Taylor
                                    Director

                                 EXHIBIT INDEX



Exhibit No.             Description                                        Page
- -----------             -----------                                        ----
10.4(b)                 Sixth Amended and Restated
                        Casey's General Stores, Inc.
                        Employees' Stock Ownership Plan
                        and Trust Agreement

11                      Statement regarding computation
                        of earnings per share

13                      Financial Statements from
                        1995 Annual Report to shareholders

21                      Subsidiaries of Casey's General
                        Stores, Inc.

23.1                    Consent of KPMG Peat Marwick LLP

27                      Financial Data Schedule (for SEC use only)
