Form 10-Q
period 1995-07-31
CASEYS GENERAL STORES INC
filed 1995-09-14
CIK 726958

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


            For the Fiscal Quarter Ended July 31, 1995

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

Common Stock, No Par Value            26,113,406 shares
     (Class)                          (Outstanding at
                                       September 11, 1995)

                   CASEY'S GENERAL STORES, INC.

                               INDEX

                                                             Page

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements.

               Consolidated condensed balance sheets -
               July 31, 1995 and April 30, 1995                3

               Consolidated condensed statements of
               income - three months ended
               July 31, 1995 and 1994                          5

               Consolidated condensed statements of
               cash flows - three months ended
               July 31, 1995 and 1994                          6

               Notes to consolidated condensed
               financial statements                            7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.                                    8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.                             11

     Item 6.   Exhibits and Reports on Form 8-K.              12

SIGNATURE                                                     14

                  PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.


           CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)

                                         July 31,       April 30,
                                           1995           1995
                                         --------       ---------
     ASSETS

Current assets
     Cash and cash equivalents        $ 11,677,491    $  5,477,784
     Short-term investments              1,228,407       1,300,700
     Receivables                         3,119,079       3,086,728
     Inventories                        28,502,768      27,343,033
     Prepaid expenses                    6,555,532       5,982,324
                                       -----------      ----------

          Total current assets          51,083,277      43,190,569
                                        ----------      ----------

Long-term investments                    3,605,402       6,445,934

Other assets                               954,149       1,030,856

Property and equipment, net of
  accumulated depreciation
  July 31, 1995, $116,819,560
  April 30, 1995, $111,656,704         307,223,185     294,491,313
                                       -----------     -----------

                                      $362,866,013     345,158,672
                                       -----------     -----------










See notes to consolidated condensed financial statements.

           CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)
                            (Continued)


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable                    $ 18,200,000    $ 11,350,000
     Current maturities of
      long-term debt                     8,225,143       8,498,891
     Accounts payable                   40,747,395      39,860,843
     Accrued expenses                   15,765,849      15,716,412
     Income taxes payable                4,642,909       1,544,909
                                        ----------      ----------

          Total current liabilities     87,581,296      76,971,055
                                        ----------      ----------

Long-term debt, net of
  current maturities                    58,053,203      59,962,922
                                        ----------      ----------

Deferred taxes                          27,770,000      27,270,000
                                        ----------      ----------

Deferred compensation                    1,384,520       1,282,655
                                         ---------       ---------

Shareholders' equity
  Preferred stock, no par value            ---             ---
  Common Stock, no par value            62,354,805      61,342,992
  Retained earnings                    125,722,189     118,329,048
                                       -----------     -----------

Total shareholders' equity             188,076,994     179,672,040
                                       -----------     -----------

                                      $362,866,013     345,158,672
                                       -----------     -----------




See notes to consolidated condensed financial statements.

           CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited)

                                          Three Months Ended
                                                July 31,
                                         1995             1994
                                         ----------------------
Net sales                           $252,996,754      221,255,900

Franchise revenue                      1,454,607        1,431,628
                                     -----------      -----------

                                     254,451,361      222,687,528
                                     -----------      -----------

Cost of goods sold                   199,532,946      175,384,559
Operating expenses                    34,797,993       30,023,811
Depreciation and
  amortization                         5,852,285        5,276,824
Interest, net                          1,557,657        1,504,947
                                     -----------      -----------

                                     241,740,881      212,190,141
                                     -----------      -----------


Income before income taxes            12,710,480       10,497,387


Federal and state
  income taxes                         4,798,000        4,067,000
                                     -----------      -----------

Net income                         $   7,912,480        6,430,387
                                     -----------      -----------


Earnings per common
  and common equivalent
  share                            $         .30              .25
                                     -----------      -----------


Weighted average number
  of common and common
  equivalent shares
  outstanding                         26,074,979       26,001,005
                                     -----------      -----------

See notes to consolidated condensed financial statements.

           CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                      Three Months Ended
                                                            July 31,
                                                      1995          1994
                                                      ------------------
          Cash flows from operations:
            Net income                            $ 7,912,480      6,430,387
            Adjustments to reconcile
              net income to net cash
              provided by operations:
                Depreciation and amortization       5,852,285      5,276,824
                Deferred income taxes                 500,000        500,000
                Changes in assets and liabilities:
                  Receivables                         (32,351)       135,018
                  Inventories                      (1,159,735)      (944,072)
                  Prepaid expenses                   (573,208)      (523,583)
                  Accounts payable                    886,552      6,990,815
                  Accrued expenses                     49,437        309,280
                  Income taxes payable              3,098,000      1,497,000
                Other, net                            307,405        464,813
                                                   ----------     ----------
          Net cash provided by operations          16,840,865     20,136,482


          Cash flows from investing:
            Purchase of property and equipment    (18,644,674)   (16,879,805)
            Purchase of investments                  (602,625)    (1,000,000)
            Sale of investments                     3,447,134      9,745,881
                                                   ----------     ----------
          Net cash used in investing activities   (15,800,165)    (8,133,924)


          Cash flows from financing:
            Payments of long-term debt             (2,183,467)    (1,097,443)
            Net activity of short-term debt         6,850,000     (3,500,000)
            Proceeds from exercise of
              stock options                         1,011,813        ---
          Payment of cash dividend                   (519,339)      (518,421)
                                                   ----------       --------

          Net cash provided by (used in)
            financing activities                    5,159,007     (5,115,864)
                                                   ----------     ----------
          Net increase in cash and
            cash equivalents                        6,199,707      6,886,694
          Cash and cash equivalents at
            beginning of the year                   5,477,784      3,151,664
                                                    ---------      ---------
          Cash and cash equivalents at
            end of the quarter                    $11,677,491     10,038,358
                                                   ----------     ----------

See notes to consolidated condensed financial statements.

           CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying consolidated condensed financial statements (unaudited) include the accounts and transactions of the Company and its two wholly-owned subsidiaries, Casey's Marketing Company and Casey's Services Company. All material inter-company balances and transactions have been eliminated in consolidation.

2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1995, and the results of operations for the three months ended July 31, 1995 and 1994, and changes in cash flows for the three months ended July 31, 1995 and 1994.

3. Sales generally are strongest during the Company's first quarter (May-July) and weakest during its fourth quarter (February-April). In the warmer months customers tend to purchase greater quantities of gasoline and certain convenience items, such as beer, soft drinks and ice. Due to the continuing emphasis on high-margin, freshly prepared food items, however, the Company's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

4. Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volitility in the wholesale gasoline market (such as that experienced in fiscal 1991 as a result of the Persian Gulf crisis) and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a materially adverse effect on the Company's earnings.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 1995, the Company's ratio of current assets to current liabilities was .58 to 1. The ratio at July 31, 1994 and April 30, 1995, was .51 to 1 and .56 to 1,
respectively. Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $3,295,617 (16.4%) in the three months ended July 31, 1995 from the comparable period in the prior year, primarily as a result of a smaller increase in accounts payable. Cash flows from investing and financing in the three months ended July 31, 1995 increased, primarily as a result of increased short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 1995, the Company expended $18,644,674 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $16,879,805 for the comparable period in the prior year. The Company anticipates expending approximately $50,000,000 in fiscal 1996 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "Senior Notes").

     As of July 31, 1995, the Company had long-term debt of $58,053,203, consisting of $25,500,000 of 7.70% Senior Notes,
$14,288,991 of mortgage notes payable, $10,687,500 of unsecured notes payable and $7,576,712 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,601 USTs, of which 1,211 are fiberglass and 390 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1995 and 1994, the Company spent approximately $2,137,000 and $1,814,000, respectively, for assessments and remediation. During the three months ended July 31, 1995, the Company expended approximately $250,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 1995, approximately $3,800,000 has been received from such programs. The Company has accrued a liability at July 31, 1995, of approximately $3,300,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

     THREE MONTHS ENDED JULY 31, 1995 COMPARED TO THREE MONTHS
     ENDED JULY 31, 1994

     Net sales for the first quarter of fiscal 1996 increased by $31,740,854 (14.3%) over the comparable period in fiscal 1995. Retail gasoline sales increased by $24,617,520 (21.5%) as the number of gallons sold increased by 14,789,775 (13.5%) while the average retail price per gallon increased 7.1%. During this same period, retail sales of grocery and general merchandise increased by $7,095,444 (8.3%) due to the addition of 54 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 78.9% for the first quarter of fiscal 1996, compared to 79.3% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (10.2%) during the first quarter of fiscal 1996 from the first quarter of the prior year (7.6%). The gross profit margin per gallon also increased (to $.1137) in the first quarter of fiscal 1996 from the comparable period in the prior year ($.0792). These factors were partially offset by a decrease in gross profits on retail sales of grocery and general merchandise (to 38.8%) from the comparable period in the prior year (39.7%).

     Operating expenses as a percentage of net sales were 13.8% for the first quarter of fiscal 1996 compared to 13.6% for the comparable period in the prior year.

     Net income increased by $1,482,093 (23%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, an increase in the gross profit margin per gallon and an increased number of stores in operation for at least three years.


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

     Following the completion of formal discovery activities, the District Court granted the Company's motion for summary judgment seeking the dismissal of all counts of the Bathke Complaint in an Order entered on October 14, 1994. The District Court dismissed the federal anti-trust claims with prejudice and dismissed the State unfair price discrimination claim without prejudice, concluding that there was an "insufficient basis and economic reality and substantive federal law for the plaintiffs' theories."

     Plaintiffs appealed the dismissal of the Bathke Complaint to the Eighth Circuit Court of Appeals in St. Louis, Missouri. In an opinion filed August 11, 1995, the Court of Appeals affirmed the ruling of the District Court in dismissing the Bathke Complaint, and also affirmed the District Court's order assessing costs to the plaintiffs. The plaintiffs did not seek a re-hearing before the Eighth Circuit Court of Appeals but may still file a petition for a writ of certiorari with the United States Supreme Court. Management does not believe that the Company is liable to plaintiffs for the conduct complained of and intends to contest the matter vigorously, should any further appeals be taken.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

     Exhibit
     No.                      Description
     -------                  -----------
     4.2                      Rights Agreement between Casey's
                                General Stores, Inc. and United
                                Missouri Bank of Kansas City,
                                N.A., as Rights Agent(a), and
                                amendments thereto (b), (c), (d)

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

     27                       Financial Data Schedule

____________________

(a) Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common
     Share Purchase Rights.

(b) Incorporated by reference from the Form 8 (Amendment No. 1 to the foregoing Registration Statement on Form 8-A) filed
     September 10, 1990.

(c)  Incorporated by reference from the Form 8-A/A (Amendment No.
     3 to the Registration Statement on Form 8-A filed June 19,
     1989) filed March 30, 1994.

(d)  Incorporated by reference from the Form 8-A12G/A (Amendment
     No. 2 to the Registration Statement on Form 8-A filed June
     19, 1989) filed July 29, 1994.

(e) Incorported by reference from the Current Report on Form 8-K filed Feburary 18, 1993.

     (b) There were no reports on Form 8-K filed during the quarter for which this Report is filed.

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CASEY'S GENERAL STORES, INC.



Date:   September 13, 1995    By: /s/ Douglas K. Shull
                                  --------------------
                                  Douglas K. Shull, Treasurer
                                  (Authorized Officer and
                                   Principal Financial Officer)

                          EXHIBIT INDEX


Exhibit No.              Description                        Page
-----------              -----------                        ----
   11                    Statement regarding
                         computation of
                         per share earnings

   27                    Financial Data Schedule

                                                      Exhibit 11

                   CASEY'S GENERAL STORES, INC.
                 Computation of Per Share Earnings

                                            Three Months Ended
                                                 July 31,
                                            1995          1994
                                            -------------------
  Weighted average number of
     common and common equivalent
     shares:
       Weighted average number
         of shares outstanding          26,009,989      25,921,020
       Shares applicable to
         stock options                      64,990          79,985
                                        ----------      ----------

                                        26,074,979      26,001,005
                                        ----------      ----------


     Net income                      $   7,912,480       6,430,387
                                        ----------      ----------


     Earnings per common and
       common equivalent share       $         .30             .25
                                        ----------      ----------



