Form 10-Q
period 1995-10-31
CASEYS GENERAL STORES INC
filed 1995-12-14
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


          For the Fiscal Quarter Ended October 31, 1995

                  Commission File Number 0-12788


                   CASEY'S GENERAL STORES, INC.
      (Exact name of registrant as specified in its charter)


              IOWA                             42-0935283
    State or other jurisdiction of          (I.R.S.  Employer
    incorporation or organization)           Identification Number)


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

   Common Stock, No Par Value                    26,126,006 shares
    (Class)                       (Outstanding at December 11, 1995)

                   CASEY'S GENERAL STORES, INC.

                              INDEX

                                                      Page
PART I - FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements.

         Consolidated condensed balance sheets -
         October 31, 1995 and April 30, 1995               3

         Consolidated condensed statements of
         income - three and six months ended
         October 31, 1995 and 1994                         5

         Consolidated condensed statements of
         cash flows - six months ended
         October 31, 1995 and 1994                         6

         Notes to consolidated condensed
         financial statements                              7

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                  8


PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings.                           13

    Item 4.   Submission of Matters to a Vote of
              Security Holders.                            14

    Item 5.   Other Information                            15

    Item 6.   Exhibits and Reports on Form 8-K.            15

SIGNATURE                                                  17

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


          CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)

                                   October 31,       April 30,
                                      1995            1995
                                   -----------      ----------
    ASSETS

Current assets:
    Cash and cash equivalents     $  6,828,195       5,477,784
    Short-term investments           3,712,771       1,300,700
    Receivables                      2,555,833       3,086,728
    Inventories                     30,316,088      27,343,033
    Prepaid expenses                 6,371,652       5,982,324
                                   -----------      ----------

         Total current assets       49,784,539      43,190,569
                                    ----------      ----------

Long-term investments                3,851,352       6,445,934

Other assets                         1,450,679       1,030,856

Property and equipment, net of
  accumulated depreciation
  October 31, 1995, $122,183,856
  April 30, 1995, $111,656,704     318,867,367     294,491,313
                                   -----------     ----------

                                  $373,953,937     345,158,672
                                   -----------     ----------


See notes to consolidated condensed financial statements.

          CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)
                           (Continued)



    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                 $ 26,400,000    11,350,000
    Current maturities of
      long-term debt                 8,287,357      8,498,891
    Accounts payable                38,599,722     39,860,843
    Accrued expenses                16,325,808     15,716,412
    Income taxes payable             2,123,909      1,544,909
                                    ----------     ----------

      Total current liabilities     91,736,796     76,971,055
                                    ----------     ----------

Long-term debt, net of
  current maturities                55,935,257     59,962,922
                                    -----------    ----------

Deferred income taxes               28,270,000     27,270,000
                                    ----------     ----------

Deferred compensation                1,489,558      1,282,655
                                    ----------     ----------

Shareholders' equity
  Preferred stock, no par value         ---           ---
  Common Stock, no par value        62,650,773     61,342,992
  Retained earnings                133,871,553    118,329,048
                                   -----------    -----------

Total shareholders' equity         196,522,326    179,672,040
                                   -----------    -----------

                                  $373,953,937    345,158,672
                                   -----------    -----------

See notes to consolidated condensed financial statements.

          CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                        Three Months Ended           Six Months Ended
                            October 31,                October 31,
                        1995          1994          1995           1994
                    ------------   -----------   -----------   -----------
Net sales           $243,235,120   223,739,705   496,231,874   444,995,605
Franchise revenue      1,400,148     1,361,244     2,854,755     2,792,872
                     -----------   -----------   -----------   -----------

                     244,635,268   225,100,949   499,086,629   447,788,477
                     -----------   -----------   -----------   -----------

Cost of goods sold   187,822,781   174,533,500   387,355,727   349,918,059
Operating expenses    35,443,127    31,407,674    70,241,120    61,431,485
Depreciation and
  amortization         6,115,652     5,493,326    11,967,937    10,770,150
Interest, net          1,113,578     1,363,920     2,671,235     2,868,867
                     -----------   -----------   -----------   -----------

                     230,495,138   212,798,420   472,236,019   424,988,561
                     -----------   -----------   -----------   -----------

Income before
  income taxes        14,140,130    12,302,529    26,850,610    22,799,916


Federal and state
  income taxes         5,338,000     4,768,000    10,136,000     8,835,000
                     -----------    ----------    ----------     ---------

   Net income       $  8,802,130     7,534,529    16,714,610    13,964,916
                     -----------     ---------    ----------    ----------


Earnings per common
  and common
  equivalent share  $        .34           .29           .64           .54
                     -----------     ---------   -----------   -----------


Weighted average number
  of common and common
  equivalent shares
  outstanding         26,241,608    26,051,939    26,209,617    26,051,088
                      ----------    ----------    ----------    ----------

See notes to consolidated condensed financial statements.

                CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               Six Months Ended
                                                  October 31,
                                              1995            1994
                                           -----------       ----------

  Cash flows from operations:
    Net income                           $16,714,610      13,964,916
    Adjustments to reconcile
      net income to net cash
      provided by operations:
        Depreciation and amortization     11,967,937      10,770,150
        Deferred income taxes              1,000,000       1,000,000
        Changes in assets and liabilities:
          Receivables                        530,895        (506,045)
          Inventories                     (2,973,055)     (1,993,333)
          Prepaid expenses                  (389,328)       (281,203)
          Accounts payable                (1,261,121)      2,724,382
          Accrued expenses                   609,396         239,994
          Income taxes payable             579,000         3,083,252
        Other, net                            52,602         548,043
                                             ----------    ---------
  Net cash provided by operations         26,830,936      29,550,156
                                            ----------    ----------

  Cash flows from investing:
    Purchase of property and equipment   (36,527,736)    (34,050,630)
    Purchase of investments               (3,346,400)     (2,001,930)
    Sale of investments                    3,447,134      12,903,611
                                             ----------   ----------
  Net cash used in investing activities  (36,427,002)    (23,148,949)
                                             ----------   ----------


  Cash flows from financing:
    Payments of long-term debt            (4,239,199)     (2,208,169)
    Net activity of short-term debt       15,050,000       2,000,000
    Proceeds from exercise of stock
      options                              1,307,781          61,500
    Payment of cash dividends             (1,172,105)     (1,036,922)
                                           ---------       ---------
  Net cash provided by (used in)
    financing activities                  10,946,477      (1,183,591)
                                          ----------      ----------
  Net increase in cash and cash
    equivalents                            1,350,411       5,217,616
  Cash and cash equivalents at
    beginning of the year                  5,477,784       3,151,664
                                           ---------       ----------
  Cash and cash equivalents at
    end of the quarter                   $ 6,828,195       8,369,280
                                           -----------     ----------

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


2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1995, and the results of operations for the six and three months ended October 31, 1995 and 1994, and changes in cash flows for the six months ended October 31, 1995 and 1994.

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

  Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 1995, the Company's ratio of current assets to current liabilities was .54 to 1. The ratio at October 31, 1994 and April 30, 1995, was .49 to 1 and .56 to 1,
respectively.
Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

  Net cash provided by operations decreased $2,719,220 (9.2%) in the six months ended October 31, 1995 from the comparable period in the prior year, primarily as a result of an increase in inventories and a decrease in accounts payable. Cash flows from investing and financing in the six months ended October 31, 1995 decreased, primarily as a result of increased capital expenditures. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

  Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 1996, the Company expended $36,527,736 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $34,050,630 for the comparable period in the prior year. The Company anticipates expending approximately $50,000,000 in fiscal 1996 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "Senior Notes").

  As of October 31, 1995, the Company had long-term debt of $55,935,257, consisting of $24,750,000 in principal amount of Senior Notes, $13,937,525 of mortgage notes payable, $9,906,250 of unsecured notes payable and $7,341,482 of capital lease obligations.

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

  To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the 6-1/4% Convertible Subordinated Debentures (which were converted into 3,683,064 shares of Common Stock on March 28, 1994) and the Senior Notes, a mortgage note, unsecured notes payable and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, short-term and long-term investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity. See Part II, Item
5, hereof for other information concerning a proposed issuance of additional Senior Notes.

  The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,651 USTs, of which 1,269 are fiberglass and 382 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

  Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1995 and 1994, the Company spent approximately $2,137,000 and $1,814,000, respectively, for assessments and remediation. During the six months ended October 31, 1995, the Company expended approximately $475,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 1995, approximately $3,900,000 has been received from such programs. The Company has accrued a liability at October 31, 1995 of approximately $3,300,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

  THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THREE
MONTHS ENDED OCTOBER 31, 1994

  Net sales for the second quarter of fiscal 1996 increased by $19,495,415 (8.7%) over the comparable period in fiscal 1995. Retail gasoline sales increased by $10,434,198 (8.6%) as the number of gallons sold increased by 17,477,249 (16.2%) while the average retail price per gallon decreased 6.6%. During this same period, retail sales of grocery and general merchandise increased by $9,053,739 (10.9%) due to the addition of 66 new Company
Stores and a greater number of stores in operation for at least three years.

  Cost of goods sold as a percentage of net sales was 77.2% for the second quarter of fiscal 1996, compared to 78.0% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (11.5%) during the second quarter of fiscal 1996 from the second quarter of the prior year (9.7%) due to the decrease in wholesale gasoline costs during the quarter. The gross profit margin per gallon also increased (to $.1211) in the second quarter of fiscal 1996 from the comparable period in the prior year ($.1096). These factors were offset by a decrease in gross profits on retail sales of grocery and general merchandise (to 41.4%) from the comparable period in the prior year (42.2%).

  Operating expenses as a percentage of net sales were 14.6% for the second quarter of fiscal 1996 compared to 14.0% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold (6.6%).

  Net income increased by $1,267,601 (16.8%). The increase in net income was attributable primarily to the increase in gross profit margins on retail sales of gasoline, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation for at least three years.

  SIX MONTHS ENDED OCTOBER 31, 1995 COMPARED TO SIX
MONTHS ENDED OCTOBER 31, 1994

  Net sales for the first six months of fiscal 1996 increased by $51,236,269 (11.5%) over the comparable period in fiscal 1995. Retail gasoline sales increased by $35,051,718 (14.9%) as the number of gallons sold increased by 32,267,024 (14.8%) and the average retail price per gallon increased .02%. During this same period, retail sales of grocery and general merchandise increased by $16,149,183 (9.6%) due to the addition of 66 new Company stores and a greater number of stores in operation for at least three years.

  Cost of goods sold as a percentage of net sales was 78.1% for the first six months of fiscal 1996 compared to 78.6% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (10.8%) during the first six months of fiscal 1996 from the comparable period in the prior year
(8.7%) due to the decrease in wholesale gasoline costs during the period. The gross profit margin per gallon increased in the first six months of fiscal 1996 (to $.1174) from the comparable period in the prior year ($.0943).
However, gross profits on retail sales of grocery and general merchandise, decreased (to 40.1%) from the comparable period in the prior year (40.9%).

  Operating expenses as a percentage of net sales were 14.2% for the first six months of fiscal 1996 compared to 13.8% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by lower wholesale gasoline costs.

  Net income increased by $2,749,694 (19.7%). The increase in net income was attributable primarily to the increase in gross profits on retail sales of gasoline, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation at least three years.


                    PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

     The Company has been the sole defendant in a class action lawsuit brought by five Iowa retail gasoline dealers and a trade association representing independent distributors and retailers of gasoline products within the State of Iowa, acting on behalf of a class of such dealers.
The Amended and Substituted Complaint - Class Action (the
"Bathke Complaint"), filed in the United States District
Court for the Southern District of Iowa (Gilbert Bathke, et.
al. v. Casey's General Stores, Inc., Civil No. 4-90-CV-80658), alleged that by selling gasoline at "very low prices which are supported by higher prices charged for the same petroleum products in other markets," the Company violated federal anti-trust laws (specifically, Section 2(a) of the Robinson-Patman Act and Section 2 of the Sherman Act) and
State of Iowa unfair price discrimination laws.  The Bathke
Complaint sought as relief a permanent injunction enjoining such practices, unspecified monetary damages (to be trebled as provided by law) and attorneys' fees.

     Following the completion of formal discovery activities, the District Court granted the Company's motion for summary judgment seeking the dismissal of all counts of the Bathke Complaint in an Order entered on October 14, 1994. The
District Court dismissed the federal antitrust claims with prejudice and dismissed the State unfair price discrimination claim without prejudice, concluding that there was an "insufficient basis in economic reality and substantive federal law for the plaintiffs' theories."

     Plaintiffs appealed the dismissal of the Bathke
Complaint to the Eighth Circuit Court of Appeals in St.
Louis, Missouri.  In an opinion filed August 11, 1995, the
Court of Appeals affirmed the ruling of the District Court in dismissing the Bathke Complaint, and also affirmed the District Court's order assessing costs to the plaintiffs.
No further appeal or application for re-hearing was taken, and the plaintiffs have paid the Company for the costs assessed against them. The Company considers the matter to now be concluded.

     The Company from time to time is a party to other legal proceedings arising from the conduct of its business operations, including proceedings relating to personal injury and employment claims, environmental remediation or contamination, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such other proceedings pending as of the date of this Form 10-Q is material in the aggregate.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

     At the Annual Meeting of shareholders held on September
15, 1995, eight directors were elected for a term of one year. Each of the nominees so elected previously have served as directors of the Company.

     The votes cast or withheld for each nominee were as follows:

                                 For         Withheld
                              -----------    ---------
     Donald F. Lamberti        21,683,738     695,360
     Ronald M. Lamb            21,689,704     689,394
     Douglas K. Shull          21,686,203     692,895
     John G. Harmon            21,683,843     695,255
     John R. Fitzgibbon        21,894,364     484,734
     George A. Doerner         21,882,934     496,164
     Kenneth H. Haynie         21,685,988     693,110
     John P. Taylor            21,892,439     486,659

PAGE>

     With respect to the other proposals voted upon at the Annual Meeting, votes were cast as follows:

Proposal 2 - Approval of an amendment to the Restated and Amended Articles of Incorporation to provide for a classified Board of Directors:

For            Against        Abstain        Broker non-votes
----------    ---------       --------       ----------------
12,502,429     6,919,434      192,815        2,764,420


Proposal 3 - Approval of the Non-Employee Director Stock
Option Plan:

          For            Against        Abstain
          ----------    ---------       --------
          20,601,958     1,359,248      417,892

Because it did not receive the affirmative vote of at least two-thirds of the outstanding shares of Common Stock, Proposal 2 was not approved. Proposal 3 required only a majority of the votes cast and therefore was approved.

ITEM 5.  OTHER INFORMATION.

     Management and legal counsel for the Company currently are negotiating the terms of a Note Agreement between the Company and Principal Mutual Life Insurance Company, Des
Moines, Iowa, concerning the proposed issuance by the Company of $30,000,000 in principal amount of 7.38% Senior
Notes due 2020. Final terms and conditions are subject to approval by both parties. Assuming mutually satisfactory terms can be agreed upon, a closing on or before December
31, 1995 is expected.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

     Exhibit
     No.                      Description
     -----------              ------------
     4.2                      Rights Agreement dated as of
                              June 14, 1989 between Casey's
                              General Stores, Inc. and United
                              Missouri Bank of Kansas City,
                              N.A., as Rights Agent(a) and
                              amendments thereto(b),(c),(d)


     4.3                      Note Agreement dated as of
                              February 1, 1993 between Casey's
                              General Stores, Inc. and
                              Principal Mutual Life Insurance
                              Company and Nippon Life
                              Insurance Company of America(e)

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

(e) Incorporated by reference from the Current Report on Form 8-K filed February 18, 1993.



     (b) There were no reports on Form 8-K filed during the quarter for which this Report is filed.

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CASEY'S GENERAL STORES, INC.



Date:   December 12, 1995     By: /s/ Douglas K. Shull
                                  ---------------------------
                                   Douglas K. Shull,
                                   Treasurer
                                   (Authorized Officer and
                                   Principal Financial
                                   Officer)

                           EXHIBIT INDEX


Exhibit No.              Description                   Page
-----------             -----------                    ----

   11                    Statement regarding            19
                           computation of
                           per share earnings

   27                    Financial Data Schedule        20


                                                              Exhibit 11


                   CASEY'S GENERAL STORES, INC.
                 Computation of Per Share Earnings



                                     Three Months Ended
                                         October 31,
                                       1995         1994
                                     ----------     ---------

  Weighted average number of
    common and common equivalent
    shares:
      Weighted average number
        of shares outstanding       26,117,406    25,924,873
      Shares applicable to
        stock options                  124,202        98,622
                                    ----------     ----------

                                    26,241,608    26,023,495
                                    ----------    ----------

  Net income                       $ 8,802,130     7,534,529
                                    ----------     ---------

  Earnings per common and
    common equivalent share        $       .34           .29
                                    ----------    ----------




                                      Six Months Ended
                                         October 31,
                                       1995          1994
                                   -----------   ----------

  Weighted average number of
    common and common equivalent
    shares:

      Weighted average number
        of shares outstanding       26,063,698    25,922,539
      Shares applicable to
        stock options                  145,919        92,195
                                    ----------    ----------

                                    26,209,617    26,014,734
                                    ----------    ----------

  Net income                       $16,714,610    13,964,916
                                    ----------    ----------

  Earnings per common and
    common equivalent share        $       .64           .54
                                   -----------    ----------
