Form 10-Q
period 1996-01-31
CASEYS GENERAL STORES INC
filed 1996-03-14
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C. 20549


                             	FORM 10-Q


                	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


             	For the Fiscal Quarter Ended January 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value  	        26,128,706 shares
          		(Class)           				(Outstanding at March 5, 1996)

                   CASEY'S GENERAL STORES, INC.

                             	INDEX

                                                        												Page

PART I - FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements.

			Consolidated condensed balance sheets -
			January 31, 1996 and April 30, 1995		                              3

			Consolidated condensed statements
			of income - three and nine months ended
   January 31, 1996 and 1995				                                      5

			Consolidated condensed statements of
			cash flows - nine months ended
			January 31, 1996 and 1995				                                      6

			Notes to consolidated condensed
			financial statements					                                          7

	Item 2.	Management's Discussion and Analysis
     		 	of Financial Condition and Results of
		      	Operations.							                                           8


PART II - OTHER INFORMATION

	Item 1.	Legal Proceedings.						                                    13

	Item 6.	Exhibits and Reports on Form 8-K.			                        13


SIGNATURE									 		                                                15

                     PART I - FINANCIAL INFORMATION


Item 1.	Financial Statements.


               	CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   	CONSOLIDATED CONDENSED BALANCE SHEETS
                               	(Unaudited)

                               							  January 31, 	  April 30,
                               							     1996    	     1995
                               							  -----------    ---------
	ASSETS

Current assets:
	Cash and cash equivalents	          $  8,834,452   	  5,477,784
	Short-term investments		               9,174,705	     1,300,700
	Receivables				                        2,587,001   	  3,086,728
	Inventories				                       29,868,305   	 27,343,033
	Prepaid expenses			                    6,254,611   	  5,982,324
						                                -----------     ----------

		Total current assets	                56,719,074   	 43,190,569
                          						       ----------     ----------

Long-term investments			                3,851,352   	  6,445,934

Other assets					                       1,362,393   	  1,030,856

Property and equipment, net of
  accumulated depreciation
  January 31, 1996, $128,156,983
  April 30, 1995, $111,656,704	       324,306,591    294,491,313
                              							 -----------    -----------

                              							$386,239,410   	345,158,672
                      					           -----------    -----------







See notes to consolidated condensed financial statements.

              CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 	CONSOLIDATED CONDENSED BALANCE SHEETS
                            	(Unaudited)
                            	(Continued)


	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Notes payable			                 	$ 13,950,000	      11,350,000
	Current maturities of
	  long-term debt			                  8,272,719	       8,498,891
	Accounts payable			                 28,368,247     	 39,860,843
	Accrued expenses			                 15,615,070     	 15,716,412
	Income taxes payable		               3,069,638        1,544,909
                    					            ----------      -----------

	  Total current liabilities	        69,275,674     	 76,971,055
						                               ----------       ----------

Long-term debt, net of
  current maturities			              83,840,776     	 59,962,922
                        						       ----------       ----------

Deferred income taxes			             28,770,000     	 27,270,000
						                               ----------       ----------

Deferred compensation			              1,591,423	       1,282,655
                            							   ---------        ---------

Shareholders' equity
  Preferred stock, no par value		       ---		           	---
  Common Stock, no par value	        62,695,542	      61,342,992
  Retained earnings			              140,065,995     	118,329,048
							                             -----------      -----------

Total shareholders' equity		        202,761,537   	  179,672,040
                        						      -----------      -----------

					                            		$386,239,410     	345,158,672
                        						      -----------      -----------

See notes to consolidated condensed financial statements.

                   CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                  	CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 	(Unaudited)

        		    	         Three Months Ended            Nine Months Ended
            			             January 31,                   January 31,
             		         1996          1995             1996         1995
				                    ----          ----             ----         ----
Net sales	        		$221,607,765	   199,362,866    717,839,639   644,358,471

Franchise revenue	     1,262,368	     1,250,611      4,117,123     4,043,483
            			      -----------    -----------    -----------   -----------

                				 222,870,133	   200,613,477    721,956,762   648,401,954
            			      -----------    -----------    -----------   -----------

Cost of goods sold 	 170,203,976   	153,494,511    557,559,703	  503,412,570
Operating expenses    33,913,000   	 30,819,417    104,154,120	   92,250,902
Depreciation and
  amortization	        6,296,382	     5,685,473     18,264,319    16,455,623
Interest, net	     	   1,457,309   	  1,269,712      4,128,544     4,138,579
                				 -----------    -----------    -----------   -----------

                				 211,870,667   	191,269,113    684,106,686   616,257,674
            			      -----------    -----------    -----------   -----------

                				  10,999,466   	  9,344,364     37,850,076    32,144,280

Federal and state
  income taxes		       4,152,000	     3,621,000     14,288,000    12,456,000
                				 -----------    -----------    -----------   -----------

  Net income		      $  6,847,466	     5,723,364     23,562,076    19,688,280
            			      -----------    -----------    -----------   -----------


Earnings per common
  and common
  equivalent share	 $        .26	           .22            .90           .76
                				 -----------    -----------    -----------   -----------


Weighted average number
  of common and common
  equivalent shares
  outstanding		       26,250,220   	 26,078,586     26,224,481    26,039,498
            			      -----------    -----------    -----------   -----------

See notes to consolidated condensed financial statements.

                  	CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  	(Unaudited)

                          							    		      Nine Months Ended
						       	                                   January 31,
							 	                                 1996                1995
							                                   ----                ----
	Cash flows from operations:
	  Net income                       	    $23,562,076	         19,688,280
	  Adjustments to reconcile
	    net income to net cash
	    provided by operations:
	      Depreciation and amortization	     18,264,319	         16,455,623
	      Deferred income taxes	              1,500,000	          1,500,000
	      Changes in assets and liabilities:
	        Receivables	                        499,727	           (228,691)
	        Inventories	                     (2,525,272)        	(3,831,178)
	        Prepaid expenses	                  (272,287)	          (248,034)
	        Accounts payable               	(11,492,596)        	(4,738,234)
	        Accrued expenses	                  (101,342)	           700,798
	        Income taxes payable	             1,524,729         	 3,648,013
	      Other, net	                           129,371	            719,850
                                       		-----------         -----------
	Net cash provided by operations	         31,088,725          33,666,427
                                       		-----------         -----------

	Cash flows from investing:
	  Purchase of property and equipment   	(48,241,164)        (41,046,711)
	  Purchase of investments	              (10,253,779)         (2,006,930)
	  Sale of investments	                    4,983,784          12,903,611
                                    	   	-----------          ----------
	Net cash used in investing activities	  (53,511,159)        (30,150,030)
                                        	 -----------         ----------

	Cash flows from financing:
	  Proceeds from long-term debt	          30,000,000	          7,500,000
	  Payments of long-term debt	            (6,348,319)        	(3,175,055)
	  Net activity of short-term debt	        2,600,000         	(4,250,000)
	  Proceeds from exercise of stock
	    options	                              1,352,550         	   128,125
	  Payment of cash dividends	             (1,825,129)        	(1,555,446)
                                       		  ---------           ---------
	Net cash provided by (used in)
	  financing activities	                  25,779,102         	(1,352,376)
                                       		 ----------           ---------
	Net increase in cash and cash
	  equivalents	                            3,356,668	          2,164,021
	Cash and cash equivalents at
	  beginning of the year	                  5,477,784         	 3,151,664
                                       		  ---------           ---------
	Cash and cash equivalents at
	  end of the quarter	                   $ 8,834,452	          5,315,685
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

2.	The accompanying consolidated condensed financial statements
(unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1996, and the results of operations for the three and nine months ended January 31, 1996 and 1995, and changes in cash flows for the nine months ended January 31, 1996 and 1995.

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

5. In December 1995, the Company reclassified certain investments, with an amortized cost of $5,915,152, to available for sale as permitted by the implementation guide for SFAS 115. The financial statement impact was not material.



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

	Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 1996, the Company's ratio of current assets to current liabilities was .82 to 1. The ratio at January 31, 1995 and April 30, 1995, was .54 to 1 and .56 to
1, respectively. Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations decreased $2,577,702 (7.7%) in the nine months ended January 31, 1996 from the comparable period in the prior year, primarily as a result of a smaller increase in inventories and a decrease in accounts payable. Cash flows from investing and financing in the nine months ended January 31, 1996 increased, primarily as a result of the proceeds from long-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

	Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 1996, the Company expended $48,241,164 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $41,046,711 for the comparable period in the prior year. The Company anticipates expending approximately $55,000,000 in fiscal 1996 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes") and the 7.38% Senior Notes due December 28, 2020 (the "7.38% Notes").

	As of January 31, 1996, the Company had long-term debt of $83,840,776, consisting of $24,000,000 in principal amount of 7.70% Notes, $30,000,000 in principal amount of 7.38% Notes, $13,646,061 of mortgage notes payable, $9,125,000 of unsecured notes payable and $7,069,715 of capital lease obligations.

	Interest on the 7.70% Notes is payable on the 15th day of each month at the rate of 7.70% per annum. Principal of the 7.70% Notes matures in forty quarterly installments beginning March 15, 1995. The Company may prepay the 7.70% Notes in whole or in part at any time in an amount of not less than $1,000,000 or integral multiples of $100,000 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of February 1, 1993 between the Company and the purchasers of the 7.70% Notes.

	Interest on the 7.38% Notes is payable semi-annually on the twenty-eighth day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum.
The 7.38% Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Notes in whole or in part at any time in an amount of not less than $1,000,000 or in integral multiples of $100,000 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and Principal Mutual Life Insurance Company, as the purchaser of the 7.38% Notes.

	To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the 6-1/4% Convertible Subordinated Debentures (which were converted into 3,683,064 shares of Common Stock on March 28,
1994), the 7.70% Notes and the 7.38% Notes, a mortgage note, unsecured notes payable and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, short-term and long-term investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

	The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,663 USTs, of which 1,289 are fiberglass and 374 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

	Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1995 and 1994, the Company spent approximately $2,137,000 and $1,814,000, respectively, for assessments and remediation. During the nine months ended January 31, 1996, the Company expended approximately

$678,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 1996, approximately $3,900,000 has been received from such programs.
The Company has accrued a liability at January 31, 1996 of approximately $3,300,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

	THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995

	Net sales for the third quarter of fiscal 1996 increased by $22,244,899 (11.2%) over the comparable period in fiscal 1995. Retail gasoline sales increased by $16,419,161 (15.2%) as the number of gallons sold increased by 16,611,987 (15.9%) while the average retail price per gallon decreased 0.6%. During this same period, retail sales of grocery and general merchandise increased by $5,864,992 (8.0%) due to the addition of 64 new Company Stores and a greater number of stores in operation for at least three years.

	Cost of goods sold as a percentage of net sales was 76.8% for the third quarter of fiscal 1996, compared to 77.0% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (12.6%) during the third quarter of fiscal 1996 from the third quarter of the prior year (11.3%) due to the decrease in wholesale gasoline costs during the period. The gross profit margin per gallon also increased (to $.1294) in the third quarter of fiscal 1996 from the comparable period in the prior year ($.1171). These factors were offset by a decrease in gross profits on retail sales of grocery and general merchandise (to 41.9%) from the comparable period in the prior year (42.4%).

	Operating expenses as a percentage of net sales were 15.3% for the third quarter of fiscal 1996 compared to 15.5% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the number of gasoline gallons sold and an increase in retail sales of grocery and general merchandise.

	Net income increased by $1,124,102 (19.6%). The increase in net income was attributable primarily to the increase in gross profit margins on retail sales of gasoline, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation for at least three years.


	NINE MONTHS ENDED JANUARY 31, 1996 COMPARED TO NINE MONTHS
ENDED JANUARY 31, 1995

	Net sales for the first nine months of fiscal 1996 increased by $73,481,168 (11.4%) over the comparable period in fiscal 1995. Retail gasoline sales increased by $51,470,879 (15.0%) as the number of gallons sold increased by 48,879,011 (15.2%) and the average retail price per gallon decreased 0.2%. During this same period, retail sales of grocery and general merchandise increased by $22,014,175 (9.1%) due to the addition of 64 new Company stores and a greater number of stores in operation for at least three years.

  Cost of goods sold as a percentage of net sales was 77.7% for the first nine months of fiscal 1996 compared to 78.1% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (11.4%) during the first nine months of fiscal 1996 from the comparable period in the prior year (9.5%) due to the decrease in wholesale gasoline costs during the period. The gross profit margin per gallon also increased in the first nine months of fiscal 1996 (to $.1213) from the comparable period in the prior year ($.1017). However, these factors were offset by a decrease in gross profits on retail sales of grocery and general merchandise (to 40.7%), from the comparable period in the prior year (41.4%).

	Operating expenses as a percentage of net sales were 14.5% for the first nine months of fiscal 1996 compared to 14.3% for the comparable period in the prior year. The slight increase in operating expenses as a percentage of net sales was caused primarily by lower wholesale gasoline costs.

	Net income increased by $3,873,796 (19.7%). The increase in net income was attributable primarily to the increase in gross profit margins on retail sales of gasoline, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation for at least three years.


	PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

	The Company from time to time is a party to legal proceedings arising from the conduct of its business operations, including proceedings relating to personal injury and employment claims, environmental remediation or contamination, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such proceedings pending as of the date of this Form 10-Q is material in the aggregate.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	The following exhibits are filed with this Report or,
if so indicated, incorporated by reference:


	EXHIBIT
	NO.                   	DESCRIPTION
 --------               -----------

	4.2	                   Rights Agreement dated as of June 14,
                        1989 between Casey's General Stores, Inc.
                        and United Missouri Bank of Kansas City, N.A.,
                        as Rights Agent(a) and amendments thereto
                        (b),(c),(d)

 4.3                    Note Agreement dated as of February 1,
                        1993 between Casey's General Stores, Inc.
                        and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America
                        (e) and First Amendment thereto (f)

	4.4                   	Note Agreement dated as of December 1,
                        1995 between Casey's General Stores, Inc.
                        and Principal Mutual Life Insurance Company (f)

	11	                    Statement regarding computation of per
                        share earnings

 27                    	Financial Data Schedule

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

(e)	Incorporated by reference from the Current Report on Form 8-K filed
February 18, 1993.

(f)	Incorporated by reference from the Current Report on Form 8-K filed
January 11, 1996.



	(b)	On January 11, 1996, the Company filed a report on Form
8-K concerning the issuance of the 7.38% Notes. There were no other reports on Form 8-K filed during the quarter for which this Report is filed.

                             SIGNATURE


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                						CASEY'S GENERAL STORES, INC.



Date:   March 11, 1996              		By: /s/ Douglas K. Shull
                            					         --------------------
                            					         Douglas K. Shull, Treasurer
                            					         (Authorized Officer and
                                						     Principal Financial Officer)

                               EXHIBIT INDEX


EXHIBIT NO.		           	DESCRIPTION	                       				PAGE
-----------              -----------                            ----

	11	                  			Statement regarding			                 17
                    					computation of
                    					per share earnings

	27		                  		Financial Data Schedule		              18


                                                     							Exhibit 11


                     	CASEY'S GENERAL STORES, INC.
                  	Computation of Per Share Earnings


                                							     Three Months Ended
                                 							         January 31,
                                            1996         1995
                             						         ----         ----
 [S]                                      [C]           [C]
  Weighted average number of
    common and common equivalent
    shares:
      Weighted average number
        of shares outstanding             26,125,906    25,930,706
      Shares applicable to
        stock options			                     124,314       147,880
                              						      ----------    ----------
  						                                  26,250,220    26,078,586
                                  							 ----------    ----------

  Net income		                        			$ 6,847,466     5,723,364
                              						       ---------     ---------
  Earnings per common and
    common equivalent share              $       .26           .22
                              						      ----------     ---------


                                							      Nine Months Ended
                                							         January 31,
                                             1996          1995
                                  							    ----          ----

  Weighted average number of
    common and common equivalent
    shares:
      Weighted average number
        of shares outstanding             26,084,434    25,925,262
      Shares applicable to
        stock options		                      140,047       114,236
                                  							 ----------    ----------
                              						      26,224,481    26,039,498
                                  							 ----------    ----------
  Net income	                        				$23,562,076    19,688,280
                              						      ----------    ----------
  Earnings per common and
    common equivalent share              $       .90           .76
                              						      ----------    ----------