Form 10-K
period 1996-04-30
CASEYS GENERAL STORES INC
filed 1996-07-26
CIK 726958

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                  FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED APRIL 30, 1996
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]

        At the close of business on July 22, 1996, the Company had 26,225,206 shares of Common Stock, no par value, issued and outstanding. The aggregate market value of the 21,261,664 shares of Common Stock held by non-affiliates of the Company on that date was $380,052,244, based on a last reported sales price of $17-7/8 per share on said date.


                     DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

        1. Annual Report for fiscal year ended April 30, 1996 (Items 5, 6, 7 and 8 of Part II and Item 14(a) of Part IV).

        2. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of shareholders to be held on September 20, 1996 (Items 10, 11, 12 and 13 of Part III).

                                   PART I

ITEM 1.  BUSINESS

THE COMPANY

        Casey's General Stores, Inc. ("Casey's") and its two wholly-owned subsidiaries, Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") (Casey's, together with the Marketing Company and the Services Company, shall be referred to herein as the "Company"), operate convenience stores under the name "Casey's General Store" in nine Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 1996, there were a total of 983 Casey's General Stores in operation, of which 801 were operated by the Company ("Company Stores") and 182 stores were operated by franchisees ("Franchised Stores"). There were 65 Company Stores and 1 Franchised Stores newly opened in fiscal 1996. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores. The Company also operates a commissary in Creston, Iowa where it prepares sandwiches for sale through Company and Franchised Stores.

        Approximately 72% of all Casey's General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 6% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours and quality of service.

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

        The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 1996:

                                COMPANY   FRANCHISED
       STATE                    STORES    STORES         TOTAL
       -----                    -------   ----------     -----
        Iowa . . . . . . . . .   223        89            312
        Illinois . . . . . . .   204        31            235
        Indiana  . . . . . . .     8         0              8
        Kansas . . . . . . . .    73         4             77
        Minnesota. . . . . . .    41        15             56
        Missouri . . . . . . .   189        33            222
        Nebraska . . . . . . .    43         8             51
        South Dakota . . . .      19         0             19
        Wisconsin  . . . . . .     1         2              3
         Total . . . .           801(81%)  182(19%)       983 (100%)

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

        The following table shows the number of Company and Franchised Stores opened, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:


                                               STORES IN
FISCAL YEAR            NEW                     OPERATION
 ENDED                 STORES    CONVERTED     AT END OF
APRIL 30,              OPENED    STORES        PERIOD
- -----------            ------    ---------     ---------
1992
  Company  . . . . .    23          2            597 (1)
  Franchised . . . .     3         (2)           202 (1)
                        --                       ---
     Total . . . . .    26                       799

1993
  Company  . . . . .    36         10            639 (2)
  Franchised . . . .     1        (10)           187 (2)
                        --                       ---
     Total . . . . .    37                       826

1994
  Company  . . . . .    56          1            687 (3)
  Franchised . . . .     4         (1)           189 (3)
                        --                       ---
     Total . . . . .    60                       876

1995
  Company  . . . . .    60          0            741 (4)
  Franchised . . . .     3         (0)           186 (4)
                        --                       ---
     Total . . . . .    63                       927

1996
  Company  . . . . .    65          1            801
  Franchised . . . .     1         (1)           182 (5)
                        --                       ---
     Total . . . . .    66                       983

- -----------------------

(1)     Seven Company Stores and one Franchised Store were closed in
        1992.

(2)     Four Company Stores and six Franchised Stores were closed in
        1993.

(3)     Nine Company Stores and one Franchised Store were closed in
        1994.

(4)     Six Company Stores and six Franchised Stores were closed in
        1995.

(5)     Six Company Stores and four Franchised Stores were closed in
        1996.


        Six Company Stores were opened in May and June 1996 and 38 Company Stores were under construction at June 30, 1996. On June 30, 1996, the Company had purchased or had the right to purchase 47 additional store sites. All but two of the 85 stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 70 new Company Stores during fiscal 1997.

        The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. During fiscal 1994, 1995 and 1996, the Company converted 1, 0 and 1 stores, respectively, from Franchised Stores to Company Stores.

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

CORPORATE SUBSIDIARIES

        The Marketing Company and the Services Company were organized as Iowa corporations in March 1995, and both are wholly-owned subsidiaries of Casey's. Certain Casey's employees became employees of the Marketing Company or the Services Company on May 1, 1995, and both of those subsidiaries assumed certain responsibilities and functions formerly held by Casey's on that date.

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

STORE OPERATIONS

        PRODUCTS OFFERED

        Each Casey's General Store typically carries over 2,500 food and non-food items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 92% of the stores offer beer. The non-food items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, ammunition and automotive products.

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

        It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in approximately 99% of the stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. The Company also has introduced the sale of donuts prepared on store premises, available in approximately 99% of the stores as of April 30, 1996, as well as cinnamon rolls and cookies, and is installing donut-making facilities in all newly constructed stores.

        Since 1986, the Company has operated a commissary at which it prepares sandwiches for sale in Casey's General Stores. Management expects the commissary to produce approximately 2 million sandwiches during fiscal 1997, for delivery to both Company and Franchised Stores through the Casey's Distribution Center.

        The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 902 (92%) stores as of April 30, 1996. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, beef, and hot and mild sausage and tenderloin sandwiches, pizza bread, garlic bread, breakfast croissants, quarter-pound hamburgers and cheeseburgers. In addition, Casey's Crispy Fried Chicken was available for take-out at 25 (3%) stores as of April 30, 1996.

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

        Management's decision to add snack center items, freshly prepared donuts and pizza to the Company's product selection reflects its strategy to promote high profit margin products that are compatible with convenience store operations. Although retail sales of non-gasoline items during the last three fiscal years have generated approximately 41% of the Company's retail sales, such sales resulted in approximately 74% of the Company's gross profits from retail sales. Gross profit margins for prepared foods items, which have averaged approximately 52% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 10% during such period.

        STORE DESIGN

        Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 1996, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $680,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, 500 square feet to storage and two large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes two islands of gasoline dispensers and storage tanks having a capacity of 20,000 to 30,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air conditioned and have modern refrigeration facilities. The store locations feature the Company's bright red and yellow pylon sign and facade, both of which display the name and service mark of the Company.

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

        STORE LOCATIONS

        The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Approximately 72% of all stores operate in areas with populations of fewer than 5,000 persons, while approximately 6% of all stores are located in communities with populations exceeding 20,000 persons. Management believes that a

Casey's General Store provides a service not otherwise available in small towns, and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company's store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey's General Store may operate profitably at a highway location in a community with a population of as few as 500 persons.

        GASOLINE OPERATIONS

        Gasoline sales are an important part of the Company's sales and earnings. Approximately 56% of Casey's net sales for the year ended April 30, 1996 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 1996:

                                 YEAR ENDED APRIL 30,
                                 --------------------
                       1994            1995               1996
                       ----            ----               ----
Number of
 Gallons Sold           375,962,172     429,629,280        492,353,905

Total Retail
 Gasoline Sales        $377,807,750    $455,310,780       $531,414,819

Percentage of          51.7%           53.6%              55.7%
 Net Sales

Gross Profit           10.1%           9.4%               10.7%
 Percentage

Average Retail
 Price per Gallon      $1.00           $1.06              $1.08

Average Gross Profit
 Margin per Gallon     10.12           9.91               11.46

Average Number of
 Gallons Sold per
 Company Store *       570,253         596,684            637,904

- ----------------------

* Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

        Retail prices of gasoline increased during the year ended April 30, 1996. The total number of gallons sold by the Company during this period also increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" herein. As a result of these conditions, total retail gasoline sales by the Company increased during the period, as did the percentage of such sales to the Company's total net sales.

        Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market (such as that experienced during 1991 as a result of the Persian Gulf crisis) and price competition from other gasoline marketers. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company's earnings.

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

        In fiscal 1996, the Company purchased directly from manufacturers approximately 90% of the food and non-food items sold from the Casey's Distribution Center. The Company has not entered into contracts with any of the suppliers of products sold by Casey's General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

        FRANCHISE OPERATIONS

        Casey's has franchised Casey's General Stores since 1970. In addition to generating income for Casey's, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey's. Franchising also enabled Casey's to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and management currently expects to grant new franchises only to existing franchisees operating in states other than Iowa on a limited basis. See "BUSINESS - Government Regulation" herein. From April 30, 1983 to April 30, 1996, the percentage of Company Stores increased from 44% to 81%. From inception to April 30, 1996, the Company had converted 136 Franchised Stores to Company Stores by leasing or purchasing such stores.

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

        PERSONNEL

        On April 30, 1996, the Company had 3,480 full-time employees and 4,863 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

        The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Operating Officer of the Company, who is assisted by the Vice President of Store Operations. Reporting directly to the Vice President of Store Operations are 4 regional operations managers. Reporting directly to the regional managers are 16 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of seven supervisors. Each of the 120 supervisors in turn is responsible for the operations of approximately eight individual stores.

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

        As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than twenty years, one has been employed for more than twenty-four years and one has been employed for more than twenty-eight years.

        In addition to its four executive officers, the Company currently has Vice Presidents of Store Operations, Property Management, Transportation, and Marketing. The Company also has 34 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

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

        GOVERNMENT REGULATION

        The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems,
(ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,683 USTs of which 1,311 are fiberglass and 372 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

        Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa's, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1995 and 1996, the Company spent approximately $2,137,000 and $718,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 1996, approximately $3,900,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at April 30, 1996, of approximately $2,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

        Management of the Company currently estimates that aggregate capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection will approximate $1,000,000 in fiscal 1997 through December 23, 1998, in order to comply with the existing UST regulations. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures.

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

        During the 1992 legislative session, the Iowa General Assembly enacted legislation relating to franchise agreements and their enforcement and establishing certain duties and limitations on franchisors. The legislation, currently set forth in Chapter 523H, Code of Iowa, 1995, as amended ("Chapter 523H"), became effective on July 1, 1992, and purports to apply to all new or existing franchises that are operated in the State of Iowa after the effective date, including those of Casey's. The legislation contains, among other things, provisions regarding the transfer of franchises, the termination or nonrenewal of franchises, and the encroachment on existing franchises. Subsequent judicial rulings in cases brought by other Iowa franchisors have held, however, that Chapter 523H does not apply to any franchises enter into prior to its July 1, 1992 effective date.

        As of April 30, 1996, Casey's was a party to 89 franchise agreements entered into with respect to Franchised Stores in the State of Iowa. Of that number, only two of the franchise agreements were entered into following the effective date of Chapter 523H (the "Covered Franchises"); the remainder were all entered into prior to July 1, 1992. Certain provisions of the Covered Franchises conflict with the provisions of Chapter 523H. As such, certain contractual provisions of the Covered Franchises, including those relating to transfer, termination or non-renewal and encroachment, may not be valid or enforceable under Chapter 523H.

        Chapter 523H was amended during the 1995 legislative session, but several significant ambiguities and concerns remain. As a result, Casey's recently determined not to grant any new Iowa franchises until further amending legislation is enacted or other favorable court rulings are rendered. Management does not expect Chapter 523H to have a material effect on the Company's business.

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

        On April 30, 1996, Casey's owned the land at 711 locations and the buildings at 738 locations, and leased the land at 90 locations and the buildings at 63 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs.
Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.  LEGAL PROCEEDINGS

        The Company from time to time is a party to legal proceedings arising from the conduct of its business operations, including proceedings relating to personal injury, property damage and employment claims, environmental remediation or contamination, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such proceedings pending as of the date of this Form 10-K is material in the aggregate.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required in response to this Item is incorporated herein by reference from the section entitled "Common Stock Data" set forth on page 24 of the Company's Annual Report to shareholders for the year ended April 30, 1996.

        The cash dividends declared by the Company (adjusted to give effect to the two-for-one stock split distributed on February 15, 1994) during the periods indicated have been as follows:

                                      Cash Dividend
                                      Declared
                                      -------------
        Calendar 1994
             First Quarter            $.01875
             Second Quarter            .02
             Third Quarter             .02
             Fourth Quarter            .02
                                      -------
                                      $.07875

        Calendar 1995
             First Quarter            $.02
             Second Quarter            .02
             Third Quarter             .025
             Fourth Quarter            .025
                                      -----
                                      $.09


        Calendar 1996
             First Quarter            $.025
             Second Quarter            .025



ITEM 6.  SELECTED FINANCIAL DATA


        The information required in response to this Item is incorporated herein by reference from the section entitled "Selected Financial Data" set forth on page 23 of the Company's Annual Report to shareholders for the year ended April 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required in response to this Item is incorporated herein by reference from pages 18 through 22 of the Company's Annual Report to shareholders for the year ended April 30, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required in response to this Item is incorporated herein by reference from pages 8 through 17 and page 24 of the Company's Annual Report to shareholders for the year ended April 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Directors", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1996 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 20, 1996, is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1996 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 20, 1996, is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        That portion of the Company's definitive Proxy Statement appearing under the captions "Shares Outstanding" and "Voting Procedures", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1996 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 20, 1996, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        That portion of the Company's definitive Proxy Statement appearing under the caption "Other Information Relating to Directors and Executive Officers", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1996 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 20, 1996, is hereby incorporated by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed
         ---------------

        The documents listed below are filed as a part of this Report on Form 10-K and are incorporated herein by reference:

     (1) The following consolidated financial statements, shown on pages 8 through 17 of the Company's Annual Report to shareholders for the year ended April 30, 1996:


     Consolidated Balance Sheets, April 30, 1996 and 1995
     Consolidated Statements of Income, Three Years Ended April 30, 1996 Consolidated Statements of Shareholders' Equity, Three Years
          Ended April 30, 1996
     Consolidated Statements of Cash Flows,
          Three Years Ended April 30, 1996
     Notes to Consolidated Financial Statements
     Independent Auditors' Report


     (2) The exhibits set forth in Item 14(c) of this report. The management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) consist of the following:


          Exhibit Number      Document
          --------------      --------

          10.4(b)             Sixth Amended and Restated
                              Casey's General Stores, Inc.
                              Employees' Stock Ownership
                              Plan and Trust Agreement (v)

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


- ---------------------

(j) Incorporated by reference from the Registration Statement on Form S-8 (33-42907) filed September 23, 1991.

(l) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1992.

(o) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994.

(t) Incorporated by reference from the Annual Report on Form 10- K for the fiscal year ended April 30, 1994.

(v) Incorporated by reference from the Annual Report on Form 10- K for the fiscal year ended April 30, 1995.

     (b) REPORTS ON FORM 8-K
         -------------------

         There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 1996.

     (c) EXHIBITS
         --------

     Exhibit
     Number                    Document
     -------                   --------

     3.1  Restated and Amended Articles of Incorporation (a) and
          Amendments thereto (b), (d), (f)
     3.2  Amended and Restated By-Laws (h)
     4.2 Rights Agreement between Casey's General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent, relating to Common Share Purchase Rights (e) and amendments thereto (i), (p), (q)

     4.3     Note Agreement dated as of February 1, 1993 between Casey's
             General Stores, Inc. and Principal Mutual Life Insurance Company
             and Nippon Life Insurance Company of America (n) and First
             Amendment thereto (u)
     4.4     Note Agreement dated as of December 1, 1995 between Casey's
             General Stores, Inc. and Principal Mutual Life Insurance Company
             (u)
     9       Voting Trust Agreement (a) and Amendment thereto (d)
     10.4(b) Sixth Amended and Restated Casey's General Stores, Inc.
             Employees' Stock Ownership Plan and Trust Agreement (v)
     10.6    Lease Agreement between Casey's General Stores, Inc. and Broadway
             Distributing Company (a)
     10.8    Form of Franchise Agreement (a)
     10.9    Form of Store Lease Agreement (a)
     10.10   Form of Equipment Lease Agreement (a)
     10.16   Secured Promissory Note dated November 30, 1989 given to
             Principal Mutual Life Insurance Company (f)
     10.18   Commercial Note with Norwest Bank Iowa, N.A.(k)
     10.19   Casey's General Stores, Inc. 1991 Incentive Stock Option Plan (j)
             and amendment thereto (o)
     10.21   Employment Agreement with Donald F. Lamberti (l)
     10.22   Employment Agreement with Ronald M. Lamb (l)
     10.23   Employment Agreement with Douglas K. Shull    (l)
     10.24   Employment Agreement with John G. Harmon (t)
     10.25   Term Loan Agreement and Current Note with Norwest Bank Iowa, N.A.
             (m)
     10.26   Loan Agreement and Commercial Note with Peoples Trust and Savings
             Bank (m)
     10.27   Non-Employee Directors' Stock Option Plan (s)
     10.28   Term Note with UMB Bank, n.a. (r)
     11      Statement regarding computation of earnings per share
     13      Consolidated Financial Statements from 1996 Annual Report
     21      Subsidiaries of Casey's General Stores, Inc.
     24.1    Consent of KPMG Peat Marwick LLP
     27      Financial Data Schedule


- ----------------------

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

(u) Incorporated by reference from the Current Report on Form 8-K filed January 11, 1996.

(v) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1995.



                                 SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CASEY'S GENERAL STORES, INC.
                                          (Registrant)



Date:  July 24, 1996                      By: /s/ Donald F. Lamberti
                                              ----------------------
                                              Donald F. Lamberti,
                                               Chief Executive Officer
                                               and Chairman of the Board
                                               (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 24, 1996                       By: /s/ Donald F. Lamberti
                                               ----------------------
                                               Donald F. Lamberti
                                               Chief Executive Officer,
                                               Chairman of the Board
                                               (Principal Executive Officer)


Date:  July 23, 1996                       By: /s/ Ronald M. Lamb
                                               ------------------
                                               Ronald M. Lamb
                                               President and Chief Operating
                                               Officer, Director


Date:  July 22, 1996                       By: /s/ Douglas K. Shull
                                               --------------------
                                               Douglas K. Shull
                                               Treasurer, Director
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)


Date:  July 22, 1996                       By: /s/ John G. Harmon
                                               ------------------
                                               John G. Harmon
                                               Secretary, Director


Date:  July 25, 1996                       By: /s/ Patricia Clare Sullivan
                                               ---------------------------
                                               Patricia Clare Sullivan
                                               Director

Date:  July 22, 1996                       By: /s/ Kenneth H. Haynie
                                               ---------------------
                                               Kenneth H. Haynie
                                               Director


Date:  July 25, 1996                       By: /s/ John R. Fitzgibbon
                                               ----------------------
                                               John R. Fitzgibbon
                                               Director


Date:  July 25, 1996                       By: /s/ Jack P. Taylor
                                               ------------------
                                               Jack P. Taylor
                                               Director

                                 EXHIBIT INDEX


Exhibit No.    Description                                  Page
- -----------    -----------                                  ----

11             Statement regarding computation
               of earnings per share                         29

13             Consolidated Financial Statements from
               1996 Annual Report to shareholders            30

21             Subsidiaries of Casey's General
               Stores, Inc.                                  47

24.1           Consent of KPMG Peat Marwick LLP              48

27             Financial Data Schedule                       49