Form 10-Q
period 1996-07-31
CASEYS GENERAL STORES INC
filed 1996-09-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Fiscal Quarter Ended July 31, 1996

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

   Common Stock, No Par Value                                26,225,206 shares
           (Class)                          (Outstanding at September 4, 1996)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                           Consolidated condensed balance sheets -
                           July 31, 1996 and April 30, 1996                   3

                           Consolidated condensed statements
                           of income - three months ended
                           July 31, 1996 and 1995                             5

                           Consolidated condensed statements of
                           cash flows - three months ended
                           July 31, 1996 and 1995                             6

                           Notes to consolidated condensed
                           financial statements                               7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                        9


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                                13

         Item 6.           Exhibits and Reports on Form 8-K.                 13


SIGNATURE                                                                    15

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    July 31,        April 30,
                                                      1996            1996

         ASSETS
Current assets:
Cash and cash equivalents                         $ 5,944,748      12,673,855
    Short-term investments                         15,271,985      13,953,926
    Receivables                                     3,008,258       2,679,967
    Inventories                                    34,086,979      32,437,323
    Prepaid expenses                                5,564,926       8,266,308
                                                  -----------      ----------

        Total current assets                       63,876,896      70,011,379

Long-term investments                               4,600,379       5,153,169

Other assets                                        1,329,255       1,356,643

Property and equipment, net of
  accumulated depreciation
  July 31, 1996, $138,868,686
  April 30, 1996, $132,609,514                    341,487,880     328,313,767
                                                  -----------     -----------

                                                 $411,294,410     404,834,958
                                                  ===========     ===========





See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)



        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                  $ 14,250,000      21,025,000
    Current maturities of
      long-term debt                                  8,645,522       8,679,217
    Accounts payable                                 38,281,896      36,190,236
    Accrued expenses                                 16,583,200      17,032,275
    Income taxes payable                              3,374,000         ---
                                                    -----------      ----------
      Total current liabilities                      81,134,618      82,926,728

Long-term debt, net of
  current maturities                                 79,147,928      81,249,264
                                                    -----------      ----------

Deferred income taxes                                34,791,000      32,791,000
                                                    -----------      ----------

Deferred compensation                                 1,795,153       1,693,288
                                                    -----------      ----------

Shareholders' equity
  Preferred stock, no par value                         ---            ---
  Common Stock, no par value                         63,592,717      63,556,842
  Retained earnings                                 150,832,994     142,617,836
                                                    -----------     -----------

Total shareholders' equity                          214,425,711     206,174,678

                                                   $411,294,410     404,834,958





See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Three Months Ended
                                                               July 31,
                                                      1996              1995
                                                   -----------      -----------
Net Sales                                          $286,907,949    $252,996,754

Franchise revenue                                     1,457,402       1,454,607
                                                    -----------     -----------

                                                    288,365,351     254,451,361

Cost of goods sold                                  228,804,922     199,532,946
Operating expenses                                   37,421,313      34,797,993
Depreciation and
  amortization                                        6,374,870       5,852,285
Interest, net                                         1,513,544       1,557,657
                                                    -----------     -----------

                                                    274,114,649     241,740,881

Income before income taxes                           14,250,702      12,710,480


Federal and state
   income taxes                                       5,380,000       4,798,000
                                                    -----------     -----------

Net income                                         $  8,870,702       7,912,480
                                                    ===========     ===========


Earnings per common
   and common equivalent
   share                                           $        .34             .30
                                                    ===========     ===========


Weighted average number
    of common and common
    equivalent shares
    outstanding                                      26,293,424      26,074,979
                                                    ===========     ===========



See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                                             July 31,
                                                           1996         1995
                                                         ---------    ---------
Cash flows from operations:
  Net income ....................................... $  8,870,702    7,912,480
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization ................    6,374,870    5,852,285
      Deferred income taxes ........................    2,000,000      500,000
      Changes in assets and liabilities:
         Receivables ...............................     (328,291)     (32,351)
         Inventories ...............................   (1,649,656)  (1,159,735)
       Prepaid expenses ............................    2,701,382     (573,208)
         Accounts payable ..........................    2,091,660      886,552
         Accrued expenses ..........................     (449,075)      49,437
         Income taxes payable ......................    3,374,000    3,098,000
  Other, net .......................................      129,732      307,405
Net cash provided by operations ....................   23,115,324    6,840,865
Cash flows from investing:
  Purchase of property and equipment                  (19,595,966) (18,644,674)
  Purchase of investments ..........................   (2,478,969)    (602,625)
  Sale of investments ..............................    1,760,204    3,447,134
                                                       ----------- ------------
Net cash used in investing
  activities .......................................  (20,314,731) (15,800,165)
Cash flows from financing:
  Payments of long-term debt .......................   (2,135,031)  (2,183,467)
  Net activity of short-term debt ..................   (6,775,000)    6,850,000
  Proceeds from exercise of
    stock options ..................................       35,875     1,011,813
  Payment of cash dividends ........................     (655,544)    (519,339)
                                                      -----------  ------------
Net cash (used in) provided by
  financing activities .............................   (9,529,700)    5,159,007
Net (decrease) increase in cash
  and cash equivalents .............................   (6,729,107)    6,199,707
Cash and cash equivalents at
  beginning of the year ............................   12,673,855     5,477,784
                                                       ----------   -----------
Cash and cash equivalents at
  end of the quarter ............................... $  5,944,748    11,677,491
                                                      ===========  ============

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

2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1996, and the results of operations for the three months ended July 31, 1996 and 1995, and changes in cash flows for the three months ended July 31, 1996 and 1995. 3. Sales generally are strongest during the Company's first quarter (May-July) and weakest during its fourth quarter (February-April). In the warmer months of the year (which comprise the Company's first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items, such as beer, soft drinks and ice. Difficult weather conditions in any quarter, however, may affect sales of Company stores in specific regions and have an adverse impact on net income for that period.

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

5. Recent congressional action to increase the federal minimum wage may have a significant impact on the Company's operating results, particularly in the near term, to the extent the forthcoming increase in labor expenses cannot be passed along to customers through price increases. Although the Company has in the past been able to, and will continue to attempt to, pass along increases in operating costs through price increases, there can be no assurance that all of the expected increases in labor costs can be reflected in prices, or that price increases will be absorbed by customers without diminishing customer spending in Company stores.

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

         Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 1996, the Company's ratio of current assets to current liabilities was .79 to 1. The ratio at July 31, 1995 and April 30, 1996, was .58 to 1 and .84 to 1, respectively. Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

         Net cash provided by operations increased $6,274,459 (37.3%) in the three months ended July 31, 1996 from the comparable period in the prior year, primarily as a result of a larger increase in accounts payable and a decrease in prepaid expenses. Cash flows from investing and financing in the three months ended July 31, 1996 decreased, primarily as a result of decreased short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

         Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 1997, the Company expended $19,595,966 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $18,644,674 for the comparable period in the prior year. The Company anticipates expending approximately $65,000,000 in fiscal 1997 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes") and the 7.38% Senior Notes due December 28, 2020 (the "7.38% Notes").

         As of July 31, 1996, the Company had long-term debt of $79,147,928, consisting of $22,500,000 in principal amount of 7.70% Notes, $30,000,000 in principal amount of 7.38% Notes, $12,959,784 of mortgage notes payable, $7,562,500 of unsecured notes payable and $6,125,644 of capital lease obligations.

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

         Interest on the 7.38% Notes is payable semi-annually on the twenty-eighth day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Notes in whole or in part at any time in an amount not less than $1,000,000 or in integral multiples of $100,000 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and Principal Mutual Life Insurance Company, as the purchaser of the 7.38% Notes.

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

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,729 USTs, of which 1,359 are fiberglass and 370 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1996 and 1995, the Company spent approximately $718,000 and $2,137,000, respectively, for assessments and remediation. During the three months ended July 31, 1996, the Company expended approximately $229,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 1996, approximately $4,000,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at July 31, 1996, of approximately $2,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

         Three Months Ended July 31, 1996 Compared to Three Months Ended July 31, 1995

         Net sales for the first quarter of fiscal 1997 increased by $33,911,195 (13.4%) over the comparable period in fiscal 1996. Retail gasoline sales increased by $22,220,050 (16.0%) as the number of gallons sold increased by 11,166,588 (9.0%) while the average retail price per gallon increased 6.4%. During this same period, retail sales of grocery and general merchandise increased by $10,664,969 (11.5%) due to the addition of 66 new Company Stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 79.7% for the first quarter of fiscal 1997, compared to 78.9% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (9.1%) during the first quarter of fiscal 1997 from the first quarter of the prior year (10.2%). The gross profit margin per gallon also decreased (to $.1077) in the first quarter of fiscal 1997 from the comparable period in the prior year ($.1137). These factors were partially offset by an increase in gross profits on retail sales of grocery and general merchandise (to 38.9%) from the comparable period in the prior year (38.8%).

         Operating expenses as a percentage of net sales were 13.0% for the first quarter of fiscal 1997 compared to 13.8% for the comparable period in the prior year.

         Net income increased by $958,222 (12.1%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years.

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


         Exhibit
         No.                                         Description
         3.2                        Amended and Restated By-Laws

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

- --------------------

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

(d) Incorporated by reference from the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8- A filed June 19, 1989) filed July 29, 1994.

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


                                             CASEY'S GENERAL STORES, INC.



Date:   September 5, 1996                By:   /s/ Douglas K. Shull
                                               Douglas K. Shull, Treasurer
                                               (Authorized Officer and
                                                Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description                                         Page
   3.2                              Amended and Restated By-Laws                        17

   11                               Statement regarding computation of
                                    per share earnings


   27                               Financial Data Schedule



                                                                  Exhibit 3.2


                              AMENDED AND RESTATED

                                     BY-LAWS

                                       OF

                          CASEY'S GENERAL STORES, INC.


                                    ARTICLE I

                                     OFFICES


      The principal office of the corporation in the State of Iowa shall be located in the County of Polk, State of Iowa. The corporation may have such other offices, either within or without the State of Iowa, as the Board of Directors may designate or as the business of the corporation may require from time to time.

         The registered office of the corporation required by the Iowa Business Corporation Act to be maintained in the State of Iowa may be, but need not be, identical with the principal office in the State of Iowa, and the address of the registered office may be changed from time to time by the Board of Directors in accordance with the Iowa Business Corporation Act.

                                   ARTICLE II

                                  SHAREHOLDERS

     Section 1. Annual Meeting. The annual meeting of the shareholders shall be held on the second Wednesday in September in each year at the hour of 1:30 P.M. or such other date as a majority of the Board of Directors may establish for the purpose of electing Directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for any annual meeting of the shareholders, or any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as conveniently may be.

         Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Restated and Amended Articles of Incorporation, may be called by the Chief Executive Officer, Chief Operating Officer or the President, and shall be called by the President at the request in writing of a majority of the Board of Directors, or at the request in writing of the holders of not less than one-tenth in amount of all the issued and outstanding shares of the entire capital stock of the corporation entitled to vote at the meeting. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of the shareholders shall be limited to the purpose stated in the notice.

         Section 3. Place of Shareholders' Meeting. The Board of Directors may designate any place, either within or without the State of Iowa, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the state of Iowa, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the registered office of the corporation in the State of Iowa.

         Section 4. Notice of Meeting. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the Chief Executive Officer, Chief Operating Officer or the President, to each shareholder of record entitled to vote at such meeting, but such notice may be waived in writing by any shareholder. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his or her address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

         Section 5. Closing of Transfer Books or Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the stock transfer books shall be closed a stated period but not to exceed, in any case, sixty days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty days, and in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

         Section 6. Voting Lists. The officers or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders.

         Section 7. Quorum. The holders of a majority of the issued and outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at all meetings of shareholders except as otherwise provided by the Iowa Business Corporation Act or by the Restated and Amended Articles of Incorporation. If a quorum is present, the affirmative vote of the holders of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the Iowa Business Corporation Act, the Restated and Amended Articles of Incorporation, or by these By-Laws. If less than a majority of the outstanding shares are represented at a meeting, the chairman of the meeting or the holders of a majority of the shares so represented, either in person or by proxy, may adjourn the meeting to another place, date or time without further notice; provided, however, that if the date of any adjourned meeting is more than thirty days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, day and hour of the adjourned meeting shall be given as required in Section 4. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

         When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by written expression of the Iowa Business Corporation Act or of the Restated and Amended Articles of Incorporation a different vote is required, in which case, such express provision shall govern and control the decision of such question.

         Section 8. Proxies. At all meetings of shareholders, a shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

         Section 9. Voting of Shares. Subject to the provisions of Section 10 of this Article II, each outstanding share, regardless of class, shall be entitled to one vote upon each matter submitted to vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Restated and Amended Articles of Incorporation, as amended from time to time.

         Section 10. Voting of Shares by Certain Holders. Neither treasury shares nor, unless the Restated and Amended Articles of Incorporation otherwise provide, shares held by another corporation if a majority of the shares entitled to vote for the election of directors of such other corporation is held by this corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time. Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the By-Laws of such corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such corporation may determine. Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by the receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed. A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred. Shares of its own stock belonging to this corporation shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding shares at any time, but shares of its own stock held by it in a fiduciary capacity may be voted and shall be counted in determining the total number of outstanding shares at any given time.

         Section 11. Informal Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if one or more consents in writing, setting forth the action so taken, shall be signed by the holders of not less than ninety percent in amount of all the issued and outstanding shares of the entire capital stock of the corporation entitled to vote with respect to the subject matter thereof at such a meeting and are delivered to the Secretary of the corporation for inclusion in the minutes or filing with the corporate records. A written consent shall bear the date of signature of each shareholder who signs the consent and no written consent shall be effective to take the corporate action referred to in the consent unless, within sixty days of the earliest dated consent delivered in the manner required by this Section to the corporation, written consents signed by a sufficient number of holders to take the action are delivered to the corporation.

         Section 12. Inspectors. At any meeting of shareholders, the chairman of the meeting may, or upon the request of any shareholder, shall appoint one or more persons as inspectors for such meeting. Such inspectors shall ascertain and report the number of shares represented at the meeting, based upon their determination of the validity and effect of proxies; count all votes and report the results; and do such other acts as are proper to conduct the election and voting with impartiality and fairness to all the shareholders. Each report of an inspector shall be in writing and signed by him or by a majority of them if there be more than one inspector acting at such meeting. If there is more than one inspector, the report of a majority shall be the report of the inspectors. The report of the inspector or inspectors on the number of shares represented at the meeting and the results of the voting shall be prima facie evidence thereof.

         Section 13. Voting by Ballot. Voting by shareholders on any question or in any election may be viva voce unless the presiding officer shall order or any shareholder shall demand that voting be by ballot.


                                   ARTICLE III

                               BOARD OF DIRECTORS

         Section 1. Powers. The Board of Directors may, except as otherwise required by law or by the Restated and Amended Articles of Incorporation, exercise all such powers and do all such acts and things as may be exercised or done by the corporation, including, without limiting the generality of the foregoing, the unqualified power:

                  (1) To declare dividends from time to time in accordance with law;

                  (2) To purchase or otherwise acquire any property, rights or privileges on such terms as it shall determine;

                  (3) To authorize the creation, making and issuance, in such form as it may determine, of written obligations of every kind, negotiable or non-negotiable, secured or unsecured, and to do all things necessary in connection therewith;

                  (4) To remove any officer of the corporation with or without cause, and from time to time to devolve the powers and duties of any officer upon any other person for the time being;

                  (5) To confer upon any officer of the corporation the power to appoint, remove and suspend subordinate officers and agents;

                  (6) To adopt from time to time such stock, option, stock purchase, bonus or other compensation plans for directors, officers and agents of the corporation and its subsidiaries as it may determine;

                  (7) To adopt from time to time such insurance, retirement, and
         other  benefit  plans  for  directors,   officers  and  agents  of  the
         corporation and its subsidiaries as it may determine; and

                  (8) To adopt from time to time regulations, not inconsistent with these By-Laws, for the management of the corporation's business and affairs.

         Section 2. Number, Tenure and Qualifications. The Board of Directors of the Corporation shall consist of not more than nine (9) members nor less than four (4) members. At each annual meeting the shareholders shall elect directors to hold office until the next succeeding annual meeting, and each director shall hold office for the term for which he is elected, and until his successor shall have been elected and qualified. The Board of Directors may, upon a majority vote of its members, increase or decrease the number of directors within the limits set up forth above. Vacancies in the board of directors or new directorships created by an increase in the number of directors may be filled by election by a majority of the remaining members of the board of directors, no less than a quorum, and the person filling such vacancy or newly-created directorship shall serve out the remainder of the term of the vacated directorship or, in the case of a new directorship, the term designated for the particular director. The directors need not be residents of the State of Iowa or shareholders of the Corporation.

         Section 3. Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this By-Law immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Iowa, for the holding of additional regular meetings without other notice than such resolution.

         Section 4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chief Executive Officer, Chief Operating Officer, the President or any two Directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Iowa, as the place for holding any special meeting of the Board of Directors called by him or them.

         Section 5. Notice. Notice of any special meeting of the Board of Directors shall be given at least twenty-four hours previously thereto by telephone or by telegram. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any Director may waive notice of any meeting. The attendance of a Director at a meeting shall constitute a waiver of notice of such meeting, except where a Director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

         Section 6. Quorum. A majority of the number of the duly elected and qualified Directors shall constitute a quorum for the transaction of business; provided, that if less than a majority of such number of Directors are present at said meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice.

         Section 7. Manner of Action. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute, the Restated and Amended Articles of Incorporation or these ByLaws. Members of the Board of Directors or any committee designated by such Board, may participate in a meeting of such Board or committee by conference telephone or similar communications equipment by means of which all persons attending the meeting can hear each other, and participation in the meeting pursuant to this provision shall constitute presence in person at such meeting.

     Section 8. Compensation. The Board of Directors, by the affirmative vote of a majority of Directors then in office, and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the corporation as Directors, officers or otherwise. By resolution of the

Board of Directors, the Directors may be paid their expenses, if any, of attendance at each meeting of the Board. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefore. Members of special or standing committees may be allowed like compensation for attending committee meetings.

         Section 9. Presumption of Assent. A Director of the corporation who is present at the meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall forward such dissent by registered or certified mail to the Secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

         Section 10. Informal Action by Directors. Unless specifically prohibited by statute, the Restated and Amended Articles of Incorporation or these By-Laws, any action required to be taken at a meeting of the Directors, or any other action which may be taken at a meeting of the Directors or of a committee of Directors, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Directors or all of the members of the committee of Directors, as the case may be, entitled to vote with respect to the subject matter thereof, and filed with the minutes of proceedings of the Board of Directors or committee as the case may be. Any such consent signed by all the Directors or all the members of such committee shall have the same effect as a unanimous vote, and may be stated as such in any document filed with the Secretary of State, or issued for any other reason.

         Section 11.  Committees  of  Directors.  In  addition  to an  Executive
Committee, an Audit Committee, a Nominating Committee and a Compensation Committee, the Board of Directors may, by resolution adopted by a majority of the whole Board of Directors, designate from among its members one or more other committees, each committee to consist of two or more of the Directors of the corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

     Section 12. Committee Minutes. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.


                                   ARTICLE IV

                                    OFFICERS

         Section 1. Number. The officers of the corporation shall be a Chief Executive Officer, Chief Operating Officer, President, one or more Vice Presidents, a Secretary and a Treasurer, each of whom shall be elected by the Board of Directors. Such other officers, assistant officers and acting officers as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person except that the offices of President and Secretary shall not be held by the same person.

         Section 2. Election and Term of Office. The officers of the corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Vacancies may be filled or new offices created and filled at any meeting of the Board of Directors. Each officer shall hold office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. Election or appointment of an officer or agent shall not of itself create contract rights.

         Section 3. Other Officers. The Board of Directors may appoint such officers and agents, including a Chairman of the Board, as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

         Section 4. Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by the affirmative vote of a majority of the Board of Directors at any meeting whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

     Section  5.   Vacancies.   A  vacancy  in  any  office  because  of  death,
resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

         Section 6. The Chief Executive Officer. The Board of Directors may elect a Chief Executive Officer who, in the event of such election, shall be the principal executive officer of the corporation and, subject to the general powers of the Board of Directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the shareholders and of the Board of Directors. He may sign, with the Secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these ByLaws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed, and, shall in general perform all duties incident to the office of the Chief Executive Officer and such other duties as may be prescribed by the By-laws or by the Board of Directors from time to time.

         Section 7. The Chief Operating Officer. The Board of Directors may elect a Chief Operating Officer who, in the event of such election and in the absence of the Chief Executive Officer or in the event of his death, inability or refusal to act, shall perform the duties of the Chief Executive Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer; and in addition thereto, shall perform such other duties as may be assigned to him by the Chief Executive Officer or by the Board of Directors or prescribed by the By-Laws.

         Section 8. The President. In the absence of the Chief Executive Officer and Chief Operating Officer, the President shall be the principal executive officer of the corporation and, subject to the general powers of the Board of Directors, shall in general supervise and control all of the business and affairs of the corporation to the same extent as that permitted by the Chief Executive Officer under Section 6 of this Article IV.

         Section 9. The Secretary. The Secretary shall: (a) attend all meetings of the Board of Directors and all meetings of the shareholders and keep the minutes of the shareholders' and of the Board of Directors' meetings in one or more books provided for that purpose, and shall perform like duties for the standing committees when required; (b) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; (c) be custodian of the corporate records; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) have general charge of the stock transfer books of the corporation; (f) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the President or by the Board of Directors; and (g) have custody of the corporate seal of the corporation, if any, and have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature. The Board of Directors may give general authority to any other officer to affix the seal of the corporation, if any, and to attest the affixing by his signature.

         Section 10. The Treasurer. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors shall determine. He shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article V of these By-Laws; (b) disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements; (c) keep full and accurate accounts of receipts and disbursements in books belonging to the corporation; (d) render to the Chief Executive Officer, Chief Operating Officer or the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of his transactions as Treasurer and the financial condition of corporation; and (e) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Chief Executive Officer, Chief Operating Officer or the President or by the Board of Directors.

         Section 11. The Vice President. In the absence of the Chief Executive Officer, Chief Operating Officer and President, or in the event of their death, inability or refusal to act, the Vice President (or in the event there be more than one Vice President, the Vice President in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President; and in addition thereto, shall perform such other duties as may be assigned to him by the President or by the Board of Directors or prescribed by the By-Laws.

         Section 12. Other Assistants and Acting Officers. The Board of Directors shall have the power to appoint any person to act as assistant to any officer, or to perform the duties of such officer whenever for any reason it is impracticable for such officer to act personally, and such assistant or acting officer so appointed by the Board of Directors shall have the power to perform all the duties of the office to which he is so appointed to be assistant, or as to which he is so appointed to act, except as such power may be otherwise defined or restricted by the Board of Directors.

         Section 13. Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the corporation.


                                    ARTICLE V

                     WRITTEN INSTRUMENTS, LOANS AND DEPOSITS


     Section 1. Written Instruments. Subject always to the specific directions of the Board of Directors, all deeds and mortgages made by the corporation to which the corporation shall be a party shall be executed in its name by the Chief Executive Officer, Chief Operating Officer or the President or the Vice President and attested by the Secretary. All other written contracts and agreements to which the corporation shall be a party shall be executed in its name by the Chief Executive Officer, Chief Operating Officer or the President or such other officer as may be designated by the Board of Directors and attested by the Secretary.

     Section 2. Loans. No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

         Section 3. Checks, Drafts, etc. All checks, drafts, other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or offices, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

         Section 4. Deposits. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select.


                                   ARTICLE VI

                   CERTIFICATES FOR SHARES AND THEIR TRANSFER


         Section 1. Certificates for Shares. Every holder of shares of the corporation shall be entitled to have a certificate representing shares of the corporation. Subject to the provisions of the Iowa Business Corporation Act, certificates representing shares of the corporation shall be in such form as may be determined by the Board of Directors. Such certificates shall be signed by the Chief Executive Officer, Chief Operating Officer, President or a Vice President and the Secretary or an Assistant Secretary of the corporation and shall be sealed with the seal of the corporation or a facsimile thereof. The signatures of the Chief Executive Officer, Chief Operating Officer, President or Vice President and the Secretary or Assistant Secretary upon a certificate may be facsimiles. If the certificate is countersigned by a transfer agent, or registered by a registrar, the signatures of the person signing for such transfer agent or registrar also may be facsimiles. In case any officer or other authorized person who has signed or whose facsimile signature has been placed upon such certificate for the corporation shall have ceased to be such officer or employee or agent before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer or employee or agent at the date of its issue. All certificates for shares shall be consecutively numbered or otherwise identified. The name of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the books of the corporation. All certificates surrendered to the corporation for transfer shall be cancelled, and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in the case of a lost, destroyed, or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the corporation as the Board of Directors may prescribe.

         Section 2. Transfers of Shares. Subject to the rights conferred by Chapter 554 of the Code of Iowa, as amended, transfers of shares of the corporation shall be made only on the books of the corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation, and only on surrender for cancellation of the certificate for such shares. Except as otherwise provided by law, the person in whose name shares stand on the books of the corporation shall be deemed the owner thereof for all purposes as regards the corporation.

         Section 3. Registered Shareholder. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to, or interest in, such shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

         Section 4. Stock Regulations. The Board of Directors shall have the power and authority to make all such further rules and regulations not inconsistent with the statutes of the State of Iowa as they may deem expedient concerning the issue, transfer, and registration of certificates representing shares of the corporation.

                                   ARTICLE VII

                                   FISCAL YEAR

      The fiscal year of the corporation shall begin on the 1st day of May and end on the 30th day of April in each year.


                                  ARTICLE VIII

                                    DIVIDENDS


         The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by its Articles of Incorporation and the Iowa Business Corporation Act.


                                   ARTICLE IX

                                      SEAL

     The corporation shall have a corporate seal which shall be in the form of a circle and which shall have inscribed thereon the name of the corporation and the words Corporate Seal, Iowa.

                                    ARTICLE X

                    DIRECTORS' CONTRACTS AND INDEMNIFICATION


         Section 1. Transactions Concerning Directors. No contract or other transaction between the corporation and any other corporation shall be affected or invalidated by the fact that any one or more of the Directors of this corporation is or are interested in, or is a director or officer, or are directors or officers of such other corporation, and any Director or Directors, individually or jointly, may be a party or parties to or may be interested in any contract or transaction of this corporation or in which this corporation is interested; and no contract, act or transaction of this corporation with any person or persons, firm or association, shall be affected or invalidated by the fact that any Director or Directors of this corporation is a party, or are parties to, or interested in, such contract, act, or transaction, or in any way connected with such person or persons, firm or association. Each and every person who may become a Director of this corporation is hereby relieved from any liability that might otherwise exist from contracting with the corporation for the benefit of himself or any firm or corporation in which he may be in any way interested.

         Sections 2 through 8.  Reserved.


                                   ARTICLE XI

                      VOTING OF SHARES OWNED BY CORPORATION

      Subject always to the specific directions of the Board of Directors, any share or shares of stock issued by any other corporation and owned or controlled by the corporation may be voted at any shareholder's meeting of such other corporation by the Chief Executive Officer, Chief Operating Officer or President of the corporation if he be present, or in his absence by the Vice President of the corporation who may be present. Whenever, in the judgment of the Chief Executive Officer, Chief Operating Officer or President, or in his absence, of the Vice President, it is desirable for the corporation to execute a proxy or give a shareholders' consent in respect to any share or shares of stock issued by any other corporation and owned by the corporation, such proxy or consent shall be executed in the name of the corporation by the Chief Executive Officer, Chief Operating Officer, President or the Vice President of the corporation and shall be attested by the Secretary of the corporation without necessity of any authorization by the Board of Directors. Any person or persons designated in the manner above stated as the proxy or proxies of the corporation shall have full right, power and authority to vote the share or shares of stock issued by such other corporation and owned by the corporation the same as such share or shares might be voted by the corporation.


                                   ARTICLE XII

                                WAIVER OF NOTICE

        Whenever any notice is required to be given to any shareholder or Director of the corporation under the provisions of the Restated and Amended Articles of Incorporation, these By-Laws or the Iowa Business Corporation

Act, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                  ARTICLE XIII

                               EXECUTIVE COMMITTEE

         Section 1. Appointment. The Board of Directors, by resolution adopted by a majority of the full board, shall designate two or more of its members to constitute an Executive Committee. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

         Section 2. Authority. The Executive Committee, when the Board of Directors is not in session, shall have and may exercise all of the authority of the Board of Directors except to the extent, if any, that such authority shall be limited by the resolution appointing the Executive Committee and except also that the Executive Committee shall not have the authority of the Board of Directors in reference to amending the Articles of Incorporation, adopting a plan of merger or consolidation, recommending to the shareholders the sale, lease or other disposition of all or substantially all of the property and assets of the corporation otherwise than in the usual and regular course of its business, recommending to the shareholders a voluntary dissolution of the corporation or a revocation thereof, or amending the By-Laws of the corporation.

         Section 3. Tenure and Qualifications. Each member of the Executive Committee shall hold office until the next regular annual meeting of the Board of Directors following his designation and until his successor is designated as a member of the Executive Committee and is elected and qualified.

         Section 4. Meeting. Regular meetings of the Executive Committee may be held without notice at such time and places as the Executive Committee may fix from time to time by resolution. Special meetings of the Executive Committee may be called by any member thereof upon not less than two day's notice stating the place, date and hour of the meeting, which notice may be written or oral, and if mailed, shall be deemed to be delivered when deposited in the United States mail addressed to the member of the Executive Committee at his business address. Any member of the Executive Committee may waive notice of any meeting and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the Executive Committee need not state the business proposed to be transacted at the meeting.

         Section 5. Quorum. A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business at any meeting thereof and action of the Executive Committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present.

         Section 6. Action without a Meeting. Any action that may be taken by the Executive Committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed before such action by all of the members of the Executive Committee.

         Section 7.  Vacancies.  Any vacancy in the Executive
Committee may be filled by a resolution adopted by a majority of the full Board of Directors.

         Section 8. Resignation and Removal. Any member of the Executive Committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board of Directors. Any member of the Executive Committee may resign from the Executive Committee at any time by giving written notice to the Chief Executive Officer, Chief Operating Officer, President or Secretary of the corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 9. Procedure. The Executive Committee shall elect a presiding officer from its members and may fix its own rules or procedure which shall not be inconsistent with these By-Laws.


                                   ARTICLE XIV

                                 AUDIT COMMITTEE

     Section 1. Appointment. There shall exist a standing Audit Committee composed of not fewer than three Directors of the corporation at least two of whom are neither officers nor employees of the corporation. The members of the Audit Committee shall be designated by resolution passed by a majority of the whole Board. The Board may designate one or more qualifying Directors as alternate members of the Audit Committee, who may replace any absent or disqualified members at any meeting of the committee. In the absence of any member of the Audit Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a majority, may unanimously appoint another qualifying member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member not replaced by an alternate member designated by the whole Board.

         Section 2. Meeting. The Audit Committee shall meet on at least two occasions each fiscal year, as specified in Section 3, below, and on such other occasions as the members of the committee may deem appropriate and desirable.

         Section 3. Authority. The Audit Committee shall meet each year prior to the initiation of the annual audit and again following completion of the investigatory work of the corporation's independent auditors. At the former meeting, the committee shall review the proper scope of the audit to be performed by the corporation's independent auditors and the audit-related expenses to be incurred by the corporation. At the latter meeting, the committee shall: (1) review with the independent auditor its report or opinion, any recommendations it may have for improving internal accounting controls, management systems, or choice of accounting principles, and its perception of the adequacy of the corporation's financial and accounting personnel and the cooperation it received from them during the audit; and (2) adopt a resolution recommending to the Board of Directors the accounting firm to be selected by the board as the independent auditor of the corporation. Moreover, the committee shall, at such times and under such circumstances as it may deem appropriate:
(1) recommend that the Board of Directors discharge the firm acting as the corporation's independent auditor; (2) review the engagement of the independent auditor, including the audit fees; (3) review and approve the auditor's performance of non-audit fees and the fees for such services; (4) evaluate the independence of the independent auditor, taking into account the relationship of audit to non-audit fees and other pertinent matters; (5) review with the corporation's financial and accounting staff compliance with, and the need for any changes in, the corporation's policies and procedures with respect to internal accounting, auditing and financial controls; (6) evaluate the degree of implementation of any adopted recommendations of the independent auditor; (7) review any significant business transactions which are not a normal part of the corporation's business, any change in accounting practices and all significant adjustments in the corporation's financial statements; and (8) perform such other functions, in keeping with the purposes and authorization of the committee, as the committee may deem necessary and appropriate to the accomplishment of its designated objectives. The Audit Committee, to the extent provided in this by-law, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers that may require it.

     Section 4. Minutes. The Audit Committee shall keep regular minutes of its meetings and shall report the same to the Board of Directors when required.

         Section 5. Directors. Each individual Director of the corporation, as well as the Board as a whole, shall continue to exercise due diligence to assure that the financial statements of the corporation fairly and accurately present the results of the operation and financial position of the corporation and that the corporation's financial operations are conducted in accordance with all applicable laws and regulations, the corporation's policies and the regular and accepted principals of accounting. The existence and functioning of the Audit Committee shall effect no derogation of this duty.


                                   ARTICLE XV

                              NOMINATING COMMITTEE


         Section 1. Appointment. The Board of Directors, by resolution adopted by a majority of the full Board, shall designate two or more of its members to constitute a Nominating Committee. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

         Section 2. Authority. The Nominating Committee shall, at such times and under such circumstances as it may deem appropriate: (1) establish criteria and procedures for the election of Directors; (2) review the qualifications of and, when it deems appropriate, interview candidates proposed for nomination as Directors; (3) recommend to the Board of Directors not less than sixty (60) days prior to the Annual Meeting of shareholders Directors to be elected at such meeting; and (4) perform such other duties in connection with the election or termination of Directors as the Board of Directors may request.

         Section 3. Shareholder Nomination of Director Candidates. Nominations for the election of Directors may be made by the Nominating Committee appointed by the Board of Directors or by any shareholder entitled to vote in the election of Directors generally. However, any shareholder entitled to vote in the election of Directors generally may nominate one or more persons for election as Directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States registered or certified mail, postage prepaid, return receipt requested, received by the Secretary of the corporation not later than
(i) with respect to an election to be held at an Annual Meeting of shareholders, at least thirty (30) days, but not more than ninety (90) days, prior to the anniversary date of the record date set for the immediately preceding Annual Meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of Directors, the close of business on the seventh (7) day following the date on which notice of such meeting is first given to shareholders. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of Common Stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a Director of the corporation if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

     Section 4. Tenure and Qualifications. Each member of the Nominating Committee shall hold office until the next regular Annual Meeting of the Board of Directors following his designation and until his successor is designated as a member of the Nominating Committee and is elected and qualified.

         Section 5. Meetings. Regular meetings of the Nominating Committee may be held without notice at such time and places as the Nominating Committee may fix from time to time by resolution. Special meetings of the Nominating
Committee may be called by any member thereof upon not less than two day's notice stating the place, date and hour of the meeting, which notice may be written or oral, and if mailed, shall be deemed to be delivered when deposited in the United States mail addressed to the member of the Nominating Committee at his business address. Any member of the Nominating Committee may waive notice of any meeting and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the Nominating Committee need not state the business proposed to be transacted at the meeting.

         Section  6.  Quorum.  A  majority  of the  members  of  the  Nominating
Committee shall constitute a quorum for the transaction of business at any meeting thereof and action of the Nominating Committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present.

         Section 7. Action Without a Meeting. Any action that may be taken by the Nominating Committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed before such action by all of the members of the Nominating Committee.

     Section 8. Vacancies. Any vacancy in the Nominating Committee may be filled by a resolution adopted by a majority of the full Board of Directors.

         Section 9. Resignations and Removal. Any member of the Nominating Committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board of Directors. Any member of the Nominating Committee may resign from the Nominating Committee at any time by giving written notice to the Chief Executive Officer, Chief Operating Officer, President or Secretary of the corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 10. Procedure and Minutes. The Nominating Committee shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these By-Laws. The Nominating Committee shall keep regular minutes of its meetings and shall report the same to the Board of Directors when required.


                                   ARTICLE XVI

                             COMPENSATION COMMITTEE


         Section 1. Appointment. The Board of Directors, by resolution adopted by a majority of the full Board, shall designate two or more of its members to constitute a Compensation Committee. The designation of such committee and the delegation thereto of authorities shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

         Section 2. Authority. The Compensation Committee shall meet each year at least once, not less than 30 nor more than 60 days before the Annual Meeting of the Board of Directors, and at such other times and under such circumstances as it may deem appropriate: (1) to review management's evaluation of the performance of the executive officers of the Company and their compensation arrangements; and (2) to recommend to the Board of Directors the compensation levels, salaries and bonuses of the Company's executive officers for the
following  year.  The   Compensation   Committee  also  shall  review  and  make
recommendations to the Board of Directors regarding the compensation arrangements of the Company's outside directors and with respect to employee benefit programs and bonus or other benefit plans affecting executive officers and directors.

         Section 3. Tenure and Qualifications. Each member of the Compensation Committee shall hold office until the next regular Annual Meeting of the Board of Directors following his designation and until his successor is designated as a member of the Compensation Committee and is elected and qualified.

         Section 4. Meetings. Regular meetings of the Compensation Committee may be held without notice at such time and places as the Compensation Committee may fix from time to time by resolution. Special meetings of the Compensation Committee may be called by any member thereof upon not less than two day's notice stating the place, date and hour of the meeting, which notice may be written or oral, and if mailed, shall be deemed to be delivered when deposited in the United States mail addressed to the member of the Compensation Committee at his business address. Any member of the Compensation Committee may waive notice of any meeting and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the Compensation Committee need not state the business proposed to be transacted at the meeting.

         Section 5. Quorum. A majority of the members of the Compensation Committee shall constitute a quorum for the transaction of business at any meeting thereof and action of the Compensation Committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present.

         Section 6. Action Without a Meeting. Any action that may be taken by the Compensation Committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed before such action by all of the members of the Compensation Committee.

     Section 7. Vacancies. Any vacancy in the Compensation Committee may be filled by a resolution adopted by a majority of the full Board of Directors.

         Section 8. Resignations and Removal. Any member of the Compensation Committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board of Directors. Any member of the Compensation Committee may resign from the Compensation Committee at any time by giving written notice to the Chief Executive Officer, Chief Operating Officer, President or Secretary of the corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

         Section 9. Procedure and Minutes. The Compensation Committee shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these By-Laws. The Compensation Committee shall keep regular minutes of its meetings and shall report the same to the Board of Directors when required.


                                  ARTICLE XVII

                                   AMENDMENTS

         These By-Laws may be altered, amended or repealed, and new By-Laws may be adopted, at any regular or special meeting of the Board of Directors of the corporation by a majority vote of the Directors present at the meeting.

                                     * * * *

         The foregoing are the Amended and Restated By-Laws of Casey's General Stores, Inc., duly amended and restated as of December 4, 1995.

                                                                    Exhibit 11


                          CASEY'S GENERAL STORES, INC.
                        Computation of Per Share Earnings


                                                        Three Months Ended
                                                              July 31,
                                                        1996         1995

  Weighted average number of
    common and common equivalent
    shares:
      Weighted average number
        of shares outstanding                         26,225,206    26,009,989
      Shares applicable to
        stock options                                     68,218        64,990
                                                      ----------    ----------

                                                      26,293,424    26,074,979

  Net income                                         $ 8,870,702     7,912,480
                                                      ==========    ==========

  Earnings per common and
    common equivalent share                          $       .34           .30
                                                      ==========    ==========
