Form 10-Q
period 1996-10-31
CASEYS GENERAL STORES INC
filed 1996-12-13
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended October 31, 1996

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

   Common Stock, No Par Value                                26,225,206 shares
          (Class)                           (Outstanding at December 9, 1996)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                        Page

PART I - FINANCIAL INFORMATION

       Item 1.           Consolidated Financial Statements.

                  Consolidated condensed balance sheets -
                  October 31, 1996 and April 30, 1996                        3

                  Consolidated condensed statements of
                  income - three and six months ended
                  October 31, 1996 and 1995                                  5

                  Consolidated condensed statements of
                  cash flows - six months ended
                  October 31, 1996 and 1995                                  6

                  Notes to consolidated condensed
                  financial statements                                       7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                       8


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                               13


         Item 4.           Submission of Matters to a Vote of
                           Security Holders.                                14

         Item 6.           Exhibits and Reports on Form 8-K.                14



SIGNATURE                                                                   16

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                                     October 31,      April 30,
                                                        1996            1996

         ASSETS
Current assets:
         Cash and cash equivalents ............     $  5,306,349      12,673,855
         Short-term investments ...............       15,478,189      13,953,926
         Receivables ..........................        3,535,539       2,679,967
         Inventories ..........................       36,707,342      32,437,323
         Prepaid expenses .....................        5,386,245       8,266,308
                                                    ------------     -----------

                  Total current assets ........       66,413,664      70,011,379
                                                    ------------     -----------

Long-term investments .........................        4,314,992       5,153,169

Other assets ..................................        1,301,658       1,356,643

Property and equipment, net of
  accumulated depreciation
  October 31, 1996, $145,066,164
  April 30, 1996, $132,609,514 ................      353,768,900     328,313,767
                                                    ------------     -----------

                                                    $425,799,214     404,834,958
                                                    ============     ===========












See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)



         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable ......................      $ 19,975,000       21,025,000
         Current maturities of
           long-term debt ...................         8,611,650        8,679,217
         Accounts payable ...................        39,169,228       36,190,236
         Accrued expenses ...................        17,489,443       17,032,275
         Income taxes payable ...............         2,154,000          ---
                                                   ------------      -----------

           Total current liabilities ........        87,399,321       82,926,728
                                                   ------------      -----------

Long-term debt, net of
  current maturities ........................        77,036,660       81,249,264
                                                   ------------      -----------

Deferred income taxes .......................        36,791,000       32,791,000
                                                   ------------      -----------

Deferred compensation .......................         1,897,018        1,693,288
                                                   ------------      -----------

Shareholders' equity
  Preferred stock, no par value .............           ---              ---
  Common Stock, no par value ................        63,592,717       63,556,842
  Retained earnings .........................       159,082,498      142,617,836
                                                   ------------      -----------

Total shareholders' equity ..................       222,675,215      206,174,678
                                                   ------------      -----------

                                                   $425,799,214      404,834,958
                                                   ============      ===========










See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                               Three Months Ended           Six Months Ended
                                  October  31,                October 31,
                             1996           1995           1996         1995

Net sales .............   $286,291,027   243,235,120   573,198,976   496,231,874
Franchise revenue .....      1,379,406     1,400,148     2,836,808     2,854,755
                          ------------   -----------   -----------   -----------

                           287,670,433   244,635,268   576,035,784   499,086,629
                          ------------   -----------   -----------   -----------

Cost of goods sold ....    226,565,820   187,822,781   455,370,742   387,355,727
Operating expenses ....     38,825,230    35,443,127    76,246,543    70,241,120
Depreciation and
  amortization ........      6,633,423     6,115,652    13,008,293    11,967,937
Interest, net .........      1,340,825     1,113,578     2,854,369     2,671,235
                          ------------   -----------   -----------   -----------

                           273,365,298   230,495,138   547,479,947   472,236,019
                          ------------   -----------   -----------   -----------

Income before
  income taxes ........     14,305,135    14,140,130    28,555,837    26,850,610


Federal and state
  income taxes ........      5,400,000     5,338,000    10,780,000    10,136,000
                          ------------   -----------   -----------   -----------


   Net income .........   $  8,905,135     8,802,130    17,775,837    16,714,610
                          ============   ===========   ===========   ===========


Earnings per common
  and common
  equivalent share ....   $        .34           .34           .68           .64
                          ============   ===========   ===========   ===========



Weighted average number
  of common and common
  equivalent shares
  outstanding .........     26,284,041    26,241,608    26,289,058    26,209,617
                          ============   ===========   ===========   ===========





See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                             Six Months Ended
                                                                                          October 31,
                                                          1996            1995
                                                        -----------     -------

Cash flows from operations:
  Net income ................................     $ 17,775,837       16,714,610
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization .........       13,008,293       11,967,937
      Deferred income taxes .................        4,000,000        1,000,000
      Changes in assets and liabilities:
        Receivables .........................         (855,572)         530,895
        Inventories .........................       (4,270,019)      (2,973,055)
        Prepaid expenses ....................        2,880,063         (389,328)
        Accounts payable ....................        2,978,992       (1,261,121)
        Accrued expenses ....................          457,168          609,396
            Income taxes payable ............        2,154,000          579,000
      Other, net ............................          401,062           52,602
                                                  ------------      -----------
Net cash provided by operations .............       38,529,824       26,830,936
                                                  ------------      -----------


Cash flows from investing:
  Purchase of property and equipment ........      (38,669,389)     (36,527,736)
  Purchase of investments ...................       (7,514,604)      (3,346,400)
  Sale of investments .......................        6,892,134        3,447,134
                                                  ------------      -----------
Net cash used in investing activities .......      (39,291,859)     (36,427,002)
                                                  ------------      -----------


Cash flows from financing:
  Payments of long-term debt ................       (4,280,171)      (4,239,199)
  Net activity of short-term debt ...........       (1,050,000)      15,050,000
  Proceeds from exercise of stock
    options .................................           35,875        1,307,781
  Payment of cash dividends .................       (1,311,175)      (1,172,105)
                                                  ------------      -----------
Net cash (used in) provided by
  financing activities ......................       (6,605,471)      10,946,477
                                                  ------------      -----------
Net (decrease) increase in cash and cash
  equivalents ...............................       (7,367,506)       1,350,411
Cash and cash equivalents at
  beginning of the year .....................       12,673,855        5,477,784
                                                  ------------      -----------
Cash and cash equivalents at
  end of the quarter ........................     $  5,306,349        6,828,195
                                                  ============      ===========


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

2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1996, and the results of operations for the six and three months ended October 31, 1996 and 1995, and changes in cash flows for the six months ended October 31, 1996 and 1995. 3. Sales generally are strongest during the Company's first quarter (May-July) and weakest during its fourth quarter (February-April). In the warmer months customers tend to purchase greater quantities of gasoline and certain convenience items, such as beer, soft drinks and ice. Difficult weather conditions in any quarter, however, may affect sales of Company stores in specific regions and have an adverse impact on net income for that period.

4. Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market (such as that experienced in fiscal 1991 as a result of the Persian Gulf crisis) and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on the Company's earnings. 5. Recent congressional action to increase the federal minimum wage may have a significant impact on the Company's operating results, particularly in the near term, to the extent the forthcoming increases in labor expenses cannot be passed along to customers through price increases. Although the Company has in the past been able to, and will continue to attempt to, pass along increases and operating costs through price increases, there can be no assurance that all of the expected increases in labor costs can be reflected in prices, or that price increases will be absorbed by customers without diminishing customer spending in Company stores.


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

         Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 1996, the Company's ratio of current assets to current liabilities was .76 to 1. The ratio at October 31, 1995 and April 30, 1996, was .54 to 1 and .84 to 1, respectively. Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

         Net cash provided by operations increased $11,698,888 (43.6%) in the six months ended October 31, 1996 from the comparable period in the prior year, primarily as a result of a decrease in prepaid expenses and an increase in accounts payable and income taxes payable. Cash flows from investing and financing in the six months ended October 31, 1996 decreased, primarily as a result of increased capital expenditures and a reduction of short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

         Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 1997, the Company expended $38,669,389 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $36,527,736 for the comparable period in the prior year. The Company anticipates expending approximately $65,000,000 in fiscal 1997 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes") and the 7.38% Senior Notes due December 28, 2020 (the 7.38% Notes").

         As of October 31, 1996, the Company had long-term debt of $77,036,660, consisting of $21,750,000 in principal amount of 7.70% Notes, $30,000,000 in principal amount of 7.38% Notes, $12,648,943 of mortgage notes payable, $6,781,250 of unsecured notes payable and $5,856,467 of capital lease obligations.

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

         Interest on the 7.38% Notes is payable semi-annually on the 28th day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Notes in whole or in part at any time in an amount not less than $1,000,000 or integral multiples of $100,000 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and Principal Mutual Life Insurance Company, as the purchaser of the 7.38% Notes.

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

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,767 USTs, of which 1,401 are fiberglass and 366 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1996 and 1995, the Company spent approximately $718,000 and $2,137,000, respectively, for assessments and remediation. During the six months ended October 31, 1996, the Company expended approximately $351,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 1996, approximately $4,000,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at October 31, 1996 of approximately $2,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

         Three Months Ended October 31, 1996 Compared to Three
Months Ended October 31, 1995

         Net sales for the second quarter of fiscal 1997 increased by $43,055,907 (17.7%) over the comparable period in fiscal 1996. Retail gasoline sales increased by $30,472,955 (23.1%) as the number of gallons sold increased by 13,247,104 (10.6%) while the average retail price per gallon increased 11.3%. During this same period, retail sales of grocery and general merchandise increased by $10,998,178 (12.0%) due to the addition of 68 new Company Stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 79.1% for the second quarter of fiscal 1997, compared to 77.2% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (8.2%) during the second quarter of fiscal 1997 from the second quarter of the prior year (11.5%) due to the increase in wholesale gasoline costs during the quarter. The gross profit margin per gallon also decreased (to $.0958) in the second quarter of fiscal 1997 from the comparable period in the prior year ($.1211). These factors were partially offset by an increase in gross profits on retail sales of grocery and general merchandise (to 42.2%) from the comparable period in the prior year (41.4%).

         Operating expenses as a percentage of net sales were 13.6% for the second quarter of fiscal 1997 compared to 14.6% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold (11.3%).

         Net income increased by $103,005 (1.2%). The slight increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years.

         Six Months Ended October 31, 1996 Compared to Six Months
         Ended October 31, 1995

         Net sales for the first six months of fiscal 1997 increased by $76,967,102 (15.5%) over the comparable period in fiscal 1996. Retail gasoline sales increased by $52,693,005 (19.4%) as the number of gallons sold increased by 24,413,692 (9.8%) and the average retail price per gallon increased 8.8%. During this same period, retail sales of grocery and general merchandise increased by $21,663,147 (11.7%) due to the addition of 68 new Company stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 79.4% for the first six months of fiscal 1997 compared to 78.1% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (8.6%) during the first six months of fiscal 1997 from the comparable period in the prior year (10.8%) due to the increase in wholesale gasoline costs during the period. The gross profit margin per gallon also decreased in the first six months of fiscal 1997 (to $.1017) from the comparable period in the prior year ($.1174). However, gross profits on retail sales of grocery and general merchandise increased (to 40.5%) from the comparable period in the prior year (40.1%).

         Operating expenses as a percentage of net sales were 13.3% for the first six months of fiscal 1997 compared to 14.2% during the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasolilne sold (8.8%).

         Net income increased by $1,061,227 (6.3%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation at least three years.



                              PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.

         The Company from time to time is a party to legal proceedings arising from the conduct of its business operations, including proceedings relating to
personal   injury  and   employment   claims,   environmental   remediation
activities or contamination-related claims, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such proceedings pending as of the date of this Form 10-Q is material in the aggregate.

Item 4.           Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of shareholders held on September 20, 1996, eight directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

         The votes cast or withheld for each nominee were as follows:

                                                        For           Withheld

Donald F. Lamberti ........................          23,612,452       610,691
Ronald M. Lamb ............................          23,605,204       617,939
Douglas K. Shull ..........................          23,610,602       612,541
John G. Harmon ............................          23,608,082       615,061
John R. Fitzgibbon ........................          23,956,731       266,412
Patricia Clare Sullivan ...................          23,737,016       486,127
Kenneth H. Haynie .........................          23,224,160       998,983
John P. Taylor ............................          23,971,270       251,873


         With respect to the other proposal voted upon at the Annual Meeting, votes were cast as follows:

Proposal 2 - Amendment of Restated and Amended Articles of
Incorporation to Increase the Number of Authorized Shares of
Common Stock:

        For                        Against                Abstain

        18,245,515                 5,817,787              159,841

         Proposal 2 received the affirmative vote of a majority of the outstanding shares of Common Stock and was therefore approved.


Item 6.           Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

         Exhibit
         No.                         Description

         3.1(a) Restatement of the Restated and Amended Articles of Incorporation of Casey's General Stores, Inc.

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


                                      CASEY'S GENERAL STORES, INC.



Date:   December 12, 1996              By: /s/ Douglas K. Shull
                                           Douglas K. Shull, Treasurer
                                           (Authorized Officer and
                                            Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description


   3.1(a) Restatement of the Restated and Amended Articles of Incorporation of Casey's General Stores, Inc.

   11                               Statement regarding computation of
                                    per share earnings


   27                               Financial Data Schedule

                                                            EXHIBIT 3.1(a)


                                   RESTATEMENT


                                     OF THE


                              RESTATED AND AMENDED

                            ARTICLES OF INCORPORATION

                                       OF

                          CASEY'S GENERAL STORES, INC.


     Casey's General Stores, Inc., a corporation duly organized and existing under the Iowa Business Corporation Act, Chapter 490, Code of Iowa, 1995, as amended, does hereby restate its Restated and Amended Articles of Incorporation, as amended to date, pursuant to the provisions of said Act and all amendments thereto.
                                    ARTICLE I

     The name of the corporation shall be Casey's General Stores, Inc. Its principal place of business shall be in Polk County, Iowa.

                                   ARTICLE II

         The corporation's existence shall be perpetual.

                                   ARTICLE III

     The purpose which the corporation is authorized to pursue is and includes the transaction of any and all lawful businesses for which corporations may be incorporated under the Iowa Business Corporation Act.

                                   ARTICLE IV

     A. The aggregate amount of authorized capital stock of this Corporation shall be divided into two classes: (i) 120,000,000 shares, consisting of one class designated as Common, and having no par value and no pre-emptive rights, and (ii) 1,000,000 shares, consisting of one class designated as Serial Preferred having no par value. The preferences, voting rights, if any, limitations and relative rights of the Serial Preferred Stock are as follows:

     1. The holders of each series of the Serial Preferred Stock shall be entitled to receive dividends when and as declared by the Board of Directors at such rate or rates and on such dates as shall be fixed for each such series by resolution of the Board of Directors as hereafter provided before any dividends shall be paid or set apart for payment on the Common Stock. Such dividends on the shares of each such series shall be fully cumulative from the date of first original issue of the shares of each such series. Unless dividends at the rate fixed for each series of the Serial Preferred Stock shall have been declared and paid in full on the shares of each such series for all past dividend periods and any dividend period ending on the date of any payment, purchase, redemption or other acquisition hereinafter referred to, and unless the full amount of all mandatory redemption and sinking fund payments then required to be made on each series of the Serial Preferred Stock shall have been made in full, no dividends shall be declared or paid or set apart for payment upon any shares of the Common Stock and no purchase, redemption or other acquisition for value of any shares of the Common Stock shall be made. If the payment of full cumulative dividends with respect to the shares of any series of the Serial Preferred Stock shall be in arrears, the Corporation thereafter shall (so long as such arrearage continues), whenever it shall make any dividend payment with respect to the shares of any series of the Serial Preferred Stock, make such dividend payment to the holders of the shares of each series of the Serial Preferred Stock as to which there shall be an arrearage and to the holders of the shares of each series of the Serial Preferred Stock as to which a dividend is then payable, pro rata among each such series in proportion to the full amount of dividends in arrears or then payable on the shares of each such series of the Serial Preferred Stock. The holders of the Serial Preferred Stock shall have no rights to share in any dividend or distribution of the profits or assets of the Corporation, whether in the form of cash, stock dividend or otherwise, except to the extent specifically provided herein or in said resolutions of the Board of Directors establishing the series of the Serial Preferred Stock.

     2. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of shares of each series of the Serial Preferred Stock shall be entitled to be paid such amount as shall be fixed by resolution of the Board of Directors for each such series as hereafter provided before any amount shall be paid on the Common Stock. If, in the event of any such voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the assets of the Corporation available for distribution to the holders of the Serial Preferred Stock shall be insufficient to permit full payment to the holders of each series of the Serial Preferred Stock of their respective preferential amounts fixed by such resolution of the Board of Directors, then such assets shall be distributed ratably among such holders in proportion to their respective preferential amounts. After the payment to the holders of the Serial Preferred Stock of all such amounts to which they are entitled pursuant to said resolutions of the Board of Directors, the remaining assets and funds of the Corporation shall be divided and paid to the holders of the Common Stock. Neither the consolidation nor the merger of the Corporation with or into any other corporation or corporations, nor a reorganization of the Corporation alone, nor the sale or transfer by the Corporation of all or any part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the Corporation for the purpose of this paragraph 2.

     3. The price at and terms and conditions on which the shares of each series of the Serial Preferred Stock may be redeemed shall be fixed for each such series by resolution of the Board of Directors as hereafter provided. Whenever the Corporation shall have failed to make any mandatory redemption or sinking fund payment in whole or in part on the date provided therefor (and so long as such nonpayment shall be continuing), the Corporation shall thereafter make mandatory redemption or sinking fund payments on each series of the Serial
Preferred Stock (as to which it shall have failed to make all or any part of such payment or as to which it has a mandatory redemption or sinking fund obligation then due) pro rata among each such series in proportion to the sum of
(i) any mandatory redemption or sinking fund payment then due and (ii) the amount of any previously unpaid mandatory redemption or sinking fund payments, in each case with respect to each such series of the Serial Preferred Stock. Redemption obligations of the Corporation shall be cumulative.

     4. Each share of Serial Preferred Stock shall be entitled to such privileges of conversion, if any, as are provided and declared by the Board of Directors at such time as the issue of which it is part is established by the Board of Directors.

     5. Shares of Serial Preferred Stock shall be entitled to vote only upon those matters required by Sections 57 and 70 of the Iowa Business Corporation Act, Chapter 496A, Code of Iowa, as amended, as the same or any substitute provisions therefor may be in effect from time to time.

     The Serial Preferred Stock may be issued from time to time in series. Authority is hereby expressly granted to the Board of Directors to establish one or more series of Serial Preferred Stock and, in the resolution establishing each such series, to fix and determine the number of shares to constitute each such series, the distinctive designations thereof and the relative rights and preferences of the shares of each such series. All shares of the Serial Preferred Stock shall be identical in all respects, except as to the following rights and preferences as to which there may be variations as between different series:

     (a) The rate of dividend and the dates on which dividends are payable.

     (b) The price at and the terms and conditions upon which shares may be redeemed.

     (c) The amount payable upon shares in the event of involuntary liquidation.

     (d) The amount payable upon shares in the event of voluntary liquidation.

     (e) Sinking fund provisions for the redemption or purchase of shares.

     (f) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion.

         (g)      Voting rights, if any.

     Any unissued shares of the Corporation may be issued and any treasury shares of the Corporation may be disposed of from time to time in such amount, for such consideration and upon such terms and conditions as the Board of Directors may determine.

                                    ARTICLE V

         A. The number of directors of the Corporation shall be not fewer than four (4) and not greater than nine (9). Vacancies in the Board of Directors or new directorships created by an increase in the number of directors shall be filled by election by a majority of the remaining members of the Board, though less than a quorum, and the person filling such vacancy or newly-created directorship shall serve out the remainder of the term for the vacated directorship, or in the case of a new directorship, the term designated for the class of directors of which that directorship is a part.

     B. The shareholders may at any time at a meeting expressly called for that purpose remove any or all of the directors, for cause, by a vote of two-thirds of the shares then entitled to vote at an election of directors. For purposes of this Article, removal "for cause" shall mean that the director to be removed has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal, or that the director to be removed has been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation by a court of competent jurisdiction and such adjudication is no longer subject to direct appeal.

     C. This Article V may not be amended, altered or repealed without the approval of two-thirds of the shares entitled to vote at the time such amendment, alteration or repeal is proposed.

                                   ARTICLE VI

     The Board of Directors of the Corporation shall have the power to adopt a corporation seal which shall be the corporate seal of this Corporation.

                                   ARTICLE VII

     The private property of the shareholders of this Corporation shall at all times be exempt from liability of corporate debts of any kind and this Article shall not be amended or repealed.

                                  ARTICLE VIII

     Stock in this Corporation shall be transferred only by assignment upon the books of the Corporation, subject to and in accordance with such restrictions as may be provided in the Bylaws of this Corporation.

                                   ARTICLE IX

                                    RESERVED


                                    ARTICLE X

     A. A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for a breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, (iii) for a transaction from which the director derives an improper personal benefit, or (iv) under Section 496A.44 of the Iowa Business Corporation Act.

     If the Iowa Business Corporation Act is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Iowa Business Corporation Act, as so amended.

     Any repeal or modification of this Article X by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

     B. (1) Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, (a) is or was a director or officer of the Corporation, or (b) is or was serving (at such time as he or she is or was a director or officer of the Corporation) at the request of the Corporation as a director, officer, partner, trustee, administrator, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, partner, trustee, administrator, employee or agent or in any other capacity while serving as a director, officer, partner, trustee, administrator, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Iowa Business Corporation Act, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be such a director or officer and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, (a)
with respect to proceedings seeking to enforce rights to indemnification as provided in paragraph (2) of this Section B, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation, (b) in the case of a proceeding brought by or in the right of the Corporation, any such indemnification shall be limited as provided in the Iowa Business Corporation Act and (c) no such indemnification shall be provided to any director or officer, as applicable, for any proceeding wherein it shall ultimately be determined by final judicial decision that such director or officer is liable
(i) for a breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, (iii) for a transaction from which the director derives an improper personal benefit or (iv) under Section 496A.44 of the Iowa Business Corporation Act. The right to indemnification conferred in this Section B shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that if the Iowa Business Corporation Act requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of the written affirmation of the good faith belief of such director or officer that he or she has met the standard of conduct necessary for indemnification, and an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision that such director or officer is not entitled to be indemnified under this Section B or otherwise. The Corporation may, by action of its Board of Directors, provide indemnification to other employees and agents of the Corporation with the same scope and effect as the foregoing indemnification of directors and officers.

     (2) If a claim under paragraph 1 of this Section B is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required affirmation and undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Iowa Business Corporation Act for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Iowa Business Corporation Act, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     (3) The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article shall not be exclusive of any other rights which any person may have or hereafter acquire under a provision of the Restated and Amended Articles of Incorporation, By-Laws, agreements, vote of stockholders or disinterested directors or otherwise, both as to action in a person's official capacity and as to action in another capacity while holding the office. The Corporation may enter into separate written agreements with directors, officers, employees and agents of the Corporation and of other enterprises, which agreements expressly provide for indemnification and reimbursement of such persons to the fullest extent now or hereafter permitted by this Article or applicable law.

     (4) The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Iowa Business Corporation Act.

                                   ARTICLE XI

     These Articles may be amended, modified, revised and/or restated only by resolution by the Board of Directors, which resolution is submitted to the shareholders at an annual or special meeting and receives the affirmative vote of the holders of a majority of the shares entitled to vote thereon.

                                     * * * *

     This Restatement of the Amended and Restated Articles of Incorporation of Casey's General Stores, Inc., as amended to date, does not contain an amendment requiring shareholder approval and has been adopted by the Board of Directors this 9th day of December, 1996.


                                         /s/ Donald F. Lamberti
                                         ----------------------------
                                         Donald F. Lamberti,
                                         Chief Executive Officer

ATTEST:



/s/ John G. Harmon
------------------------
John G. Harmon, Corporate Secretary

STATE OF IOWA                       )
                                    ) SS
COUNTY OF POLK                      )

     We, Donald F. Lamberti and John G. Harmon, being first duly sworn on oath, depose and state that we are the Chief Executive Officer and Corporate Secretary, respectively, of Casey's General Stores, Inc. and that we have executed the foregoing Restatement of the Restated and Amended Articles of Incorporation, as amended to date, of Casey's General Stores, Inc. as the Chief Executive Officer and Corporate Secretary of Casey's General Stores, Inc., and that the statements contained therein are true.

                                            /s/ Donald F. Lamberti
                                            ---------------------------
                                            Donald F. Lamberti,
                                            Chief Executive Officer



                                            /s/ John G. Harmon
                                            ------------------------
                                            John G. Harmon, Corporate Secretary


         Subscribed and sworn to before me this 10th day of December, 1996.



                                            /s/ Connie Hatcher
                                            -----------------------
                                            Notary Public in and for
                                            the State of Iowa

                                                                   Exhibit 11


                          CASEY'S GENERAL STORES, INC.
                        Computation of Per Share Earnings


                                                 Three Months Ended
                                                     October 31,
                                                  1996         1995

Weighted average number of
common and common equivalent
shares:
Weighted average number
of shares outstanding                          26,225,206   26,117,406
Shares applicable to
stock options                                      58,835      124,202
                                               ----------   ----------

                                               26,284,041   26,241,608

Net income                                    $ 8,905,135    8,802,130
                                               ==========   ==========

Earnings per common and
common equivalent share                       $       .34          .34
                                               ==========   ==========



                                                 Six Months Ended
                                                     October 31,
                                                1996         1995
                                            ----------   ----------


Weighted average number of
common and common equivalent
shares:
Weighted average number
of shares outstanding                          26,225,206   26,063,698
Shares applicable to
stock options                                      63,852      145,919
                                               ----------   ----------

                                               26,289,058   26,209,617

Net income                                    $17,775,837   16,714,610
                                               ==========   ==========

Earnings per common and
common equivalent share                       $       .68          .64
                                               ==========   ==========