Form 10-Q
period 1997-01-31
CASEYS GENERAL STORES INC
filed 1997-03-14
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended January 31, 1997

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

   Common Stock, No Par Value                                26,231,206 shares
         (Class)                                (Outstanding at March 7, 1997)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                           Consolidated condensed balance sheets -
                           January 31, 1997 and April 30, 1996               3

                           Consolidated condensed statements
                           of income - three and nine months ended
                           January 31, 1997 and 1996                         5

                           Consolidated condensed statements of
                           cash flows - nine months ended
                           January 31, 1997 and 1996                         6

                           Notes to consolidated condensed
                           financial statements                              7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                       8


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                               13

         Item 5.           Other Information                                13

         Item 6.           Exhibits and Reports on Form 8-K.                14


SIGNATURE                                                                   17

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                     January 31,      April 30,
                                                        1997            1996

     ASSETS
     Current assets:
         Cash and cash equivalents ............     $  5,309,023      12,673,855
         Short-term investments ...............        5,403,330      13,953,926
         Receivables ..........................        2,771,290       2,679,967
         Inventories ..........................       38,594,734      32,437,323
         Prepaid expenses .....................        5,323,137       8,266,308
                                                    ------------     -----------

                  Total current assets ........       57,401,514      70,011,379
                                                    ------------     -----------

Long-term investments .........................        4,061,865       5,153,169

Other assets ..................................        1,319,349       1,356,643

Property and equipment, net of
  accumulated depreciation
  January 31, 1997, $151,380,899
  April 30, 1996, $132,609,514 ................      361,055,950     328,313,767
                                                    ------------     -----------

                                                    $423,838,678     404,834,958
                                                    ============     ===========









See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)



         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable ......................      $ 20,500,000       21,025,000
         Current maturities of
           long-term debt ...................         8,576,309        8,679,217
         Accounts payable ...................        31,650,965       36,190,236
         Accrued expenses ...................        17,140,039       17,032,275
         Income taxes payable ...............         2,713,647           ---
                                                   ------------      -----------

           Total current liabilities ........        80,580,960       82,926,728
                                                   ------------      -----------

Long-term debt, net of
  current maturities ........................        74,911,816       81,249,264
                                                   ------------      -----------

Deferred income taxes .......................        38,791,000       32,791,000
                                                   ------------      -----------


Deferred compensation .......................         1,998,883        1,693,288
                                                   ------------      -----------

Shareholders' equity
  Preferred stock, no par value .............           ---            ---
  Common Stock, no par value ................        63,592,717       63,556,842
  Retained earnings .........................       163,963,302      142,617,836
                                                   ------------      -----------

Total shareholders' equity ..................       227,556,019      206,174,678
                                                   ------------      -----------

                                                   $423,838,678      404,834,958
                                                   ============      ===========










See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                              Three Months Ended           Nine Months Ended
                                  January 31,                  January 31,
                               1997          1996          1997          1996
Net sales .............   $272,069,769   221,607,765   845,268,745   717,839,639

Franchise revenue .....      1,200,071     1,262,368     4,036,879     4,117,123
                          ------------   -----------   -----------   -----------

                           273,269,840   222,870,133   849,305,624   721,956,762
                          ------------   -----------   -----------   -----------

Cost of goods sold ....    218,436,327   170,203,976   673,807,069   557,559,703
Operating expenses ....     37,686,020    33,913,000   113,932,563   104,154,120
Depreciation and
  amortization ........      6,865,161     6,296,382    19,873,454    18,264,319
Interest, net .........      1,494,897     1,457,309     4,349,266     4,128,544
                          ------------   -----------   -----------   -----------

                           264,482,405   211,870,667   811,962,352   684,106,686
                          ------------   -----------   -----------   -----------

                             8,787,435    10,999,466    37,343,272    37,850,076

Federal and state
  income taxes ........      3,251,000     4,152,000    14,031,000    14,288,000
                          ------------   -----------   -----------   -----------


  Net income ..........   $  5,536,435     6,847,466    23,312,272    23,562,076
                          ============   ===========   ===========   ===========



Earnings per common
  and common
  equivalent share ....   $        .21           .26           .89           .90
                          ============   ===========   ===========   ===========



Weighted average number
  of common and common
  equivalent shares
  outstanding .........     26,283,035    26,250,220    26,287,161    26,224,481
                          ============   ===========   ===========   ===========



See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months Ended
                                                           January 31,
                                                       1997             1996
Cash flows from operations:
  Net income ................................     $ 23,312,272       23,562,076
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization .........       19,873,454       18,264,319
      Deferred income taxes .................        6,000,000        1,500,000
      Changes in assets and liabilities:
        Receivables .........................          (91,323)         499,727
        Inventories .........................       (6,157,411)      (2,525,272)
        Prepaid expenses ....................        2,943,171         (272,287)
        Accounts payable ....................       (4,539,271)     (11,492,596)
        Accrued expenses ....................          107,764         (101,342)
        Income taxes payable ................        2,713,647        1,524,729
      Other, net ............................          983,773          129,371
                                                  ------------      -----------
Net cash provided by operations .............       45,146,076       31,088,725
                                                  ------------      -----------

Cash flows from investing:
  Purchase of property and equipment ........      (53,114,828)     (48,241,164)
  Purchase of investments ...................       (9,689,830)     (10,253,779)
  Sale of investments .......................       19,190,037        4,983,784
                                                  ------------      -----------
Net cash used in investing activities .......      (43,614,621)     (53,511,159)
                                                  ------------      -----------


Cash flows from financing:
  Proceeds from long-term debt ..............          ---           30,000,000
  Payments of long-term debt ................       (6,440,356)      (6,348,319)
  Net activity of short-term debt ...........         (525,000)       2,600,000
  Proceeds from exercise of stock
    options .................................           35,875        1,352,550
  Payment of cash dividends .................       (1,966,806)      (1,825,129)
                                                  ------------      -----------
Net cash (used in) provided by
  financing activities ......................       (8,896,287)      25,779,102
                                                  ------------      -----------
Net (decrease) increase in cash
  and cash equivalents ......................       (7,364,832)       3,356,668
Cash and cash equivalents at
  beginning of the year .....................       12,673,855        5,477,784
                                                  ------------      -----------
Cash and cash equivalents at
  end of the quarter ........................     $  5,309,023        8,834,452
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


2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1997, and the results of operations for the three and nine months ended January 31, 1997 and 1996, and changes in cash flows for the nine months ended January 31, 1997 and 1996.

3. The Company's financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to this Quarterly Report on Form 10-Q. These interim consolidated condensed financial statements (unaudited) should be read in conjunction with that Cautionary Statement.

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

         Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 1997, the Company's ratio of current assets to current liabilities was .71 to 1. The ratio at January 31, 1996 and April 30, 1996, was .82 to 1 and .84 to 1, respectively. Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

         Net cash provided by operations increased $14,057,351 (45.2%) in the nine months ended January 31, 1997 from the comparable period in the prior year, primarily as a result of an increase in deferred income taxes and a smaller decrease in accounts payable. Cash flows from investing and financing in the nine months ended January 31, 1997 decreased, primarily as a result of increased capital expenditures and the proceeds from long-term debt received in the comparable period in the prior year. Cash flows in the future are also expected to decrease as a result of the anticipated growth in capital expenditures.

         Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 1997, the Company expended $53,114,828 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $48,241,164 for the comparable period in the prior year. The Company anticipates expending approximately $65,000,000 in fiscal 1997 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes") and the 7.38% Senior Notes due December 28, 2020 (the "7.38% Notes").

         As of January 31, 1997, the Company had long-term debt of $74,911,816, consisting of $21,000,000 in principal amount of 7.70% Notes, $30,000,000 in principal amount of 7.38% Notes, $12,326,254 of mortgage notes payable, $6,000,000 of unsecured notes payable and $5,585,562 of capital lease obligations.

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

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,803 USTs, of which 1,441 are fiberglass and 362 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1996 and 1995, the Company spent approximately $718,000 and $2,137,000, respectively, for assessments and remediation. During the nine months ended January 31, 1997, the Company expended approximately $502,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 1997, approximately $4,000,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has accrued a liability at January 31, 1997 of approximately $2,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

         Three Months Ended January 31, 1997 Compared to Three
Months Ended January 31, 1996

         Net sales for the third quarter of fiscal 1997 increased by $50,462,004 (22.8%) over the comparable period in fiscal 1996. Retail gasoline sales increased by $39,972,228 (32.1%) as the number of gallons sold increased by 13,742,001 (11.3%) while the average retail price per gallon increased 18.6%. During this same period, retail sales of grocery and general merchandise increased by $9,759,557 (12.4%) due to the addition of 74 new Company Stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 80.29% for the third quarter of fiscal 1997, compared to 76.80% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (8.5%) during the third quarter of fiscal 1997 from the third quarter of the prior year (12.6%) due to the increase in wholesale gasoline costs during the period. The gross profit margin per gallon also decreased (to $.1031) in the third quarter of fiscal 1997 from the comparable period in the prior year ($.1294). These factors were slightly offset by an increase in gross profits on retail sales of grocery and general merchandise (to 42.0%) from the comparable period in the prior year (41.9%).

         Operating expenses as a percentage of net sales were 13.9% for the third quarter of fiscal 1997 compared to 15.3% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the number of gasoline gallons sold, an increase in the average retail price per gallon of gasoline sold and an increase in retail sales of grocery and general merchandise.

         Net income decreased by $1,311,031 (19.1%). The decrease in net income was attributable primarily to the decrease in gross profit margins on retail sales of gasoline due to the increase in wholesale gasoline costs during the period.


         Nine Months Ended January 31, 1997 Compared to Nine
Months Ended January 31, 1996

         Net sales for the first nine months of fiscal 1997 increased by $127,429,106 (17.8%) over the comparable period in fiscal 1996. Retail gasoline sales increased by $92,665,233 (23.4%) as the number of gallons sold increased by 38,155,693 (10.3%) and the average retail price per gallon increased 11.9%. During this same period, retail sales of grocery and general merchandise increased by $31,422,704 (11.9%) due to the addition of 74 new Company stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 79.7% for the first nine months of fiscal 1997 compared to 77.7% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (8.6%) during the first nine months of fiscal 1997 from the comparable period in the prior year (11.4%) due to the increase in wholesale gasoline costs during the period. The gross profit margin per gallon also decreased in the first nine months of fiscal 1997 (to $.1022) from the comparable period in the prior year ($.1213). However, these factors were slightly offset by an increase in gross profits on retail sales of grocery and general merchandise (to 41.0%), from the comparable period in the prior year (40.7%).

         Operating expenses as a percentage of net sales were 13.5% for the first nine months of fiscal 1997 compared to 14.5% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the number of gasoline gallons sold, an increase in the average retail price per gallon of gasoline sold and an increase in retail sales of grocery and general merchandise.

         Net income decreased by $249,804 (1.1%). The decrease in net income was attributable primarily to the decrease in gross profit margins on retail sales of gasoline due to the increase in wholesale gasoline costs during the period.

         Cautionary Statement

         The foregoing Management's Discussion and Analysis of
Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company's cash balances and cash generated from operations and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors described in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99 to this Form 10-Q.


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

Item 5.           Other Information.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is filing a cautionary statement with this Form 10-Q (included as Exhibit 99 hereto) identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by or on behalf of the Company.

         On December 9, 1996, the Board of Directors of the Company approved of amendments to the existing Employment Agreements with the four executive officers (Messrs. Lamberti, Lamb, Shull and Harmon). The amendments extended the terms of the agreements with Messrs. Shull and Harmon (to August 1, 2001, in each case) and added provisions to each agreement relating to the provision of health insurance coverage and the payment of retirement benefits to the officer and his spouse. The amendments became effective as of December 9, 1996. Copies of the amendments are being filed as Exhibits 10.21(a), 10.22(a), 10.23(a) and 10.24(a) to this Form 10-Q.

         On March 3, 1997, the Board of Directors of the Company approved of a Restatement of the Amended and Restated Bylaws adopted in September 1989. As so restated, the Amended and Restated Bylaws include several prior amendments made in previous years, reflect a number of new editorial changes and include several new provisions. A copy of the Amended and Restated Bylaws, as so restated, is being filed as Exhibit 3.2(a) to this Form 10-Q.

         At the same meeting, the Board of Directors approved of a form of "change of control" Employment Agreement (the "Agreement") to be entered into between the Company and twelve of its key employees. The Agreement requires the Company to employ the individual for a period of two years (or three years, in the case of the Company's four Vice Presidents) following a "change of control" of the Company (as defined therein), and provides for the payment of benefits to the individual if his employment is terminated during the stated period. A copy of the Agreement is being filed as Exhibit 10.29 to this Form 10-Q.


Item 6.           Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

         Exhibit
         No.               Description

         3.1(a) Restatement of the Restated and Amended Articles of Incorporation of Casey's
                           General Stores, Inc. (g)

         3.2(a)            Restatement of Amended and Restated Bylaws

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

         4.4               Note Agreement dated as of December 1,
                           1995 between Casey's General Stores, Inc.
                           and Principal Mutual Life Insurance Company (f)

         10.21(a)          First Amendment to Employment Agreement
                           with Mr. Lamberti

         10.22(a)          First Amendment to Employment Agreement
                           with Mr. Lamb

         10.23(a)          First Amendment to Employment Agreement
                           with Mr. Shull

         10.24(a)          First Amendment to Employment Agreement
                           with Mr. Harmon

         10.29             Form of "change of control" Employment
                           Agreement

         11                Statement regarding computation of per
                           share earnings

         27                Financial Data Schedule

         99                Cautionary Statement Relating to Forward-
                           Looking Statements

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

(e) Incorporated by reference from the Current Report on Form 8-K filed February 18, 1993.

(f) Incorporated by reference from the Current Report on Form 8-K filed January 11, 1996.

(g) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996, filed December 13, 1996.


         (b) There were no reports on Form 8-K filed during the quarter for which this Report is filed.



                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CASEY'S GENERAL STORES, INC.



Date:   March 13, 1997             By:      /s/ Douglas K. Shull
                                            --------------------
                                            Douglas K. Shull,
                                            Treasurer (Authorized
                                            Officer and Principal
                                            Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                                 Description                  Page


   3.2(a)                             Restatement of Amended
                                      and Restated Bylaws

   10.21(a)                           First Amendment to Employment
                                      Agreement with Mr. Lamberti

   10.22(a)                           First Amendment to Employment
                                      Agreement with Mr. Lamb

   10.23(a)                           First Amendment to Employment
                                      Agreement with Mr. Shull

   10.24(a)                           First Amendment to Employment
                                      Agreement with Mr. Harmon

   10.29                              Form of "change of control"
                                      Employment Agreement

   11                                 Statement regarding
                                      computation of
                                      per share earnings

   27                                 Financial Data Schedule

   99                                 Cautionary Statement Relating
                                      to Forward-Looking Statements

                                                                Exhibit 3.2(a)


                              AMENDED AND RESTATED

                                     BY-LAWS

                                       OF

                          CASEY'S GENERAL STORES, INC.


                                    ARTICLE I

                                     OFFICES


         The principal office of Casey's General Stores, Inc. (the "Corporation") in the State of Iowa shall be located in the County of Polk, State of Iowa. The Corporation may have such other offices, either within or without the State of Iowa, as the Board of Directors of the Corporation (the "Board") may designate or as the business of the Corporation may require from time to time.

         The registered office of the Corporation required by the Iowa Business Corporation Act (the "Act") to be maintained in the State of Iowa may be, but need not be, identical with the principal office in the State of Iowa, and the address of the registered office may be changed from time to time by the Board in accordance with the Act.


                                   ARTICLE II

                                  SHAREHOLDERS

         Section 1. Annual Meeting. The annual meeting of the shareholders shall be held on the third Friday in September in each year at the hour of 10:00 A.M. or on such other date or at such other time as a majority of the Board may establish for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, and a different day is not designated by the Board, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for any annual meeting of the shareholders, or any adjournment thereof, the Board shall cause the election to be held at a meeting of the shareholders as soon thereafter as conveniently may be. Any previously scheduled annual meeting of the shareholders may be postponed by action of the Board taken prior to the time previously scheduled for such annual meeting of shareholders.

         Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Restated and Amended Articles of Incorporation, as amended, of the Corporation (the "Restated Articles"), may be called by the Chief Executive Officer, Chief Operating Officer or the President, and shall be called by the Chief Executive Officer, Chief Operating Officer or the President at the request in writing of a majority of the Board, or at the request in writing of the holders of not less than one-tenth in amount of all the issued and outstanding shares of the entire capital stock of the Corporation entitled to vote at the meeting. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of the shareholders shall be limited to the purpose stated in the notice.

         Section 3. Place of Meeting. The Board may designate any place, either within or without the State of Iowa, as the place of meeting for any annual meeting or for any special meeting called by the Board. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the State of Iowa, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the registered office of the Corporation in the State of Iowa.

         Section 4. Notice of Meetings. Except as otherwise provided by law, written notice of each meeting of the shareholders, whether annual or special, shall be given, either by personal delivery or by mail, not less than ten (10) nor more than sixty (60) days before the date of the meeting to each shareholder of record entitled to notice of the meeting. If mailed, such notice shall be deemed given when deposited in the United States mail, postage pre-paid, directed to the shareholder at such shareholder's address as it appears on the records of the Corporation. Each such notice shall state the place, date and time of the meeting, and the purpose or purposes for which the meeting is called. Notice of any meeting of shareholders shall not be required to be given to any shareholder who shall attend such meeting in person or by proxy without protesting, prior to or at the commencement of the meeting, the lack of proper notice to such shareholder, or who shall sign a written waiver of notice thereof, whether before or after such meeting. Notice of adjournment of a meeting of shareholders need not be given if the new date, time and place to which the meeting is adjourned are announced at such meeting before adjournment. If a new record date for the adjourned meeting is or must be fixed under Section 5 of Article VI of these By-laws or the Act, however, notice of the adjourned meeting shall be given under this Section to persons who are shareholders as of the new record date.

         Section 5. Voting Lists. The officers or agent having charge of the transfer books for shares of the Corporation shall make, for each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. Beginning two (2) business days after notice of the meeting is given for which the list was prepared and continuing through the meeting, the shareholders' list shall be kept on file at the registered office of the Corporation and shall be subject to inspection and copying, under the terms set forth in the Act and at the person's expense, by any shareholder, or a shareholder's agent or attorney, during regular business hours. The original share ledger or transfer book, or a duplicate thereof, shall be prima facie evidence as to who are the shareholders entitled to examine such list or share ledger or transfer book or to vote at any meeting of shareholders.

         Section 6. Quorum. Except as otherwise provided by law or by the Restated Articles, the holders of a majority of the votes entitled to be cast by the shareholders entitled to vote generally, present in person or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of the shareholders. If a quorum is present, the affirmative vote of the holders of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the question is one upon which by express provision of the Act or of the Restated Articles a different vote is required, in which case, such express provision shall govern and control the decision of such question.

         Section 7. Adjournments. The chairman of the meeting or the holders of a majority of the votes entitled to be cast by the shareholders who are present in person or represented by proxy may adjourn the meeting from time to time, whether or not a quorum is present. If less than a majority of the outstanding shares are represented at a meeting, the chairman of the meeting or the holders of a majority of the shares so represented, either in person or by proxy, may adjourn the meeting to another place, date or time without further notice other than announcement at the meeting; provided, however, that if a new record date is fixed for the adjourned meeting, written notice of the place, date and time of the adjourned meeting shall be given as required in Section 4 of this Article
II. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

     Section 8. Order and Notice of Business. (a) At each meeting of the shareholders, the chairman of the Board or, in the absence of the chairman of the Board, such person as shall be selected by the Board, shall act as chairman of the meeting. The order of business at each such meeting shall be as determined by the chairman of the meeting. The chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts and things as are necessary or desirable for the proper conduct of the meeting, including, without limitation, the establishment of procedures for the maintenance of order and safety, limitations on the time allotted to questions or comments on the affairs of the Corporation, restrictions on entry to such meeting after the time prescribed for the commencement thereof, and the opening and closing of the voting polls.

         (b) At any annual meeting of shareholders, only such business shall be conducted as shall have been brought before the annual meeting (i) by or at the direction of the chairman of the meeting, (ii) pursuant to the notice provided for in Section 4 of this Article II or (iii) by any shareholder who is a holder of record at the time of the giving of such notice provided for in this Section 8, who is entitled to vote at the meeting and who complies with the procedures set forth in this Section 8.

         (c) For business properly to be brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in proper written form to the Secretary of the Corporation (the "Secretary"). To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than ninety (90) days prior to the one-year anniversary date of the date of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the shareholder in order to timely must be so received not later than the close of business on the tenth
(10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of annual meeting was made, whichever first occurs. To be in proper written form, a shareholder's notice to the Secretary shall set forth in writing as to each matter the shareholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (ii) the name and address of the shareholder proposing such business and all persons or entities acting in concert with the shareholder; (iii) the class and number of shares of the Corporation which are owned of record by the shareholder and all persons or entities acting in concert with such shareholder; (iv) a description of all arrangements or understandings between such shareholder and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of the shareholder in such business; (v) a representation that such shareholder is the holder of record of Common Stock of the Corporation outstanding and entitled to vote at such annual meeting of shareholders and that such shareholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting and (vi) such other information regarding each such proposal as would be required to be included in a proxy statement filed with the Securities and Exchange Commission. The foregoing notice requirements shall be deemed satisfied by a shareholder if the shareholder has notified the Corporation of his or her intention to present a proposal at an annual meeting and such shareholder's proposal has been included in a proxy statement that has been prepared by management of the Corporation to solicit proxies for such annual meeting; provided, however, that if such shareholder does not appear or send a qualified representative to present such proposal at such annual meeting, the Corporation need not present such proposal for a vote at such meeting, notwithstanding that proxies in respect of such vote may have been received by the Corporation. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this
Section 8. The chairman of an annual meeting shall, if the facts warrant, determine that business was not properly brought before the annual meeting in accordance with the provisions of this Section 8 and, if the chairman should so determine, the chairman shall so declare to the annual meeting and any such business not properly brought before the annual meeting shall not be transacted.

         Section 9. Proxies. At all meetings of shareholders, a shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

         Section 10. Voting of Shares. Unless otherwise provided by law or by the Restated Articles, each shareholder of record of the Common Stock of the Corporation shall be entitled at each meeting of shareholders to one vote for each share of such stock, in each case, registered in such shareholder's name on the books of the Corporation (i) on the date fixed pursuant to Section 5 of
Article VI of these By-laws as the record date for the determination of shareholders entitled to notice of and to vote at such meeting or (ii) if no such record date shall have been so fixed, then at the close of business on the day next preceding the day on which notice of such meeting is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. At each meeting of the shareholders, all corporate actions to be taken by vote of the shareholders (except as otherwise required by law and except as otherwise provided in the Restated Articles or these By-laws), shall be authorized by a majority of the votes cast by the shareholders entitled to vote thereon who are present in person or represented by proxy, and where a separate vote by class is required, a majority of the votes cast by the shareholders of such class who are present in person or represented by proxy shall be the act of such class. Unless required by law or determined by the chairman of the meeting to be advisable, the vote on any matter, including the election of directors, need not be by written ballot. In the case of a vote by written ballot, each ballot shall be signed by the shareholder voting, or by such shareholder's proxy, and shall state the number of shares voted.

         Section 11. Voting of Shares by Certain Holders. Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the by-laws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine. Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by the receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed. A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred. Shares of its own stock belonging to this Corporation shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding shares at any time, but shares of its own stock held by it in a fiduciary capacity may be voted and shall be counted in determining the total number of outstanding shares at any given time.

         Section 12.                Informal Action by Shareholders.  Any
action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if one or more consents in writing, setting forth the action so taken, shall be signed by the holders of not less than ninety percent in amount of all the issued and outstanding shares of the entire capital stock of the Corporation entitled to vote with respect to the subject matter thereof at such a meeting and are delivered to the Secretary of the Corporation for inclusion in the minutes or filing with the corporate records. A written consent shall bear the date of signature of each shareholder who signs the consent and no written consent shall be effective to take the corporate action referred to in the consent unless, within sixty days of the earliest dated consent delivered in the manner required by this Section to the Corporation, written consents signed by a sufficient number of holders to take the action are delivered to the Corporation.

         Section 13. Inspectors. At any meeting of shareholders, the chairman of the meeting may, or upon the request of any shareholder, shall appoint one or more persons, who need not be shareholders of the Corporation, as inspectors for such meeting. Such inspectors shall ascertain and report the number of shares represented at the meeting, based upon their determination of the validity and effect of proxies; count all votes and report the results; and perform such other duties as shall be specified by the chairman of the meeting. Each report of an inspector shall be in writing and signed by him or by a majority of them if there be more than one inspector acting at such meeting. If there is more than one inspector, the report of a majority shall be the report of the inspectors. The report of the inspector or inspectors on the number of shares represented at the meeting and the results of the voting shall be prima facie evidence thereof.


                                   ARTICLE III

                               BOARD OF DIRECTORS

         Section 1. Powers. The Board may, except as otherwise required by law or by the Restated Articles, exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, including, without limiting the generality of the foregoing, the unqualified power:

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

     Section 2. Number, Tenure and Qualifications. The Board shall consist of not more than nine (9) members nor less than four (4) members. At each annual meeting the shareholders shall elect directors to hold office until the next succeeding annual meeting, and each director shall hold office for the term for which he is elected, and until his successor shall have been elected and qualified. The Board may, upon a majority vote of its members, increase or decrease the number of directors within the limits set up forth above. Vacancies in the Board or new directorships created by an increase in the number of directors may be filled by election by a majority of the remaining members of the Board, no less than a quorum, and the person filling such vacancy or newly-created directorship shall serve out the remainder of the term of the vacated directorship or, in the case of a new directorship, the term designated for the particular director. The directors need not be residents of the State of Iowa or shareholders of the Corporation.

     Section 3. Shareholder Nomination of Director Candidates. Nominations for the election of Directors may be made by the Nominating Committee appointed by the Board or by any shareholder entitled to vote in the election of Directors generally. However, any shareholder entitled to vote in the election of Directors generally may nominate one or more persons for election as Directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States registered or certified mail, postage prepaid, return receipt requested, received by the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of shareholders, at least ninety (90) days prior to the one-year anniversary date of the date of the immediately preceding annual meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of Directors, the close of business on the tenth (10th) day following the date on which notice of such meeting was first mailed to shareholders or public disclosure of the date of such special meeting, whichever first occurs. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of Common Stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board; and (e) the consent of each nominee to serve as a Director of the Corporation if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

         Section 4. Regular Meetings. A regular meeting of the Board shall be held without other notice than this ByLaw immediately after, and at the same place as, the annual meeting of shareholders. The Board may provide, by resolution, the time and place, either within or without the State of Iowa, for the holding of additional regular meetings without other notice than such resolution.

     Section 5. Special Meetings. Special meetings of the Board may be called by or at the request of the Chief Executive Officer, Chief Operating Officer, the President or any two Directors. The person or persons authorized to call special meetings of the Board may fix any place, either within or without the State of Iowa, as the place for holding any special meeting of the Board called by him or them.

         Section 6. Notice. Notice of any special meeting of the Board shall be given at least twenty-four hours previously thereto by telephone or by telegram. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any Director may waive notice of any meeting. The attendance of a Director at a meeting shall constitute a waiver of notice of such meeting, except where a Director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board need be specified in the notice or waiver of notice of such meeting.

         Section 7. Quorum. A majority of the number of the duly elected and qualified Directors shall constitute a quorum for the transaction of business; provided, that if less than a majority of such number of Directors are present at said meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice.

         Section 8. Manner of Action. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board, except as may be otherwise specifically provided by statute, the Restated Articles or these By-Laws. Members of the Board or any committee designated by such Board, may participate in a meeting of such Board or committee by conference telephone or similar communications equipment by means of which all persons attending the meeting can hear each other, and participation in the meeting pursuant to this provision shall constitute presence in person at such meeting.

         Section 9. Compensation. The Board, by the affirmative vote of a majority of Directors then in office, and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the Corporation as Directors, officers or otherwise. By resolution of the Board, the Directors may be paid their expenses, if any, of attendance at each meeting of the Board. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefore. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     Section 10. Presumption of Assent. A Director of the Corporation who is present at the meeting of the Board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall forward such dissent by registered or certified mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

     Section 11. Informal Action by Directors. Unless specifically prohibited by statute, the Restated Articles or these By-Laws, any action required to be taken at a meeting of the Directors, or any other action which may be taken at a meeting of the Directors or of a committee of Directors, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Directors or all of the members of the committee of Directors, as the case may be, entitled to vote with respect to the subject matter thereof, and filed with the minutes of proceedings of the Board or committee, as the case may be. Any such consent signed by all the Directors or all the members of such committee shall have the same effect as a unanimous vote, and may be stated as such in any document filed with the Secretary of State, or issued for any other reason.

     Section 12. Committees of Directors. In addition to an Executive Committee, an Audit Committee, a Nominating Committee and a Compensation Committee, the Board may, by resolution adopted by a majority of the whole Board, designate from among its members one or more other committees, each committee to consist of two or more of the Directors of the Corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the Board in the management of the business and affairs of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board.

     Section 13. Committee Minutes. Each committee shall keep regular minutes of its meetings and report the same to the Board when required.

                                   ARTICLE IV

                                    OFFICERS

     Section 1. Number. The officers of the Corporation shall be a Chief Executive Officer, Chief Operating Officer, President, one or more Vice Presidents, a Secretary and a Treasurer, each of whom shall be elected by the Board. Such other officers, assistant officers and acting officers as may be deemed necessary may be elected or appointed by the Board. Any two or more offices may be held by the same person except that the offices of President and Secretary shall not be held by the same person.

         Section 2. Election and Term of Office. The officers of the Corporation to be elected by the Board shall be elected annually by the Board at the first meeting of the Board held after each annual meeting of the shareholders.
If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Vacancies may be filled or new offices created and filled at any meeting of the Board. Each officer shall hold office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. Election or appointment of an officer or agent shall not of itself create contract rights.

         Section 3. Other Officers. The Board may appoint such officers and agents, including a Chairman of the Board, as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

         Section 4. Removal. Any officer or agent elected or appointed by the Board may be removed by the affirmative vote of a majority of the Board at any meeting whenever in its judgment the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

     Section  5.   Vacancies.   A  vacancy  in  any  office  because  of  death,
resignation, removal, disqualification or otherwise, may be filled by the Board for the unexpired portion of the term.

     Section 6. The Chief Executive Officer. The Board may elect a Chief Executive Officer who, in the event of such election, shall be the principal executive officer of the Corporation and, subject to the general powers of the Board, shall in general supervise and control all of the business and affairs of the Corporation. He shall, when present, preside at all meetings of the shareholders and of the Board. He may sign, with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board, certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board or by these By-Laws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed, and, shall in general perform all duties incident to the office of the Chief Executive Officer and such other duties as may be prescribed by the By-laws or by the Board from time to time.

     Section 7. The Chief Operating Officer. The Board may elect a Chief Operating Officer who, in the event of such election and in the absence of the Chief Executive Officer or in the event of his death, inability or refusal to act, shall perform the duties of the Chief Executive Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer; and in addition thereto, shall perform such other duties as may be assigned to him by the Chief Executive Officer or by the Board or prescribed by the By- Laws.

         Section 8. The President. In the absence of the Chief Executive Officer and Chief Operating Officer, the President shall be the principal executive officer of the Corporation and, subject to the general powers of the Board, shall in general supervise and control all of the business and affairs of the Corporation to the same extent as that permitted by the Chief Executive Officer under Section 6 of this Article IV.

     Section 9. The Secretary. The Secretary shall: (a) attend all meetings of the Board and all meetings of the shareholders and keep the minutes of the shareholders' and of the Board meetings in one or more books provided for that purpose, and shall perform like duties for the standing committees when required; (b) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; (c) be custodian of the corporate records; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) have general charge of the stock transfer books of the Corporation; (f) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the President or by the Board; and (g) have custody of the corporate seal of the Corporation, if any, and have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature. The Board may give general authority to any other officer to affix the seal of the Corporation, if any, and to attest the affixing by his signature.

     Section 10. The Treasurer. If required by the Board, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board shall determine. He shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article V of these By-Laws; (b) disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements; (c) keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation; (d) render to the Chief Executive Officer, Chief Operating Officer or the President and the Board, at its regular meetings, or when the Board so requires, an account of his transactions as Treasurer and the financial condition of Corporation; and (e) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Chief Executive Officer, Chief Operating Officer or the President or by the Board.

         Section 11. The Vice President. In the absence of the Chief Executive Officer, Chief Operating Officer and President, or in the event of their death, inability or refusal to act, the Vice President (or in the event there be more than one Vice President, the Vice President in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President; and in addition thereto, shall perform such other duties as may be assigned to him by the President or by the Board or prescribed by the By-Laws.

     Section 12. Other Assistants and Acting Officers. The Board shall have the power to appoint any person to act as assistant to any officer, or to perform the duties of such officer whenever for any reason it is impracticable for such officer to act personally, and such assistant or acting officer so appointed by the Board shall have the power to perform all the duties of the office to which he is so appointed to be assistant, or as to which he is so appointed to act, except as such power may be otherwise defined or restricted by the Board.

         Section 13. Salaries. The salaries of the officers shall be fixed from time to time by the Board, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the Corporation.


                                    ARTICLE V

                     WRITTEN INSTRUMENTS, LOANS AND DEPOSITS

     Section 1. Written Instruments. Subject always to the specific directions of the Board, all deeds and mortgages made by the Corporation to which the Corporation shall be a party shall be executed in its name by the Chief
Executive Officer, Chief Operating Officer or the President or the Vice President and attested by the Secretary. All other written contracts and agreements to which the Corporation shall be a party shall be executed in its name by the Chief Executive Officer, Chief Operating Officer or the President or such other officer as may be designated by the Board and attested by the Secretary.

     Section 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board. Such authority may be general or confined to specific instances.

         Section 3. Checks, Drafts, etc. All checks, drafts, other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or offices, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board.

     Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board may select.

                                   ARTICLE VI

                                  CAPITAL STOCK

     Section 1. Certificates for Shares. Every holder of shares of the Corporation shall be entitled to have a certificate representing shares of the Corporation. Subject to the provisions of the Act, certificates representing shares of the Corporation shall be in such form as may be determined by the Board. Such certificates shall be signed by the Chief Executive Officer, Chief Operating Officer, President or a Vice President and the Secretary or an Assistant Secretary of the Corporation and shall be sealed with the seal of the Corporation or a facsimile thereof. The signatures of the Chief Executive Officer, Chief Operating Officer, President or Vice President and the Secretary or Assistant Secretary upon a certificate may be facsimiles. If the certificate is countersigned by a transfer agent, or registered by a registrar, the signatures of the person signing for such transfer agent or registrar also may be facsimiles. In case any officer or other authorized person who has signed or whose facsimile signature has been placed upon such certificate for the Corporation shall have ceased to be such officer or employee or agent before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer or employee or agent at the date of its issue. All certificates for shares shall be consecutively numbered or otherwise identified. The name of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the books of the Corporation. All certificates surrendered to the Corporation for transfer shall be cancelled, and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in the case of a lost, destroyed, or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board may prescribe.

         Section 2. Transfers of Shares. Transfers of shares of the Corporation shall be made only on the books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and only on surrender for cancellation of the certificate for such shares. Except as otherwise provided by law, the person in whose name shares stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

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

         Section 4. Stock Regulations. The Board shall have the power and authority to make all such further rules and regulations not inconsistent with the statutes of the State of Iowa as they may deem expedient concerning the issue, transfer, and registration of certificates representing shares of the Corporation.

         Section 5. Record Date. In order that the Corporation may determine the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than seventy (70) days before the date of such meeting or action requiring a determination of shareholders. A determination of shareholders entitled to notice of or to vote at a meeting of the shareholders is effective and shall apply to any adjournment of the meeting, unless the Board fixes a new record date for the adjourned meeting, which it shall do if the meeting is adjourned to a date more than one hundred twenty (120) days after the date fixed for the original meeting.

     Section 6. Transfer Agents and Registrars. The Board may appoint, or authorize any officer or officers to appoint, one or more transfer agents or one or more registrars.

                                   ARTICLE VII

                                   FISCAL YEAR

         The fiscal year of the Corporation shall begin on the 1st day of May and end on the 30th day of April in each year.


                                  ARTICLE VIII

                                    DIVIDENDS

         The Board may from time to time declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by the Restated Articles and the Act.


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

         Sections 2 through 8.  Reserved.


                                   ARTICLE XI

                      VOTING OF SHARES OWNED BY CORPORATION

         Subject always to the specific directions of the Board, any share or shares of stock issued by any other corporation and owned or controlled by the Corporation may be voted at any shareholder's meeting of such other corporation by the Chief Executive Officer, Chief Operating Officer or President of the Corporation if he be present, or in his absence by the Vice President of the Corporation who may be present. Whenever, in the judgment of the Chief Executive Officer, Chief Operating Officer or President, or in his absence, of the Vice President, it is desirable for the Corporation to execute a proxy or give a shareholders' consent in respect to any share or shares of stock issued by any other corporation and owned by the Corporation, such proxy or consent shall be executed in the name of the Corporation by the Chief Executive Officer, Chief Operating Officer, President or the Vice President of the Corporation and shall be attested by the Secretary of the Corporation without necessity of any authorization by the Board. Any person or persons designated in the manner above stated as the proxy or proxies of the Corporation shall have full right, power and authority to vote the share or shares of stock issued by such other corporation and owned by the Corporation the same as such share or shares might be voted by the Corporation.


                                   ARTICLE XII

                                WAIVER OF NOTICE

         Whenever any notice is required to be given to any shareholder or Director of the Corporation under the provisions of the Restated Articles, these By-Laws or the Act, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                  ARTICLE XIII

                               EXECUTIVE COMMITTEE

     Section 1. Appointment. The Board, by resolution adopted by a majority of the full Board, shall designate two or more of its members to constitute an Executive Committee. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board, or any member thereof, of any responsibility imposed by law.

         Section 2. Authority. The Executive Committee, when the Board is not in session, shall have and may exercise all of the authority of the Board except to the extent, if any, that such authority shall be limited by the resolution appointing the Executive Committee and except also that the Executive Committee shall not have the authority of the Board in reference to amending the Restated Articles, adopting a plan of merger or consolidation, recommending to the shareholders the sale, lease or other disposition of all or substantially all of the property and assets of the Corporation otherwise than in the usual and regular course of its business, recommending to the shareholders a voluntary dissolution of the Corporation or a revocation thereof, or amending the By-Laws of the Corporation.

         Section 3. Tenure and Qualifications. Each member of the Executive Committee shall hold office until the next regular annual meeting of the Board following his designation and until his successor is designated as a member of the Executive Committee and is elected and qualified.

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


     Section 8. Resignation and Removal. Any member of the Executive Committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board. Any member of the Executive Committee may resign from the Executive Committee at any time by giving written notice to the Chief Executive Officer, Chief Operating Officer, President or Secretary of the Corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 9. Procedure. The Executive Committee shall elect a presiding officer from its members and may fix its own rules or procedure which shall not be inconsistent with these By-Laws.

                                   ARTICLE XIV

                                 AUDIT COMMITTEE

         Section 1. Appointment. There shall exist a standing Audit Committee composed of not fewer than three Directors of the Corporation at least two of whom are neither officers nor employees of the Corporation. The members of the Audit Committee shall be designated by resolution passed by a majority of the whole Board. The Board may designate one or more qualifying Directors as alternate members of the Audit Committee, who may replace any absent or disqualified members at any meeting of the committee. In the absence of any member of the Audit Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a majority, may unanimously appoint another qualifying member of the Board to act at the meeting in the place of any such absent or disqualified member not replaced by an alternate member designated by the whole Board.

         Section 2. Meeting. The Audit Committee shall meet on at least two occasions each fiscal year, as specified in Section 3, below, and on such other occasions as the members of the committee may deem appropriate and desirable.

         Section 3. Authority. The Audit Committee shall meet each year prior to the initiation of the annual audit and again following completion of the investigatory work of the Corporation's independent auditors. At the former meeting, the committee shall review the proper scope of the audit to be performed by the Corporation's independent auditors and the audit-related expenses to be incurred by the Corporation. At the latter meeting, the committee shall: (1) review with the independent auditor its report or opinion, any recommendations it may have for improving internal accounting controls, management systems, or choice of accounting principles, and its perception of the adequacy of the Corporation's financial and accounting personnel and the cooperation it received from them during the audit; and (2) adopt a resolution recommending to the Board the accounting firm to be selected by the Board as the independent auditor of the Corporation. Moreover, the committee shall, at such times and under such circumstances as it may deem appropriate: (1) recommend that the Board discharge the firm acting as the Corporation's independent auditor; (2) review the engagement of the independent auditor, including the audit fees; (3) review and approve the auditor's performance of non-audit fees and the fees for such services; (4) evaluate the independence of the independent auditor, taking into account the relationship of audit to non-audit fees and other pertinent matters; (5) review with the Corporation's financial and accounting staff compliance with, and the need for any changes in, the Corporation's policies and procedures with respect to internal accounting, auditing and financial controls; (6) evaluate the degree of implementation of any adopted recommendations of the independent auditor; (7) review any significant business transactions which are not a normal part of the Corporation's business, any change in accounting practices and all significant adjustments in the Corporation's financial statements; and (8) perform such other functions, in keeping with the purposes and authorization of the committee, as the committee may deem necessary and appropriate to the accomplishment of its designated objectives. The Audit Committee, to the extent provided in this By-law, shall have and may exercise the powers of the Board in the management of the business and affairs of the Corporation and may authorize the seal of the

Corporation to be affixed to all papers that may require it.

     Section 4. Minutes. The Audit Committee shall keep regular minutes of its meetings and shall report the same to the Board when required.

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


                                   ARTICLE XV

                              NOMINATING COMMITTEE

         Section 1. Appointment. The Board, by resolution adopted by a majority of the full Board, shall designate two or more of its members to constitute a Nominating Committee. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board, or any member thereof, of any responsibility imposed by law.

         Section 2. Authority. The Nominating Committee shall, at such times and under such circumstances as it may deem appropriate: (1) establish criteria and procedures for the election of Directors; (2) review the qualifications of and, when it deems appropriate, interview candidates proposed for nomination as Directors; (3) recommend to the Board not less than sixty (60) days prior to the annual meeting of shareholders Directors to be elected at such meeting; and (4) perform such other duties in connection with the election or termination of Directors as the Board may request.

         Section 3. Tenure and Qualifications. Each member of the Nominating Committee shall hold office until the next regular annual meeting of the Board following his designation and until his successor is designated as a member of the Nominating Committee and is elected and qualified.

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

     Section 7. Vacancies. Any vacancy in the Nominating Committee may be filled by a resolution adopted by a majority of the full Board.

     Section 8. Resignations and Removal. Any member of the Nominating Committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board. Any member of the Nominating Committee may resign from the Nominating Committee at any time by giving written notice to the Chief Executive Officer, Chief Operating Officer, President or Secretary of the Corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

         Section 9. Procedure and Minutes. The Nominating Committee shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these By-Laws. The Nominating Committee shall keep regular minutes of its meetings and shall report the same to the Board when required.

                                   ARTICLE XVI

                             COMPENSATION COMMITTEE

     Section 1. Appointment. The Board, by resolution adopted by a majority of the full Board, shall designate two or more of its members to constitute a Compensation Committee. The designation of such committee and the delegation thereto of authorities shall not operate to relieve the Board, or any member thereof, of any responsibility imposed by law.

         Section 2. Authority. The Compensation Committee shall meet each year at least once, not less than thirty (30) nor more than sixty (60) days before the annual meeting of the Board, and at such other times and under such circumstances as it may deem appropriate: (1) to review management's evaluation of the performance of the executive officers of the Corporation and their compensation arrangements; and (2) to recommend to the Board the compensation levels, salaries and bonuses of the Corporation's executive officers for the following year. The Compensation Committee shall be responsible for the stock incentive plans of the Corporation and shall implement such plans and may make awards or grants in accordance with the terms thereof. The Compensation Committee also shall review and make recommendations to the Board regarding the compensation arrangements of the Corporation's outside directors and with respect to employee benefit programs and bonus or other benefit plans affecting executive officers and directors.

         Section 3. Tenure and Qualifications. Each member of the Compensation Committee shall hold office until the next regular annual meeting of the Board following his designation and until his successor is designated as a member of the Compensation Committee and is elected and qualified.

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

     Section 7. Vacancies. Any vacancy in the Compensation Committee may be filled by a resolution adopted by a majority of the full Board.

     Section 8. Resignations and Removal. Any member of the Compensation Committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board. Any member of the Compensation Committee may resign from the Compensation Committee at any time by giving written notice to the Chief Executive Officer, Chief Operating Officer, President or Secretary of the Corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

         Section 9. Procedure and Minutes. The Compensation Committee shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these By-Laws. The Compensation Committee shall keep regular minutes of its meetings and shall report the same to the Board when required.


                                  ARTICLE XVII

                                   AMENDMENTS

         These By-Laws may be altered, amended or repealed, and new By-Laws may be adopted, at any regular or special meeting of the Board of the Corporation by a majority vote of the Directors present at the meeting.

                                     * * * *

         The foregoing are the Amended and Restated By-Laws of Casey's General Stores, Inc., duly amended and restated at a regular meeting of the Board of Directors of said Corporation held on the 9th day of December, 1996. All ByLaws previously in effect are superseded by these Amended and Restated By-Laws.

                                             CASEY'S GENERAL STORES, INC.



                                   By:      /s/ John G. Harmon
                                            -------------------------
                                            John G. Harmon, Secretary

                                                              Exhibit 10.21(a)


                               FIRST AMENDMENT TO

                              EMPLOYMENT AGREEMENT




         This First Amendment to Employment Agreement is made and entered into as of the 16th day of January, 1997 by and between Casey's General Stores, Inc., an Iowa corporation (the "Company"), and Donald F. Lamberti ("Lamberti").

         WHEREAS, the Company and Lamberti are parties to an Employment Agreement dated as of March 2, 1992 (the "Original Agreement"), providing for the employment of Lamberti to serve as the Chief Executive Officer of the Company under the terms and conditions set forth therein; and

         WHEREAS, the Board of Directors of the Company has determined that it is appropriate and in the best interests of the Company and its shareholders to modify the Original Agreement in certain respects relating to the provision of health insurance coverage and other benefits to be provided to Lamberti and his spouse.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties hereto agree as follows:

         Section 1.  Compensation.   Section 4 of the Original
Agreement is hereby amended to read as follows:

                  4. Compensation. The Company shall pay to Lamberti an annual salary of Three Hundred and Fifty Thousand Dollars ($350,000), payable in equal monthly installments, or such other amount as shall be mutually agreed upon by the Company and Lamberti (the "Salary"). In addition, Lamberti and/or Lamberti's family shall be entitled to receive all benefits presently provided or those which may hereafter be generally provided by the Company to its employees, officers or directors, including health insurance and life insurance. With respect to such health insurance benefits, the Company agrees that at all times the health insurance coverages available to Lamberti and his spouse under such plans shall include provisions providing for lifetime benefits payable on behalf of Lamberti and his spouse of not less than One Million Dollars ($1,000,000) each, or such other amount as the Company and Lamberti may specifically agree upon in writing, subject, however, to any limitations, restrictions or conditions that shall from time to time be necessary to satisfy the requirements of applicable federal or state laws and regulations.

     Section 2. Obligations of the Company Upon Termination of Employment - Death of Lamberti. Section 6, paragraph (a), of the Original Agreement is hereby amended to read as follows:

                  (a) Death of Lamberti. In the event of the death of Lamberti during the term hereof, the Company shall pay to Lamberti's spouse, commencing on the first day of the month following his death and continuing for a period of twenty-four (24) months thereafter, benefits equal to the monthly installments of Salary which would have been due to Lamberti pursuant to Section 4 herein. Immediately following such two-year period, the Company shall commence the payment of monthly benefits to Lamberti's spouse equal in amount to one-half (1/2) of the amount to which Lamberti would have been entitled as retirement benefits under Section 9 herein, which monthly benefits shall be paid for a period of twenty (20) years or until the death of Lamberti's spouse, whichever occurs first. In addition, the Company shall continue at all times to offer and provide health insurance coverage to Lamberti's spouse, in accordance with the plans, programs, practices and policies provided by the Company under the terms of this Agreement at the time of Lamberti's death, until the death of Lamberti's spouse, except to the extent such coverage is or otherwise becomes available to Lamberti's spouse under the Medicare program of benefits.

         Section 3. Obligations of the Company Upon Termination of Employment - Disability. Section 6, paragraph (b), of the Original Agreement is hereby amended by adding the following new unnumbered subparagraph:

                  Notwithstanding any Disability on the part of Lamberti, the Company shall continue at all times to offer and provide health insurance coverages to Lamberti and his spouse, in accordance with the most favorable plans, programs, practices and policies provided by the Company during the 90-day period immediately preceding the Disability Effective Date or, if more favorable to Lamberti, as in effect at any time thereafter with respect to other key employees and their families, until the death of Lamberti and his spouse, except to the extent such coverage is or otherwise becomes available to Lamberti and his spouse under the Medicare program of benefits.

     Section 4. Obligations of the Company Upon Termination of Employment - Good Reason; Other Than for Cause or Disability. Section 6, paragraph (d), subparagraph (ii), of the Original Agreement is hereby amended to read as follows:

                  (ii) for a two-year period following the Date of Termination, the Company shall continue benefits to Lamberti and/or Lamberti's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies provided under this Agreement if Lamberti's employment had not been terminated, including health insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies provided by the Company and its subsidiaries during the 90-day period immediately preceding the Date of Termination or, if more favorable to Lamberti, as in effect at any time thereafter with respect to other key employees and their families. Notwithstanding the foregoing, however, the Company shall continue at all times to offer and provide the above-described health insurance coverages to Lamberti and his spouse until their respective dates of death, except to the extent such coverage is or otherwise becomes available to Lamberti and his spouse under the Medicare program of benefits.

         Section 5. Obligations of the Company Upon Termination of Employment - Good Reason; Other Than for Cause or Disability, Following a Change of Control.
Section 6, paragraph (e), subparagraph (ii), of the Original Agreement is hereby amended to read as follows:

                  (ii) for a three-year period following the Date of Termination, the Company shall continue benefits to Lamberti and/or Lamberti's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies provided under this Agreement if Lamberti's employment had not been terminated, including health insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies provided by the Company and its subsidiaries during the 90-day period immediately preceding the Date of Termination or, if more favorable to Lamberti, as in effect at any time thereafter with respect to other key employees and their families. Notwithstanding the foregoing, however, the Company shall continue at all times to offer and provide the above-described health insurance coverages to Lamberti and his spouse until their respective dates of death, except to the extent such coverage is or otherwise becomes available to Lamberti and his spouse under the Medicare program of benefits.

     Section 6. Retirement of Lamberti - Normal Retirement. Section 9, paragraph
(a) of the Original Agreement is hereby amended to read as follows:

                           (a) Normal Retirement. It is understood that Lamberti
                  shall retire on the last day of the calendar year during which he reaches sixty-five (65) years of age and the Company, in consideration for the services performed under Sections 3 and 10 hereof, shall pay to Lamberti an annual retirement benefit equal to one-half (1/2) of his Salary (adjusted on an annual basis to include the Annual Increase), which benefits shall continue to be paid to Lamberti until his death, after which such benefits shall be paid to Lamberti's spouse for a period ending on (i) the twentieth (20th) anniversary of Lamberti's retirement from the

                  Company or (ii) the death of Lamberti's spouse, whichever occurs first.

     Section 7. Retirement of Lamberti - Option of Lamberti. Section 9, paragraph (c) of the Original Agreement is hereby amended to read as follows:

                           (c) Option of Lamberti.  Upon (i) reaching fifty-nine
                  (59) years of age and (ii) having at any time prior thereto completed twenty-five (25) years of employment with the Company (whether or not this Agreement or an extension thereof is then in effect), Lamberti at his option may retire and shall no longer be required to perform his duties under
                  Section 3 of this Agreement, but Lamberti will be required to perform his duties under Section 10 of this Agreement. If Lamberti elects to retire, the Company shall pay to Lamberti an annual retirement benefit, in lieu of his Salary, in an amount equal to one-half (1/2) of his Salary (adjusted on an annual basis to include the Annual Increase), which benefits shall continue to be paid to Lamberti until his death, after which such benefits shall be paid to Lamberti's spouse for a period ending on (x) the twentieth (20th) anniversary of Lamberti's retirement from the Company or (y) the death of Lamberti's spouse, whichever occurs first. The obligation of the Company to make payments pursuant to this subsection shall not become effective unless and until Lamberti shall have satisfied both of the foregoing conditions and shall have given the Company thirty (30) days written notice of his intention to retire from active employment with the Company, but once both of such conditions have been met, Lamberti's right to receive the benefits described in this Section 9(c) shall vest irrevocably and the Company shall be obligated to make the payments described herein whether or not this Agreement or an extension thereof is then in effect.

     Section 8.  Retirement  of  Lamberti -  Continuation  of Health  Insurance.
Section 9 of the Original Agreement is hereby amended by adding the following new paragraph:

                  (d) Continuation of Health Insurance. Following the retirement of Lamberti under the provisions of this Section 9, the Company shall continue at all times to offer and provide health insurance coverages to Lamberti and his spouse, in accordance with the most favorable plans, programs, practices and policies provided by the Company during the 90-day period immediately preceding the effective date of Lamberti's retirement or, if more favorable to Lamberti, as in effect at any time thereafter with respect to other key employees and their families, until the death of Lamberti and his spouse, except to the extent such coverage is or otherwise becomes available to Lamberti and his spouse under the Medicare program of benefits.

     Section 9. Effective Date of Amendments. The amendments provided for herein shall be deemed effective as of December 9, 1996.

         Section 10.   Miscellaneous.

         (a) Except as otherwise expressly provided, or unless the context otherwise requires, all terms used herein have the meanings assigned to them in the Original Agreement.

         (b) Except as amended herein, all other terms and conditions of the Original Agreement are in all respects ratified, confirmed and approved.

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Employment Agreement to be duly executed and attested, all as of the day and year first above written.

                                                 CASEY'S GENERAL STORES, INC.


                                        By:      /s/ Ronald M. Lamb
                                                 ----------------------
                                                 Ronald M. Lamb, President

ATTEST:


By:      /s/ John G. Harmon
         -----------------------
         John G. Harmon,
         Corporate Secretary

(SEAL)


                                                     /s/ Donald F. Lamberti
                                                     -----------------------
                                                     Donald F. Lamberti

                                                              Exhibit 10.22(a)


                               FIRST AMENDMENT TO

                              EMPLOYMENT AGREEMENT




         This First Amendment to Employment Agreement is made and entered into as of the 16th day of January, 1997 by and between Casey's General Stores, Inc., an Iowa corporation (the "Company"), and Ronald M. Lamb ("Lamb").

         WHEREAS, the Company and Lamb are parties to an Employment Agreement dated as of March 2, 1992 (the "Original Agreement"), providing for the employment of Lamb to serve as the Chief Operating Officer and President of the Company under the terms and conditions set forth therein; and

         WHEREAS, the Board of Directors of the Company has determined that it is appropriate and in the best interests of the Company and its shareholders to modify the Original Agreement in certain respects relating to the provision of health insurance coverage and other benefits to be provided to Lamb and his spouse.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties hereto agree as follows:

         Section 1.                 Compensation.   Section 4 of the Original
Agreement is hereby amended to read as follows:

                  4. Compensation. The Company shall pay to Lamb an annual salary of Three Hundred and Fifty Thousand Dollars ($350,000), payable in equal monthly installments, or such other amount as shall be mutually agreed upon by the Company and Lamb (the "Salary"). In addition, Lamb and/or Lamb's family shall be entitled to receive all benefits presently provided or those which may hereafter be generally provided by the Company to its employees, officers or directors, including health insurance and life insurance. With respect to such health insurance benefits, the Company agrees that at all times the health insurance coverages available to Lamb and his spouse under such plans shall include provisions providing for lifetime benefits payable on behalf of Lamb and his spouse of not less than One Million Dollars ($1,000,000) each, or such other amount as the Company and Lamb may specifically agree upon in writing, subject, however, to any limitations, restrictions or conditions that shall from time to time be necessary to satisfy the requirements of applicable federal or state laws and regulations.

         Section 2. Obligations of the Company Upon Termination of Employment - Death of Lamb. Section 6, paragraph (a), of the Original Agreement is hereby amended to read as follows:

                  (a) Death of Lamb. In the event of the death of Lamb during the term hereof, the Company shall pay to Lamb's spouse, commencing on the first day of the month following his death and continuing for a period of twenty-four (24) months thereafter, benefits equal to the monthly installments of Salary which would have been due to Lamb pursuant to Section 4 herein. Immediately following such two-year period, the Company shall commence the payment of monthly benefits to

         Lamb's spouse equal in amount to one-half (1/2) of the amount to which Lamb would have been entitled as retirement benefits under Section 9 herein, which monthly benefits shall be paid for a period of twenty
         (20) years or until the death of Lamb's spouse, whichever occurs first. In addition, the Company shall continue at all times to offer and provide health insurance coverage to Lamb's spouse, in accordance with the plans, programs, practices and policies provided by the Company under the terms of this Agreement at the time of Lamb's death, until the death of Lamb's spouse, except to the extent such coverage is or otherwise becomes available to Lamb's spouse under the Medicare program of benefits.

         Section 3. Obligations of the Company Upon Termination of Employment - Disability. Section 6, paragraph (b), of the Original Agreement is hereby amended by adding the following new unnumbered subparagraph:

                  Notwithstanding any Disability on the part of Lamb, the Company shall continue at all times to offer and provide health insurance coverages to Lamb and his spouse, in accordance with the most favorable plans, programs, practices and policies provided by the Company during the 90-day period immediately preceding the Disability Effective Date or, if more favorable to Lamb, as in effect at any time thereafter with respect to other key employees and their families, until the death of Lamb and his spouse, except to the extent such coverage is or otherwise becomes available to Lamb and his spouse under the Medicare program of benefits.

         Section 4. Obligations of the Company Upon Termination of Employment - Good Reason; Other Than for
Cause or Disability.   Section 6, paragraph (d),
subparagraph (ii), of the Original Agreement is hereby amended to read as follows:

                  (ii) for a two-year period following the Date of Termination, the Company shall continue benefits to Lamb and/or Lamb's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies provided under this Agreement if Lamb's employment had not been terminated, including health insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies provided by the Company and its subsidiaries during the 90-day period immediately preceding the Date of Termination or, if more favorable to Lamb, as in effect at any time thereafter with respect to other key employees and their families. Notwithstanding the foregoing, however, the Company shall continue at all times to offer and provide the above-described health insurance coverages to Lamb and his spouse until their respective dates of death, except to the extent such coverage is or otherwise becomes available to Lamb and his spouse under the Medicare program of benefits.

         Section 5. Obligations of the Company Upon Termination of Employment - Good Reason; Other Than for Cause or Disability, Following a Change of Control.
Section 6, paragraph (e), subparagraph (ii), of the Original Agreement is hereby amended to read as follows:

                  (ii) for a three-year period following the Date of Termination, the Company shall continue benefits to Lamb and/or Lamb's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies provided under this Agreement if Lamb's employment had not been terminated, including health insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies provided by the Company and its subsidiaries during the 90-day period immediately preceding the Date of Termination or, if more favorable to Lamb, as in effect at any time thereafter with respect to other key employees and their families. Notwithstanding the foregoing, however, the Company shall continue at all times to offer and provide the above-described health insurance coverages to Lamb and his spouse until their respective dates of death, except to the extent such coverage is or otherwise becomes available to Lamb and his spouse under the Medicare program of benefits.

         Section 6.                 Retirement of Lamb - Normal Retirement.
Section 9, paragraph (a) of the Original Agreement is hereby amended to read as follows:

                           (a) Normal  Retirement.  It is  understood  that Lamb
                  shall retire on the last day of the calendar year during which he reaches sixty-five (65) years of age and the Company, in consideration for the services performed under Sections 3 and 10 hereof, shall pay to Lamb an annual retirement benefit equal to one-half (1/2) of his Salary (adjusted on an annual basis to include the Annual Increase), which benefits shall continue to be paid to Lamb until his death, after which such benefits shall be paid to Lamb's spouse for a period ending on
                  (i) the twentieth (20th) anniversary of Lamb's retirement from the Company or (ii) the death of Lamb's spouse, whichever occurs first.

         Section 7.                 Retirement of Lamb - Option of Lamb.
Section 9, paragraph (c) of the Original Agreement is hereby amended to read as follows:

                           (c) Option of Lamb. Upon (i) reaching sixty (60) years of age and (ii) having at any time prior thereto completed twenty-five (25) years of employment with the Company (whether or not this Agreement or an extension thereof is then in effect), Lamb at his option may retire and shall no longer be required to perform his duties under Section 3 of this Agreement, but Lamb will be required to perform his duties under Section 10 of this Agreement. If Lamb elects to retire, the Company shall pay to Lamb an annual retirement benefit, in lieu of his Salary, in an amount equal to one-half (1/2) of his Salary (adjusted on an annual basis to include the Annual Increase), which benefits shall continue to be paid to Lamb until his death, after which such benefits shall be paid to Lamb's spouse for a period ending on (x) the twentieth
                  (20th)  anniversary of Lamb's  retirement  from the Company or
                  (y) the death of Lamb's spouse, whichever occurs first. The obligation of the Company to make payments pursuant to this subsection shall not become effective unless and until Lamb shall have satisfied both of the foregoing conditions and shall have given the Company thirty (30) days written notice of his intention to retire from active employment with the Company, but once both of such conditions have been met, Lamb's right to receive the benefits described in this Section 9(c) shall vest irrevocably and the Company shall be obligated to make the payments described herein whether or not this Agreement or an extension thereof is then in effect.

         Section 8.                 Retirement of Lamb - Continuation of

Health Insurance.   Section 9 of the Original Agreement is
hereby amended by adding the following new paragraph:

                  (d) Continuation of Health Insurance. Following the retirement of Lamb under the provisions of this Section 9, the Company shall continue at all times to offer and provide health insurance coverages to Lamb and his spouse, in accordance with the most favorable plans, programs, practices and policies provided by the Company during the 90-day period immediately preceding the effective date of Lamb's retirement or, if more favorable to Lamb, as in effect at any time thereafter with respect to other key employees and their families, until the death of Lamb and his spouse, except to the extent such coverage is or otherwise becomes available to Lamb and his spouse under the Medicare program of benefits.

         Section 9.                 Effective Date of Amendments.   The
amendments provided for herein shall be deemed effective as of December 9, 1996.

         Section 10.                Miscellaneous.

         (a) Except as otherwise expressly provided, or unless the context otherwise requires, all terms used herein have the meanings assigned to them in the Original Agreement.

         (b) Except as amended herein, all other terms and conditions of the Original Agreement are in all respects ratified, confirmed and approved.

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Employment Agreement to be duly executed and attested, all as of the day and year first above written.

                                                 CASEY'S GENERAL STORES, INC.


                                         By:      /s/ Donald F. Lamberti
                                                  -------------------------
                                                  Donald F. Lamberti, Chief
                                                  Executive Officer

ATTEST:



By:      /s/ John G. Harmon
         --------------------
         John G. Harmon,
         Corporate Secretary

(SEAL)


                                                     /s/ Ronald M. Lamb
                                                     ---------------------
                                                     Ronald M. Lamb

                                                              Exhibit 10.23(a)


                               FIRST AMENDMENT TO

                              EMPLOYMENT AGREEMENT




         This First Amendment to Employment Agreement is made and entered into as of the 9th day of January, 1997 by and between Casey's General Stores, Inc., an Iowa corporation (the "Company"), and Douglas K. Shull ("Shull").

         WHEREAS, the Company and Shull are parties to an Employment Agreement dated as of March 2, 1992 (the "Original Agreement"), providing for the employment of Shull to serve as the Treasurer of the Company under the terms and conditions set forth therein; and

         WHEREAS, the Board of Directors of the Company has determined that it is appropriate and in the best interests of the Company and its shareholders to modify the Original Agreement in certain respects relating to the provision of health insurance coverage and other benefits to be provided to Shull and his spouse.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties hereto agree as follows:

     Section 1. Employment and Term. Section 2 of the Original Agreement is hereby amended to read as follows:

                  2.       Employment and Term.   The Company agrees to
         employ Shull, and Shull agrees to serve the Company, as Treasurer of the Company until August 1, 2001, unless his employment is otherwise terminated as provided herein; provided, however, that in the event of a Change of Control during the foregoing Employment Period, this Agreement shall continue in full force and effect for an additional period of three (3) years following the expiration of the Employment Period (until August 1, 2004).

         Section 2.   Compensation.  Section 4 of the Original
Agreement is hereby amended to read as follows:

                  4. Compensation. The Company shall pay to Shull an annual salary of One Hundred Forty-Five Thousand Dollars ($145,000), payable in equal monthly installments, or such other amount as shall be mutually agreed upon by the Company and Shull (the "Salary"). In addition, Shull and/or Shull's family shall be entitled to receive all benefits presently provided or those which may hereafter be provided generally by the Company to its employees, officers or directors, including health insurance and life insurance. With respect to such health insurance benefits, the Company agrees that at all times the health insurance coverages available to Shull and his spouse under such plans shall include provisions providing for lifetime benefits payable on behalf of Shull and his spouse of not less than One Million Dollars ($1,000,000) each, or such other amount as the Company and Shull may specifically agree upon in writing, subject, however, to any limitations, restrictions or conditions that shall from time to time be necessary to satisfy the requirements of applicable federal or state laws and regulations. Section 3. Termination of Employment - Death or Disability. Section 5, paragraph (a), of the Original Agreement is hereby amended by adding the following new unnumbered subparagraph:

                  Notwithstanding any Disability on the part of Shull, the Company shall continue at all times to offer and provide health insurance coverages to Shull and his spouse, in accordance with the plans, programs, practices and policies provided by the Company during the 90-day period immediately preceding the Disability Effective Date or, if more favorable to Shull, as in effect at any time thereafter with respect to other key employees and their families, until the death of Shull and his spouse, except to the extent such coverage is or otherwise becomes available to Shull and his spouse under the Medicare program of benefits.

     Section 4. Obligations of the Company Upon Termination of Employment - Death of Shull. Section 6, paragraph (a), of the Original Agreement is hereby amended to read as follows:

                  (a) Death of Shull. In the event of the death of Shull during the term hereof, the Company shall pay to Shull's spouse, commencing on the first day of the month following his death and continuing for a period of twelve (12) months thereafter, benefits equal to the monthly installments of Salary which would have been due to Shull pursuant to
         Section 4 herein. Immediately following such one-year period, the Company shall commence the payment of monthly benefits to Shull's spouse equal in amount to one-half (1/2) of the amount to which Shull would have been entitled as retirement benefits under Section 9 herein, which monthly benefits shall be paid for a period of twenty (20) years or until the death of Shull's spouse, whichever occurs first. In addition, the Company shall continue at all times to offer and provide health insurance coverage to Shull's spouse, in accordance with the plans, programs, practices and policies provided by the Company under the terms of this Agreement at the time of Shull's death, until the death of Shull's spouse, except to the extent such coverage is or otherwise becomes available to Shull's spouse under the Medicare program of benefits.

     Section 5. Obligations of the Company Upon Termination of Employment - Good Reason; Other Than for Cause or Disability. Section 6, paragraph (c), subparagraph (ii), of the Original Agreement is hereby amended to read as follows:

                  (ii) for a two-year period following the Date of Termination, the Company shall continue benefits to Shull and/or Shull's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies provided under this Agreement if Shull's employment had not been terminated, including health insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies provided by the Company and its subsidiaries during the 90-day period immediately preceding the Date of Termination or, if more favorable to Shull, as in effect at any time thereafter with respect to other key employees and their families. Notwithstanding the foregoing, however, the Company shall continue at all times to offer and provide the above-described health insurance coverages to Shull and his spouse until their respective dates of death, except to the extent such coverage is or otherwise becomes available to Shull and his spouse under the Medicare program of benefits.

     Section 6. Obligations of the Company Upon Termination of Employment - Good Reason; Other Than for Cause or Disability, Following a Change of Control.

Section 6, paragraph (e), subparagraph (ii), of the Original Agreement is hereby amended to read as follows:

                  (ii) for a three-year period following the Date of Termination, the Company shall continue benefits to Shull and/or Shull's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies provided under this Agreement if Shull's employment had not been terminated, including health insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies provided by the Company and its subsidiaries during the 90-day period immediately preceding the Date of Termination or, if more favorable to Shull, as in effect at any time thereafter with respect to other key employees and their families. Notwithstanding the foregoing, however, the Company shall continue at all times to offer and provide the above-described health insurance coverages to Shull and his spouse until their respective dates of death, except to the extent such coverage is or otherwise becomes available to Shull and his spouse under the Medicare program of benefits.

         Section 7.                 Retirement of Shull - Normal Retirement.
Section 9, paragraph (a) of the Original Agreement is hereby amended to read as follows:

                           (a) Normal  Retirement.  Provided that this Agreement
                  or an extension thereof remains in effect, it is understood that Shull shall retire on the last day of the calendar year during which he reaches sixty-five (65) years of age, and the Company, in consideration for the services performed under Sections 3 and 10 hereof, shall pay to Shull, in such event, an annual retirement benefit equal to one-half (1/2) of his Salary (adjusted on an annual basis to include the Annual Increase), which benefits shall continue to be paid to Shull until his death, after which such benefits shall be paid to Shull's spouse for a period ending on (i) the twentieth (20th) anniversary of Shull's retirement from the Company or (ii) the death of Shull's spouse, whichever occurs first.

         Section 8.                 Retirement of Shull - Option of Shull.
Section 9, paragraph (c), of the Original Agreement is hereby amended to read as follows:

                  (c) Option of Shull. Provided that this Agreement or an extension thereof remains in effect, Shull, upon reaching fifty-eight
         (58) years of age, at his option, may retire and shall no longer be required to perform his duties under Section 3 of this Agreement, but Shull will be required to perform his duties under Section 10 of this Agreement. If Shull elects to retire, the Company shall pay to Shull an annual retirement benefit, in lieu of his Salary, in an amount equal to one-third (1/3) of his Salary at age fifty-eight (58) (adjusted thereafter on an annual basis to include the Annual Increase), with such base amount to be increased each year thereafter by 2.4 percent of the adjusted annual Salary until Shull determines to retire, to a maximum amount equal to one-half (1/2) of Shull's Salary on the date of his retirement occurring after he reaches age sixty-five (65), such benefits to continue to be paid to Shull until his death, after which such benefits shall be paid to Shull's spouse for a period ending on
         (i) the twentieth (20th) anniversary of Shull's retirement from the Company or (ii) the death of Shull's spouse, whichever occurs first. The obligation of the Company to make payments pursuant to this subsection shall not become effective unless and until Shull shall have given the Company thirty (30) days written notice of his intention to retire from active employment with the Company.

         Section 9.                 Retirement of Shull - Continuation of
Health Insurance.   Section 9 of the Original Agreement is
hereby amended by renumbering existing paragraph (d) as paragraph (e) and by adding the following paragraph as a new paragraph (d):

                  (d) Continuation of Health Insurance. Following the retirement of Shull under the provisions of this Section 9, the Company shall continue at all times to offer and provide health insurance coverages to Shull and his spouse, in accordance with the most favorable plans, programs, practices and policies provided by the Company during the 90-day period immediately preceding the effective date of Shull's retirement or, if more favorable to Shull, as in effect at any time thereafter with respect to other key employees and their families, until the death of Shull and his spouse, except to the extent such coverage is or otherwise becomes available to Shull and his spouse under the Medicare program of benefits, and provided further that Shull and his spouse shall pay the same contribution as that required by other Company employees receiving such benefits until they reach sixty-five (65) years of age.

         Section 10.                Effective Date of Amendments.   The
amendments provided for herein shall be deemed effective as of December 9, 1996.

         Section 11.                Miscellaneous.

         (a) Except as otherwise expressly provided, or unless the context otherwise requires, all terms used herein have the meanings assigned to them in the Original Agreement.

         (b) Except as amended herein, all other terms and conditions of the Original Agreement are in all respects ratified, confirmed and approved.

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Employment Agreement to be duly executed and attested, all as of the day and year first above written.


                                               CASEY'S GENERAL STORES, INC.



                                      By:      /s/ Ronald M. Lamb
                                               ---------------------
                                               Ronald M. Lamb, President
ATTEST:



By:      /s/ John G. Harmon
         ---------------------
         John G. Harmon, Secretary

(SEAL)


                                                /s/ Douglas K. Shull
                                                ---------------------
                                                Douglas K. Shull

                                                             Exhibit 10.24(a)


                               FIRST AMENDMENT TO

                              EMPLOYMENT AGREEMENT




         This First Amendment to Employment Agreement is made and entered into as of the 9th day of January, 1997 by and between Casey's General Stores, Inc., an Iowa corporation (the "Company"), and John G. Harmon ("Harmon").

         WHEREAS, the Company and Harmon are parties to an Employment Agreement dated as of July 19, 1994 (the "Original Agreement"), providing for the employment of Harmon to serve as the Corporate Secretary of the Company under the terms and conditions set forth therein; and

         WHEREAS, the Board of Directors of the Company has determined that it is appropriate and in the best interests of the Company and its shareholders to modify the Original Agreement in certain respects relating to the provision of health insurance coverage and other benefits to be provided to Harmon and his spouse.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties hereto agree as follows:

         Section 1.    Employment and Term.   Section 2 of the
Original Agreement is hereby amended to read as follows:

                  2. Employment and Term. The Company agrees to employ Harmon, and Harmon agrees to serve the Company, as Secretary of the Company until August 1, 2001, unless his employment is otherwise terminated as provided herein; provided, however, that in the event of a Change of Control during the foregoing Employment Period, this Agreement shall continue in full force and effect for an additional period of three (3) years following the expiration of the Employment Period (until August 1, 2004).

         Section 2.    Compensation.   Section 4 of the Original
Agreement is hereby amended to read as follows:

                  4. Compensation. The Company shall pay to Harmon an annual salary of One Hundred Thirty-Five Thousand Dollars ($135,000), payable in equal monthly installments, or such other amount as shall be mutually agreed upon by the Company and Harmon (the "Salary"). In addition, Harmon and/or Harmon's family shall be entitled to receive all benefits presently provided or those which may hereafter be provided generally by the Company to its employees, officers or directors, including health insurance and life insurance. With respect to such health insurance benefits, the Company agrees that at all times the health insurance coverages available to Harmon and his spouse under such plans shall include provisions providing for lifetime benefits payable on behalf of Harmon and his spouse of not less than One Million Dollars ($1,000,000) each, or such other amount as the Company and Harmon may specifically agree upon in writing, subject, however, to any limitations, restrictions or conditions that shall from time to time be necessary to satisfy the requirements of applicable federal or state laws and regulations.

         Section 3.    Termination of Employment - Death or
Disability.   Section 5, paragraph (a), of the Original

Agreement is hereby amended by adding the following new unnumbered subparagraph:

                  Notwithstanding any Disability on the part of Harmon, the Company shall continue at all times to offer and provide health insurance coverages to Harmon and his spouse, in accordance with the plans, programs, practices and policies provided by the Company during the 90-day period immediately preceding the Disability Effective Date or, if more favorable to Harmon, as in effect at any time thereafter with respect to other key employees and their families, until the death of Harmon and his spouse, except to the extent such coverage is or otherwise becomes available to Harmon and his spouse under the Medicare program of benefits.

         Section 4.    Obligations of the Company Upon
Termination of Employment - Death of Harmon. Section 6, paragraph (a), of the Original Agreement is hereby amended to read as follows:

                  (a) Death of Harmon. In the event of the death of Harmon during the term hereof, the Company shall pay to Harmon's spouse, commencing on the first day of the month following his death and continuing for a period of twelve (12) months thereafter, benefits equal to the monthly installments of Salary which would have been due to Harmon pursuant to Section 4 herein. Immediately following such one-year period, the Company shall commence the payment of monthly benefits to Harmon's spouse equal in amount to one-half (1/2) of the amount to which Harmon would have been entitled as retirement benefits under Section 9 herein, which monthly benefits shall be paid for a period of twenty (20) years or until the death of Harmon's spouse, whichever occurs first. In addition, the Company shall continue at all times to offer and provide health insurance coverage to Harmon's spouse, in accordance with the plans, programs, practices and policies provided by the Company under the terms of this Agreement at the time of Harmon's death, until the death of Harmon's spouse, except to the extent such coverage is or otherwise becomes available to Harmon's spouse under the Medicare program of benefits.

     Section 5. Obligations of the Company Upon Termination of Employment - Good Reason; Other Than for Cause or Disability. Section 6, paragraph (c), subparagraph (ii), of the Original Agreement is hereby amended to read as follows:

                  (ii) for a two-year period following the Date of Termination, the Company shall continue benefits to Harmon and/or Harmon's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies provided under this Agreement if Harmon's employment had not been terminated, including health insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies provided by the Company and its subsidiaries during the 90-day period immediately preceding the Date of Termination or, if more favorable to Harmon, as in effect at any time thereafter with respect to other key employees and their families. Notwithstanding the foregoing, however, the Company shall continue at all times to offer and provide the above-described health insurance coverages to Harmon and his spouse until their respective dates of death, except to the extent such coverage is or otherwise becomes available to Harmon and his spouse under the Medicare program of benefits.

         Section 6. Obligations of the Company Upon Termination of Employment - Good Reason; Other Than for Cause or Disability, Following a Change of Control.
Section 6, paragraph (d), subparagraph (ii), of the Original Agreement is hereby amended to read as follows:

                  (ii) for a three-year period following the Date of Termination, the Company shall continue benefits to Harmon and/or Harmon's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies provided under this Agreement if Harmon's employment had not been terminated, including health insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies provided by the Company and its subsidiaries during the 90-day period immediately preceding the Date of Termination or, if more favorable to Harmon, as in effect at any time thereafter with respect to other key employees and their families. Notwithstanding the foregoing, however, the Company shall continue at all times to offer and provide the above-described health insurance coverages to Harmon and his spouse until their respective dates of death, except to the extent such coverage is or otherwise becomes available to Harmon and his spouse under the Medicare program of benefits.

         Section 7.   Retirement of Harmon - Normal Retirement.
Section 9, paragraph (a) of the Original Agreement is hereby amended to read as follows:
\
                           (a)      Normal Retirement.   Provided that this
                  Agreement or an extension thereof remains in effect, it is understood that Harmon shall retire on the last day of the calendar year during which he reaches sixty-five (65) years of age, and the Company, in consideration for the services performed under Sections 3 and 10 hereof, shall pay to Harmon, in such event, an annual retirement benefit equal to one-half (1/2) of his Salary (adjusted on an annual basis to include the Annual Increase), which benefits shall continue to be paid to Harmon until his death, after which such benefits shall be paid to Harmon's spouse for a period ending on (i) the twentieth (20th) anniversary of Harmon's retirement from the Company or (ii) the death of Harmon's spouse, whichever occurs first.

         Section 8.   Retirement of Harmon - Option of Harmon.
Section 9, paragraph (c), of the Original Agreement is hereby amended to read as follows:

                  (c) Option of Harmon. Provided that this Agreement or an extension thereof remains in effect, Harmon, upon reaching fifty-five
         (55) years of age, at his option, may retire and shall no longer be required to perform his duties under Section 3 of this Agreement, but Harmon will be required to perform his duties under Section 10 of this Agreement. If Harmon elects to retire, the Company shall pay to Harmon an annual retirement benefit, in lieu of his Salary, in an amount equal to one-fourth (1/4) of his Salary at age fifty-five (55) (adjusted thereafter on an annual basis to include the Annual Increase), with such base amount to be increased each year thereafter by five percent (5%) of the adjusted annual Salary until Harmon determines to retire, to a maximum amount equal to one-half (1/2) of Harmon's Salary on the date of his retirement occurring after he reaches age sixty (60), such benefits to continue to be paid to Harmon until his death, after which such benefits shall be paid to Harmon's spouse for a period ending on
         (i) the
         twentieth (20th) anniversary of Harmon's retirement from the Company or
         (ii) the death of Harmon's spouse, whichever occurs first. The obligation of the Company to make payments pursuant to this subsection shall not become effective unless and until Harmon shall have given the Company thirty (30) days written notice of his intention to retire from active employment with the Company.

         Section 9.    Retirement of Harmon - Continuation of
Health Insurance.   Section 9 of the Original Agreement is
hereby amended by renumbering existing paragraph (d) as paragraph (e) and by adding the following paragraph as a new paragraph (d):

                  (d) Continuation of Health Insurance. Following the retirement of Harmon under the provisions of this Section 9, the Company shall continue at all times to offer and provide health insurance coverages to Harmon and his spouse, in accordance with the most favorable plans, programs, practices and policies provided by the Company during the 90-day period immediately preceding the effective date of Harmon's retirement or, if more favorable to Harmon, as in effect and any time thereafter with respect to other key employees and their families, until the death of Harmon and his spouse, except to the extent such coverage is or otherwise becomes available to Harmon and his spouse under the Medicare program of benefits, and provided further that Harmon and his spouse shall pay the same contribution as that required of other Company employees receiving such benefits until they reach sixty-five (65) years of age.

         Section 10.   Effective Date of Amendments.   The
amendments provided for herein shall be deemed effective as of December 9, 1996.

         Section 11.    Miscellaneous.

         (a) Except as otherwise expressly provided, or unless the context otherwise requires, all terms used herein have the meanings assigned to them in the Original Agreement.

         (b) Except as amended herein, all other terms and conditions of the Original Agreement are in all respects ratified, confirmed and approved.

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Employment Agreement to be duly executed and attested, all as of the day and year first above written.

                                           CASEY'S GENERAL STORES, INC.


                                  By:      /s/ Ronald M. Lamb
                                           --------------------
                                           Ronald M. Lamb, President
ATTEST:


By:      /s/ Eli J. Wirtz
         ---------------------
         Eli J. Wirtz,
         Assistant Secretary

(SEAL)


                                           /s/ John G. Harmon
                                           -------------------
                                           John G. Harmon

                                                             Exhibit 10.29


                              EMPLOYMENT AGREEMENT


         AGREEMENT by and between Casey's General Stores, Inc. (the "Company"), and _________________________ (the "Employee"), dated as of the ________ day of
_______________, 1997.
         The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Employee, notwithstanding the possibility, threat, or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Employee by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control, to encourage the Employee's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Employee with compensation arrangements upon a Change of Control which provide the Employee with individual financial security and which are competitive with those of other corporations and, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

         NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

         1. Certain Definitions. (a) The "Effective Date" shall be the first date during the "Change of Control Period" (as defined in Section l(b)) on which a Change of Control occurs. Anything in this Agreement to the contrary notwithstanding, if the Employee's employment with the Company is terminated prior to the date on which a Change of Control occurs, and it is reasonably demonstrated that such termination (1) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (2) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination.

                  (b) The "Change of Control Period" is the period commencing on the date hereof and ending on the earlier to occur of (i) the second anniversary of such date or (ii) the first day of the month next following the Employee's normal retirement date ("Normal Retirement Date") under the terms of the Sixth Amended and Restated Casey's General Stores, Inc. Employees' Stock Ownership Plan and Trust Agreement or any successor retirement plan (the "Retirement Plan"); provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof is hereinafter referred to as the "Renewal Date"), the Change of Control Period shall be automatically extended so as to terminate on the earlier of (x) two years from such Renewal

Date or (y) the first day of the month coinciding with or next following the Employee's Normal Retirement Date, unless at least 60 days prior to the Renewal Date the Company shall give notice that the Change of Control Period shall not be so extended.

         2. Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:

                  (i) The acquisition (other than from the Company) by any person, entity or "group", within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act"), (excluding, for this purpose, the Company or its subsidiaries, or any employee benefit plan of the Company or its subsidiaries which acquires beneficial ownership of voting securities of the Company) of beneficial ownership, (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either the then outstanding shares of Common Stock, no par value, of the Company or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors (hereinafter referred to as the "Common Stock"), unless such beneficial ownership was acquired as a result of an acquisition of shares of Common Stock by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such person, entity or "group" to twenty percent (20%) or more of the Common Stock of the Company then outstanding; provided, however, that if a person, entity or "group" shall become the beneficial owner of twenty percent (20%) or more of the Common Stock of the Company then outstanding by reason of share purchases by the Company and shall, after such share purchases by the Company, become the beneficial owner of any additional shares of Common Stock of the Company, then such person, entity or "group" shall be deemed to have met the conditions hereof; or

                  (ii) Individuals who, as of the date hereof, constitute the Board (as of the date hereof, the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board; or

                  (iii)             Approval by the shareholders of the
Company of a reorganization, merger, consolidation, in each case, with respect to which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or a liquidation or dissolution of the Company or of the sale of all or substantially all of the assets of the Company.

         3. Employment Period. The Company hereby agrees to continue the Employee in its employ, and the Employee hereby agrees to remain in the employ of the Company, for the period commencing on the Effective Date and ending on the earlier to occur of (a) the second anniversary of such date or (b) the first day of the month coinciding with or next following the Employee's Normal Retirement Date (the "Employment Period").

         4.       Terms of Employment.  (a)  Position and Duties.

     (i) During the Employment Period, (A) the Employee's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the Effective Date and (B) the Employee's services shall be performed at the location where the Employee was employed immediately preceding the Effective Date or any office or location less than thirty-five (35) miles from such location.

                  (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Employee is entitled, the Employee agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Employee hereunder, to use the Employee's reasonable best efforts to perform faithfully and efficiently such responsibilities.

         (b) Compensation. (i) Base Salary. During the Employment Period, the Employee shall receive a base salary ("Base Salary") at a monthly rate at least equal to the highest monthly base salary paid or payable to the Employee by the Company during the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Base Salary shall be reviewed at least annually and shall be increased at any time and from time to time as shall be substantially consistent with increases in base salary awarded in the ordinary course of business to other key employees of the Company and its subsidiaries. Any increase in Base Salary shall not serve to limit or reduce any other obligation to the Employee under this Agreement. Base Salary shall not be reduced after any such increase.

                  (ii) Annual Bonus. In addition to Base Salary, the Employee shall be awarded, for each fiscal year during the Employment Period, an annual bonus (an "Annual Bonus") in cash at least equal to the average bonus payable to the Employee from the Company and its subsidiaries in respect of the three fiscal years immediately preceding the fiscal year in which the Effective Date occurs.

                  (iii) Incentive, Savings and Retirement Plans. In addition to Base Salary and Annual Bonus payable as hereinabove provided, the Employee shall be entitled to participate during the Employment Period in all incentive, savings and retirement plans, practices, policies and programs applicable to other key employees of the Company and its subsidiaries, in each case providing benefits which are the economic equivalent to those in effect or as subsequently amended. Such plans, practices, policies and programs, in the aggregate, shall provide the Employee with compensation, benefits and reward opportunities at least as favorable as the most favorable of such compensation, benefits and reward opportunities provided by the Company for the Employee under such plans, practices, policies and programs as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee, as provided at any time thereafter with respect to other key employees of the Company and its subsidiaries.

                  (iv) Welfare Benefit Plans. During the Employment Period, the Employee and/or the Employee's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its subsidiaries (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs), at least as favorable as the most favorable of such plans, practices, policies and programs in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee and/or the Employee's family, as in effect at any time thereafter with respect to other key employees of the Company and its subsidiaries.

                  (v) Expenses. During the Employment Period, the Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in accordance with the most favorable policies, practices and procedures of the Company and its subsidiaries in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee, as in effect at any time thereafter with respect to other key employees of the Company and its subsidiaries.

                  (vi)     Fringe Benefits.  During the Employment
Period, the Employee shall be entitled to fringe benefits, including the continued use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its subsidiaries in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee, as in effect at any time thereafter with respect to other key employees of the Company and its subsidiaries.

     (vii) Office and Support Staff. During the Employment Period, the Employee shall be entitled to an office or offices of a size and with furnishings and other appointments, and to secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Employee by the Company and its subsidiaries at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee, as provided at any time thereafter with respect to other key employees of the Company and its subsidiaries.

     (viii) Vacation. During the Employment Period, the Employee shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its subsidiaries as in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee, as in effect at any time thereafter with respect to other key employees of the Company and its subsidiaries.

         5. Termination. (a) Death or Disability. This Agreement shall terminate automatically upon the Employee's death. If the Company determines in good faith that the Disability of the Employee has occurred (pursuant to the definition of "Disability" set forth below), it may give to the Employee written notice of its intention to terminate the Employee's employment. In such event, the Employee's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Employee (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Employee shall not have returned to full-time performance of the Employee's duties. For purposes of this Agreement, "Disability" means disability which, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Employee or the Employee's legal representative (such agreement as to acceptability not to be withheld unreasonably).

                  (b) Cause. The Company may terminate the Em ployee's employment for "Cause." For purposes of this Agreement, "Cause" means (i) an act or acts of personal dishonesty taken by the Employee and intended to result in substantial personal enrichment of the Employee at the expense of the Company,
(ii) repeated  violations by the Employee of the  Employee's  obligations  under
Section 4(a) of this Agreement which are demonstrably willful and deliberate on the Employee's part and which are not remedied in a reasonable period of time after receipt of written notice from the Company or (iii) the conviction of the Employee of a felony.

                  (c) Good Reason. The Employee's employment may be terminated by the Employee for Good Reason. For purposes of this Agreement, "Good Reason" means

                           (i) the  assignment  to the  Employee  of any  duties
                  inconsistent  in any  respect  with  the  Employee's  position
                  (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Employee;

                           (ii) any failure by the Company to comply with any of
                  the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company
                  promptly   after  receipt  of  notice  thereof  given  by  the
                  Employee;

                           (iii) the  Company's  requiring  the  Employee  to be
                  based at any office or location  other than that  described in
                  Section  4(a)(i)(B)  hereof,   except  for  travel  reasonably
                  required    in   the    performance    of    the    Employee's
                  responsibilities;

                           (iv)     any purported termination by the
                  Company of the Employee's employment otherwise than as expressly permitted by this Agreement; or

                           (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

         For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Employee shall be conclusive.

                  (d) Notice of Termination. Any termination by the Company for Cause or by the Employee for Good Reason shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen (15) days after the giving of such notice). The failure by the Employee to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason shall not waive any right of the Employee hereunder or preclude the Employee from asserting such fact or circumstance in enforcing his rights hereunder.

                  (e) Date of Termination. "Date of Termination" means the date of receipt of the Notice of Termination or any later date specified therein, as the case may be; provided, however, that (i) if the Employee's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Employee of such termination and (ii) if the Employee's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Employee or the Disability Effective Date, as the case may be.

         6.       Obligations of the Company upon Termination.

                  (a)      Death.  If the Employee's employment is
terminated by reason of the Employee's death, this Agreement shall terminate without further obligations to the Employee's legal representatives under this Agreement, other than those obligations accrued or earned and vested (if applicable) by the Employee as of the Date of Termination, including, for this purpose (i) the Employee's full Base Salary through the Date of Termination at the rate in effect on the Date of Termination or, if higher, at the highest rate in effect at any time from the 90-day period preceding the Effective Date through the Date of Termination  (the "Highest Base Salary"),
(ii) the product of the Annual Bonus paid to the Employee for the last full fiscal year and a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (iii) any compensation previously deferred by the Employee (together with any accrued interest thereon) and not yet paid by the Company and any accrued vacation pay not yet paid by the Company (such amounts specified in clauses (i), (ii) and (iii) are hereinafter referred to as "Accrued Obligations"). All such Accrued Obligations shall be paid to the Employee's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. Anything in this Agreement to the contrary notwithstanding, the Employee's family shall be entitled to receive benefits at least equal to the most favorable benefits provided by the Company and any of its subsidiaries to surviving families of employees of the Company and such subsidiaries under such plans, programs, practices and policies relating to family death benefits, if any, in accordance with the most favorable plans, programs, practices and policies of the Company and its subsidiaries in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee and/or the Employee's family, as in effect on the date of the Employee's death with respect to other key employees of the Company and its subsidiaries and their families.

                  (b) Disability. If the Employee's employment is terminated by reason of the Employee's Disability, this Agreement shall terminate without further obligations to the Employee, other than those obligations accrued or earned and vested (if applicable) by the Employee as of the Date of Termination, including for this purpose, all Accrued Obligations. All such Accrued Obligations shall be paid to the Employee in a lump sum in cash within 30 days of the Date of Termination. Anything in this Agreement to the contrary notwithstanding, the Employee shall be entitled after the Disability Effective Date to receive disability and other benefits at least equal to the most favorable of those provided by the Company and its subsidiaries to disabled employees and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, in accordance with the most favorable plans, programs, practices and policies of the Company and its subsidiaries in effect at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee and/or the Employee's family, as in effect at any time thereafter with respect to other key employees of the Company and its subsidiaries and their families.

                  (c) Cause; Other than for Good Reason. If the Employee's employment shall be terminated for Cause, this

Agreement shall terminate without further obligations to the Employee other than the obligation to pay to the Employee the Highest Base Salary through the Date of Termination plus the amount of any compensation previously deferred by the Employee (together with accrued interest thereon). If the Employee terminates employment other than for Good Reason, this Agreement shall terminate without further obligations to the Employee, other than those obligations accrued or earned and vested (if applicable) by the Employee through the Date of Termination, including for this purpose, all Accrued Obligations. All such Accrued Obligations shall be paid to the Employee in a lump sum in cash within 30 days of the Date of Termination.

                  (d) Good Reason; Other Than for Cause or Disabil ity. If, during the Employment Period, the Company shall terminate the Employee's employment other than for Cause, Disability, or death or if the Employee shall terminate his employment for Good Reason:

                  (i) the Company shall pay to the Employee in a lump sum in cash within thirty (30) days after the Date of Termination the aggregate of the following amounts:

                           A. to the extent not theretofore paid, the Employee's Highest Base Salary through the Date of Termination; and

                           B. the product of (x) the Annual Bonus paid to the Employee for the last full fiscal year (if any) ending during the Employment Period or, if higher, the Annual Bonus paid to the Employee for the last full fiscal year prior to the Effective Date (as applicable, the "Recent Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination and the denominator of which is 365; and

                           C. the product of (x) three [or two] and (y) the sum of (i) the Highest Base Salary and (ii) the Recent Bonus; and

                           D. in the case of compensation previously deferred by the Employee, all amounts previously deferred (together with any accrued interest thereon) and not yet paid by the Company, and any accrued vacation pay not yet paid by the Company;
                  and

                  (ii)     for the remainder of the Employment
         Period, or such longer period as any plan program, practice or policy may provide, the Company shall continue benefits to the Employee and/or the Employee's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the
         Employee's  employment  had  not  been  terminated,   including  health
         insurance and life insurance, in accordance with the most favorable plans, practices, programs or policies of the Company and its subsidiaries during the 90-day period immediately preceding the Effective Date or, if more favorable to the Employee, as in effect at any time thereafter with respect to other key employees and their families, and for purposes of eligibility for retiree benefits pursuant to such plans, practices, programs and policies, the Employee shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period.

         7.       Non-exclusivity of Rights.  Nothing in this
Agreement shall prevent or limit the Employee's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices, provided by the Company or any of its subsidiaries and for which the Employee may qualify, nor shall anything herein limit or otherwise affect such rights as the Employee may have under any stock option or other agreements with the Company or any of its subsidiaries. Amounts which are vested benefits or which the Employee is otherwise entitled to receive under any plan, policy, practice or program of the Company or any of its subsidiaries at or subsequent to the Date of Termina tion shall be payable in accordance with such plan, policy, practice or program.

         8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Employee or others. In no event shall the Employee be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee under any of the provisions of this Agreement. The Company agrees to pay, to the full extent permitted by law, all legal fees and expenses which the Employee may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Employee about the amount of any payment pursuant to
Section 9 of this Agreement), plus in each case interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Internal Revenue Code of 1986, as amended (the "Code").

         9. Certain Reduction of Payments by the Company. (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Employee (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise) (a "Payment") would be nondeductible by the Company for Federal income tax purposes because of Section 280G of the Code, then the aggregate present value of amounts payable or distributable to or for the benefit of the Employee pursuant to this Agreement (such payments or distributions pursuant to this Agreement are hereinafter referred to as "Agreement Payments") shall be reduced to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of Section 280G of the Code. Anything to the contrary notwithstanding, if the Reduced Amount is zero and it is determined further that any Payment which is not an Agreement Payment would nevertheless be nondeductible by the Company for Federal income tax purposes because of Section 280G of the Code, then the aggregate present value of Payments which are not Agreement Payments shall also be reduced (but not below zero) to an amount expressed in present value which maximizes the aggregate present value of Payments without causing any Payment to be nondeductible by the Company because of Section 280G of the Code. For purposes of this Section 9, present value shall be determined in accordance with
Section 280G(d)(4) of the Code.

         (b) All determinations required to be made under this Section 9 shall be made by KPMG Peat Marwick LLP, or such other firm as shall have conducted the most recent audit of the Company's financial statements (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Employee within 15 business days of the

Date of Termination or such earlier time as is requested by the Company and an opinion to the Employee that he has substantial authority not to report any Excise Tax on his Federal income tax return with respect to any Payments. Any such determination by the Accounting Firm shall be binding upon the Company and the Employee. The Employee shall determine which and how much of the Payments shall be eliminated or reduced consistent with the requirements of this Section 9, provided that, if the Employee does not make such determination within ten business days of the receipt of the calculations made by the Accounting Firm, the Company shall elect which and how much of the Payments shall be eliminated or reduced consistent with the requirements of this Section 9 and shall notify the Employee promptly of such election. Within five business days thereafter, the Company shall pay to or distribute to or for the benefit of the Employee such amounts as are then due to the Employee under this Agreement.

         (c) As a result of the uncertainty in the application of Section 280G of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Payments will have been made by the Company which should not have been made ("Overpayment") or that additional Payments which will not have been made by the Company could have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the Accounting Firm, based upon the assertion of a deficiency by the Internal Revenue Service against the Employee which the Accounting Firm believes has a high probability of success determines that an Overpayment has been made, any such Overpayment paid or distributed by the Company to or for the benefit of the Employee shall be treated for all purposes as a loan ab initio to the Employee which the Employee shall repay to the Company together with interest at the applicable federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no such loan shall be deemed to have been made and no amount shall be payable by the Employee to the Company if and to the extent such deemed loan and payment would not either reduce the amount on which the Employee is subject to tax under
Section 1 and Section 4999 of the Code or generate a refund of such taxes. In the event that the Accounting Firm, based upon controlling precedent or other substantial authority, determines that an Underpayment has occurred, any such Underpayment shall be promptly paid by the Company to or for the benefit of the Employee together with interest at the applicable federal rate provided for in
Section 7872(f)(2) of the Code.

         10. Confidential Information. The Employee shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its subsidiaries, and their respective businesses, which shall have been obtained by the Employee during the Employee's employment by the

Company or any of its subsidiaries and which shall not be or become public knowledge (other than by acts by the Employee or his representatives in violation of this Agreement). After termination of the Employee's employment with the Company, the Employee shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Employee under this Agreement.

         11. Successors. (a) This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee otherwise than by will or the laws of descent and distribution. This
Agreement shall inure to the benefit of and be enforceable by the Employee's legal representatives.

                  (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                  (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

         12.      Miscellaneous.   (a)  This Agreement shall be
governed by and construed in accordance with the laws of the State of Iowa, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

                  (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows: If to the Company, to Casey's General Stores, Inc., P.O. Box 3001, One Convenience Blvd., Ankeny, Iowa 50021, Attn: President; and if to the Employee, to his or her address appearing on the books of the Company, or to his residence, or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

                  (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

                  (d) The Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                  (e) The Employee's failure to insist upon strict compliance with any provision hereof shall not be deemed to be a waiver of such provision or any other provision thereof.

                  (f)      This Agreement contains the entire
understanding of the Company and the Employee with respect to the subject matter hereof.

     (g) The Employee and the Company acknowledge that the employment of the Employee by the Company is "at will", and, prior to the Effective Date, may be terminated by either the Employee or the Company at any time, with or without cause, and with or without prior notice. The Employee acknowledges that this Agreement does not constitute a contract of continued employment for any specified term, or a contract of any type for any benefits or rights of employment, until the Effective Date hereof, and that upon a termination of the Employee's employment prior to the Effective Date, there shall be no further rights under this Agreement.

         IN WITNESS WHEREOF, the Employee has hereunto set his or her hand and, pursuant to the authorization from its Board of Directors, the Company as caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


                                            ---------------------------------
                                            (Employee)
                                            ----------------------------
                                            (Print name below signature)



                                            CASEY'S GENERAL STORES, INC.



                                            By: ---------------------------
                                                President
ATTEST:



By:      -------------------
         Corporate Secretary

                                                                    Exhibit 11


                          CASEY'S GENERAL STORES, INC.
                        Computation of Per Share Earnings


                                                          Three Months Ended
                                                              January 31,
                                                        1997             1996

Weighted average number of
  common and common equivalent
  shares:
    Weighted average number
      of shares outstanding .................        26,225,206       26,125,906
    Shares applicable to
      stock options .........................            57,829          124,314
                                                    -----------       ----------

                                                     26,283,035       26,250,220
                                                    ===========       ==========

Net income ..................................       $ 5,536,435        6,847,466
                                                    ===========       ==========

Earnings per common and
  common equivalent share ...................       $       .21              .26
                                                    ===========       ==========




                                                        Nine Months Ended
                                                            January 31,
                                                         1997            1996


Weighted average number of
  common and common equivalent
  shares:
    Weighted average number
      of shares outstanding .................        26,225,206       26,084,434
    Shares applicable to
      stock options .........................            61,955          140,047
                                                    -----------       ----------

                                                     26,287,161       26,224,481

Net income ..................................       $23,312,272       23,562,076
                                                    ===========       ==========

Earnings per common and
  common equivalent share ...................       $       .89              .90
                                                    ===========       ==========


                                                                    Exhibit 99

                              Additional Exhibits:
                          CAUTIONARY STATEMENT RELATING
                          TO FORWARD-LOOKING STATEMENTS



         Casey's General Stores, Inc. (the "Company") may, in discussions of its future plans, objectives, and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events and financial performance, and are based on management's beliefs as well as assumptions made by and information currently available to management. The words "believe", "expect," "anticipate," "intends," "estimate," "project" and similar expressions are intended to identify forward-looking statements.

         The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the several factors listed below (all of which have been discussed in prior SEC filings by the Company). Although the Company has attempted to list the important factors that presently affect the Company's business and operating results, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         Investors are further cautioned not to place undue reliance on such forward-looking statements, as they speak only of the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

         Gasoline operations. Gasoline sales are an important part of the Company's sales and earnings, and retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market (such as that experienced during 1991 as a result of the Persian Gulf crisis), increases in wholesale gasoline costs generally during a period and price competition from other gasoline marketers. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by Company stores could have a material adverse effect on the Company's earnings.

         The Company purchases its gasoline from a variety of independent national and regional petroleum distributors. Although in recent years the Company's suppliers have not experienced any difficulties in obtaining sufficient amounts of gasoline to meet the Company's needs, unanticipated national and international events could result in a reduction of gasoline supplies available for distribution to the Company. Any substantial curtailment in gasoline supplied to the Company could adversely affect the Company by reducing its gasoline sales. Further, management believes that a significant amount of the Company's business results from the patronage of customers primarily desiring to purchase gasoline and, accordingly, reduced gasoline supplies could adversely affect the sale of non-gasoline items. Such factors could have a material adverse impact upon the Company's earnings and operations.

         Environmental Compliance Costs. The United States Environmental Protection Agency and several of the states in which the Company does business have adopted laws and regulations relating to underground storage tanks used for petroleum products. Substantial costs have been incurred by the Company in the past to comply with such laws and regulations, and additional substantial costs are anticipated to be necessary. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs. Any reimbursements received in respect of such costs typically are subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. Although the Company regularly accrues expenses for the estimated costs related to its future corrective action or Remediation efforts, there can be no assurance that such accrued amounts will be sufficient to pay such costs, or that the Company will not be subject to any claims for reimbursement of funds disbursed to the Company under the various state programs or that additional regulations, or amendments to existing regulations, will not require additional expenditures beyond those presently anticipated.

         Competition. The Company's business is highly competitive, and many of the food (including prepared foods) and non-food items similar or identical to those sold by the Company are generally available from a variety of competitors in the communities served by Company stores. Sales of such non-gasoline items (particularly prepared food items) have contributed substantially to the Company's gross profits from retail sales in recent years. Gasoline sales are also intensely competitive. The Company competes with both independent and national brand gasoline stations in the sale of gasoline, some of which may have access to more favorable arrangements for gasoline supply then do the Company or the firms that supply its stores. Some of the Company's competitors have greater financial and other resources than the Company.

         Seasonality of Sales. Company sales generally are strongest during its first fiscal quarter (May-July) and weakest during its fourth fiscal year (February-April). In the warmer months of a year, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks and ice. Difficult weather conditions in any quarter (such as flooding, prolonged rain or snow storms), however, may adversely affect sales at Company stores in the affected regions, and may have an adverse impact on the Company's net income for that period.

         Minimum Wage Legislation. Recent congressional action to increase the federal minimum wage may have a significant impact on the Company's operating results, particularly in the near term, to the extent the forthcoming increases in labor expenses cannot be fully passed along to customers through price increases. Although the Company has in the past been able to, and will continue to attempt to, pass along increases in operating costs through price increases, there can be no assurance that all of the expected increases in labor costs can be reflected in prices, or that price increases will be absorbed by customers without diminishing customer spending in Company stores.