Form 10-K405
period 1997-04-30
CASEYS GENERAL STORES INC
filed 1997-07-29
CIK 726958

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X ]

     At the close of business on July 18, 1997, the Company had 26,257,206 shares of Common Stock, no par value, issued and outstanding. The aggregate market value of the 21,444,565 shares of Common Stock held by non-affiliates of the Company on that date was $485,183,283 based on a last reported sales price of $22-5/8 per share on said date.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

     1. Annual Report for fiscal year ended April 30, 1997 (Items 5, 6, 7 and 8 of Part II and Item 14(a) of Part IV).

     2. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of shareholders to be held on September 19, 1997 (Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Casey's General Stores, Inc. ("Casey's") and its two wholly-owned subsidiaries, Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") (Casey's, together with the Marketing Company and the Services Company, shall be referred to herein as the "Company"), operate convenience stores under the name "Casey's General Store" in nine Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 1997, there were a total of 1,042 Casey's General Stores in operation, of which 878 were operated by the Company ("Company Stores") and 164 stores were operated by franchisees ("Franchised Stores"). There were 70 Company Stores and 1 Franchised Store newly opened in fiscal 1997. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores.

     Approximately 71% of all Casey's General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 7% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours and quality of service.

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

     In each of the past two fiscal years, the Company derived approximately 92% of its gross profits from retail sales by Company Stores. It also derives income from continuing monthly royalties based on sales by Franchised Stores, wholesale sales to Franchised Stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. Sales at Casey's General Stores historically have been strongest during the Company's first and second quarters and relatively weaker during its fourth quarter. In the warmer months of the year (which comprise the Company's first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks and ice. Due to the continuing emphasis on higher-margin, freshly prepared food items, however, Casey's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

     The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 1997:



                                      COMPANY   FRANCHISED
          STATE                        STORES     STORES       TOTAL
     ---------------------------       ------     ------       ------
          Iowa . . . . . . . . .         233         79           312
          Illinois . . . . . . .         234         25           259
          Indiana  . . . . . . .         12           0            12
          Kansas . . . . . . . .         83           3            86
          Minnesota. . . . . . .         47          15            62
          Missouri . . . . . . .         196         33           229
          Nebraska . . . . . . .         46           7            53
          South Dakota . . . .           20           0            20
          Wisconsin  . . . . . .          7           2             9
            Total . . . .               878(84%)    164(16%)    1,042(100%)

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

     The following table shows the number of Company and Franchised Stores opened, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:



                                                         STORES IN
              FISCAL YEAR             NEW                OPERATION
               ENDED                  STORES  CONVERTED  AT END OF
              APRIL 30,               OPENED  STORES     PERIOD
              -----------             ------  ---------  ---------
              1993
                Company . . . . .     36      10          639 (1)
                Franchised . . . .     1     (10)         187 (1)
                                      --                  ---
                   Total . . . . . .  37                  826

              1994
                Company . . . . .     56       1          687 (2)
                Franchised . . . .     4      (1)         189 (2)
                                      --                  ---
                   Total . . . . . .  60                  876

              1995
                Company . . . . .     60       0          741 (3)
                Franchised . . . .     3      (0)         186 (3)
                                      --                  ---
                   Total . . . . . .  63                  927

              1996
                Company . . . . .     65       1          801 (4)
                Franchised . . . .     1      (1)         182 (4)
                                      --                  ---
                   Total . . . . . .  66                  983

              1997
                Company . . . . .     70       8          878 (5)
                Franchised . . . .     1      (8)         164 (5)
                                      --                  ---
                   Total . . . . . .  71                1,042

_______________________

(1)  Four Company Stores and six Franchised Stores were closed in 1993.

(2)  Nine Company Stores and one Franchised Store were closed in 1994.

(3)  Six Company Stores and six Franchised Stores were closed in 1995.

(4)  Six Company Stores and four Franchised Stores were closed in 1996.

(5)  One Company Store and eleven Franchised Stores were closed in 1997.

     Five Company Stores were opened in May and June 1997 and 31 Company Stores were under construction at June 30, 1997. On June 30, 1997, the Company had purchased or had the right to purchase 54 additional store sites. All the stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 75 new Company Stores during fiscal 1998.

     The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. During fiscal 1995, 1996 and 1997, the Company converted 0, 1 and 8 stores, respectively, from Franchised Stores to Company Stores.

     Management believes that its current market area presents substantial opportunities for continued growth, and the Company intends to concentrate its expansion efforts in this area before pursuing expansion in other geographic markets. In the opinion of management, the Casey's Distribution Center in Ankeny, Iowa can adequately supply the general merchandise requirements of up to 1,500 stores located within a 500-mile radius of the Casey's Distribution Center.

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

     Casey's now operates Company Stores in the States of Illinois, Kansas, Minnesota, Nebraska and South Dakota. Casey's also holds the rights to the Casey's trademark and trade name, and serves as franchisor in connection with the operation of Franchised Stores. Effective May 1, 1995, the Marketing Company assumed responsibility for the operation of Company Stores in the States of Iowa, Indiana, Missouri and Wisconsin. The Marketing Company also has responsibility for all Company wholesale operations, including the operation of the Casey's Distribution Center. The Services Company provides a variety of construction and transportation services for all Company Stores. Both the Marketing Company and Services Company personnel utilize the Corporate Headquarters facility for their base of operations.

STORE OPERATIONS

     PRODUCTS OFFERED

     Each Casey's General Store typically carries approximately 1,800 food and non-food items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 91% of the stores offer beer. The non-food items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, ammunition and automotive products.

     All of the Casey's General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol offered by the stores generally are sold under the Casey's name, although some Franchised Stores sell gasoline under a major oil company brand name.

     It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in all Company Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. The Company also sells donuts, prepared on store premises, in approximately 99% of the stores as of April 30, 1997, as well as cookies, brownies and muffins, and is installing donut-making facilities in all newly constructed stores.

     The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 966 (93%) stores as of April 30, 1997. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, beef, hot and mild sausage, tenderloin and chicken breast sandwiches, pizza bread, garlic bread, breakfast croissants, quarter-pound hamburgers and cheeseburgers.

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

     Management's decision to add snack center items, freshly prepared donuts and pizza to the Company's product selection reflects its strategy to promote high profit margin products that are compatible with convenience store operations. Although retail sales of non-gasoline items during the last three fiscal years have generated approximately 39% of the Company's retail sales, such sales resulted in approximately

73% of the Company's gross profits from retail sales. Gross profit margins for prepared foods items, which have averaged approximately 52% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 10% during such period.

     STORE DESIGN

     Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 1997, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $720,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, 500 square feet to storage and two large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes two to four islands of gasoline dispensers and storage tanks having a capacity of 20,000 to 30,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air conditioned and have modern refrigeration facilities. The store locations feature the Company's bright red and yellow pylon sign and facade, both of which display the name and service mark of the Company.

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

     STORE LOCATIONS

     The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Approximately 71% of all stores operate in areas with populations of fewer than 5,000 persons, while approximately 7% of all stores are located in communities with populations exceeding 20,000 persons. Management believes that a Casey's General Store provides a service not otherwise available in small towns, and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company's store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey's General Store may operate profitably at a highway location in a community with a population of as few as 500 persons.

     GASOLINE OPERATIONS

     Gasoline sales are an important part of the Company's sales and earnings. Approximately 58% of Casey's net sales for the year ended April 30, 1997 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 1997:

                                             YEAR ENDED APRIL 30,

                                  1995              1996              1997
                               ------------      ------------      ------------
         Number of
         Gallons Sold           429,629,280       492,353,905       542,609,567

         Total Retail
         Gasoline Sales        $455,310,780      $531,414,819      $643,005,485

         Percentage of                53.6%             55.7%             58.0%
         Net Sales

         Gross Profit                  9.4%             10.7%              8.6%
         Percentage

         Average Retail
         Price per Gallon             $1.06             $1.08             $1.19

         Average Gross Profit
         Margin per Gallon             9.91 cents       11.46 cents       10.17 cents

         Average Number of
         Gallons Sold per
         Company Store *            596,684           637,904           643,684

_____________________________

* Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

     Retail prices of gasoline increased during the year ended April 30, 1997. The total number of gallons sold by the Company during this period also increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" herein. As a result of these conditions, total retail gasoline sales by the Company increased during the period, as did the percentage of such sales to the Company's total net sales.

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

     DISTRIBUTION AND WHOLESALE ARRANGEMENTS

     The Marketing Company supplies all Company Stores and over 90% of the Franchised Stores with groceries, food (including sandwiches prepared at the Company's commissary), health and beauty aids and general merchandise from the Casey's Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company's headquarters in Ankeny, and weekly shipments are made from the Casey's Distribution Center by 39 Company-owned delivery trucks. The Marketing Company charges Franchised Stores processing and shipping fees for each order filled by the Casey's Distribution Center. The efficient service area of the Casey's Distribution Center is approximately 500 miles, which encompasses all of the Company's existing and proposed stores.

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

     FRANCHISE OPERATIONS

     Casey's has franchised Casey's General Stores since 1970. In addition to generating income for Casey's, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey's. Franchising also enabled Casey's to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and management currently expects to grant new franchises only to existing franchisees operating in states other than Iowa on a limited basis. See "BUSINESS - Government Regulation" herein. From April 30, 1983 to April 30, 1997, the percentage of Company Stores increased from 44% to 84%. From inception to April 30, 1997, the Company had converted 144 Franchised Stores to Company Stores by leasing or purchasing such stores.

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

     PERSONNEL

     On April 30, 1997, the Company had 3,728 full-time employees and 5,813 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

     The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Operating Officer of the Company, who is assisted by the Vice President of Store Operations. Reporting directly to the Vice President of Store Operations are 3 regional operations managers. Reporting directly to the regional managers are 16 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of eight supervisors. Each of the 124 supervisors in turn is responsible for the operations of approximately eight individual stores.

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

     As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than twenty-one years, one has been employed for more than twenty-five years and one has been employed for more than twenty-nine years.

     In addition to its four executive officers, the Company currently has Vice Presidents of Store Operations, Property Management, Transportation, and Marketing.

The Company also has 40 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

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

     Gasoline sales, in particular, are intensely competitive. The Company competes with both independent and national brand gasoline stations, some of which may have access to more favorable arrangements for gasoline supply than do the Company or the firms that supply its stores. Management believes that the most direct competition for gasoline sales comes from other self-service installations in the vicinity of individual store locations, some of whom regularly offer non-cash discounts on self-service gasoline purchases such as a "discounted" car wash or "mini-service." Company Stores generally do not offer such discounts. In addition, management believes that Company Stores compete for gasoline customers who regularly travel outside of their relatively smaller community for shopping or employment purposes, and who therefore are able to purchase gasoline while in nearby larger communities where retail gasoline prices generally are lower. For this reason, the Company attempts to offer gasoline for sale at prices comparable to those prevailing in nearby larger communities.

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

     GOVERNMENT REGULATION

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems,
(ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,819 USTs of which 1,459 are fiberglass and 360 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 1996 and 1997, the Company spent approximately $718,000 and $579,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 1997, approximately $4,100,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at April 30, 1997, of approximately $1,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Management of the Company currently estimates that aggregate capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection will approximate $1,000,000 through December 23, 1998, in order to comply with the existing UST regulations. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures.

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

     During the 1992 legislative session, the Iowa General Assembly enacted legislation relating to franchise agreements and their enforcement and establishing certain duties and limitations on franchisors. The legislation, currently set forth in Chapter 523H, Code of Iowa, 1995, as amended ("Chapter 523H"), became effective on July 1, 1992, and purports to apply to all new or existing franchises that are operated in the State of Iowa after the effective date, including those of Casey's. The legislation contains, among other things, provisions regarding the transfer of franchises, the termination or nonrenewal of franchises, and the encroachment on existing franchises. Subsequent judicial rulings in cases brought by other Iowa franchisors have held, however, that Chapter 523H does not apply to any franchises entered into prior to its July 1, 1992 effective date.

     As of April 30, 1997, Casey's was a party to 79 franchise agreements entered into with respect to Franchised Stores in the State of Iowa. Of that number, only two of the franchise agreements were entered into following the effective date of Chapter 523H (the "Covered Franchises"); the remainder were all entered into prior to July 1, 1992. Certain provisions of the Covered Franchises conflict with the provisions of Chapter 523H. As such, certain contractual provisions of the Covered Franchises, including those relating to transfer, termination or non-renewal and encroachment, may not be valid or enforceable under Chapter 523H.

     Chapter 523H was amended during the 1995 legislative session, but several significant ambiguities and concerns remain. As a result, Casey's has determined not to grant any new Iowa franchises until further amending legislation is enacted or other favorable court rulings are rendered. Management does not expect Chapter 523H to have a material effect on the Company's business.

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

     The Company owns an approximately 10,000 square-foot building on an eight-acre site in Creston, Iowa that it formerly utilized (until February
1997) as a sandwich commissary center for the preparation of sandwiches sold in Casey's General Stores.

     On April 30, 1997, Casey's owned the land at 787 locations and the buildings at 813 locations, and leased the land at 91 locations and the buildings at 65 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs.
Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time is a party to legal proceedings, claims and demands arising from the conduct of its business operations, including those relating to personal injury, property damage and employment or personnel matters, environmental remediation or contamination, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such proceedings pending as of the date of this Form 10-K is material in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.




                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item is incorporated herein by reference from the section entitled "Common Stock Data" set forth on page 24 of the Company's Annual Report to shareholders for the year ended April 30, 1997.

     The cash dividends declared by the Company during the periods indicated have been as follows:

                                              Cash Dividend
                                              Declared
                                              -------------

               Calendar 1995
               --------------
                     First Quarter            $.02
                     Second Quarter            .02
                     Third Quarter             .025
                     Fourth Quarter            .025
                                              -----
                                              $.09

               Calendar 1996
               -------------
                     First Quarter            $.025
                     Second Quarter            .025
                     Third Quarter             .025
                     Fourth Quarter            .025
                                              -----
                                              $.10

               Calendar 1997
               -------------
                     First Quarter            $.025
                     Second Quarter            .025


ITEM 6.  SELECTED FINANCIAL DATA

     The information required in response to this Item is incorporated herein by reference from the section entitled "Selected Financial Data" set forth on page 23 of the Company's Annual Report to shareholders for the year ended April 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in response to this Item is incorporated herein by reference from pages 18 through 22 of the Company's Annual Report to shareholders for the year ended April 30, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this Item is incorporated herein by reference from pages 7 through 17 and page 24 of the Company's Annual Report to shareholders for the year ended April 30, 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Directors", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1997 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 19, 1997, is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1997 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 19, 1997, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That portion of the Company's definitive Proxy Statement appearing under the captions "Shares Outstanding" and "Voting Procedures", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1997 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 19, 1997, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of the Company's definitive Proxy Statement appearing under the caption "Other Information Relating to Directors and Executive Officers", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1997 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 19, 1997, is hereby incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED

     The documents listed below are filed as a part of this Report on Form 10-K and are incorporated herein by reference:

     (1)  The following consolidated financial statements, shown on pages
          7 through 17 of the Company's Annual Report to shareholders for the year ended April 30, 1997:

     Consolidated Balance Sheets, April 30, 1997 and 1996
     Consolidated Statements of Income, Three Years Ended April 30, 1997 Consolidated Statements of Shareholders' Equity, Three Years
       Ended April 30, 1997
     Consolidated Statements of Cash Flows,
     Three Years Ended April 30, 1997
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

     (2) The management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c), consisting of the following:


                Exhibit Number  Document
                --------------  --------
                10.4(b)         Sixth Amended and Restated
                                Casey's General Stores, Inc.
                                Employees' Stock Ownership
                                Plan and Trust Agreement (v)

                10.19           Casey's General Stores, Inc.
                                1991 Incentive Stock Option
                                Plan (j) and amendment
                                thereto (o)

                10.21           Employment Agreement with
                                Donald F. Lamberti (l) and First
                                Amendment thereto (w)

                10.22           Employment Agreement with
                                Ronald M. Lamb (l) and First
                                Amendment thereto (w)

                10.23           Employment Agreement with
                                Douglas K. Shull (l) and First
                                Amendment thereto (w)

                10.24           Employment Agreement with
                                John G. Harmon (t) and First
                                Amendment thereto (w)

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

(w) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997.

     (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 1997.

     (c) EXHIBITS



Exhibit
Number                            Document
------                          ------------
3.1(a)    Restatement of the Restated and Amended Articles of Incorporation (x)
3.2(a)    Restatement of Amended and Restated By-Laws (w)
4.2       Rights Agreement between Casey's General Stores, Inc. and
          United Missouri Bank of Kansas City, N.A., as Rights Agent, relating to Common Share Purchase Rights (e) and amendments thereto (i), (p), (q)
4.3       Note Agreement dated as of February 1, 1993 between Casey's
          General Stores, Inc. and Principal Mutual Life Insurance Company and
          Nippon Life Insurance Company of America (n) and First Amendment
          thereto (u)
4.4       Note Agreement dated as of December 1, 1995 between Casey's
          General Stores, Inc. and Principal Mutual Life Insurance Company (u)
9         Voting Trust Agreement (a) and Amendment thereto (d)
10.4(b)   Sixth Amended and Restated Casey's General Stores, Inc. Employees'
          Stock Ownership Plan and Trust Agreement (v)
10.6      Lease Agreement between Casey's General Stores, Inc. and
          Broadway Distributing Company (a)
10.8      Form of Franchise Agreement (a)
10.9      Form of Store Lease Agreement (a)
10.10     Form of Equipment Lease Agreement (a)
10.16     Secured Promissory Note dated November 30, 1989 given to
          Principal Mutual Life Insurance Company (f)
10.18     Commercial Note with Norwest Bank Iowa, N.A.(k)
10.19     Casey's General Stores, Inc. 1991 Incentive Stock Option Plan
          (j) and amendment thereto (o)
10.21     Employment Agreement with Donald F. Lamberti (l) and First
          Amendment thereto (w)

                                    -22-


10.22     Employment Agreement with Ronald M. Lamb (l) and First
          Amendment thereto (w)
10.23     Employment Agreement with Douglas K. Shull (l) and First
          Amendment thereto (w)
10.24     Employment Agreement with John G. Harmon (t) and First
          Amendment thereto (w)
10.25     Term Loan Agreement and Current Note with Norwest Bank Iowa,
          N.A. (m)
10.26     Loan Agreement and Commercial Note with Peoples Trust and
          Savings Bank (m)
10.27     Non-Employee Directors' Stock Option Plan (s)
10.28     Term Note with UMB Bank, n.a. (r)
10.29     Form of "change of control" Employment Agreement (w)
11        Statement regarding computation of earnings per share
13        Consolidated Financial Statements from 1997 Annual Report
21        Subsidiaries of Casey's General Stores, Inc.
24.1      Consent of KPMG Peat Marwick LLP
27        Financial Data Schedule
99        Cautionary Statement Relating to Forward-Looking Statements (w)

---------------------------------

(a) Incorporated herein by reference from the Registration Statement on Form S-1 (2-82651) filed August 31, 1983.

(b)  Reserved.

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

(h)  Reserved.

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

(w) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997.

(x) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CASEY'S GENERAL STORES, INC.
                               (Registrant)





Date:  July 22, 1997                 By:  /s/ Donald F. Lamberti
                                         --------------------------
                                         Donald F. Lamberti,
                                          Chief Executive Officer
                                          and Chairman of the Board
                                          (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Date:  July 22, 1997          By:  /s/ Donald F. Lamberti
                                     -----------------------------
                                     Donald F. Lamberti
                                     Chief Executive Officer,
                                     Chairman of the Board
                                     (Principal Executive Officer)


 Date:  July 22, 1997           By:  /s/ Ronald M. Lamb
                                     -----------------------------
                                     Ronald M. Lamb
                                     President and Chief Operating
                                     Officer, Director


 Date:  July 22, 1997           By:  /s/ Douglas K. Shull
                                     --------------------------------
                                     Douglas K. Shull
                                     Treasurer, Director
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)


 Date:  July 22, 1997           By:  /s/ John G. Harmon
                                     --------------------------------
                                     John G. Harmon
                                     Secretary, Director


 Date:  July 29, 1997           By:  /s/ Patricia Clare Sullivan
                                     --------------------------------
                                     Patricia Clare Sullivan
                                     Director

 Date:  July 29, 1997           By:  /s/ Kenneth H. Haynie
                                     --------------------------------
                                     Kenneth H. Haynie
                                     Director


 Date:  July 23, 1997           By:  /s/ John R. Fitzgibbon
                                     --------------------------------
                                     John R. Fitzgibbon
                                     Director


 Date:  July 23, 1997           By:  /s/ Jack P. Taylor
                                     --------------------------------
                                     Jack P. Taylor
                                     Director

                                 EXHIBIT INDEX




         Exhibit No.      Description                             Page
         -----------  ------------------------------------------  ----

         11               Statement regarding computation
                          of earnings per share

         13               Consolidated Financial Statements from
                          1997 Annual Report to shareholders

         21               Subsidiaries of Casey's General
                          Stores, Inc.

         24.1             Consent of KPMG Peat Marwick LLP

         27               Financial Data Schedule