Form 10-Q
period 1997-07-31
CASEYS GENERAL STORES INC
filed 1997-09-05
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Fiscal Quarter Ended July 31, 1997

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

   Common Stock, No Par Value                                26,262,906 shares
           (Class)                             (Outstanding at August 26, 1997)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                        Page

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                           Consolidated condensed balance sheets -
                           July 31, 1997 and April 30, 1997             3

                           Consolidated condensed statements
                           of income - three months ended
                           July 31, 1997 and 1996                       5

                           Consolidated condensed statements of
                           cash flows - three months ended
                           July 31, 1997 and 1996                       6

                           Notes to consolidated condensed
                           financial statements                         7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                  8


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                           12

         Item 5.           Other Information                            12

         Item 6.           Exhibits and Reports on Form 8-K.            12

SIGNATURE                                                               14

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                          July 31,          April 30,
                                           1997               1997

         ASSETS
Current assets:
    Cash and cash equivalents          $  7,242,775         3,097,741
    Short-term investments                4,234,011         6,898,294
    Receivables                           2,885,259         2,701,740
    Inventories                          38,010,914        36,522,960
    Prepaid expenses                      5,645,637         5,452,646
                                         ----------       -----------

        Total current assets             58,018,596        54,673,381
                                         ----------        ----------

Long-term investments                     4,101,287        3,561,865

Other assets                              1,242,316        1,341,062

Property and equipment, net of
  accumulated depreciation
  July 31, 1997, $164,656,956
  April 30, 1997, $158,097,550          381,817,120      367,468,283
                                        -----------      -----------

                                       $445,179,319      427,044,591
                                        ===========      ===========




See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)


        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable               $  2,000,000          2,800,000
    Current maturities of
      long-term debt               9,931,389         11,795,806
    Accounts payable              41,650,840         37,207,819
    Accrued expenses              18,164,737         17,549,230
    Income taxes payable           9,007,626          4,433,626
                                 -----------         ----------

      Total current liabilities   80,754,592         73,786,481
                                 -----------         ----------

Long-term debt, net of
  current maturities              78,889,382         79,685,011
                                 -----------         ----------

Deferred income taxes             41,329,000         39,579,000
                                 -----------         ----------

Deferred compensation              2,187,056          2,102,642
                                 -----------         ----------

Shareholders' equity
  Preferred stock, no par value       ---            ---
  Common Stock, no par value      65,128,957         64,886,032
  Retained earnings              176,890,332        167,005,425
                                 -----------        -----------

Total shareholders' equity       242,019,289        231,891,457
                                 -----------        -----------

                                $445,179,319        427,044,591
                                 ===========        ===========



See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                                         July 31,
                                                 1997             1996
                                                 ----             ----
Net Sales                                     $320,653,915      286,907,949

Franchise revenue                                1,367,444        1,457,402
                                               -----------      -----------

                                               322,021,359      288,365,351
                                               -----------      -----------

Cost of goods sold                             254,281,041      228,804,922
Operating expenses                              42,389,830       37,421,313
Depreciation and
  amortization                                   7,161,490        6,374,870
Interest, net                                    1,324,060        1,513,544
                                               -----------      -----------

                                               305,156,421      274,114,649
                                               -----------      -----------

Income before income taxes                      16,864,938       14,250,702


Federal and state
   income taxes                                  6,324,000        5,380,000
                                               -----------       ----------

Net income                                    $ 10,540,938        8,870,702
                                               ===========      ===========


Earnings per common
   and common equivalent
   share                                      $        .40              .34
                                               ===========      ===========


Weighted average number
    of common and common
    equivalent shares
    outstanding                                 26,305,842       26,293,424
                                               ===========      ===========


See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Three Months Ended
                                                       July 31,
                                           1997                 1996
                                           ----                 ----
Cash flows from operations:
  Net income                         $ 10,540,938            8,870,702
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization     7,161,490            6,374,870
      Deferred income taxes             1,750,000            2,000,000
      Changes in assets and liabilities:
         Receivables                     (183,519)            (328,291)
         Inventories                   (1,487,954)          (1,649,656)
         Prepaid expenses                (192,991)           2,701,382
         Accounts payable               4,443,021            2,091,660
         Accrued expenses                 615,507             (449,075)
         Income taxes payable           4,574,000            3,374,000
  Other, net                              900,089              129,732
Net cash provided by operations        28,120,581           23,115,324

Cash flows from investing:
  Purchase of property and equipment  (22,162,890)         (19,595,966)
  Purchase of investments              (3,553,428)          (2,478,969)
  Sale of investments                   5,613,923            1,760,204
                                       ----------           ----------
Net cash used in investing
  activities                          (20,102,395)         (20,314,731)
                                       ----------           ----------


Cash flows from financing:
  Payments of long-term debt           (2,660,046)          (2,135,031)
  Net activity of short-term debt        (800,000)          (6,775,000)
  Proceeds from exercise of
    stock options                         242,925               35,875
  Payment of cash dividends              (656,031)            (655,544)
                                       ----------           ----------
Net cash used in
  financing activities                 (3,873,152)          (9,529,700)
Net increase (decrease)in cash
  and cash equivalents                  4,145,034           (6,729,107)
Cash and cash equivalents at
  beginning of the year                 3,097,741           12,673,855
                                       ----------           ----------
Cash and cash equivalents at
  end of the quarter                  $ 7,242,775            5,944,748
                                       ==========           ==========

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

2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1997, and the results of operations for the three months ended July 31, 1997 and 1996, and changes in cash flows for the three months ended July 31, 1997 and 1996.

3. The Company's financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997. These interim consolidated condensed financial statements (unaudited) should be read in conjunction with that Cautionary Statement.

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

         Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 1997, the Company's ratio of current assets to current liabilities was .72 to 1. The ratio at July 31, 1996 and April 30, 1997, was .79 to 1 and .74 to 1, respectively. Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

         Net cash provided by operations increased $5,005,257 (21.7%) in the three months ended July 31, 1997 from the comparable period in the prior year, primarily as a result of a larger net income and a larger increase in accounts payable. Cash flows from investing and financing in the three months ended July 31, 1997 increased, primarily as a result of a smaller decrease of short-term debt and the sale of investments. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

         Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 1998, the Company expended $22,162,890 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $19,595,966 for the comparable period in the prior year. The Company anticipates expending approximately $75,000,000 in fiscal 1998 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes") and the 7.38% Senior Notes due December 28, 2020 (the "7.38% Notes").

         As of July 31, 1997, the Company had long-term debt of $78,889,382, consisting of $19,500,000 in principal amount of 7.70% Notes, $30,000,000 in principal amount of 7.38% Notes, $11,654,367 of mortgage notes payable, $13,182,283 of unsecured notes payable and $4,552,732 of capital lease obligations.

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

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,851 USTs, of which 1,495 are fiberglass and 356 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 1997 and 1996, the Company spent approximately $579,000 and $718,000, respectively, for assessments and remediation. During the three months ended July 31, 1997, the Company expended approximately $100,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 1997, a total of approximately $4,100,000 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at July 31, 1997, of approximately $1,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

         Three Months Ended July 31,1997 Compared to Three
Months Ended July 31,1996

         Net sales for the first quarter of fiscal 1998 increased by $33,745,966 (11.8%) over the comparable period in fiscal 1997. Retail gasoline sales increased by $21,480,764 (13.3%) as the number of gallons sold increased by 20,499,929 (15.1%) while the average retail price per gallon decreased 1.6%. During this same period, retail sales of grocery and general merchandise increased by $13,695,573 (13.2%) due to the addition of 69 new Company Stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 79.3% for the first quarter of fiscal 1998, compared to 79.7% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (9.4%) during the first quarter of fiscal 1998 from the first quarter of the prior year (9.1%). The gross profit margin per gallon also increased (to $.1104) in the first quarter of fiscal 1998 from the comparable period in the prior year ($.1077). The gross profits on retail sales of grocery and general merchandise also increased (to 39.7%) from the comparable period in the prior year (38.9%).

         Operating expenses as a percentage of net sales were 13.2% for the first quarter of fiscal 1998 compared to 13.0% for the comparable period in the prior year.

         Net income increased by $1,670,236 (18.8%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years.


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

Item 5.           Other Information.

         On February 10, 1997, the Company executed a Term Note in favor of UMB Bank, n.a., in the principal amount of $15,000,000. The Company also entered into a new revolving Master Note with UMB Bank, n.a., effective as of February 7, 1997, replacing the prior note dated January 13, 1995. Copies of such instruments are being filed as Exhibit 10.30 to this Form 10-Q.

         On August 25, 1997, the Board of Directors of the Company approved of an Amendment to Article II, Section 2, of the Amended and Restated Bylaws, relating to special meetings of shareholders. A copy of the Amendment is being filed as Exhibit 3.2(a) to this Form 10-Q.


Item 6.           Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference.


         Exhibit
         No.                                         Description
         3.2(a)                     Amendment to Amended and Restated By-Laws

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

         10.30 Term Note and Master Note with UMB Bank, n.a.

         11                         Statement regarding computation of per
                                    share earnings

         27                         Financial Data Schedule

         99                         Cautionary Statement Relating to Forward-
                                    Looking Statements (g)

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


                                            CASEY'S GENERAL STORES, INC.



Date:   September 5, 1997                By: /s/ Douglas K. Shull
                                             Douglas K. Shull,
                                             Treasurer
                                             (Authorized Officer and Principal
                                              Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                                 Description                Page
   3.2(a)                                   Amendment to Amended
                                            and Restated By-Laws

   10.30                                    Term Note and Master
                                            Note with UMB Bank, n.a.

   11                                       Statement regarding
                                            computation of
                                            per share earnings

   27                                       Financial Data Schedule


                                                              Exhibit 3.2(a)

                                  AMENDMENT TO
                         AMENDED AND RESTATED BYLAWS OF
                          CASEY'S GENERAL STORES, INC.


         Pursuant to action of the Board of Directors of Casey's General Stores, Inc. on August 25, 1997, the Amended and Restated Bylaws of Casey's General Stores, Inc., in the form adopted on March 3, 1997, are hereby amended in the following respects:

         1. By deleting Article II, Section 2 thereof and by inserting, in lieu thereof, the following provision as a new
Article II, Section 2:

                  Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Restated and Amended Articles of Incorporation, as amended, of the Corporation (the "Restated Articles"), may be called by the Chief Executive Officer, Chief Operating Officer, President or pursuant to a resolution adopted by a majority of the entire Board. Business transacted at any special meeting of the shareholders shall be limited to the purpose stated in the notice of the meeting.

         2. The foregoing Amendment shall be in full force and effect from and after August 25, 1997, the date of the Board of Directors' approval thereof.


                                            CASEY'S GENERAL STORES, INC.



                                   By:      /s/ John G. Harmon
                                           John G. Harmon, Corporate
                                           Secretary

(SEAL)

                                                               Exhibit 10.30

                                    TERM NOTE


$15,000,000                                              Kansas City, Missouri
And Interest                                             February 10, 1997


         FOR VALUE RECEIVED, the undersigned promises to pay to the order of UMB Bank, n.a. (hereinafter called "Bank"), at its main office in Kansas City, Missouri, the principal sum of Fifteen Million Dollars ($15,000,000.00) in quarterly installments of principal plus interest payable as follows: $625,000 plus accrued interest on the first day of May, 1997 and $625,000 plus accrued interest on the first day of each succeeding August, November, February and May through and including November 1, 1999 and a final payment in the amount of $8,125,000 plus accrued interest on February 1, 2000 until the whole sum is fully paid with interest from date at the rate per annum of 100 basis points over the UMB Federal Funds Rate, adjusted on the first day of each calendar quarter. For purposes hereof, the UMB Federal Funds Rate is that rate which the Bank states from time to time to be the UMB Federal Funds Rate. If any of said installments are not paid when due, then all remaining installments shall immediately become due and payable. Interest hereunder shall be computed on the basis of days elapsed and assuming a 360-day year. Each installment shall be applied first to payment of accrued interest and then to reduction of the principal sum. This Note shall bear interest after maturity at a rate 2% greater than the rate otherwise payable hereon.

         Upon the occurrence of any of the following events: failure of the undersigned to pay any amount due hereunder when the same is due and payable; failure of the undersigned to pay or perform any other obligation of the undersigned to the holder hereof; the dissolution of or termination of existence of the undersigned; the failure of the undersigned to pay its debts as they mature; the appointment of a receiver for any part of the property of the undersigned, and an assignment for the benefit of the creditors of the undersigned, or the commencement of any proceedings under bankruptcy or insolvency laws by or against the undersigned, then this Note and all other obligations of the undersigned to the Bank shall immediately become due and payable in full without notice or demand.

         The Bank's acceptance of the partial payment of any sum due hereunder after any event of default or after maturity hereof shall not prevent the Bank from exercising its rights granted in this Note or any other documents or by applicable law and shall not rescind, waive or otherwise affect any acceleration or any other exercise by the Bank of any of its rights hereunder or thereunder. The undersigned agrees that time is of the essence. If any provision of this
Note violates the law or is in any way unenforceable, all other provisions of this Note shall remain valid.

         The undersigned shall furnish to the Bank such information and reports regarding the undersigned's financial condition and operations, and such other matters as the Bank may from time to time reasonably request. Specifically, and without limitation on the foregoing, the undersigned shall provide to the Bank upon reasonable request, current financial statements for the undersigned including, but not limited to balance sheets and statements of profit and loss.

         The undersigned shall comply with all federal, state and local laws, statutes, regulations, standards, rules, ordinances and orders pertaining to the environment, hazardous substances, pollutants or contaminants (hereinafter referred to as "Environmental Regulations") and shall promptly deliver to the Bank copies of any notice or other communication received by the undersigned alleging a violation of, or a failure to maintain any permit or license required by, any Environmental Regulation if any such alleged violation or failure is reasonably likely to result in a material adverse effect on the undersigned, financial or otherwise. For purposes hereof, "material adverse effect" shall mean an expense, obligation or liability of the undersigned incurred as a result of or in connection with such alleged violation or failure which is in an amount in excess of One Million Dollars ($1,000,000.00). The undersigned represents and warrants that it has obtained and shall keep in force all licenses and permits required in connection with any operations conducted by it.

         The loan evidenced by this Note has been made, and this Note has been delivered, at the Bank's office indicated above, and such loan, this Note and the rights, obligations and remedies of the Bank and the undersigned shall be governed by and construed in accordance with the laws of the State of Missouri. All obligations of the undersigned, and the rights, powers and remedies of Bank, expressed herein shall be in addition to, and not in limitation of, those provided by law or in any written agreements or instruments (other than this Note) relating to any obligations of the undersigned to the Bank.

         To the extent, if any, permitted by applicable law, the undersigned agrees to pay all expenses of the holder in collecting this Note, including reasonable attorneys' fees and any and all claims, demands, judgments, penalties, fines, liabilities, costs, damages and expenses incurred by the Bank either directly or indirectly in connection therewith. The undersigned warrants and represents that all loan proceeds of the indebtedness evidenced hereby are to be used exclusively for business purposes of the undersigned.

         Demand for payment, notice of nonpayment, protest, notice of dishonor, diligence or suit are hereby waived by all parties liable hereon. Any failure by any holder hereof to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any other time and from time to time thereafter. No setoff or counterclaim of any kind claimed by any person liable under this Note shall stand as a defense to the enforcement of payment of this Note against any such person, it being agreed that any such setoff or counterclaim must be maintained by separate suit or action. In the event of the occurrence of any event of default, the holder hereof may apply all balances, credits, deposits, accounts or monies of the undersigned held by the holder in any capacity, whether or not the same are due, toward the payment of all amounts due and payable under this Note.

                                            CASEY'S GENERAL STORES, INC.



                                   By:      /s/ Doug Shull, Treasurer

                                   MASTER NOTE


UMB BANK, N.A.
1010 Grand Avenue, Kansas City, MO  64106


Loan Number   0015524 79407 TAD

Date:  February 7, 1997             Amount:   $15,000,000.00

         FOR VALUE RECEIVED the undersigned (the "undersigned" means each maker and each endorser, and if more than one, each shall be jointly and severally liable hereunder) promises to pay to the order of UMB BANK, n.a., (hereinafter "Bank") at its main office or at such other place as the holder hereof may from time to time designate in writing, on demand, but if no demand, on demand, the principal sum of FIFTEEN MILLION AND NO/100 Dollars ($15,000,000), or such other lesser amount as shall be noted as the Unpaid Principal Balance on the Schedule of Disbursements and Payments of Principal included herein or attached hereto pursuant to the authority set forth herein, together with interest on the unpaid principal balance hereof from time to time outstanding from date(s) of disbursement(s) until Maturity (as herein defined) at the rate (the "Loan Interest Rate") indicated below:

         |_| Daily Variable Rate. The Loan Interest Rate shall be adjusted each day to a rate equal to 75 basis points) above the UMB Fed Funds (as herein defined) in effect as of that day.


The Bank's Index Rate for this Note is defined as:

         Accrued interest shall be payable Monthly. The term "Maturity" shall mean on demand, or any earlier date on which payment hereunder is due pursuant to any demand or acceleration rights provided in this Note. The term "Index Rate", if applicable to this Note, shall mean that rate of Interest per annum determined from time to time by Bank as its base or index rate for loans to commercial borrowers. Such base or index rate does not necessarily reflect the rate that Bank charges its best or most creditworthy customers. If the Bank is precluded by law or otherwise from using the above base or index rate, the term "Index Rate" shall mean that substitute index rate selected by Bank in place of its base or index rate, which substitute index rate shall be comparable to Bank's base or index rate provided for herein.

         Interest hereunder shall be computed on the basis of days elapsed and assuming a 360-day year. Each payment received shall be applied first to accrued interest, and then to a reduction of the principal sum and any expense or other sums owed under this Note, or in any other order as determined by Bank in Bank's sole discretion and as permitted by law. Any sum remaining unpaid after Maturity shall thereafter bear interest at a rate (the "Default Interest Rate") which shall be at all times TWO AND NO/1000 percentage points in excess of the Loan Interest Rate (adjusted, if applicable, as provided above) that would have been applicable but for such Maturity. If not paid at Maturity, interest thereafter shall be compounded monthly.

         The privilege is hereby reserved to prepay without penalty all or any part of the outstanding amount due hereunder at any time prior to Maturity. If at any time prior to Maturity the outstanding principal balance due hereunder is less than the face amount of this Note, the undersigned, or any of them, may from time to time until Maturity request, and Bank may in its sole discretion make, further disbursements hereunder which shall be evidenced by this Note; provided, however, the aggregate amount of all principal amounts outstanding hereunder shall at no time exceed the face amount of this Note; and provided further, that each and every disbursement made under this Note shall be at the Bank's sole discretion, Bank having made no commitment to make any such disbursements. The principal amount due hereunder shall be the last amount stated to be the Unpaid Principal Balance on the Schedule of Disbursements and Payments of Principal, and the undersigned hereby authorizes any officer of the Bank to make notations on the Schedule of Disbursements and Payments of Principal from time to time to evidence payments and disbursements hereunder. The Bank is hereby directed by the undersigned to credit all future disbursements, if any, under this Note to account number 987-052-750-2 carried on the books of Bank in the name of CASEY'S GENERAL STORES, INC., and the undersigned agrees that the Bank or holder hereof may make disbursements, at its discretion, upon oral or written instructions of any of the undersigned, or any other person(s) authorized by any of the undersigned.

         Notwithstanding anything contained herein to the contrary, in no event shall interest accrue under this Note, before or after Maturity, at a rate in excess of the highest rate permitted by applicable law, and if interest (including any charge or fee held to be interest by a court of competent jurisdiction) in excess thereof shall be paid, then the excess shall constitute a payment of, and be applied to, the principal balance hereof, or at Bank's option, shall be repaid to the undersigned.

         The undersigned warrants and represents that all proceeds of the loan evidenced by this Note are to be used solely for business or agricultural purposes, and not for personal, family or household purposes. The undersigned agrees that if the proceeds are to be used for agricultural purposes, such proceeds will be used only for the specific operating purposes described to Bank by the undersigned, and not for the acquisition of fixed assets or capital expenditures. No collateral security securing this Note will be sold unless Bank is first notified and approves in writing of such sale.

         As security for the payment of all amounts due under this Note and all renewals and extensions hereof, and for the payment of all other present or future indebtedness and obligations to the Bank of any party liable hereon, however and whenever created, arising or evidenced, direct or indirect, contingent, secured, unsecured, matured or not yet due, the undersigned pledges and grants to Bank a lien and security interest in all indebtedness of Bank to any of the undersigned, including (without limitation) any moneys, credit balances or deposits (general or special) due from or standing on deposit with the Bank, which belongs to, is in the name of, or is subject to withdrawal by, any party liable hereon, whether now existing or hereafter arising or deposited, and in all items, moneys, instruments, certificates of deposit, securities and other personal property of or in the name of any of the undersigned now or hereafter in the possession or control of, or in transit to, the Bank for any purpose and in any capacity (but excluding however from the foregoing any accounts or deposits held in or by any trust qualified under sections 401 (a) or 408 of the Internal Revenue Code of 1986), including all proceeds and products thereof and all accessions and accruals thereto and all dividends, rights, payments, shares and property received in respect thereto, the undersigned further agreeing that the aforesaid indebtedness (if any) of Bank to any of the undersigned may, at any time that all or any part of this Note remains unpaid (whether before or after Maturity), be held or applied to the payment of this Note by the holder hereof. Nothing herein shall in any way limit any of Bank's rights of setoff. This Note may also be secured by other collateral in which the undersigned or others may have granted a security interest or lien to Bank, including, without limitation, the following:

NOT APPLICABLE FOR THIS NOTE.

Bank may retain any and all of the above collateral security, irrespective of the payment in full of the indebtedness evidenced by this Note, until all indebtedness secured thereby has been repaid and performed in full. It is intended that the above security interests and liens secure all of each of the undersigned's existing and future indebtedness to Bank of all types and nature, including indebtedness unrelated or dissimilar to the indebtedness evidenced by this Note. If this Note is secured by a mortgage or deed of trust, such mortgage or deed of trust is dated _____________________ and is a lien on real property located in the State of _______________ and recorded in such state. The undersigned agrees to give to Bank upon Bank's request, from time to time, such other and further security as Bank, in its sole discretion, may deem necessary or appropriate, such additional security to become collateral security for this Note under the provisions hereof.

         Presentment, demand, notice of nonpayment, dishonor, protest, notice of protest, notice of dishonor or default, and any and all lack of diligence and suit are hereby waived by all parties liable hereon. The undersigned and each endorser, guarantor, surety or other person who may now or hereafter be liable for the payment of this Note, by executing, endorsing, guaranteeing or assuming this Note, jointly and severally consent and agree to all of the terms and conditions herein, and without limitation of the foregoing and without affecting their liabilities hereunder or under any other document or instrument, agree and consent without further notice to (i) all renewals, deferrals, extensions and modifications hereof, (ii) the impairment, alteration, compromise, acceleration, extension or change in the time or manner of the payment of any of the undersigned's indebtedness to Bank, (iii) the impairment, substitution, exchange or release at any time of all or any part of any collateral security or any guaranty for this Note, (iv) the release of, or impairment of the right of recourse against, any of the undersigned or any endorser, guarantor, surety or any other person now or hereafter liable hereon, (v) the substitution of extension or renewal notes for this Note, and (vi) the modification of any terms hereof or of any mortgage, deed of trust or other agreement now or hereafter given in connection with or as security for this Note.

         To the full extent (if any) permitted by applicable law, the undersigned agrees to pay, and to indemnify Bank from and against, all costs, charges, expenses, judgements, fines, penalties and reasonable attorneys' fees incurred by the holder in: (a) collecting this Note, (b) enforcing rights with respect to or realizing upon any collateral security therefor, (c) defending any action brought against Bank with respect to this Note, any matter relating thereto or to any relationship or transaction between Bank and any of the undersigned, or (d) complying with, or failing to comply with, any Environmental Regulations (as herein defined) including abatement and cleanup costs. Any sums paid by the holder for any such expenses shall be immediately due and payable by the undersigned and shall bear interest at the rate then applicable to any outstanding principal hereunder from the date advanced until paid.

         The occurrence of any of the following shall constitute an "Event of Default": (i) default in the payment of any sum due hereunder, or in the payment or performance of any other obligation of any of the undersigned to Bank or the occurrence of any default by any of the undersigned pursuant to any obligation or undertaking under any security agreement, assignment, pledge agreement, deed of trust, mortgage or other instrument or document governing or relating to the indebtedness evidenced hereby or granting or providing for a security interest, pledge or other lien as security for any obligations of any of the undersigned to Bank (including, but not limited to, the indebtedness evidenced by this
Note); (ii) the occurrence of any adverse development with respect to the financial condition of any of the undersigned or any other person or entity ("Guarantor") who is directly or indirectly liable for any of the indebtedness evidenced by this Note, which materially effects the ability of any of the undersigned or such Guarantor to perform their respective obligations to Bank;
(iii) any material representation or warranty made by any of the undersigned or any Guarantor to Bank being untrue, inaccurate or incomplete as of the day it was made or given; (iv) the death, dissolution or termination of existence of any of the undersigned or any Guarantor or the failure of any of the undersigned or any Guarantor to pay debts as they mature, the appointment of a receiver for any part of the property of any of the undersigned or any Guarantor, an assignment for the benefit of creditors by any of the undersigned or any Guarantor, or the commencement of any proceedings under bankruptcy or insolvency laws by or against any of the undersigned or any Guarantor; (v) a levy, attachment, restraint or other legal process filed against any of the undersigned or any Guarantor or any collateral security securing this Note; (vi) as a result of its reasonable determination that any collateral security given for this Note is impaired or has a value insufficient to adequately secure the obligations of the undersigned secured thereby, Bank has requested additional collateral and such additional collateral has not been promptly provided by the undersigned or a Guarantor, of a type and in the manner satisfactory to Bank;
(vii) that subsequent to the date of this Note (or any predecessor note(s) for which this Note constitutes a renewal, extension or refinancing) there has occurred a "change of control" in any of the undersigned that is a corporation or partnership (for purposes of this Note, a "change of control" is deemed to have occurred upon the transfer, directly or indirectly, in one or more transactions, of any general partnership interest or of 10.000% or more of any class of voting stock of a corporation or the right to vote or control such stock or partnership interest, or if the percentage of a corporation's issued and outstanding shares that are held by any one shareholder changes (for any reason) by more than 10.000 percentage points) or (viii) Bank has deemed itself insecure with respect to the undersigned's indebtedness under this Note or with respect to any of the undersigned's other obligations to Bank.

         Upon the occurrence of any Event of Default, Bank may, at its sole option and without limitation on the demand feature of this Note and without notice or demand: (a) declare the entire principal sum owed hereunder and all other indebtedness of the undersigned to Bank, immediately due and payable; (b) appropriate and apply toward the payment of the undersigned's obligations to Bank (including, but not limited to, the indebtedness evidenced by this Note), in such order of application as it elects, any or all balances, credits, deposits, accounts or moneys of or in the name of any of the undersigned then or thereafter with Bank in any capacity; and (c) exercise, in addition to all other rights hereunder or under any other applicable agreements and instruments, its rights under applicable law, including those of a secured party under the Uniform

Commercial Code of the State of Missouri. Upon the occurrence of an Event of Default described in clause (iv) of the immediately preceding paragraph, this Note shall automatically and immediately become due and payable without notice or demand. The failure of the Bank to exercise any option or right or remedy shall not preclude Bank from exercising any other right or remedy Bank may be entitled to exercise upon the occurrence of any Event of Default hereunder, and shall not constitute a waiver of such option or any other right at any time thereafter. Bank's acceptance of a partial payment of any sum due hereunder after any Event of Default or after Maturity, shall not rescind, waive or otherwise affect any such Event of Default or Maturity or any acceleration or any other exercise by Bank of any of its rights hereunder or under any other documents or applicable law. The undersigned agrees that time is of the essence. If any provision of this Note violates the law or is unenforceable, the other provisions of this Note shall remain valid.

         The undersigned shall furnish to Bank such information and reports regarding any collateral security, the undersigned's financial condition and operations, and such other matters as Bank may from time to time reasonably request. Specifically, and without limitation on the foregoing, the undersigned shall provide to Bank upon reasonable request, current financial statements for each of the undersigned and each Guarantor including, but not limited to, balance sheets and profit and loss statements.

         The undersigned shall comply with all federal, state and local laws, statutes, rules, regulations, standards, ordinances and orders pertaining to the environment, hazardous substances, pollutants or contaminants ("Environmental Regulations") and shall immediately deliver to Bank copies of any notice or other communication received by any of the undersigned alleging a violation of, or a failure to maintain any permit or license required by, any Environmental Regulations. The undersigned covenants, represents and warrants to Bank that any property now of hereafter or previously owned or operated by any of the undersigned, has not been, and will not be, used by any of the undersigned, or to the best knowledge and belief of each of the undersigned, by any prior owner or operator, to refine, produce, store, handle, process or transport any hazardous substance, pollutant or contaminant except in full compliance with all applicable Environmental Regulations, and that any substance disposed of off-site by any of the undersigned have been, and will be, disposed of in accordance with all applicable Environmental Regulations. The loan evidenced hereby has been made, and this Note has been delivered, at Bank's office at the address indicated above, and such loan, this Note and the rights, obligations and remedies of Bank and the undersigned shall be governed by and construed in accordance with the laws of the State of Missouri. All obligations of the undersigned, and the rights, powers and remedies of Bank, expressed herein shall be in addition to, and not in limitation of, those provided by law or in any written agreements or instruments (other than this Note) relating to any obligation of any of the undersigned to Bank, the loan evidenced by this Note or any collateral security.

         It is the intent hereof that each of the undersigned (if more than one) remain liable as principal until the full amount of all indebtedness evidenced by this Note has been paid, notwithstanding any act, omission or event that might otherwise operate as a legal or equitable discharge or defense with respect to any of the undersigned.

         No set off or counterclaim of any kind claimed by any person liable under this Note shall stand as a defense to the enforcement of this Note against any such person, it being agreed that any such set off or counterclaim must be maintained by separate suit.

         The undersigned and Bank hereby agree to trial by court and irrevocably waive jury trial in any action or proceeding (including but not limited to any counterclaim) arising out of or in any way relating to or connected to this Note, any relationship or transaction between any of the undersigned and Bank, the origination, administration or enforcement of the indebtedness evidenced or secured by this Note, or any other matter.

         ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER(S) AND US (CREDITOR) FROM MISUNDERSTANDING OR DISAPPOINTMENT. ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

Address: One Convenience Blvd.      Borrower:  Casey's General Stores, Inc.
Ankeny, Iowa   50021                By:      Doug Shull
                                    Title:   Treasurer

Customer ID: 0015524 Loan #: 79407                              page ________
Renewal Note: 79407
Loan Amount: $15,000,000.00


                          SCHEDULE OF DISBURSEMENT AND
                              PAYMENTS OF PRINCIPAL

     Date                        Amount of    Amount of  Unpaid
     Interest Interest Interest  Principal    Principal  Principal Disbursement
Date Paid to  Rate     Paid      Disbursement Payment    Balance   Approved By

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

This is the attached Schedule of Disbursements and Payments of Principal referred to in the Note dated February 7, 1997, made by the undersigned to the order of UMB Bank, n.a.

Borrower:    Casey's General Stores, Inc.

- -------------------------------------------------------------------------
                                                          Dated:
- -------------------------------------------------------------------------
                                                          Dated:
- -------------------------------------------------------------------------
                                                          Dated:

                              [Casey's letterhead]

Mr. Terry Dierks
Senior Vice President
UMB Bank, n.a.
P.O. Box 419226
Kansas City, MO   64141-6226

         RE:      $15,000,000 Term Loan

Dear Mr. Dierks:

         Pursuant to your commitment of February 6, 1997, this will set forth the agreement between Casey's General Stores, Inc. (the "Company") and UMB Bank, n.a. (the "Bank") with respect to the additional covenants that the Company will abide by during the term of the $15,000,000 Term Loan extended to the Company by the Bank as of February 10, 1997.

         The Company agrees, for so long as the Loan remains outstanding, to abide by the covenants set forth in Sections 6.1 through 6.9 and 7.1 through 7.10, inclusive, of the Note Agreement dated as of February 1, 1993 between the Company and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America with respect to the Company's 7.70% Senior Notes due December 15, 2004. The Company also agrees, for so long as the Loan remains outstanding, to abide by the covenants set forth in Sections 6.1 through 6.11 and 7.1 through 7.10, inclusive, of the Note Agreement dated as of December 1, 1995 between the Company and Principal Mutual Life Insurance Company with respect to the Company's 7.38% Senior Notes due February 28, 2020. For the purpose of this agreement, an Event of Default under the Note Agreements dated February 1, 1993 and December 1, 1995 constitutes an Event of Default with respect to all credit extended to the Company by the Bank. The Company further agrees to provide the Bank with copies of any amendments or modifications changing the covenants listed above. The financial information and reports referred to in the Note Agreements will be furnished to the Bank at the times and as set forth herein.

                                   Sincerely,

                                 /s/ Doug Shull
                                     Doug Shull
                                     Treasurer

         Accepted and agreed to this 10th day of February, 1997.

                                 UMB Bank, n.a.

                        By:      /s/ Terry Dierks
                                 Terry Dierks, Senior Vice President

                                                                 Exhibit 11


                          CASEY'S GENERAL STORES, INC.
                        Computation of Per Share Earnings

                                                  Three Months Ended
                                                      July 31,
                                               1997           1996
                                               ----           ----

  Weighted average number of
    common and common equivalent
    shares:
      Weighted average number
        of shares outstanding               26,249,106     26,225,206
      Shares applicable to
        stock options                           56,736         68,218
                                            ----------     ----------

                                            26,305,842     26,293,424

  Net income                               $10,540,938      8,870,702
                                            ==========     ==========

  Earnings per common and
    common equivalent share                $       .40            .34
                                            ==========     ==========


