Form 10-Q
period 1997-10-31
CASEYS GENERAL STORES INC
filed 1997-12-12
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended October 31, 1997

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

Common Stock, No Par Value                  26,269,056 shares
        (Class)                             (Outstanding at December 2, 1997)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                      Page

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                  Consolidated condensed balance sheets -
                  October 31, 1997 and April 30, 1997                  3

                  Consolidated condensed statements of
                  income - three and six months ended
                  October 31, 1997 and 1996                            5

                  Consolidated condensed statements of
                  cash flows - six months ended
                  October 31, 1997 and 1996                            6

                  Notes to consolidated condensed
                  financial statements                                 7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                 8


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                          13


         Item 4.           Submission of Matters to a Vote of
                           Security Holders.                           14

         Item 5.           Other Information.                          14

         Item 6.           Exhibits and Reports on Form 8-K.           14



SIGNATURE                                                              16

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                        October 31,   April 30,
                                                           1997          1997
         ASSETS

Current assets:
         Cash and cash equivalents ............     $  4,188,002       3,097,741
         Short-term investments ...............        1,624,660       6,898,294
         Receivables ..........................        2,953,872       2,701,740
         Inventories ..........................       38,895,907      36,522,960
         Prepaid expenses .....................        5,617,224       5,452,646

                  Total current assets ........       53,279,665      54,673,381

Long-term investments .........................        5,887,792       3,561,865

Other assets ..................................        1,223,847       1,341,062

Property and equipment, net of
  accumulated depreciation
  October 31, 1997, $170,732,816
  April 30, 1997, $158,097,550 ................      401,921,455     367,468,283


                                                    $462,312,759     427,044,591










See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)



         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable ......................      $  9,800,000        2,800,000
         Current maturities of
           long-term debt ...................         9,888,541       11,795,806
         Accounts payable ...................        41,257,567       37,207,819
         Accrued expenses ...................        17,653,450       17,549,230
         Income taxes payable ...............         9,742,026        4,433,626

           Total current liabilities ........        88,341,584       73,786,481

Long-term debt, net of
  current maturities ........................        76,461,003       79,685,011

Deferred income taxes .......................        43,079,000       39,579,000

Deferred compensation .......................         2,271,470        2,102,642

Shareholders' equity
  Preferred stock, no par value .............              --               --
  Common Stock, no par value ................        65,249,494       64,886,032
  Retained earnings .........................       186,910,208      167,005,425

Total shareholders' equity ..................       252,159,702      231,891,457

                                                   $462,312,759      427,044,591







See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                               Three Months Ended           Six Months Ended
                                  October 31,                  October 31,
                              1997           1996          1997         1996

Net sales .............   $317,436,097   286,291,027   638,090,012   573,198,976
Franchise revenue .....      1,342,757     1,379,406     2,710,201     2,836,808

                           318,778,854   287,670,433   640,800,213   576,035,784

Cost of goods sold ....    249,174,851   226,565,820   503,455,892   455,370,742
Operating expenses ....     43,501,739    38,825,230    85,891,569    76,246,543
Depreciation and
  amortization ........      7,446,513     6,633,423    14,608,003    13,008,293
Interest, net .........      1,363,093     1,340,825     2,687,153     2,854,369

                           301,486,196   273,365,298   606,642,617   547,479,947

Income before
  income taxes ........     17,292,658    14,305,135    34,157,596    28,555,837


Federal and state
  income taxes ........      6,485,000     5,400,000    12,809,000    10,780,000


   Net income .........   $ 10,807,658     8,905,135    21,348,596    17,775,837


Earnings per common
  and common
  equivalent share ....   $        .41           .34           .81           .68



Weighted average number
  of common and common
  equivalent shares
  outstanding .........     26,352,541    26,284,041    26,331,789    26,289,058





See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                             October 31,
                                                       1997             1996

Cash flows from operations:
  Net income ................................     $ 21,348,596       17,775,837
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization .........       14,608,003       13,008,293
      Deferred income taxes .................        3,500,000        4,000,000
      Changes in assets and liabilities:
        Receivables .........................         (252,132)        (855,572)
        Inventories .........................       (2,372,947)      (4,270,019)
        Prepaid expenses ....................         (164,578)       2,880,063
        Accounts payable ....................        4,049,748        2,978,992
        Accrued expenses ....................          104,220          457,168
            Income taxes payable ............        5,308,400        2,154,000
      Other, net ............................        1,600,418          401,062
Net cash provided by operations .............       47,729,728       38,529,824


Cash flows from investing:
  Purchase of property and equipment ........      (50,303,535)     (38,669,389)
  Purchase of investments ...................       (4,844,033)      (7,514,604)
  Sale of investments .......................        7,719,725        6,892,134
Net cash used in investing activities .......      (47,427,843)     (39,291,859)


Cash flows from financing:
  Payments of long-term debt ................       (5,131,273)      (4,280,171)
  Net activity of short-term debt ...........        7,000,000       (1,050,000)
  Proceeds from exercise of stock
    options .................................          363,462           35,875
  Payment of cash dividends .................       (1,443,813)      (1,311,175)
Net cash provided by (used in)
  financing activities ......................          788,376       (6,605,471)
Net increase (decrease) in cash
  and cash equivalents ......................        1,090,261       (7,367,506)
Cash and cash equivalents at
  beginning of the year .....................        3,097,741       12,673,855
Cash and cash equivalents at
  end of the quarter ........................     $  4,188,002        5,306,349


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


2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1997, and the results of operations for the six and three months ended October 31, 1997 and 1996, and changes in cash flows for the six months ended October 31, 1997 and 1996.

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


         Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 1997, the Company's ratio of current assets to current liabilities was .60 to 1. The ratio at October 31, 1996 and April 30, 1997, was .76 to 1 and .74 to 1,
respectively. Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

         Net cash provided by operations increased $9,199,904 (23.9%) in the six months ended October 31, 1997 from the comparable period in the prior year, primarily as a result of a larger net income and a larger increase in accounts payable and income taxes payable. Cash flows from investing and financing in the six months ended October 31, 1997 decreased slightly, primarily as a result of increased capital expenditures which were partially offset by the addition of short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

         Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 1998, the Company expended $50,303,535 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $38,669,389 for the comparable period in the prior year. The Company anticipates expending approximately $75,000,000 in fiscal 1998 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes") and the 7.38% Senior Notes due December 28, 2020 (the 7.38% Notes").

         As of October 31, 1997, the Company had long-term debt of $76,461,003, consisting of $18,750,000 in principal amount of 7.70% Notes, $30,000,000 in principal amount of 7.38% Notes, $11,323,346 of mortgage notes payable, $12,093,750 of unsecured notes payable and $4,293,907 of capital lease obligations.

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

         To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the 6-1/4% Convertible Subordinated Debentures (which were converted into 3,683,064 shares of Common Stock on March 28, 1994), the 7.70% Notes and the 7.38% Notes, a mortgage note, unsecured notes payable and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, short-term and long-term investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity. See Part II, Item
5, (captioned "Other Information") herein for a description of certain borrowing arrangements recently approved by the Board of Directors of the Company.

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,874 USTs, of which 1,538 are fiberglass and 336 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state
UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1997 and 1996, the Company spent approximately $579,000 and $718,000, respectively, for assessments and remediation. During the six months ended October 31, 1997, the Company expended approximately

$265,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 1997, approximately $4,100,000 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at October 31, 1997 of approximately $1,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

         Three Months Ended October 31, 1997 Compared to Three
Months Ended October 31, 1996

         Net sales for the second quarter of fiscal 1998 increased by $31,145,070 (10.9%) over the comparable period in fiscal 1997. Retail gasoline sales increased by $19,319,936 (11.9%) as the number of gallons sold increased by 16,226,767 (11.7%) while the average retail price per gallon increased 0.2%. During this same period, retail sales of grocery and general merchandise increased by $12,862,134 (12.5%) due to the addition of 64 new Company
Stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 78.5% for the second quarter of fiscal 1998, compared to 79.1% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (8.8%) during the second quarter of fiscal 1998 from the second quarter of the prior year (8.2%) due to the decrease in wholesale gasoline costs during the quarter. The gross profit margin per gallon also increased (to $.1033) in the second quarter of fiscal 1998 from the comparable period in the prior year ($.0958). The gross profits on retail sales of grocery and general merchandise also increased (to 43.3%) from the comparable period in the prior year (42.2%).

         Operating expenses as a percentage of net sales were 13.7% for the second quarter of fiscal 1998 compared to 13.6% for the comparable period in the prior year.

         Net income increased by $1,902,523 (21.4%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years.

         Six Months Ended October 31, 1997 Compared to Six
Months Ended October 31, 1996

         Net sales for the first six months of fiscal 1998 increased by $64,891,036 (11.3%) over the comparable period in fiscal 1997. Retail gasoline sales increased by $40,800,700 (12.6%) as the number of gallons sold increased by 36,726,696 (13.4%) and the average retail price per gallon decreased 0.7%. During this same period, retail sales of grocery and general merchandise increased by $26,557,707 (12.9%) due to the addition of 64 new Company stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 78.9% for the first six months of fiscal 1998 compared to 79.4% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (9.1%) during the first six months of fiscal 1998 from the comparable period in the prior year (8.6%) due to the decrease in wholesale gasoline costs during the period. The gross profit margin per gallon also increased in the first six months of fiscal 1998 (to $.1068) from the comparable period in the prior year ($.1017). The gross profits on retail sales of grocery and general merchandise also increased (to 41.5%) from the comparable period in the prior year (40.5%).

         Operating expenses as a percentage of net sales were 13.5% for the first six months of fiscal 1998 compared to 13.3% during the comparable period in the prior year. The slight increase in operating expenses as a percentage of net sales was caused primarily by a slight decrease in the average retail price per gallon of gasolilne sold (0.7%).

         Net income increased by $3,572,759 (20.1%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation at least three years.


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


Item 4.           Submission of Matters to a Vote of Security
Holders.

         At the Annual Meeting of shareholders held on September
19, 1997, eight directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

         The votes cast or withheld for each nominee were as follows:

                                            For                      Withheld
         Donald F. Lamberti                 22,293,209               401,591
         Ronald M. Lamb                     22,292,839               401,961
         Douglas K. Shull                   22,291,739               403,061
         John G. Harmon                     22,290,212               404,588
         John R. Fitzgibbon                 22,241,119               453,681
         Patricia Clare Sullivan            22,267,825               426,975
         Kenneth H. Haynie                  22,276,019               418,781
         John P. Taylor                     22,277,558               417,242


Item 5.           Other Information.

         On September 11, 1997, the Company filed a Registration
Statement on Form S-3D with respect to a maximum of 500,000 shares of Common Stock to be offered for purchase by shareholders under the Casey's General Stores, Inc. Dividend
Reinvestment and Stock Purchase Plan.

         On December 1, 1997, the Board of Directors approved of the execution and delivery of a proposed Note Agreement, to be dated as of December 1, 1997, among the Company and Principal Mutual Life Insurance Company, Nippon Life
Insurance Company of America and TMG Life Insurance
Company (together, the "Purchasers"), under which the Company would issue to the Purchasers $18,000,000 in aggregate principal amount of 6.55% Senior Notes due on or about December 28, 2003 (the "6.55% Notes"). The proceeds of the 6.55% Notes would be used to pay certain outstanding indebtedness of the Company and the costs of acquiring additional computer equipment for Company operations. Closing of the transaction and issuance of the 6.55% Notes are expected to occur later this month.


Item 6.           Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

         Exhibit
         No.                      Description
         4.2                      Rights Agreement dated as of June 14,
                                  1989 between Casey's General Stores,
                                  Inc. and United Missouri Bank of
                                  Kansas City, N.A., as Rights Agent(a)
                                  and amendments thereto (b),(c),(d)

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

         4.4                      Note Agreement dated as of December
                                  1, 1995 between Casey's General
                                  Stores, Inc. and Principal Mutual
                                  Life Insurance Company (f)



         11                       Statement regarding computation of
                                  per share earnings

         27                       Financial Data Schedule

         99                       Cautionary Statement Relating to
                                  Forward-Looking Statements (g)

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


                                              CASEY'S GENERAL STORES, INC.



Date:   December 12, 1997                 By: /S/ Douglas K. Shull
                                              ---------------------------
                                              Douglas K. Shull, Treasurer
                                              Authorized Officer and
                                              Principal Financial
                                              Officer)

                                  EXHIBIT INDEX


Exhibit No.                 Description                    Page


   11                       Statement regarding
                            computation of
                            per share earnings


   27                       Financial Data Schedule