Form 10-Q
period 1998-01-31
CASEYS GENERAL STORES INC
filed 1998-03-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended January 31, 1998

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

   Common Stock, No Par Value                        52,561,012 shares
                  (Class)                       (Outstanding at March 4, 1998)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                           Consolidated condensed balance sheets -
                           January 31, 1998 and April 30, 1997           3

                           Consolidated condensed statements
                           of income - three and nine months ended
                           January 31, 1998 and 1997                     5

                           Consolidated condensed statements of
                           cash flows - nine months ended
                           January 31, 1998 and 1997                     6

                           Notes to consolidated condensed
                           financial statements                          7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                   8


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                            14

         Item 6.           Exhibits and Reports on Form 8-K.             14

SIGNATURE                                                                16

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                      January 31,     April 30,
                                                         1998           1997
                                                      -----------     ---------
         ASSETS

Current assets:
         Cash and cash equivalents ...........     $  5,959,879        3,097,741
         Short-term investments ..............        1,322,673        6,898,294
         Receivables .........................        2,788,656        2,701,740
         Inventories .........................       38,674,631       36,522,960
         Prepaid expenses ....................        5,662,767        5,452,646
                                                   ------------     ------------

                  Total current assets .......       54,408,606       54,673,381
                                                   ------------     ------------

Long-term investments ........................        6,137,339        3,561,865

Other assets .................................        1,208,451        1,341,062

Property and equipment, net of
  accumulated depreciation
  January 31, 1998, $177,504,481
  April 30, 1997, $158,097,550 ...............      411,942,684      367,468,283
                                                   ------------     ------------

                                                   $473,697,080      427,044,591
                                                   ------------     ------------



See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)



         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable .......................     $ 24,800,000        2,800,000
         Current maturities of
           long-term debt ....................        5,394,284       11,795,806
         Accounts payable ....................       33,294,289       37,207,819
         Accrued expenses ....................       18,932,165       17,549,230
         Income taxes payable ................        4,477,598        4,433,626
                                                   ------------     ------------

           Total current liabilities .........       86,898,336       73,786,481
                                                   ------------     ------------

Long-term debt, net of
  current maturities .........................       80,704,488       79,685,011
                                                   ------------     ------------
Deferred income taxes ........................       44,829,000       39,579,000
                                                   ------------     ------------
Deferred compensation ........................        2,374,211        2,102,642
                                                   ------------     ------------
Shareholders' equity
  Preferred stock, no par value ..............             --               --
  Common Stock, no par value .................       65,405,935       64,886,032
  Retained earnings ..........................      193,485,110      167,005,425
                                                   ------------     ------------

Total shareholders' equity ...................      258,891,045      231,891,457
                                                   ------------     ------------

                                                   $473,697,080      427,044,591
                                                   ------------     ------------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                           Three Months Ended          Nine Months Ended
                              January 31,                  January 31,
                              1998         1997             1998        1997
Net sales                $276,926,574   272,069,769   915,016,586   845,268,745

Franchise revenue           1,203,808     1,200,071     3,914,009     4,036,879
                          ------------  -----------   -----------   -----------

                          278,130,382   273,269,840   918,930,595   849,305,624
                          -----------   -----------   -----------   -----------

Cost of goods sold        213,817,285   218,436,327   717,273,177   673,807,069
Operating expenses         43,237,769    37,686,020   129,129,338   113,932,563
Depreciation and
  amortization              7,788,526     6,865,161    22,396,529    19,873,454
Interest, net               1,505,858     1,494,897     4,193,011     4,349,266
                           ----------   -----------   -----------   -----------

                          266,349,438   264,482,405   872,992,055   811,962,352
                          -----------   -----------   -----------   -----------

                           11,780,944     8,787,435    45,938,540    37,343,272

Federal and state
  income taxes              4,418,000     3,251,000    17,227,000    14,031,000
                          -----------   -----------   -----------   -----------


Net income              $   7,362,944     5,536,435     28,711,540   23,312,272
                         ------------   -----------   ------------  -----------

Earnings per common
  and common  equivalent
  share
         Basic          $        .14            .11            .55          .44

                         ------------   -----------   ------------   ----------

         Dilutive       $        .14            .11            .54          .44
                         -----------    -----------   ------------   ----------


See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            January 31,
                                                   1998              1997
Cash flows from operations:
Net income                                     $ 28,711,540        23,312,272
Adjustments to reconcile
  net income to net cash
  provided by operations:
    Depreciation and amortization                22,396,529        19,873,454
    Deferred income taxes                         5,250,000         6,000,000
    Changes in assets and liabilities:
      Receivables                                   (86,916)          (91,323)
      Inventories                                (2,151,671)       (6,157,411)
      Prepaid expenses                             (210,121)        2,943,171
      Accounts payable                           (3,913,530)       (4,539,271)
      Accrued expenses                            1,382,935           107,764
      Income taxes payable                           43,972         2,713,647
    Other, net                                    2,737,456           983,773
                                               ------------        ----------
    Net cash provided by operations              54,160,194        45,146,076
                                               ------------        ----------

    Cash flows from investing:
      Purchase of property and equipment        (69,030,059)      (53,114,828)
      Purchase of investments                    (6,466,384)       (9,689,830)
      Sale of investments                         9,372,384        19,190,037
                                               ------------        -----------
        Net cash used in investing activities   (66,124,059)      (43,614,621)
                                               ------------        -----------

         Cash flows from financing:
           Proceeds from long-term debt         18,000,000            ---
           Payments of long-term debt          (23,462,045)        (6,440,356)
           Net activity of short-term debt      22,000,000           (525,000)
           Proceeds from exercise of stock
             options                               519,903             35,875

Payment of cash dividends                       (2,231,855)        (1,966,806)
                                                ----------         ----------
         Net cash provided by (used in)
           financing activities                 14,826,003         (8,896,287)
                                                ----------         ----------
         Net increase (decrease) in cash
           and cash equivalents                  2,862,138         (7,364,832)
         Cash and cash equivalents at
           beginning of the year                 3,097,741         12,673,855
                                               -----------         -----------
         Cash and cash equivalents at
           end of the quarter                 $  5,959,879          5,309,023
                                               -----------          ---------

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

     2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1998, and the results of operations for the three and nine months ended January 31, 1998 and 1997, and changes in cash flows for the nine months ended January 31, 1998 and 1997.

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

     4. All per-share amounts and number of shares outstanding set forth in this Form 10- Q (and in the exhibits hereto) have been adjusted to reflect the two-for-one stock split declared for shareholders of record on February 2, 1998 and distributed as of February 16, 1998.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 1998, the Company's ratio of current assets to current liabilities was .63 to 1. The ratio at January 31, 1997 and April 30, 1997, was .71 to 1 and .74 to 1, respectively. Management believes that the Company's current $27,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $9,014,118 (20.0%) in the nine months ended January 31, 1998 from the comparable period in the prior year, primarily as a result of a larger net income and a smaller increase in inventories and income taxes payable. Cash flows from investing in the nine months ended January 31, 1998 decreased, primarily as a result of increased capital expenditures. Cash flows from financing increased due to the proceeds from long-term and short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 1998, the Company expended $69,030,059 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $53,114,828 for the comparable period in the prior year. The Company anticipates expending approximately $75,000,000 in fiscal 1998 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes"), the 7.38% Senior Notes due December 28, 2020 (the "7.38% Notes") and the 6.55% Senior Notes due December 18, 2003 (the "6.55% Notes").

     As of January 31, 1998, the Company had long-term debt of $80,704,488, consisting of $18,000,000 in principal amount of 7.70% Notes, $30,000,000 in principal amount of 7.38% Notes, $18,000,000 in principal amount of 6.55% Notes, $10,746,616 of mortgage notes payable and $3,957,872 of capital lease obligations.

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

     Interest on the 7.38% Notes is payable semi-annually on the twenty-eighth day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Notes in whole or in part at any time in an amount of not less than $1,000,000 or in integral multiples of $100,000 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and the purchaser of the 7.38% Notes.

     Interest on the 6.55% Notes is payable quarterly on the 18th day of March, June, September and December of each year, commencing March 18, 1998, and at maturity, at the rate of 6.55% per annum. Principal of the 6.55% Notes matures in five annual installments commencing December 18, 1999. The Company may prepay the 6.55% Notes in whole or in part at any time in an amount of not less than $1,000,000 or integral multiples of $100,000 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1997 between the Company and the

Purchasers of the 6.55% Notes.

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of 6-1/4% Convertible Subordinated Debentures (which were converted in 1994 into shares of Common Stock), the 7.70% Notes, the 7.38% Notes, the 6.55% Notes, a mortgage note, unsecured notes payable and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, short-term and long-term investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double- wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,882 USTs, of which 1,548 are fiberglass and 334 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1997 and 1996, the Company spent approximately $579,000 and $718,000, respectively, for assessments and remediation. During the nine months ended January 31, 1998, the Company expended approximately $375,000 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 1998, approximately $4,300,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has accrued a liability at January 31, 1998 of approximately $1,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Management of the Company currently estimates that aggregate capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection will approximate $1,000,000 in fiscal 1998 through December 23, 1998, in order to comply with the existing UST regulations. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures. Such expenditures are expected to be funded as described above, and are not expected to adversely affect liquidity.

         THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE
MONTHS ENDED JANUARY 31, 1997

     Net sales for the third quarter of fiscal 1998 increased by $4,856,805 (1.8%) over the comparable period in fiscal 1997. Retail gasoline sales decreased by $6,530,253 (4.0%) as the number of gallons sold increased by 12,995,900 (9.6%) while the average retail price per gallon decreased 12.4%. During this same period, retail sales of grocery and general merchandise increased by $12,413,895 (14.0%) due to the addition of 67 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 77.2% for the third quarter of fiscal 1998, compared to 80.3% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (11.3%) during the third quarter of fiscal 1998 from the third quarter of the prior year (8.5%) due to the decrease in wholesale gasoline costs during the period. The gross profit margin per gallon also increased (to $.1204) in the third quarter of fiscal 1998 from the comparable period in the prior year ($.1031). The gross profits on retail sales of grocery and general merchandise also increased (to 42.4%) from the comparable period in the prior year (42.0%).

     Operating expenses as a percentage of net sales were 15.6% for the third quarter of fiscal 1998 compared to 13.9% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income increased by $1,826,509 (33.0%). The increase in net income was attributable primarily to the increase in gross profit margins on retail sales of gasoline due to the decrease in wholesale gasoline costs during the period.

         NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO NINE
MONTHS ENDED JANUARY 31, 1997

     Net sales for the first nine months of fiscal 1998 increased by $69,747,841 (8.3%) over the comparable period in fiscal 1997. Retail gasoline sales increased by $34,270,447 (7.0%) as the number of gallons sold increased by 49,722,596 (12.2%) and the average retail price per gallon decreased 4.6%. During this same period, retail sales of grocery and general merchandise increased by $38,971,602 (13.2%) due to the addition of 67 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 78.4% for the first nine months of fiscal 1998 compared to 79.7% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (9.8%) during the first nine months of fiscal 1998 from the comparable period in the prior year (8.6%) due to the decrease in wholesale gasoline costs during the period. The gross profit margin per gallon also increased in the first nine months of fiscal 1998 (to $.1112) from the comparable period in the prior year ($.1022). The gross profits on retail sales of grocery and general merchandise also increased (to 41.8%), from the comparable period in the prior year (41.0%).

     Operating expenses as a percentage of net sales were 14.1% for the first nine months of fiscal 1998 compared to 13.5% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income increased by $5,399,268 (23.2%). The increase in net income was attributable primarily to the increase in gross profit margins on retail sales of gasoline due to the decrease in wholesale gasoline costs during the period.

         CAUTIONARY STATEMENT

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company's cash balances and cash generated from operations and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors described in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99 to the Form 10-Q for the fiscal quarter ended January 31, 1997.

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


Item 6.           Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:



         Exhibit
         No.             Description
         ----------      --------------
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

         4.4             Note Agreement dated as of December 1, 1995 between
                         Casey's General Stores, Inc. and Principal Mutual Life
                         Insurance Company (f)

         4.5             Note Agreement dated as of December 1, 1997 among the
                         Company and Principal Mutual Life Insurance Company,
                         Nippon Life Insurance Company of America and TMG Life
                         Insurance Company (g)



         11              Statement regarding computation of per share earnings

         27              Financial Data Schedule

         99              Cautionary Statement Relating to Forward-Looking Statements (h)


--------------------------------

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

(g) Incorporated by reference from the Current Report on Form 8-K filed January 7, 1998.

(h) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996, filed December 13, 1996.


         (b) On January 7, 1998, the Company filed a Current Report on Form 8-K with respect to the issuance of the 6.55% Notes and the two-for-one stock split declared for shareholders of record on February 2, 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CASEY'S GENERAL STORES, INC.



Date:   March 6, 1998            By:  /s/ Douglas K. Shull
                                      Douglas K. Shull,
                                      Treasurer (Authorized Officer and
                                      Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description                          Page


11                                  Statement regarding
                                    computation of
                                    per share earnings

27                                  Financial Data Schedule