Form 10-K405
period 1998-04-30
CASEYS GENERAL STORES INC
filed 1998-07-29
CIK 726958

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K405


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At the close of business on July 21, 1998, the Company had 52,613,012 shares of Common Stock, no par value, issued and outstanding. The aggregate market value of the 44,408,753 shares of Common Stock held by non-affiliates of the Company on that date was $729,968,877 based on a last reported sales price of $16-7/16 per share on said date.


                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

         1. Annual Report for fiscal year ended April 30, 1998 (Items 5, 6, 7 and 8 of Part II and Item 14(a) of Part IV).

         2. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of shareholders to be held on September 18, 1998 (Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Casey's General Stores, Inc. ("Casey's") and its two wholly-owned subsidiaries, Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") (Casey's, together with the Marketing Company and the Services Company, shall be referred to herein as the "Company"), operate convenience stores under the name "Casey's General Store" in nine Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 1998, there were a total of 1,109 Casey's General Stores in operation, of which 946 were operated by the Company ("Company Stores") and 163 stores were operated by franchisees ("Franchised Stores"). There were 75 Company Stores newly opened in fiscal 1998. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores.

         Approximately 70% of all Casey's General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 7% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours and quality of service.

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

         In each of the past two fiscal years, the Company derived approximately 95% of its gross profits from retail sales by Company Stores. It also derives income from continuing monthly royalties based on sales by Franchised Stores, wholesale sales to Franchised Stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. Sales at Casey's General Stores historically have been strongest during the Company's first and second quarters and relatively weaker during its fourth quarter. In the warmer months of the year (which comprise the Company's first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks and ice. Due to the continuing emphasis on higher-margin, freshly prepared food items, however, Casey's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

         The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 1998:



                                                       COMPANY      FRANCHISED
         STATE                                          STORES       STORES         TOTAL
         -----                                         --------      ------         ----
Iowa ................................................    238           79            317
Illinois.............................................    258           25            283
Indiana .............................................     19            0             19
Kansas ..............................................     92            3             95
Minnesota ...........................................     52           15             67
Missouri ............................................    206           32            238
Nebraska ............................................     47            7             54
South Dakota ........................................     20            0             20
Wisconsin ...........................................     14            2             16
     Total ..........................................    946 (85%)    163 (15%)    1,109 (100%)

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

         The following table shows the number of Company and Franchised Stores opened, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:

                                                                        STORES IN
FISCAL YEAR                         NEW                                 OPERATION
  ENDED                             STORES          CONVERTED           AT END OF
 APRIL 30,                          OPENED           STORES             PERIOD
------------                        ------          ----------          ----------

1994
    Company . . . . .               56                   1                 687 (1)
    Franchised . . . .               4                  (1)                189 (1)
                                   ---                                     ---
         Total . . . .              60                                     876

1995
    Company . . . . .               60                   0                 741 (2)
    Franchised . . . .               3                  (0)                186 (2)
                                   ---                                     ---
         Total . . . .   .          63                                     927

1996
    Company . . . . .               65                   1                 801 (3)
    Franchised . . . .               1                  (1)                182 (3)
                                   ---                                     ---
         Total . . . .              66                                     983

1997
    Company . . . . .               70                   8                 878 (4)
    Franchised . . . .               1                  (8)                164 (4)
                                   ---                                     ---
         Total . . . .              71                                   1,042

1998
    Company . . . . .               75                   0                 946 (5)
    Franchised . . . .               0                  (0)                163 (5)
                                   ---                                  ------
         Total . . . .              75                                   1,109

-----------------------

(1) Nine Company Stores and one Franchised Store were closed in 1994.

(2) Six Company Stores and six Franchised Stores were closed in 1995.

(3) Six Company Stores and four Franchised Stores were closed in 1996.

(4) One Company Store and eleven Franchised Stores were closed in 1997.

(5) Seven Company Stores and one Franchised Store were closed in 1998.

         Five Company Stores were opened in May and June 1998 and 34 Company Stores were under construction at June 30, 1998. On June 30, 1998, the Company had purchased or had the right to purchase 46 additional store sites. All the stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 80 new Company Stores during fiscal 1999.

         The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. During fiscal 1996, 1997 and 1998, the Company converted 1, 8 and 0 stores, respectively, from Franchised Stores to Company Stores.

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

         In its expansion, the Company intends to follow its traditional store site selection criteria and to locate most new stores in small towns, and along busy highways near or at the edge of larger metropolitan areas.

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

STORE OPERATIONS

         PRODUCTS OFFERED

         Each Casey's General Store typically carries approximately 1,800 food and non-food items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 89% of the stores offer beer. The non-food items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, ammunition and automotive products.

         All of the Casey's General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol offered by the stores generally are sold under the Casey's name, although some Franchised Stores sell gasoline under a major oil company brand name.

         It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in all Company Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. The Company also sells donuts, prepared on store premises, in approximately 99% of the stores as of April 30, 1998, as well as cookies, brownies and muffins, and is installing donut-making facilities in all newly constructed stores.

         The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 1,040 (94%) stores as of April 30, 1998. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, beef, hot and mild sausage, tenderloin and chicken breast sandwiches, pizza bread, garlic bread, breakfast croissants, quarter-pound hamburgers and cheeseburgers.

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

         STORE DESIGN

         Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 1998, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $800,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, 500 square feet to storage and two large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes two to four islands of gasoline dispensers and storage tanks having a capacity of 20,000 to 30,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air conditioned and have modern refrigeration facilities. The store locations feature the Company's bright red and yellow pylon sign and facade, both of which display the name and service mark of the Company.

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

         STORE LOCATIONS

         The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Approximately 70% of all stores operate in areas with populations of fewer than 5,000 persons, while approximately 7% of all stores are located in communities with populations exceeding 20,000 persons. Management believes that a Casey's General Store provides a service not otherwise available in small towns, and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company's store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey's General Store may operate profitably at a highway location in a community with a population of as few as 500 persons.

         GASOLINE OPERATIONS

         Gasoline sales are an important part of the Company's sales and earnings. Approximately 57% of Casey's net sales for the year ended April 30, 1998 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 1998:




                                                       YEAR ENDED APRIL 30,
                                                       --------------------

                                 1996                     1997                      1998
                                 ----                     ----                      ----
Number of
 Gallons Sold                     492,353,905              542,609,567               608,977,313

Total Retail
 Gasoline Sales                  $531,414,819             $643,005,485              $671,942,031

  Percentage of                  55.7%                    58.0%                     56.6%
   Net Sales

  Gross Profit                   10.7%                    8.6%                      9.6%
   Percentage

Average Retail
 Price per Gallon                $1.08                    $1.19                     $1.10

Average Gross Profit
 Margin per Gallon               11.46 (cents)            10.17 (cents)             10.64 (cents)

Average Number of
 Gallons Sold per
 Company Store *                 637,904                  643,684                   668,670


-----------------------------

* Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

         Retail prices of gasoline decreased during the year ended April 30, 1998. The total number of gallons sold by the Company during this period increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" herein. As a result of these conditions, total retail gasoline sales by the Company increased during the period, while the percentage of such sales to the Company's total net sales decreased.

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

         In fiscal 1998, the Company purchased directly from manufacturers approximately 90% of the food and non-food items sold from the Casey's Distribution Center. It is the Company's practice, with few exceptions, not to enter into contracts with any of the suppliers of products sold by Casey's General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

         FRANCHISE OPERATIONS

         Casey's has franchised Casey's General Stores since 1970. In addition to generating income for Casey's, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey's. Franchising also enabled Casey's to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and management currently expects to grant new franchises only to existing franchisees operating in states other than Iowa on a limited basis. See "BUSINESS - Government Regulation" herein. From April 30, 1983 to April 30, 1998, the percentage of Company Stores increased from 44% to 85%. From inception to April 30, 1998, the Company had converted 144 Franchised Stores to Company Stores by leasing or purchasing such stores.

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

         PERSONNEL

         On April 30, 1998, the Company had 3,986 full-time employees and 6,380 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

         The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Operating Officer of the Company, who is assisted by the Vice President of Store Operations. Reporting directly to the Vice President of Store Operations are 3 regional operations managers. Reporting directly to the regional managers are 18 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of eight supervisors. Each of the 132 supervisors in turn is responsible for the operations of approximately eight individual stores.

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

         As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than twenty-two years, one has been employed for more than twenty-six years and one has been employed for more than thirty years.

         In addition to its four executive officers, the Company currently has Vice Presidents of Store Operations, Property Management, Marketing, Food Service,

Advertising and Human Resources. The Company also has 40 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, transportation, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

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

         GOVERNMENT REGULATION

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems, (ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double- wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,885 USTs of which 1,554 are fiberglass and 331 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 1997 and 1998, the Company spent approximately $579,000 and $502,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 1998, approximately $4,300,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at April 30, 1998, of approximately $1,600,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

         Management of the Company currently estimates that aggregate capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection will approximate $800,000 through December 23, 1998, in order to comply with the existing UST regulations. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures.

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

         During the 1992 legislative session, the Iowa General Assembly enacted legislation relating to franchise agreements and their enforcement and establishing certain duties and limitations on franchisors. The legislation, currently set forth in Chapter 523H, Code of Iowa, 1997, as amended ("Chapter 523H"), became effective on July 1, 1992, and purports to apply to all new or existing franchises that are operated in the State of Iowa after the effective date, including those of Casey's. The legislation contains, among other things, provisions regarding the transfer of franchises, the termination or nonrenewal of franchises, and the encroachment on existing franchises. Subsequent judicial rulings in cases brought by other Iowa franchisors have held, however, that Chapter 523H does not apply to any franchises entered into prior to its July 1, 1992 effective date.

         As of April 30, 1998, Casey's was a party to 79 franchise agreements entered into with respect to Franchised Stores in the State of Iowa. Of that number, only two of the franchise agreements were entered into following the effective date of Chapter 523H (the "Covered Franchises"); the remainder were all entered into prior to July 1, 1992. Certain provisions of the Covered Franchises conflict with the provisions of Chapter 523H. As such, certain contractual provisions of the Covered Franchises, including those relating to transfer, termination or non-renewal and encroachment, may not be valid or enforceable under Chapter 523H.

         Chapter 523H was amended during the 1995 legislative session, but several significant ambiguities and concerns remain. As a result, Casey's has determined not to grant any new Iowa franchises until further amending legislation is enacted or other favorable court rulings are rendered. Management does not expect Chapter 523H to have a material effect on the Company's business.

ITEM 2.  PROPERTIES

         The Company owns and has consolidated its Corporate Headquarters and Distribution Center operations on a 36-acre site in Ankeny, Iowa. This facility consists of approximately 255,000 square feet, including a central Corporate Headquarters office building, Distribution Center and vehicle service/maintenance center. The facility was completed in February 1990 and placed in full service at that time.

         The Company owns an approximately 10,000 square-foot building on an eight-acre site in Creston, Iowa that it formerly utilized (until February
1997) as a sandwich commissary center for the preparation of sandwiches sold in Casey's General Stores.

         On April 30, 1998, Casey's owned the land at 872 locations and the buildings at 894 locations, and leased the land at 74 locations and the buildings at 52 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has filed administrative appeals from adverse decisions by the Iowa Department of Natural Resources ("IDNR") and the Iowa Underground Storage Tank Financial Responsibility Program Board (the "UST Board") with respect to the installation of cathodic protection at certain of the Company's underground storage tanks ("USTs") located in the State of Iowa. The appeals followed IDNR's determination that certain of such installations, which were performed on behalf of the Company by a third-party contractor (Corrpro Companies, Inc.) ("Corrpro"), were not fully in compliance with IDNR administrative rules for corrosion protection upgrade. The IDNR upgrade compliance date is December 22, 1998. However, the UST Board, which controls funds to partially reimburse tank owners for the costs of corrective action for past releases from leaking USTs, set an upgrade compliance date of January 1, 1995 for owners such as the Company. As a result of the IDNR determination, the UST Board has demanded a refund from the Company in the amount of $1,603,102.57 for remedial costs previously reimbursed to the Company by the UST Board with respect to said locations. In addition, the UST Board is withholding future payment of remedial funds pending resolution of the compliance issue.

         The Company has been participating in informal settlement discussions with IDNR and the UST Board in an effort to resolve the matter. An agreement in principle has been reached with the IDNR and is in the process of being formalized. That settlement requires the Company to further test certain of its tanks at an aggregate cost of approximately $100,000 and to take whatever further corrective action may be necessary to remediate any test failures. This settlement allows all tanks subject to the controversy to be considered in compliance with the December, 1998 IDNR upgrade rules. No settlement has yet been reached with the UST Board and there can be no assurance that an acceptable settlement will be forthcoming. In the event it is not possible to reach a settlement, the Company expects to pursue its administrative appeal and proceed with contested case hearings before an administrative law judge (whose decision may be appealed to district court). If it is finally determined that the affected sites did not meet the applicable IDNR standards on January 1, 1995, such sites would not qualify for remedial benefits provided through the UST Board and the benefits received with respect to such sites would be subject to repayment.

         The Company and Corrpro are parties to a contract under which Corrpro agreed to install cathodic protection systems in all of the Company's qualifying USTs in the State of Iowa in order to meet the upgrade requirements by January 1, 1995, and further agreed to defend and indemnify the Company for all liability arising out of the acts or omissions of Corrpro in the performance of its work under that agreement. The Company would expect to litigate its claims against Corrpro for whatever costs or expenses it may incur as a result of the foregoing claims and proceedings.

         The Company from time to time is a party to other legal proceedings, claims and demands arising from the conduct of its business operations, including those relating to personal injury, property damage and employment or personnel matters, environmental remediation or contamination, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such other proceedings pending as of the date of this Form 10-K is material in the aggregate.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         The information required in response to this Item is incorporated herein by reference from the section entitled "Common Stock Data" set forth on page 24 of the Company's Annual Report to shareholders for the year ended April 30, 1998.

         The cash dividends declared by the Company (adjusted to give effect to the two-for-one stock split distributed on February 17, 1998) during the periods indicated have been as follows:


                                                   Cash Dividend
                                                   Declared
                                                   --------------
         Calendar 1996
         -------------
                  First Quarter                     $.0125
                  Second Quarter                     .0125
                  Third Quarter                      .0125
                  Fourth Quarter                     .0125
                                                     -----
                                                    $.05

         Calendar 1997
         -------------
                  First Quarter                     $.0125
                  Second Quarter                     .0125
                  Third Quarter                      .015
                  Fourth Quarter                     .015
                                                      ----
                                                    $.055

         Calendar 1998
         -------------
                  First Quarter                     $.015
                  Second Quarter                     .015

ITEM 6.           SELECTED FINANCIAL DATA

         The information required in response to this Item is incorporated herein by reference from the section entitled "Selected Financial Data" set forth on page 23 of the Company's Annual Report to shareholders for the year ended April 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required in response to this Item is incorporated herein by reference from pages 18 through 22 of the Company's Annual Report to shareholders for the year ended April 30, 1998.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required in response to this Item is incorporated herein by reference from pages 7 through 17 and page 24 of the Company's Annual Report to shareholders for the year ended April 30, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT

        That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Directors", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1998 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 18, 1998, is hereby incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

        That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1998 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 18, 1998, is hereby incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

        That portion of the Company's definitive Proxy Statement appearing under the captions "Shares Outstanding" and "Voting Procedures", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1998 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 18, 1998, is hereby incorporated by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        That portion of the Company's definitive Proxy Statement appearing under the caption "Other Information Relating to Directors and Executive Officers", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1998 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 18, 1998, is hereby incorporated by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

        (a)       DOCUMENTS FILED

        The documents listed below are filed as a part of this Report on Form 10-K and are incorporated herein by reference:

        (1) The following consolidated financial statements, shown on pages 7 through 17 of the Company's Annual Report to shareholders for the year ended April 30, 1998:

        Consolidated Balance Sheets, April 30, 1998 and 1997
        Consolidated Statements of Income, Three Years Ended April 30, 1998 Consolidated Statements of Shareholders' Equity, Three Years
             Ended April 30, 1998
        Consolidated Statements of Cash Flows,
             Three Years Ended April 30, 1998
        Notes to Consolidated Financial Statements
        Independent Auditors' Report

        (2) The management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c), consisting of the following:

                  Exhibit Number           Document
                  --------------           --------

                  10.4(b)                  Sixth Amended and Restated
                                           Casey's General Stores, Inc.
                                           Employees' Stock Ownership
                                           Plan and Trust Agreement (v)

                  10.19                    Casey's General Stores, Inc.
                                           1991 Incentive Stock Option
                                           Plan (j) and amendment
                                           thereto (o)

                  10.21(a)              Amended and Restated
                                        Employment Agreement with
                                        Donald F. Lamberti (z) and First
                                        Amendment thereto (aa)

                  10.22(a)              Amended and Restated
                                        Employment Agreement with
                                        Ronald M. Lamb (z) and First
                                        Amendment thereto (aa)

                  10.23(a)              Amended and Restated
                                        Employment Agreement with
                                        Douglas K. Shull (z)

                  10.24(a)              Amended and Restated
                                        Employment Agreement with
                                        John G. Harmon (z)

                  10.30                 Non-Qualified Supplemental Executive
                                        Retirement Plan (z)

                  10.31 Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (z)

                  10.32                 Severance Agreement with Douglas K.
                                        Shull (bb)
--------------------

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

(z) Incorporated by reference from the Current Report on Form 8-K filed November 10, 1997.

(aa) Incorporated by reference from the Current Report on Form 8-K filed April 12, 1998.

(bb) Incorporated by reference from the Current Report on Form 8-K filed July 28, 1998.

        (b)       REPORTS ON FORM 8-K

                  On April 2, 1998, the Company filed a Form 8-K setting forth information with respect to the amendments to the employment agreements with Donald F. Lamberti and Ronald M. Lamb. There were no other reports on Form 8-K filed during the fiscal quarter ended April 30, 1998.

        (c)       EXHIBITS



        Exhibit
        Number                             Document
        -------                            --------
        3.1(a)  Restatement of the Restated and Amended Articles of
                Incorporation (x)
        3.2(a)  Restatement of Amended and Restated By-Laws (w)
        4.2     Rights Agreement between Casey's General Stores, Inc. and United
                Missouri Bank of Kansas City, N.A., as Rights Agent, relating to Common Share Purchase Rights (e) and amendments thereto
                (i), (p), (q)
        4.3     Note Agreement dated as of February 1, 1993 between Casey's
                General Stores, Inc. and Principal Mutual Life Insurance
                Company and Nippon Life
                Insurance Company of America (n) and First Amendment thereto (u)
        4.4     Note Agreement dated as of December 1, 1995 between Casey's
                General Stores, Inc. and Principal Mutual Life Insurance
                Company (u)
        4.5     Note Agreement dated as of December 1, 1997 among the Company and Principal Mutual Life Insurance Company, Nippon Life
                Insurance Company of America and TMG Life Insurance Company (y)
        9       Voting Trust Agreement (a) and Amendment thereto (d)
        10.4(b) Sixth Amended and Restated Casey's General Stores, Inc.
                Employees' Stock Ownership Plan and Trust Agreement (v)
        10.6    Lease Agreement between Casey's General Stores, Inc. and
                Broadway Distributing Company (a)
        10.8    Form of Franchise Agreement (a)
        10.9    Form of Store Lease Agreement (a)


10.10     Form of Equipment Lease Agreement (a)
10.16 Secured Promissory Note dated November 30, 1989 given to Principal Mutual Life Insurance Company (f)
10.18     Commercial Note with Norwest Bank Iowa, N.A.(k)
10.19 Casey's General Stores, Inc. 1991 Incentive Stock Option Plan (j) and amendment thereto (o)
10.21(a)  Amended and Restated Employment Agreement with Donald F. Lamberti
          (z) and First Amendment thereto (aa)
10.22(a)  Amended and Restated Employment Agreement with Ronald M. Lamb
          (z) and First Amendment thereto (aa)
10.23(a)  Amended and Restated Employment Agreement with Douglas K. Shull
          (z)
10.24(a)  Amended and Restated Employment Agreement with John G. Harmon (z)
10.25     Term Loan Agreement and Current Note with Norwest Bank Iowa, N.A.
          (m)
10.26     Loan Agreement and Commercial Note with Peoples Trust and Savings
          Bank (m)
10.27     Non-Employee Directors' Stock Option Plan (s)
10.28     Term Note with UMB Bank, n.a. (r)
10.29     Form of "change of control" Employment Agreement (w)
10.30     Non-Qualified Supplemental Executive Retirement Plan (z)
10.31     Non-Qualified Supplemental Executive Retirement Plan Trust
          Agreement with UMB Bank, n.a. (z)
10.32     Severance Agreement with Douglas K. Shull (bb)
11        Statement regarding computation of earnings per share
13        Consolidated Financial Statements from 1998 Annual Report
21        Subsidiaries of Casey's General Stores, Inc.
24.1      Consent of KPMG Peat Marwick LLP
27        Financial Data Schedule
99        Cautionary Statement Relating to Forward-Looking Statements (w)

------------------------------

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

(y) Incorporated by reference from the Current Report on Form 8-K filed January 7, 1998.

(z) Incorporated by reference from the Current Report on Form 8-K filed November 10, 1997.

(aa) Incorporated by reference from the Current Report on Form 8-K filed April 2, 1998.

(bb) Incorporated by reference from the Current Report on Form 8-K filed July 28, 1998.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CASEY'S GENERAL STORES, INC.
                                  (Registrant)



Date: July 20, 1998                        By:    /s/ Ronald M.  Lamb
                                                  -------------------
                                                  Ronald M. Lamb,
                                                    Chief Executive Officer
                                                  (Principal Executive Officer)




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 20, 1998                       By: /s/ Ronald M.  Lamb
                                               -------------------
                                               Ronald M. Lamb
                                               Chief Executive Officer, Director


Date:  July 20, 1998                       By: /s/ Donald F.  Lamberti
                                               -----------------------
                                               Donald F. Lamberti
                                               Chairman of the Executive
                                               Committee, Director

Date:  July 23, 1998                       By: /s/ John G.  Harmon
                                               -------------------
                                               John G. Harmon
                                               Secretary/Treasurer, Director
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)



Date:  July 20, 1998                       By: /s/ Patricia Clare Sullivan
                                               ---------------------------
                                               Patricia Clare Sullivan
                                               Director


Date:  July 20, 1998                       By: /s/ Kenneth H.  Haynie
                                               ----------------------
                                               Kenneth H. Haynie
                                               Director


Date:  July 20, 1998                        By:/s/ John R.  Fitzgibbon
                                               -----------------------
                                               John R. Fitzgibbon
                                               Director


Date:  July 17, 1998                        By:/s/ Jack P.  Taylor
                                               -------------------
                                               Jack P. Taylor
                                               Director

                                  EXHIBIT INDEX



Exhibit No.          Description                                        Page
-----------          -----------                                        ----
11                   Statement regarding computation
                     of earnings per share

13                   Consolidated Financial Statements from
                     1998 Annual Report to shareholders

21                   Subsidiaries of Casey's General
                     Stores, Inc.

24.1                 Consent of KPMG Peat Marwick LLP

27                   Financial Data Schedule