Form 10-Q
period 1998-07-31
CASEYS GENERAL STORES INC
filed 1998-09-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Fiscal Quarter Ended July 31, 1998

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

   Common Stock, No Par Value                   52,627,262 shares
         (Class)                          (Outstanding at September 2, 1998)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                           Consolidated condensed balance sheets -
                           July 31, 1998 and April 30, 1998               3

                           Consolidated condensed statements
                           of income - three months ended
                           July 31, 1998 and 1997                         5


                           Consolidated condensed statements of
                           cash flows - three months ended
                           July 31, 1998 and 1997                         6

                           Notes to consolidated condensed
                           financial statements                           7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                    8


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                             13

         Item 6.           Exhibits and Reports on Form 8-K.              14

SIGNATURE                                                                 17

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                    July 31,         April 30,
                                                       1998            1998
                                                    --------         --------
         ASSETS


Current assets:
    Cash and cash equivalent                       $    4,950             4,022
    Short-term investments                              1,070             1,328
    Receivables                                         2,962             2,537
    Inventories                                        40,446            39,200
    Prepaid expenses                                    5,714             5,437
                                                    ---------            ------
        Total current assets                           55,142            52,524
                                                    ---------            ------
Long-term investments                                   6,433             6,137

Other assets                                            1,391             1,405

Property and equipment, net of
  accumulated depreciation
  July 31, 1998, $192,489
  April 30, 1998, $185,133                            437,134           419,908

                                                     $500,100           479,974
                                                      -------           -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)
                             (DOLLARS IN THOUSANDS)




         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                   $ 26,725            16,600
    Current maturities of
      long-term debt                                   5,459             5,515
    Accounts payable                                  41,962            43,745
    Accrued expenses                                  19,101            19,748
    Income taxes payable                               4,800             4,380
                                                     -------           -------
      Total current liabilities                       98,047            89,988
                                                     -------           -------
Long-term debt, net of
  current maturities                                  77,735            79,094
                                                     -------           -------
Deferred income taxes                                 46,504            45,004
                                                     -------           -------
Deferred compensation                                  2,597             2,514
                                                     -------           -------
Shareholders' equity
  Preferred stock, no par value                        ---                ---
  Common Stock, no par value                          66,056           65,922
  Retained earnings                                  209,161          197,452
                                                     -------          -------
Total shareholders' equity                           275,217          263,374
                                                     -------          -------
                                                    $500,100          479,974
                                                     -------          -------


See notes to consolidated condensed financial statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended
                                                               July 31,
                                                    1998               1997
                                                    ----               ----
Net Sales                                          $332,446           320,654

Franchise revenue                                     1,484             1,367
                                                    -------           -------
                                                    333,930           322,021
                                                    -------           -------
Cost of goods sold                                  258,448           254,281
Operating expenses                                   45,701            42,390
Depreciation and
  amortization                                        8,072             7,161
Interest, net                                         1,714             1,324
                                                    -------           -------
                                                    313,935           305,156
                                                    -------           -------
Income before income taxes                           19,995            16,865

Federal and state
   income taxes                                       7,498             6,324
                                                    -------           -------
Net income                                         $ 12,497            10,541
                                                    -------           -------
Earnings per common
   and common equivalent
   share
                   Basic                           $    .24               .20
                                                   --------           -------
                   Dilutive                        $    .24               .20
                                                   --------           -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                          Three Months Ended
                                                                July 31,
                                                      1998             1997
Cash flows from operations:
  Net income                                      $ 12,497             10,541
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization                  8,072              7,161
      Deferred income taxes                          1,500              1,750
      Changes in assets and liabilities:
         Receivables                                  (425)              (184)
         Inventories                                (1,246)            (1,488)
         Prepaid expenses                             (277)              (193)
         Accounts payable                           (1,783)             4,443
         Accrued expenses                             (647)               616
         Income taxes payable                        4,420              4,574
      Other, net                                       325                900
                                                    ------            -------
Net cash provided by operations                     22,436             28,120
                                                   -------            -------
Cash flows from investing:
  Purchase of property and equipment               (25,535)           (22,163)
  Purchase of investments                           (1,295)            (3,553)
  Sale of investments                                1,266              5,614
                                                    ------            -------
Net cash used in investing
  activities                                       (25,564)           (20,102)
                                                   -------            --------







Cash flows from financing:
  Payments of long-term debt                        (1,415)            (2,660)
  Net activity of short-term debt                    6,125               (800)
  Proceeds from exercise of
    stock options                                      134                243
  Payment of cash dividends                           (788)              (656)
                                                    -------            -------
Net cash provided by (used in)
  financing activities                               4,056             (3,873)
                                                    -------            -------
Net increase in cash
  and cash equivalents                                 928              4,145
Cash and cash equivalents at
  beginning of the year                              4,022              3,098
                                                    ------             -------
Cash and cash equivalents at
  end of the quarter                              $  4,950              7,243
                                                   -------             -------

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

2. The accompanying consolidated condensed financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1998, and the results of operations for the three months ended July 31, 1998 and 1997, and changes in cash flows for the three months ended July 31, 1998 and 1997.

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

4. All per-share amounts and number of shares outstanding set forth in this Form 10- Q (and in the exhibits hereto) have been adjusted to reflect the two-for-one stock split declared for shareholders of record on February 2, 1998 and distributed as of February 17, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in
Thousands)

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 1998, the Company's ratio of current assets to current liabilities was .56 to 1. The ratio at July 31, 1997 and April 30, 1998, was .72 to 1 and .58 to 1, respectively. Management believes that the Company's current $42,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $5,684 (20.2%) in the three months ended July 31, 1998 from the comparable period in the prior year, primarily as a result of a decrease in accounts payable. Cash flows from investing in the three months ended July 31, 1998 decreased primarily due to the increase in capital expenditures. Cash flows from financing increased, primarily as a result of an increase in short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 1999, the Company expended $25,535 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $22,163 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 1999 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes"), the 7.38% Senior Notes due December 28, 2020 (the "7.38% Notes") and the 6.55% Senior Notes due December 18, 2003 (the "6.55% Notes").

     As of July 31, 1998, the Company had long-term debt of $77,735, consisting of $16,500 in principal amount of 7.70% Notes, $30,000 in principal amount of 7.38% Notes, $18,000 in principal amount of 6.55% Notes, $10,051 of mortgage notes payable and $3,184 of capital lease obligations.

     Interest on the 7.70% Notes is payable on the 15th day of each month at the rate of 7.70% per annum. Principal of the 7.70% Notes matures in forty quarterly installments beginning March 15, 1995. The Company may prepay the 7.70% Notes in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of February 1, 1993 between the Company and the purchasers of the 7.70% Notes.

     Interest on the 7.38% Notes is payable semi-annually on the twenty-eighth day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Notes in whole or in part at any time in an amount not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and Principal Mutual Life Insurance Company, as the purchaser of the 7.38% Notes.

     Interest on the 6.55% Notes is payable quarterly on the 18th day of March, June, September and December of each year, commencing March 18, 1998, and at maturity, at the rate of 6.55% per annum. Principal of the 6.55% Notes matures in five annual installments commencing December 18, 1999. The Company may prepay the 6.55% Notes in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1997 between the Company and the Purchasers of the 6.55% Notes.

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the 6-1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the Senior Notes, a mortgage note and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double- wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,885 USTs, of which 1,558 are fiberglass and 327 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 1998 and 1997, the Company spent approximately $502 and $579, respectively, for assessments and remediation. During the three months ended July 31, 1998, the Company expended approximately $198 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 1998, a total of approximately $4,300 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. See "Legal Proceedings" under Part II, Item 1 hereof. The Company has accrued a liability at July 31, 1998, of approximately $1,600 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Management of the Company currently estimates that aggregate capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection will approximate $1,000 through December 23, 1998, in order to comply with the existing UST regulations. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures. Such expenditures are expected to be funded as described above, and are not expected to adversely affect liquidity.

         THREE MONTHS ENDED JULY 31,1998 COMPARED TO THREE MONTHS
ENDED JULY 31,1997 (Dollars in Thousands)

     Net sales for the first quarter of fiscal 1999 increased by $1,179 (3.7%) over the comparable period in fiscal 1998. Retail gasoline sales decreased by $4,321 (2.4%) as the number of gallons sold increased by 19,757 (12.6%) while the average retail price per gallon decreased 13.3%. During this same period, retail sales of grocery and general merchandise increased by $15,586 (13.3%) due to the addition of 68 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 77.7% for the first quarter of fiscal 1999, compared to 79.3% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 10.1%) during the first quarter of fiscal 1999 from the first quarter of the prior year (9.4%). However, the gross profit margin per gallon decreased (to $.1026) in the first quarter of fiscal 1999 from the comparable period in the prior year ($.1104). The gross profits on retail sales of grocery and general merchandise also increased (to 39.9%) from the comparable period in the prior year (39.7%).

     Operating expenses as a percentage of net sales were 13.7% for the first quarter of fiscal 1999 compared to 13.2% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income increased by $1,956 (18.6%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in gross profit margins, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years.

         YEAR 2000

     Management has initiated a "Year 2000" program to prepare the Company's information technology systems (including hardware, software and application programs) for year 2000 compliance, with project completion currently scheduled for April 30, 1999. All necessary expenditures, which are not expected to be material (including internal staff and consulting costs), will be funded through operating cash flow. The Company also is working cooperatively with third parties having systems upon which the Company must rely, but cannot give any assurances that the systems of such other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company would use and/or rely upon include those of banking institutions and telephone companies, as well as vendor and franchisee workstations and product ordering systems. The Company's business and financial condition and/or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by such other third parties.

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



                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings (Dollars in Thousands).

     The Company has filed administrative appeals from adverse decisions by the Iowa Department of Natural Resources ("IDNR") and the Iowa Underground Storage Tank Financial Responsibility Program Board (the "UST Board") with respect to the installation of cathodic protection at certain of the Company's underground storage tanks ("USTs") located in the State of Iowa. The appeals followed IDNR's determination that certain of such installations, which were performed on behalf of the Company by a third- party contractor (Corrpro Companies, Inc.) ("Corrpro"), were not fully in compliance with IDNR administrative rules for corrosion protection upgrade. The IDNR upgrade compliance date is December 22, 1998. However, the UST Board, which controls funds to partially reimburse tank owners for the costs of corrective action for past releases from leaking USTs, set an upgrade compliance date of
January  1,  1995  for  owners  such as the  Company.  As a  result  of the IDNR determination, the UST Board has demanded a refund from the Company in the amount of $1,603 for remedial costs previously reimbursed to the Company by the UST Board with respect to said locations. In addition, the UST Board is withholding future payment of remedial funds pending resolution of the compliance issue.

     The Company has been participating in informal settlement discussions with IDNR and the UST Board in an effort to resolve the matter, and a settlement has been reached with the IDNR. That settlement requires the Company to further test certain of its tanks at an aggregate cost of approximately $100 and to take whatever further corrective action may be necessary to remediate any test failures. This settlement allows all tanks subject to the controversy to be considered in compliance with the December, 1998 IDNR upgrade rules. No settlement has yet been reached with the UST Board and there can be no assurance that an acceptable settlement will be forthcoming. In the event it is not possible to reach a settlement, the Company expects to pursue its administrative appeal and proceed with contested case hearings before an administrative law judge (whose decision may be appealed to district court). If it is finally determined that the affected sites did not meet the applicable IDNR standards on January 1, 1995, such sites would not qualify for remedial benefits provided through the UST Board and the benefits received with respect to such sites would be subject to repayment.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference.


         Exhibit
         No.                                Description
         ---------                          ---------------
          4.2            Rights Agreement  between Casey's General Stores,  Inc.
                         and United Missouri Bank of Kansas City, N.A., as
                         Rights Agent(a),  and amendments thereto (b),(c), (d)

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


         (b) On July 28, 1998, the Company filed a Current Report on Form 8-K with respect to the resignations of Douglas K. Shull as Treasurer and as a member of the Board of Directors.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CASEY'S GENERAL STORES, INC.



Date:  September 4, 1998               By:   /s/ John G. Harmon
                                             ----------------------
                                             John G.  Harmon
                                             Secretary/Treasurer
                                             (Authorized Officer and Principal
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