Form 10-Q/A
period 1998-07-31
CASEYS GENERAL STORES INC
filed 1998-09-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

                         PART I - FINANCIAL INFORMATION


Item 1.           FINANCIAL STATEMENTS.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                            July 31,                 April 30,
                                              1998                      1998
                                            --------                 ---------
         ASSETS

Current assets:
    Cash and cash equivalents               $  4,950                    4,022
    Short-term investments                     1,070                    1,328
    Receivables                                2,962                    2,537
    Inventories                               40,446                   39,200
    Prepaid expenses                           5,714                    5,437
                                             --------               ----------
        Total current assets                  55,142                   52,524
                                             -------                ----------
Long-term investments                          6,433                    6,137

Other assets                                   1,391                    1,405

Property and equipment, net of
  accumulated depreciation
  July 31, 1998, $192,489
  April 30, 1998, $185,133                   437,134                  419,908
                                            --------                ---------
                                            $500,100                  479,974
                                            --------                ---------

See notes to consolidated condensed financial statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)
                             (DOLLARS IN THOUSANDS)


        LIABILITIES AND SHAREHOLDERS' EQUITY

                                             July 31,             April 30,
                                              1998                  1998
                                             --------            ----------
Current liabilities:
    Notes payable                             $ 26,725               16,600
    Current maturities of
      long-term debt                             5,459                5,515
    Accounts payable                            41,962               43,745
    Accrued expenses                            19,101               19,748
    Income taxes payable                         4,800                4,380
                                              --------           ----------
      Total current liabilities                 98,047               89,988
                                              --------           ----------
Long-term debt, net of
  current maturities                            77,735               79,094
                                              --------           -----------
Deferred income taxes                           46,504               45,004
                                              --------           -----------
Deferred compensation                            2,597                2,514
                                              --------           ----------
Shareholders' equity
  Preferred stock, no par value                  ---                 ---
  Common Stock, no par value                    66,056               65,922
  Retained earnings                            209,161              197,452
                                              --------           ----------
Total shareholders' equity                     275,217              263,374
                                              --------           ----------
                                              $500,100              479,974
                                              --------           ----------
See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended
                                                           July 31,
                                                 1998                   1997
                                                 ----                   ----
Net Sales                                        $332,446              320,654

Franchise revenue                                   1,484                1,367
                                                 --------              -------
                                                  333,930              322,021
                                                 --------              -------
Cost of goods sold                                258,448              254,281
Operating expenses                                 45,701               42,390
Depreciation and
  amortization                                      8,072                7,161
Interest, net                                       1,714                1,324
                                                 --------              -------
                                                  313,935              305,156
                                                 --------              -------
Income before income taxes                         19,995               16,865


Federal and state
   income taxes                                     7,498                6,324
                                                 --------              -------
Net income                                       $ 12,497               10,541
                                                 --------              -------
Earnings per common
   and common equivalent
   share

                      Basic                      $    .24                  .20
                                                 --------              -------
                      Dilutive                   $    .24                  .20
                                                 --------              -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                      Three Months Ended
                                                             July 31,
                                                  1998                  1997
                                                  ----                  ----
Cash flows from operations:
  Net income                                      $ 12,497             10,541
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization                  8,072              7,161
      Deferred income taxes                          1,500              1,750
      Changes in assets and liabilities:
         Receivables                                  (425)              (184)
         Inventories                                (1,246)            (1,488)
         Prepaid expenses                             (277)              (193)
         Accounts payable                           (1,783)             4,443
         Accrued expenses                             (647)               616
         Income taxes payable                          420              4,574
      Other, net                                       325                900
                                                   -------            -------
Net cash provided by operations                     18,436             28,120
                                                   -------            -------
Cash flows from investing:
  Purchase of property and equipment               (25,535)           (22,163)
  Purchase of investments                           (1,295)            (3,553)
  Sale of investments                                1,266              5,614
                                                   -------            -------
Net cash used in investing activities              (25,564)           (20,102)
                                                   -------            -------

Cash flows from financing:
  Payments of long-term debt                        (1,415)            (2,660)
  Net activity of short-term debt                   10,125               (800)
  Proceeds from exercise of stock options              134                243
  Payment of cash dividends                           (788)              (656)
                                                   -------            -------






Net cash provided by (used in)
  financing activities                               8,056             (3,873)
                                                   -------            -------
Net increase in cash and cash equivalents              928              4,145
Cash and cash equivalents at
  beginning of the period                            4,022              3,098
                                                   -------             ------
Cash and cash equivalents at end of the period       4,950              7,243
                                                   -------             ------

See notes to consolidated condensed financial statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


1. The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its two wholly-owned subsidiaries, Casey's Marketing Company and Casey's Services Company. All material inter- company balances and transactions have been eliminated in consolidation.

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1998, and the results of operations for the three months ended July 31, 1998 and 1997, and changes in cash flows for the three months ended July 31, 1998 and 1997.

3. The Company's financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

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

     Net cash provided by operations decreased $9,684 (34.4%) in the three months ended July 31, 1998 from the comparable period in the prior year, primarily as a result of a decrease in accounts payable and a smaller increase in income taxes payable. Cash flows from investing in the three months ended July 31, 1998 decreased primarily due to the increase in capital expenditures. Cash flows from financing increased, primarily as a result of an increase in short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

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

         THREE MONTHS ENDED JULY 31,1998 COMPARED TO THREE MONTHS
ENDED JULY 31,1997 (DOLLARS IN THOUSANDS)

     Net sales for the first quarter of fiscal 1999 increased by $11,792 (3.7%) over the comparable period in fiscal 1998. Retail gasoline sales decreased by $4,321 (2.4%) as the number of gallons sold increased by 19,757 (12.6%) while the average retail price per gallon decreased 13.3%. During this same period, retail sales of grocery and general merchandise increased by $15,586 (13.3%) due to the addition of 68 new Company Stores and a greater number of stores in operation for at least three years.

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

Item 6.           Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference.


         Exhibit
         No.           Description
         --------      ----------
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

----------------------------

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

                                              CASEY'S GENERAL STORES, INC.



Date:  September 11, 1998            By:      /s/ John G. Harmon
                                              --------------------
                                              John G.  Harmon
                                              Secretary/Treasurer
                                              (Authorized Officer and Principal
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