Form 10-Q
period 1998-10-31
CASEYS GENERAL STORES INC
filed 1998-12-14
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended October 31, 1998

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

Common Stock, No Par Value                                   52,695,862 shares
       (Class)                                (Outstanding at December 2, 1998)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements.

                  Consolidated condensed balance sheets -
                  October 31, 1998 and April 30, 1998                   3

                  Consolidated condensed statements of
                  income - three and six months ended
                  October 31, 1998 and 1997                             5

                  Consolidated condensed statements of
                  cash flows - six months ended
                  October 31, 1998 and 1997                             6

                  Notes to consolidated condensed
                  financial statements                                  8

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.                                           9


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                           15

         Item 4.           Submission of Matters to a Vote of
                           Security Holders.                            16

         Item 6.           Exhibits and Reports on Form 8-K.            16


SIGNATURE                                                               19

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                            October 31,
                                              1998                 April 30,
                                            (Unaudited)              1998
         ASSETS

Current assets:
         Cash and cash equivalents          $ 10,698                  4,022
         Short-term investments                1,082                  1,328
         Receivables                           3,251                  2,537
         Inventories                          42,518                 39,200
         Prepaid expenses                      5,733                  5,437
                                             -------                 ------

                  Total current assets        63,282                 52,524
                                             -------                 ------
Long-term investments                          5,937                  6,137

Other assets                                   1,375                  1,405

Property and equipment, net of
  accumulated depreciation
  October 31, 1998, $200,726
  April 30, 1998, $185,133                   458,189                419,908
                                             -------                -------

                                            $528,783                479,974
                                             -------                -------


See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)
                              (Dollars in Thousands)

                                             October 31,
                                                1998               April 30,
                                             (Unaudited)             1998
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Notes payable                       $  35,050               16,600
         Current maturities of
           long-term debt                        5,402                5,515
         Accounts payable                       47,668               43,745
         Accrued expenses                       20,810               19,748
         Income taxes payable                    4,953                4,380
                                               -------              -------
           Total current liabilities           113,883               89,988
                                               -------              -------
Long-term debt, net of
  current maturities                            76,363               79,094
                                               -------              -------
Deferred income taxes                           48,004               45,004
                                               -------              -------
Deferred compensation                            2,735                2,514
                                               -------              -------
Shareholders' equity
  Preferred stock, no par value                   ---                  ---
  Common Stock, no par value                    66,800               65,922
  Retained earnings                            220,998              197,452
                                               -------              -------
Total shareholders' equity                     287,798              263,374
                                               -------              -------
                                              $528,783              479,974
                                               -------              -------


See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in Thousands, except per share amounts)



                      Three Months Ended                   Six Months Ended
                          October 31,                         October 31,
                        1998          1997               1998            1997
Net sales           $322,370        317,436             654,816        638,090
Franchise revenue      1,395          1,343               2,879          2,710
                     -------        -------             -------        -------
                     323,765        318,779             657,695        640,800
                     -------        -------             -------        -------
Cost of goods sold   245,411        249,175             503,859        503,456
Operating expenses    48,141         43,502              93,842         85,891
Depreciation and
  amortization         8,445          7,446              16,517         14,608
Interest, net          1,565          1,363               3,279          2,687
                     -------        -------             -------        -------
                     303,562        301,486             617,497        606,642
                     -------        -------             -------        -------
                      20,203         17,293              40,198         34,158

Federal and state
  income taxes         7,576          6,485              15,074         12,809
                     -------        -------             -------        -------
   Net income       $ 12,627         10,808              25,124         21,349
                     -------        -------             -------        -------

Earnings per common
  and common
  equivalent share

         Basic      $    .24             .21                .48            .41
                     -------        --------            -------        -------
         Dilutive   $    .24             .20                .48            .40
                     -------        --------            -------        -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                      Six Months Ended
                                                         October 31,
                                                      1998           1997
         Cash flows from operations:
           Net income                                $25,124        21,349
           Adjustments to reconcile
             net income to net cash
             provided by operations:
               Depreciation and amortization          16,517        14,608
               Deferred income taxes                   3,000         3,500
               Changes in assets and liabilities:
                 Receivables                            (714)         (252)
                 Inventories                          (3,318)       (2,373)
                 Prepaid expenses                       (296)         (164)
                 Accounts payable                      3,923         4,050
                 Accrued expenses                      1,062           104
                 Income taxes payable                    573         5,308
               Other, net                                800         1,600
                                                      ------        ------
         Net cash provided by operations              46,671        47,730
                                                      ------        ------
         Cash flows from investing:
           Purchase of property and equipment        (55,368)      (50,304)
           Purchase of investments                    (1,295)       (4,844)
           Sale of investments                         1,762         7,720
                                                      ------        ------
         Net cash used in investing activities       (54,901)      (47,428)
                                                      ------        ------


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)


                                                          Six Months Ended
                                                            October 31,
                                                          1998        1997
         Cash flows from financing:
           Payments on long-term debt                   (2,844)      (5,131)
           Net activity of short-term debt              18,450        7,000
           Proceeds from exercise of stock
             options                                       878          363
           Payment of cash dividends                    (1,578)      (1,444)
                                                        ------        -----
         Net cash provided by
           financing activities                         14,906          788
                                                        ------        -----
         Net increase in cash
           and cash equivalents                          6,676        1,090
         Cash and cash equivalents at
           beginning of the period                       4,022        3,098
                                                        ------        -----
         Cash and cash equivalents at
           end of the period                           $10,698        4,188
                                                        ------        -----

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   NOTES TO (UNAUDITED) CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


     1. The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its two wholly-owned subsidiaries, Casey's Marketing Company and Casey's Services Company. All material inter-company balances and transactions have been eliminated in consolidation.

     2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1998, and the results of operations for the six and three months ended October 31, 1998 and 1997, and changes in cash flows for the six months ended October 31, 1998 and 1997.

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

     4. Prior years per-share amounts and number of shares outstanding set forth in this Form 10-Q (and in the exhibits hereto) have been adjusted to reflect the two-for-one stock split declared for shareholders of record on February 2, 1998 and distributed as of February 17, 1998.

     5. In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has little or no derivative or hedging activities; therefore, it is not anticipated this statement will have a material effect on the results of operations or the financial position of the Company.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 1998, the Company's ratio of current assets to current liabilities was .56 to 1. The ratio at October 31, 1997 and April 30, 1998, was .60 to 1 and .58 to 1, respectively. Management believes that the Company's current $42,000,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $1,059 (2.2%) in the six months ended October 31, 1998 from the comparable period in the prior year, primarily as a result of a larger net income being offset by a smaller increase in income taxes payable. Cash flows from investing in the six months ended October 31, 1998 decreased, primarily as a result of increased capital expenditures. Cash flows from financing increased, primarily as a result of an increase in short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 1999, the Company expended $55,368 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $50,304 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 1999 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and proceeds of the 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes"), the 7.38% Senior Notes due December 28, 2020 (the 7.38% Notes") and the 6.55% Senior Notes due December 18, 2003 (the 6.55% Notes") (together, the "Senior Notes").

     As of October 31, 1998, the Company had long-term debt of $76,363, consisting of $15,750 in principal amount of 7.70% Notes, $30,000 in principal amount of 7.38% Notes, $18,000 in principal amount of 6.55% Notes, $9,691 of mortgage notes payable, and $2,922 of capital lease obligations.

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

     Interest on the 7.38% Notes is payable semi-annually on the 28th day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Notes in whole or in part at any time in an amount not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and Principal Mutual Life Insurance Company, as the purchaser of the 7.38% Notes.

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

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the 6-1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the Senior Notes, a mortgage note, and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double- wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 1,879 USTs, of which 1,558 are fiberglass and 321 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. These programs, other than the State of Iowa, generally are in the early stages of operation and the extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1998 and 1997, the Company spent approximately $502 and $579, respectively, for assessments and remediation. During the six months ended October 31, 1998, the Company expended approximately $350 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 1998, approximately $4,300 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at October 31, 1998 of approximately $1,600 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Management of the Company believes that the Company is in substantial compliance with the electronic monitoring, cathodic protection and overfill/spill protection regulations having a December 23, 1998 effective date. Additional regulations, or amendments to the existing UST regulations, could result in future revisions to such estimated expenditures. Such expenditures are expected to be funded as described above, and are not expected to adversely affect liquidity.

         Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997 (Dollars and Amounts in Thousands)

     Net sales for the second quarter of fiscal 1999 increased by $4,934 (1.6%) over the comparable period in fiscal 1998. Retail gasoline sales decreased by $10,954 (6.0%) as the number of gallons sold increased by 21,357 (13.8%) while the average retail price per gallon decreased 17.4%. During this same period, retail sales of grocery and general merchandise increased by $15,055 (13.0%) due to the addition of 73 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 76.1% for the second quarter of fiscal 1999, compared to 78.5% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (11.5%) during the second quarter of fiscal 1999 from the second quarter of the prior year (8.8%) due to the decrease in wholesale gasoline costs during the quarter. The gross profit margin per gallon also increased (to $.1119) in the second quarter of fiscal 1999 from the comparable period in the prior year ($.1033). The gross profits on retail sales of grocery and general merchandise decreased (to 41.3%) from the comparable period in the prior year (43.3%).

     Operating expenses as a percentage of net sales were 14.9% for the second quarter of fiscal 1999 compared to 13.7% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused by a decrease in the average retail price per gallon of gasoline sold (17.4%).

     Net income increased by $1,819 (16.8%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years.

         Six Months Ended October 31, 1998 Compared to Six Months Ended October 31, 1997 (Dollars and Amounts in Thousands)

     Net sales for the first six months of fiscal 1999 increased by $16,726 (2.6%) over the comparable period in fiscal 1998. Retail gasoline sales decreased by $15,275 (4.2%) as the number of gallons sold increased by 41,114 (13.2%) and the average retail price per gallon decreased 15.4%. During this same period, retail sales of grocery and general merchandise increased by $30,641 (13.2%) due to the addition of 73 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 76.9% for the first six months of fiscal 1999 compared to 78.9% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (10.8%) during the first six months of fiscal 1999 from the comparable period in the prior year (9.1%) due to the decrease in wholesale gasoline costs during the period. The gross profit margin per gallon also increased in the first six months of fiscal 1999 (to $.1073) from the comparable period in the prior year ($.1068). The gross profits on retail sales of grocery and general merchandise decreased (to 40.6%) from the comparable period in the prior year (41.5%).

     Operating expenses as a percentage of net sales were 14.3% for the first six months of fiscal 1999 compared to 13.5% during the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold (15.4%).

     Net income increased by $3,775 (17.7%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation at least three years.

       Year 2000

     Management has initiated a "Year 2000" program to prepare the Company's information technology systems (including hardware, software and application programs) for year 2000 compliance, with project completion currently scheduled for April 30, 1999. All necessary expenditures, which are not expected to be material (including internal staff and consulting costs), will be funded through operating cash flow. The Company also is working cooperatively with third parties having systems upon which the Company must rely, but cannot give any assurances that the systems of such other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company would use and/or rely upon include those of banking institutions and telephone companies, as well as vendor and franchisee workstations and product ordering systems. The Company's business and financial condition and/or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by such other third parties. The Company is developing a contingency plan for its year 2000 exposure, and intends to incorporate the plan as part of its efforts to ensure that its systems are year 2000 compliant by April 30, 1999.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

     The Company recently was named as defendant in an action brought in the United States District Court for the District of Kansas under the Americans With Disabilities Act ("ADA") (Robert Mikesic and Benjamin Crousore V. Casey's General Stores, Inc., Case No. 98-4165 R.D.R.). Plaintiffs allege that the Company's convenience stores in Kansas, particularly those allegedly surveyed by plaintiffs prior to filing suit, fail to comply with certain ADA accessibility requirements. Plaintiffs seek declaratory and injunctive relief, an award of attorneys fees, costs, expenses and other equitable or legal relief, including a permanent injunction directing the Company to make all necessary modifications to eliminate all barriers that prevent access by the plaintiffs. Plaintiffs seek to maintain the action as a class action on behalf of all individuals with disabilities in Kansas and all other states in which the Company does business.

     The Company has engaged Kansas legal counsel and intends to defend the matter vigorously. It is the Company's position that those of its stores that were opened for business prior to the 1992 effective date of the ADA (which includes all those allegedly surveyed by the plaintiffs) are not subject to ADA accessibility requirements except as, and to the extent that, removal of any architectural barriers present in such stores is readily achievable.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of shareholders held on September 18, 1998, seven directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

         The votes cast or withheld for each nominee were as follows:

                                                              Number of Shares
                                       Number of Shares       That Withheld
                  Name                 Voting For             Authority
         Donald F. Lamberti            45,097,389             1,063,816
         Ronald M. Lamb                45,099,404             1,061,801
         John G. Harmon                45,078,275             1,082,930
         John R. Fitzgibbon            45,349,922               811,283
         Patricia Clare Sullivan       45,245,339               915,866
         Kenneth H. Haynie             45,071,235             1,089,970
         Jack P. Taylor                45,381,974               779,231


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


                                            CASEY'S GENERAL STORES, INC.



Date:   December 7, 1998           By:   /s/ John G. Harmon
                                         John G. Harmon,
                                         Secretary/Treasurer
                                         (Authorized Officer and Principal
                                            Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                    Description                          Page


    11                         Statement regarding computation
                                    of per share earnings            21

    27                         Financial Data Schedule               23