Form 10-Q
period 1999-01-31
CASEYS GENERAL STORES INC
filed 1999-03-17
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended January 31, 1999

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

Common Stock, No Par Value                         52,706,512 shares
       (Class)                                   (Outstanding at March 3, 1999)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                           Consolidated condensed balance sheets -
                           January 31, 1999 and April 30, 1998           3

                           Consolidated condensed statements
                           of income - three and nine months ended
                           January 31, 1999 and 1998                     5

                           Consolidated condensed statements of
                           cash flows - nine months ended
                           January 31, 1999 and 1998                     6

                           Notes to consolidated condensed
                           financial statements                          8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                   9


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                            15

         Item 5.           Other Information.                            15

         Item 6.           Exhibits and Reports on Form 8-K.             15


SIGNATURE                                                                17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                               January 31,
                                                  1999               April 30,
                                               (Unaudited)             1998
         ASSETS

Current assets:
         Cash and cash equivalents             $  10,663                4,022
         Short-term investments                    2,216                1,328
         Receivables                               2,705                2,537
         Inventories                              43,796               39,200
         Prepaid expenses                          5,693                5,437
                                                  ------               ------

                  Total current assets            65,073               52,524
                                                  ------               ------

Long-term investments                              2,000                6,137

Other assets                                       1,360                1,405

Property and equipment, net of
  accumulated depreciation
  January 31, 1999, $204,427
  April 30, 1998, $185,133                       471,298              419,908
                                                --------              -------

                                                $539,731              479,974
                                                 -------              -------


See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)
                             (Dollars in Thousands)

                                                January 31,
                                                  1999                April 30,
                                                (Unaudited)             1998
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Notes payable                          $  37,660              16,600
         Current maturities of
           long-term debt                           9,481               5,515
         Accounts payable                          42,127              43,745
         Accrued expenses                          22,105              19,748
         Income taxes payable                       6,181               4,380
                                                  -------              ------

           Total current liabilities              117,554              89,988
                                                  -------              ------

Long-term debt, net of
  current maturities                               73,783              79,094
                                                   ------              ------

Deferred income taxes                              49,504              45,004
                                                   ------              ------

Deferred compensation                               2,873              2,514
                                                    -----              -----

Shareholders' equity
  Preferred stock, no par value                      ---                ---
  Common Stock, no par value                       66,914              65,922
  Retained earnings                               229,103             197,452
                                                  -------             -------

Total shareholders' equity                        296,017             263,374
                                                  -------             -------

                                                 $539,731             479,974
                                                  -------             -------


See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in Thousands)

                      Three Months Ended                 Nine Months Ended
                          January 31,                        January 31,
                      1999             1998              1999          1998
                      ----             ----              ----          ----
Net sales             $291,561         276,927           946,377       915,017

Franchise revenue        1,488           1,204             4,367         3,914
                       -------         -------           -------       -------

                       293,049         278,131           950,744       918,931
                       -------         -------           -------       -------

Cost of goods sold     218,934         213,817           722,793       717,273
Operating expenses      49,346          43,238           143,188       129,129
Depreciation and
  amortization           8,671           7,789            25,188        22,397
Interest, net            1,865           1,506             5,144         4,193
                       -------         -------           -------       -------
                       278,816         266,350           896,313       872,992
                       -------         -------           -------       -------
Income before
   income taxes         14,233          11,781            54,431        45,939

Federal and state
  income taxes           5,337           4,418            20,411        17,227
                       -------          ------            ------        ------
Net income          $    8,896           7,363            34,020        28,712
                       -------          ------            ------        ------
Earnings per share

         Basic      $      .17             .14               .65           .55
                       -------          ------            ------        ------
         Diluted    $      .17             .14               .64           .54
                       -------          ------            ------        ------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                       Nine Months Ended
                                                           January 31,
                                                       1999            1998
         Cash flows from operations:
             Net income                               $ 34,020         28,712
             Adjustments to reconcile
                 net income to net cash
                 provided by operations:
                     Depreciation and amortization      25,188         22,397
                     Deferred income taxes               4,500          5,250
                     Changes in assets and liabilities:
                         Receivables                      (168)           (87)
                         Inventories                    (4,596)        (2,152)
                         Prepaid expenses                 (256)          (210)
                         Accounts payable               (1,618)        (3,914)
                         Accrued expenses                2,357          1,383
                         Income taxes payable            1,801             44
                     Other, net                          2,032          2,737
                                                        ------         ------
         Net cash provided by operations                63,260         54,160
                                                        ------         ------
         Cash flows from investing:
             Purchase of property and equipment        (75,234)       (69,030)
             Purchase of investments                    (1,295)        (6,466)
             Sale of investments                         4,552          9,372
                                                         -----          -----
         Net cash used in investing activities         (71,977)       (66,124)
                                                        ------         ------



                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                   (continued)

                                                         Nine Months Ended
                                                             January 31,
                                                         1999           1998
         Cash flows from financing:
           Proceeds from long-term debt                   ---          18,000
           Payments of long-term debt                   (4,325)       (23,462)
           Net activity of short-term debt              21,060         22,000
           Proceeds from exercise of stock
             options                                       992            520
         Payments of cash dividends                     (2,369)        (2,232)
                                                         -----          -----
         Net cash provided by
           financing activities                         15,358         14,826
                                                        ------         ------
         Net increase in cash
           and cash equivalents                          6,641          2,862
         Cash and cash equivalents at
           beginning of the year                         4,022          3,098
                                                         -----          -----
         Cash and cash equivalents at
           end of the quarter                          $10,663          5,960
                                                        ------          -----

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

     2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1999, and the results of operations for the three and nine months ended January 31, 1999 and 1998, and changes in cash flows for the nine months ended January 31, 1999 and 1998.

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

     4. All per-share amounts and number of shares outstanding for the three and nine months ended January 31, 1998 set forth in this Form 10-Q (and in the exhibits hereto) have been adjusted to reflect the two-for-one stock split declared for shareholders of record on February 2, 1998 and distributed as of February 17, 1998.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 1999, the Company's ratio of current assets to current liabilities was .55 to 1. The ratio at January 31, 1998 and April 30, 1998 was .63 to 1 and .58 to 1, respectively. Management believes that the Company's current $47,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $9,100 (16.8%) in the nine months ended January 31, 1999 from the comparable period in the prior year, primarily as a result of a larger net income, an increase in depreciation net of a decrease in accounts payable and an increase in inventories. Cash flows from investing in the nine months ended

January 31, 1999 decreased, primarily as a result of increased capital expenditures. Cash flows from financing remained constant. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 1999, the Company expended $75,234 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $69,030 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 1999 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short- term investments and bank lines of credit.

     As of January 31, 1999, the Company had long-term debt of $73,783, consisting of $15,000 in principal amount of 7.70% Senior Notes due December 15, 2004 (the "7.70% Notes") , $30,000 in principal amount of 7.38% Senior Notes due December 28, 2020 (the "7.38% Notes") , $14,400 in principal amount of 6.55% Senior Notes due December 18, 2003 (the "6.55% Notes"), $9,302 of mortgage notes payable and $5,081 of capital lease obligations.

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

     Interest on the 7.38% Notes is payable semi-annually on the twenty-eighth day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Notes in whole or in part at any time in an amount of not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and the purchaser of the 7.38% Notes.

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

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of 6-1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the above-described Senior Notes, a mortgage note, and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,085 USTs, of which 1,769 are fiberglass and 316 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1998 and 1997, the Company spent approximately $502 and $579, respectively, for assessments and remediation. During the nine months ended January 31, 1999, the Company expended approximately $434 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 1999, approximately $4,300 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has accrued a liability at January 31, 1999 of approximately $1,600 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

         THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998 (DOLLARS AND AMOUNTS IN THOUSANDS)

     Net sales for the third quarter of fiscal 1999 increased by $14,634 (5.3%) over the comparable period in fiscal 1998. Retail gasoline sales decreased by $6,364 (4.0%) as the number of gallons sold increased by 22,909 (15.5%) while the average retail price per gallon decreased 16.9%. During this same period, retail sales of grocery and general merchandise increased by $19,479 (19.3%) due to the addition of 69 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 75.1% for the third quarter of fiscal 1999, compared to 77.2% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (12.5%) during the third quarter of fiscal 1999 from the third quarter of the prior year (11.3%) due to the decrease in wholesale gasoline costs during the period. However, the gross profit margin per gallon decreased (to $.1112) in the third quarter of fiscal 1999 from the comparable period in the prior year ($.1204). The gross profits on retail sales of grocery and general merchandise also decreased (to 42.0%) from the comparable period in the prior year (42.4%).

     Operating expenses as a percentage of net sales were 16.9% for the third quarter of fiscal 1999 compared to 15.6% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income increased by $1,533 (20.8%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years.

         NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO NINE MONTHS ENDED JANUARY 31, 1998 (DOLLARS AND AMOUNTS IN THOUSANDS)

     Net sales for the first nine months of fiscal 1999 increased by $31,360 (3.4%) over the comparable period in fiscal 1998. Retail gasoline sales decreased by $21,638 (4.1%) as the number of gallons sold increased by 64,022 (14.0%) and the average retail price per gallon decreased 15.9%. During this same period, retail sales of grocery and general merchandise increased by $50,121 (15.0%) due to the addition of 69 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 76.4% for the first nine months of fiscal 1999 compared to 78.4% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (11.3%) during the first nine months of fiscal 1999 from the comparable period in the prior year (9.8%) due to the decrease in wholesale gasoline costs during the period. However, the gross profit margin per gallon decreased in the first nine months of fiscal 1999 (to $.1085) from the comparable period in the prior year ($.1112). The gross profits on retail sales of grocery and general merchandise also decreased (to 41.0%), from the comparable period in the prior year (41.8%).

     Operating expenses as a percentage of net sales were 15.1% for the first nine months of fiscal 1999 compared to 14.1% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income increased by $5,308 (18.5%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation at least three years.

         YEAR 2000

     Management has substantially completed its "Year 2000" program to prepare the Company's information technology systems (including hardware, software and application programs) for year 2000 compliance. All necessary expenditures, which are not expected to be material (including internal staff and consulting costs), will be funded through operating cash flow. The Company also is working cooperatively with third parties having systems upon which the Company and its stores must rely, and seeking assurances that the systems of such other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company and its stores use and/or rely upon in their daily operations include those of banking institutions and telephone companies, as well as vendor and franchisee workstations and product ordering systems. The Company can provide no assurances that the third-party systems upon which the Company and its stores rely will be year 2000 compliant. Company store operations and the Company's business and financial condition and/or results of operations could be materially adversely affected by a failure of its systems and applications or those operated by such other third parties to perform as intended on and after January 1, 2000. The Company is developing contingency plans for its year 2000 exposure to such systems and applications.

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

ITEM 5.           OTHER INFORMATION.

     The Company has hired James Shaffer as Chief Financial Officer, effective April 1, 1999. Shaffer is a former Senior Vice President and Chief Financial Officer of the Allied Insurance Group, and will report to Ronald M. Lamb, President and Chief Executive Officer.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

         Exhibit
         No.         Description
         -------     -----------

         4.2 Rights Agreement dated as of June 14, 1989 between Casey's General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent(a) and amendments thereto (b),
                     (c),(d)

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

         27          Financial Data Schedule

         99          Cautionary Statement Relating to Forward-Looking Statements
                     (h)

-----------------------

(a) Incorporated by reference from the Registration Statement on Form 8-A (0-12788)filed June 19, 1989 relating to Common Share Purchase Rights.

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


                                      CASEY'S GENERAL STORES, INC.



Date:   March 16, 1999              By:  /s/ John G. Harmon
                                         -------------------
                                         John G. Harmon
                                         Secretary/Treasurer
                                         (Authorized Officer and Principal
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