Form 10-K405
period 1999-04-30
CASEYS GENERAL STORES INC
filed 1999-07-28
CIK 726958

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K405


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         At the close of business on July 20, 1999, the Company had 52,725,962 shares of Common Stock, no par value, issued and outstanding. The aggregate market value of the 44,910,023 shares of Common Stock held by non-affiliates of the Company on that date was $690,491,604, based on a last reported sales price of $15-3/8 per share on said date.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

         1. Annual Report for fiscal year ended April 30, 1999 (Items 5, 6, 7 and 8 of Part II and Item 14(a) of Part IV).

         2. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of shareholders to be held on September 17, 1999 (Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Casey's General Stores, Inc. ("Casey's") and its two wholly-owned subsidiaries, Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") (Casey's, together with the Marketing Company and the Services Company, shall be referred to herein as the "Company"), operate convenience stores under the name "Casey's General Store" in nine Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 1999, there were a total of 1,183 Casey's General Stores in operation, of which 1,022 were operated by the Company ("Company Stores") and 161 stores were operated by franchisees ("Franchised Stores"). There were 80 Company Stores newly opened in fiscal 1999. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores.

         Approximately 68% of all Casey's General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 8% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours and quality of service.

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

         In each of the past two fiscal years, the Company derived approximately 96% of its gross profits from retail sales by Company Stores. It also derives income from continuing monthly royalties based on sales by Franchised Stores, wholesale sales to Franchised Stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. Sales at Casey's General Stores historically have been strongest during the Company's first and second quarters and relatively weaker during its fourth quarter. In the warmer months of the year (which comprise the Company's first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks and ice. Due to the continuing emphasis on higher-margin, freshly prepared food items, however, Casey's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

         The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 1999:

                                COMPANY       FRANCHISED
STATE                           STORES        STORES         TOTAL
-----                           ------        ------         -----

Iowa . . . . . . . . .           247            78           325

Illinois . . . . . . .           287            24           311

Indiana  . . . . . . .            24             0            24

Kansas . . . . . . . .            94             3            97

Minnesota  . . . . . .            59            14            73

Missouri . . . . . . .           225            33           258

Nebraska . . . . . . .            50             7            57

South Dakota . . . . .            22             0            22

Wisconsin  . . . . . .            14             2            16

   Total . . . . . . .         1,022 (86%)     161 (14%)   1,183(100%)

         The Company has operational responsibility for all Company Stores. Franchised Stores generally follow the same operating policies as Company Stores and are subject to Company supervision pursuant to its franchise agreements. Franchised Stores and Company Stores offer substantially the same products and conform to the same basic store design.

         The following table shows the number of Company and Franchised Stores opened, closed, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:

                                                                       STORES IN
FISCAL YEAR                       NEW                                  OPERATION
   ENDED                          STORES        CLOSED      CONVERTED  AT END OF
 APRIL 30,                        OPENED        STORES      STORES     PERIOD
-----------                       ------        ------      ---------  ---------

1995
    Company ..................      60             6           0           741
    Franchised ...............       3             6          (0)          186
                                   ---            --                       ---
         Total ...............      63            12                       927

1996
    Company ..................      65             6           1           801
    Franchised ...............       1             4          (1)          182
                                   ---            --                       ---
         Total ...............      66            10                       983

1997
    Company ..................      70             1           8           878
    Franchised ...............       1            11          (8)          164
                                   ---            --                       ---
         Total ...............      71            12                     1,042

1998
    Company ..................      75             7           0           946
    Franchised ...............       0             1          (0)          163
                                   ---            --                    ------
         Total ...............      75             8                     1,109

1999
    Company ..................      80             4           0         1,022
    Franchised ...............       1             3          (0)          161
                                   ---            --                    ------
         Total ...............      81             7                     1,183

         Eight Company Stores were opened in May and June 1999 and 38 Company Stores were under construction at June 30, 1999. On June 30, 1999, the Company had purchased or had the right to purchase 48 additional store sites. All the stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 85 new Company Stores during fiscal 2000.

         The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. During fiscal 1997, the Company converted 8 stores from Franchised Stores to Company Stores. However, the Company has not converted any stores during fiscal 1998 or fiscal 1999.

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

STORE OPERATIONS

         PRODUCTS OFFERED

         Each Casey's General Store typically carries approximately 1,800 food and non-food items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 88% of the stores offer beer. The non-food items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, ammunition and automotive products.

         All of the Casey's General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol offered by the stores generally are sold under the Casey's name, although some Franchised Stores sell gasoline under a major oil company brand name.

         It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in all Company Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. The Company also sells donuts, prepared on store premises, in approximately 99% of the stores as of April 30, 1999, as well as cookies, brownies and muffins, and is installing donut-making facilities in all newly constructed stores.

         The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 1,108 (94%) stores as of April 30, 1999. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, beef, hot and mild sausage, tenderloin and chicken breast sandwiches, pizza bread, garlic bread, breakfast croissants, quarter-pound hamburgers and cheeseburgers.

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

         Management's decision to add snack center items, freshly prepared donuts and pizza to the Company's product selection reflects its strategy to promote high profit margin products that are compatible with convenience store operations. Although retail sales of non-gasoline items during the last three fiscal years have generated approximately 40% of the Company's retail sales, such sales resulted in approximately 74% of the Company's gross profits from retail sales. Gross profit margins for prepared foods items, which have averaged approximately 56% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 10% during such period.

         STORE DESIGN

         Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 1999, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $825,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, 500 square feet to storage and two large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes two to four islands of gasoline dispensers and storage tanks having a capacity of 20,000 to 30,000 gallons of gasoline.

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

         STORE LOCATIONS

         The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Approximately 68% of all stores operate in areas with populations of fewer than 5,000 persons, while approximately 8% of all stores are located in communities with populations exceeding 20,000 persons. Management believes that a Casey's General Store provides a service not otherwise available in small towns, and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company's store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey's General Store may operate profitably at a highway location in a community with a population of as few as 500 persons.

         GASOLINE OPERATIONS

         Gasoline sales are an important part of the Company's sales and earnings. Approximately 53% of Casey's net sales for the year ended April 30, 1999 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 1999:

                                         YEAR ENDED APRIL 30,
                                         --------------------

                            1999              1998               1997
                            ----              ----               ----

Number of
 Gallons Sold                692,770,269      608,977,313        542,609,567

Total Retail
 Gasoline Sales             $662,123,770      $671,942,031       $643,005,485

  Percentage of             52.9%             56.6%              58.0%
   Net Sales

  Gross Profit              11.0%             9.6%               8.6%
   Percentage

Average Retail
 Price per Gallon           $0.96             $1.10              $1.19

Average Gross Profit
 Margin per Gallon          10.53 cents       10.64 cents        10.17 cents

Average Number of
 Gallons Sold per
 Company Store *            706,550           668,670            643,684


--------------------------

* Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

         Retail prices of gasoline decreased during the year ended April 30, 1999. The total number of gallons sold by the Company during this period increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" herein. As a result of these conditions, total retail gasoline sales by the Company decreased during the period, while the percentage of such sales to the Company's total net sales also decreased.

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

         DISTRIBUTION AND WHOLESALE ARRANGEMENTS

         The Marketing Company supplies all Company Stores and over 90% of the Franchised Stores with groceries, food (including sandwiches prepared at the Company's commissary), health and beauty aids and general merchandise from the Casey's Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company's headquarters in Ankeny, and weekly shipments are made from the Casey's Distribution Center by 50 Company-owned delivery trucks. The Marketing Company charges Franchised Stores processing and shipping fees for each order filled by the Casey's Distribution Center. The efficient service area of the Casey's Distribution Center is approximately 500 miles, which encompasses all of the Company's existing and proposed stores.

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

         In fiscal 1999, the Company purchased directly from manufacturers approximately 90% of the food and non-food items sold from the Casey's Distribution Center. It is the Company's practice, with few exceptions, not to enter into contracts with any of the suppliers of products sold by Casey's General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

         FRANCHISE OPERATIONS

         Casey's has franchised Casey's General Stores since 1970. In addition to generating income for Casey's, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey's. Franchising also enabled Casey's to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and management currently expects to grant new franchises only to existing franchisees operating in states other than Iowa on a limited basis. See "BUSINESS - Government Regulation" herein. From April 30, 1983 to April 30, 1999, the percentage of Company Stores increased from 44% to 86%. From inception to April 30, 1999, the Company had converted 144 Franchised Stores to Company Stores by leasing or purchasing such stores.

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

         PERSONNEL

         On April 30, 1999, the Company had 4,372 full-time employees and 6,996 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

         The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Executive Officer of the Company, who is assisted by the Vice President of Store Operations. Reporting directly to the Vice President of Store Operations are three regional operations managers. Reporting directly to the regional managers are 20 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of eight supervisors. Each of the 152 supervisors in turn is responsible for the operations of approximately eight individual stores.

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

         As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than twenty-three years, one has been employed for more than twenty-seven years and one has been employed for more than thirty-one years.

         In addition to those three executive officers, the Company currently has a Senior Vice President of Property Management, Chief Financial Officer, and Vice Presidents of Store Operations, Marketing, Food Service, Transportation, Advertising and Human Resources. The Company also has 40 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, transportation, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

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

         GOVERNMENT REGULATION

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems, (ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double- wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,113 USTs of which 1,799 are fiberglass and 314 are steel. Management of the Company currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection to comply with the existing UST regulations has been completed. Additional regulations, or amendments to the existing UST regulations, could result in future expenditures.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 1999 and 1998, the Company spent approximately $516,000 and $502,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 1999, approximately $4,300,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at April 30, 1999, of approximately $500,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

         During the 1992 legislative session, the Iowa General Assembly enacted legislation relating to franchise agreements and their enforcement and establishing certain duties and limitations on franchisors. The legislation, currently set forth in Chapter 523H, Code of Iowa, 1999, as amended ("Chapter 523H"), became effective on July 1, 1992, and purports to apply to all new or existing franchises that are operated in the State of Iowa after the effective date, including those of Casey's. The legislation contains, among other things, provisions regarding the transfer of franchises, the termination or nonrenewal of franchises, and the encroachment on existing franchises. Subsequent judicial rulings in cases brought by other Iowa franchisors have held, however, that Chapter 523H does not apply to any franchises entered into prior to its July 1, 1992 effective date.

         As of April 30, 1999, Casey's was a party to 78 franchise agreements entered into with respect to Franchised Stores in the State of Iowa. Of that number, only two of the franchise agreements were entered into following the effective date of Chapter 523H (the "Covered Franchises"); the remainder were all entered into prior to July 1, 1992. Certain provisions of the Covered Franchises conflict with the provisions of Chapter 523H. As such, certain contractual provisions of the Covered Franchises, including those relating to transfer, termination or non-renewal and encroachment, may not be valid or enforceable under Chapter 523H.

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

         Until June 30, 1999, the Company owned an approximately 10,000 square-foot building on an eight-acre site in Creston, Iowa that it formerly utilized (until February 1997) as a sandwich commissary center for the preparation of sandwiches sold in Casey's General Stores. The Company sold the facility on June 30, 1999.

         On April 30, 1999, Casey's owned the land at 1,000 locations and the buildings at 971 locations, and leased the land at 22 locations and the buildings at 51 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

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


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

         The information required in response to this Item is incorporated herein by reference from the section entitled "Common Stock Data" set forth on page 28 of the Company's Annual Report to shareholders for the year ended April 30, 1999.

         The cash dividends declared by the Company during the periods indicated have been as follows:


                                                          Cash Dividend
                                                          Declared
                                                          -------------

         Calendar 1997
         -------------
                  First Quarter                            $.0125
                  Second Quarter                            .0125
                  Third Quarter                             .015
                  Fourth Quarter                            .015
                                                            -----
                                                           $.055

         Calendar 1998
         -------------
                  First Quarter                            $.015
                  Second Quarter                            .015
                  Third Quarter                             .015
                  Fourth Quarter                            .015
                                                            ----
                                                           $. 06

         Calendar 1999
         -------------
                  First Quarter                            $.015
                  Second Quarter                            .015


ITEM 6.      SELECTED FINANCIAL DATA

         The information required in response to this Item is incorporated herein by reference from the section entitled "Selected Financial Data" set forth on page 27 of the Company's Annual Report to shareholders for the year ended April 30, 1999.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

        The information required in response to this Item is incorporated herein by reference from pages 22 through 26 of the Company's Annual Report to shareholders for the year ended April 30, 1999.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

        The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations.

        The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company's first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

        The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of April 30, 1999, would have an immaterial effect on the Company's pretax earnings. The Company also believes that an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of the Company's financial instruments.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required in response to this Item is incorporated herein by reference from pages 11 through 21 and page 28 of the Company's Annual Report to shareholders for the year ended April 30, 1999.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT

        That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Directors", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1999 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 17, 1999, is hereby incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION

        That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1999 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 17, 1999, is hereby incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

        That portion of the Company's definitive Proxy Statement appearing under the captions "Shares Outstanding" and "Voting Procedures", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1999 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 17, 1999, is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        That portion of the Company's definitive Proxy Statement appearing under the caption "Other Information Relating to Directors and Executive Officers", to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 1999 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 17, 1999, is hereby incorporated by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K

        (a)  DOCUMENTS FILED

        The documents listed below are filed as a part of this Report on Form 10-K405 and are incorporated herein by reference:

        (1) The following consolidated financial statements, shown on pages 11 through 21 of the Company's Annual Report to shareholders for the year ended April 30, 1999:

        Consolidated Balance Sheets, April 30, 1999 and 1998
        Consolidated Statements of Income, Three Years Ended April 30, 1999 Consolidated Statements of Shareholders' Equity, Three Years
             Ended April 30, 1999
        Consolidated Statements of Cash Flows,
             Three Years Ended April 30, 1999
        Notes to Consolidated Financial Statements
        Independent Auditors' Report

        (2) The management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K405 pursuant to Item 14(c), consisting of the following:

             Exhibit Number           Document

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

           10.24(a)               Amended and Restated
                                  Employment Agreement with
                                  John G. Harmon (z)

           10.30                  Non-Qualified Supplemental Executive
                                  Retirement Plan (z)

           10.31 Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (z)

           10.32                  Severance Agreement with Douglas K. Shull (bb)

--------------------

(j) Incorporated by reference from the Registration Statement on Form S-8 (33- 42907) filed September 23, 1991.

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

(z) Incorporated by reference from the Current Report on Form 8-K filed November 10, 1997.

(aa) Incorporated by reference from the Current Report on Form 8-K filed April 12, 1998.

(bb) Incorporated by reference from the Current Report on Form 8-K filed July 28, 1998.

        (b)       REPORTS ON FORM 8-K

                  On May 10, 1999, the Company filed a Form 8-K setting forth information with respect to (i) the issuance on April 27, 1999 of $50,000,000 principal amount of Senior Notes, Series A through Series F, and (ii) the approval of a Third Amendment to Rights Agreement dated as of May 5, 1999 between the Company and UMB Bank, n.a., as Rights Agent. There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 1999.

        (c)       EXHIBITS

        Exhibit
        Number                             Document
        ------                             --------

        3.1(a)      Restatement of the Restated and Amended Articles of
                    Incorporation (x)
        3.2(a)      Restatement of Amended and Restated By-Laws (w)
        4.2         Rights Agreement between Casey's General Stores, Inc. and
                    UMB Bank, n.a., as Rights Agent, relating to Common Share
                    Purchase Rights (e) and amendments thereto (i), (p), (q),
                    (cc)
        4.3         Note Agreement dated as of February 1, 1993 between Casey's
                    General Stores, Inc. and Principal Mutual Life Insurance
                    Company and Nippon Life Insurance Company of America (n) and
                    First Amendment thereto (u)
        4.4         Note Agreement dated as of December 1, 1995 between Casey's
                    General Stores, Inc. and Principal Mutual Life Insurance
                    Company (u)

        4.5         Note Agreement dated as of December 1, 1997 among the
                    Company and Principal Mutual Life Insurance Company, Nippon
                    Life Insurance Company of America and TMG Life Insurance
                    Company (y)
        4.6         Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of
                    $50,000,000 Senior Notes, Series A through Series F (cc)
        9           Voting Trust Agreement (a) and Amendment thereto (d)
        10.4(b)     Sixth Amended and Restated Casey's General Stores, Inc.
                    Employees' Stock Ownership Plan and Trust Agreement (v)
        10.6        Lease Agreement between Casey's General Stores, Inc. and
                    Broadway Distributing Company (a)
        10.8        Form of Franchise Agreement (a)
        10.9        Form of Store Lease Agreement (a)
        10.10       Form of Equipment Lease Agreement (a)
        10.16       Secured Promissory Note dated November 30, 1989 given to
                    Principal Mutual Life Insurance Company (f)
        10.18       Commercial Note with Norwest Bank Iowa, N.A.(k)
        10.19       Casey's General Stores, Inc. 1991 Incentive Stock Option
                    Plan (j) and amendment thereto (o)
        10.21(a)    Amended and Restated Employment Agreement with Donald F.
                    Lamberti (z) and First Amendment thereto (aa)
        10.22(a)    Amended and Restated Employment Agreement with Ronald M.
                    Lamb (z) and First Amendment thereto (aa)
        10.24(a)    Amended and Restated Employment Agreement with John G.
                    Harmon (z)
        10.27       Non-Employee Directors' Stock Option Plan (s)
        10.28       Term Note with UMB Bank, n.a. (r)
        10.29       Form of "change of control" Employment Agreement (w)
        10.30       Non-Qualified Supplemental Executive Retirement Plan (z)
        10.31       Non-Qualified Supplemental Executive Retirement Plan Trust
                    Agreement with UMB Bank, n.a. (z)
        10.32       Severance Agreement with Douglas K. Shull (bb)
        11          Statement regarding computation of earnings per share
        13          Consolidated Financial Statements from 1998 Annual Report
        21          Subsidiaries of Casey's General Stores, Inc.
        23.1        Consent of KPMG LLP
        27          Financial Data Schedule
        99          Cautionary Statement Relating to Forward-Looking Statements
                    (w)

------------------------------

(a) Incorporated herein by reference from the Registration Statement on Form S-1 (2- 82651) filed August 31, 1983.

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

(j) Incorporated by reference from the Registration Statement on Form S-8 (33- 42907) filed September 23, 1991.

(k) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 1991.

(l) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1992.

(m)     Reserved.

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

(cc) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CASEY'S GENERAL STORES, INC.
                                    (Registrant)



Date: July 26, 1999                 By: /s/ Ronald M. Lamb
                                        ------------------
                                        Ronald M. Lamb,
                                         Chief Executive Officer
                                         (Principal Executive Officer)




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 26, 1999                By: /s/ Ronald M. Lamb
                                        ------------------
                                        Ronald M. Lamb
                                        Chief Executive Officer, Director


Date:  July 26, 1999                By: /s/ Donald F. Lamberti
                                        ----------------------
                                        Donald F. Lamberti
                                        Chairman of the Executive Committee,
                                        Director

Date:  July 19, 1999                       By: /s/ John G. Harmon
                                               ------------------
                                               John G. Harmon
                                               Secretary/Treasurer, Director
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)


Date:  July 26, 1999                       By: /s/ Patricia Clare Sullivan
                                               ---------------------------
                                               Patricia Clare Sullivan
                                               Director


Date:  July 26, 1999                       By: /s/ Kenneth H. Haynie
                                               ---------------------
                                               Kenneth H. Haynie
                                               Director


Date:  July 26, 1999                       By: /s/ John R. Fitzgibbon
                                               ----------------------
                                               John R. Fitzgibbon
                                               Director


Date:  July 26, 1999                       By: /s/ Jack P. Taylor
                                               ------------------
                                               Jack P. Taylor
                                               Director

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.     Description                                  Page
-----------     -----------                                  ----

11              Statement regarding computation
                of earnings per share

13              Consolidated Financial Statements from
                1999 Annual Report to shareholders

21              Subsidiaries of Casey's General
                Stores, Inc.

23.1            Consent of KPMG LLP

27              Financial Data Schedule