Form 10-Q
period 1999-07-31
CASEYS GENERAL STORES INC
filed 1999-09-14
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Fiscal Quarter Ended July 31, 1999

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

   Common Stock, No Par Value                                 52,734,962 shares
          (Class)                             (Outstanding at September 3, 1999)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                       Page

PART I - FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements.

                     Consolidated condensed balance sheets -
                     July 31, 1999 and April 30, 1999                  3

                     Consolidated condensed statements
                     of income - three months ended
                     July 31, 1999 and 1998                            5

                     Consolidated condensed statements of
                     cash flows - three months ended
                     July 31, 1999 and 1998                            6

                     Notes to consolidated condensed
                     financial statements                              7

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations.                                       8


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                         13

         Item 6.           Exhibits and Reports on Form 8-K.          15

SIGNATURE                                                             15

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                              July 31,                 April 30,
                                              1999                     1999
                                              ---------                ---------

         ASSETS
Current assets:
    Cash and cash equivalents                $    9,332                   5,935
    Short-term investments                       11,564                   8,800
    Receivables                                   3,335                   2,822
    Inventories                                  51,422                  47,204
    Prepaid expenses                              5,553                   5,446
                                                  -----                   -----

        Total current assets                     81,206                  70,207
                                                 ------                  ------

Long-term investments                             5,004                   6,640

Other assets                                      1,456                   1,469

Property and equipment, net of
  accumulated depreciation
  July 31, 1999, $220,683
  April 30, 1999, $212,383                      502,262                 484,544
                                                -------                 -------
                                               $589,928                 562,860
                                                -------                 -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)
                             (DOLLARS IN THOUSANDS)


        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   July 31,          April 30,
                                                    1999               1999
                                                   --------          ---------

Current liabilities:
    Notes payable                                 $  2,900              7,400
    Current maturities of
      long-term debt                                 9,331              9,352
    Accounts payable                                55,235              4,227
    Accrued expenses                                19,693             20,383
    Income taxes payable                             9,135              2,457
                                                    ------             ------

      Total current liabilities                     96,294             83,819
                                                    ------             ------

Long-term debt, net of
  current maturities                               121,164            122,513
                                                   -------            -------
Deferred income taxes                               53,400             51,650
                                                   -------            -------
Deferred compensation                                3,159              3,010
                                                   -------            -------
Shareholders' equity
  Preferred stock, no par value                       ---               ---
  Common Stock, no par value                        67,520             67,338
  Retained earnings                                248,391            234,530
                                                   -------            -------
Total shareholders' equity                         315,911            301,868
                                                   -------            -------
                                                  $589,928            562,860
                                                   -------            -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended
                                                        July 31,
                                                    1999                1998
                                                    ------------------------

Net sales                                           $387,194          $332,446

Franchise revenue                                      1,514             1,484
                                                     -------           -------
                                                     388,708           333,930
                                                     -------           -------
Cost of goods sold                                   302,702           258,448
Operating expenses                                    51,580            45,701
Depreciation and amortization                          9,095             8,072
Interest, net                                          2,002             1,714
                                                     -------           -------
                                                     365,379           313,935
                                                     -------           -------
Income before income taxes                            23,329            19,995


Federal and state
   income taxes                                        8,678             7,498
                                                      ------           -------
Net income                                          $ 14,651            12,497
                                                     -------           -------
Earnings per common
   and common equivalent
   share

                      Basic                         $    .28               .24
                                                     -------           -------
                      Diluted                       $    .28               .24
                                                     -------           -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                        Three Months Ended
                                                            July 31,
                                                        1999         1998
                                                        ------------------

Cash flows from operations:
  Net income                                            $ 14,651       12,497
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization                        9,095        8,072
      Deferred income taxes                                1,750        1,500
      Changes in assets and liabilities:
         Receivables                                        (513)        (425)
         Inventories                                      (4,218)      (1,246)
         Prepaid expenses                                   (107)        (277)
         Accounts payable                                 11,008       (1,783)
         Accrued expenses                                   (690)        (647)
         Income taxes payable                              6,678        4,420
      Other, net                                             500          325
                                                          ------       -------
Net cash provided by operations                           38,154       22,436
                                                          ------       ------

Cash flows from investing:
  Purchase of property and equipment                     (27,151)     (25,535)
  Purchase of investments                                 (2,748)      (1,295)
  Sale of investments                                      1,620        1,266
                                                          ------       ------
Net cash used in investing activities                    (28,279)     (25,564)
                                                          -------      -------

Cash flows from financing:
  Payments of long-term debt                              (1,370)      (1,415)
  Net activity of short-term debt                         (4,500)       6,125
  Proceeds from exercise of stock options                    182          134
  Payment of cash dividends                                 (790)        (788)
                                                           -----        -----
Net cash provided by (used in)
  financing activities                                    (6,478)       4,056
                                                           -----        -----
Net increase in cash and cash equivalents                  3,397          928
Cash and cash equivalents at
  beginning of the period                                  5,935        4,022
                                                           -----        -----
Cash and cash equivalents at end of the period           $ 9,332        4,950
                                                           -----        -----

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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1999, and the results of operations for the three months ended July 31, 1999 and 1998, and changes in cash flows for the three months ended July 31, 1999 and 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Casey's derives its revenue from the retail sale of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages and non-food products such as health and beauty aids, tobacco products, automotive products and gasoline by Company stores and from wholesale sales of certain grocery and general merchandise items and gasoline to franchised stores. The Company also generates revenues from continuing monthly royalties based on sales by franchised stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its second or third year of operation.

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 1999, the Company's ratio of current assets to current liabilities was .84 to 1. The ratio at July 31, 1998 and April 30, 1999, was .56 to 1 and .84 to 1, respectively. Management believes that the Company's current $37,000 bank lines of credit (aggregate amount), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $19,718 (107%) in the three months ended July 31, 1999 from the comparable period in the prior year, primarily as a result of an increase in accounts payable and an increase in income taxes payable. Cash flows from investing in the three months ended July 31, 1999 decreased primarily due to the increase in capital expenditures. Cash flows from financing decreased, primarily as a result of a decrease in short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2000, the Company expended $27,151 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $25,535 for the comparable period in the prior year. The Company anticipates expending approximately $105,000 in fiscal 2000 for construction and remodeling of Company stores, primarily from funds generated by operations, existing cash and short- term investments.

     As of July 31, 1999, the Company had long-term debt of $121,164, consisting of $13,500 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $14,400 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $8,538 of mortgage notes payable and $4,726 of capital lease obligations.

     Interest on the 7.70% Senior Notes is payable on the 15th day of each month at the rate of 7.70% per annum. Principal of the 7.70% Senior Notes matures in forty quarterly installments beginning March 15, 1995. The Company may prepay the 7.70% Senior Notes in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of February 1, 1993 between the Company and the purchasers of the 7.70% Senior Notes.

     Interest on the 7.38% Senior Notes is payable semi-annually on the twenty-eighth day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Senior Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Senior Notes in whole or in part at any time in an amount not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and Principal Mutual Life Insurance Company, as the purchaser of the 7.38% Senior Notes.

     Interest on the 6.55% Senior Notes is payable quarterly on the 18th day of March, June, September and December of each year, commencing March 18, 1998, and at maturity, at the rate of 6.55% per annum. Principal of the 6.55% Senior Notes matures in five annual installments commencing December 18, 1999. The Company may prepay the 6.55% Senior Notes in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1997 between the Company and the purchasers of the 6.55% Senior Notes.

     Interest on the 6.18% to 7.23% Senior Notes, Series A through Series F, is payable on the 23rd day of each April and October. Principal of the 6.18% to 7.23% Senior Notes, Series A through Series F, matures in various installments beginning April 23, 2004. The Company may prepay the 6.18% to 7.23% Senior Notes, Series A through Series F, in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of April 15, 1999 between the Company and the purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double- wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,159 USTs, of which 1,845 are fiberglass and 314 are steel. Management of the Company currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection to comply with the existing UST regulations has been completed. Additional regulations, or amendments to the existing UST regulations, could result in future expenditures.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April

30, 1999 and 1998, the Company spent approximately $516 and $502, respectively, for assessments and remediation. During the three months ended July 31, 1999, the Company expended approximately $121 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 1999, a total of approximately $4,400 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at July 31, 1999, of approximately $500 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

         THREE MONTHS ENDED JULY 31,1999 COMPARED TO THREE MONTHS ENDED JULY 31,1998 (DOLLARS IN THOUSANDS)

     Net sales for the first quarter of fiscal 2000 increased by $54,748 (16.5%) over the comparable period in fiscal 1999. Retail gasoline sales increased by $28,061 (15.7%) as the number of gallons sold increased by 19,537 (11.1%) while the average retail price per gallon increased 4.2%. During this same period, retail sales of grocery and general merchandise increased by $23,139 (17.4%) due to the addition of 82 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 78.2% for the first quarter of fiscal 2000, compared to 77.7% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 9.3%) during the first quarter of fiscal 2000 from the first quarter of the prior year (10.1%). The gross profit margin per gallon also decreased (to $.0986) in the first quarter of fiscal 2000 from the comparable period in the prior year ($.1026). The gross profits on retail sales of grocery and general merchandise also decreased (to 39.0%) from the comparable period in the prior year (39.9%).

     Operating expenses as a percentage of net sales were 13.3% for the first quarter of fiscal 2000 compared to 13.7% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold.

     Net income increased by $2,154 (17.2%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years.

         YEAR 2000

     Management has substantially completed its "Year 2000" efforts to prepare the Company's information technology systems (including hardware, software and application programs) for year 2000 compliance. The Company expects to see little direct impact on its operations given the nature of the business and the Company's business relationships, the corrective steps taken to date, and the contingency plans being put in place throughout 1999. All necessary expenditures, which are not expected to be material (including internal staff and consulting costs), will be funded through operating cash flow. The Company also is analyzing and working cooperatively with third parties having systems upon which the Company must rely, and developing contingency plans with respect thereto, but cannot give any assurances that the systems of such other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company would use and/or rely upon include those of banking institutions and telephone companies, as well as vendor and franchisee workstations and product ordering systems. The Company's business and financial condition and/or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by such other third parties.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

         Exhibit
         No.           Description
         -------       -----------

         4.2           Rights Agreement  between Casey's General Stores,  Inc.
                       and United Missouri Bank of Kansas City, N.A., as Rights Agent(a), and amendments thereto (b), (c), (d), (i)

         4.3 Note Agreement dated as of February 1, 1993 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (e) and First Amendment thereto (f)

         4.4 Note Agreement dated as of December 1, 1995 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company (f)

         4.5 Note Agreement dated as of December 1, 1997 among the Company and Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America and TMG Life Insurance Company (g)

         4.6 Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of 6.18% to 7.23% Senior Notes, Series A through Series F (i)

         11            Statement regarding computation of per share earnings

         27            Financial Data Schedule

         99            Cautionary Statement Relating to Forward-Looking
                       Statements (h)

-------------

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

(i) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

         (b) On May 10, 1999, the Company filed a Current Report on Form 8-K with respect to (i) the issuance on April 27, 1999 of $50,000,000 principal amount of 6.18% to 7.23% Senior Notes, Series A through Series F, and (ii) the approval of a Third Amendment to Rights Agreement dated as of May 5, 1999 between the Company and UMB Bank, n.a., as Rights Agent.



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CASEY'S GENERAL STORES, INC.



Date:  September 7, 1999             By:      /s/ John G. Harmon
                                              ------------------
                                              John G.  Harmon
                                              Secretary/Treasurer
                                              (Authorized Officer and Principal
                                              Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description                       Page
------------                        -----------                       ----

   11                            Statement regarding                  17
                                 computation of
                                 per share earnings

   27                            Financial Data Schedule              18