Form 10-Q
period 1999-10-31
CASEYS GENERAL STORES INC
filed 1999-12-14
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended October 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value                         52,739,462 shares
                  (Class)                     (Outstanding at December 1, 1999)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                  Consolidated condensed balance sheets -
                  October 31, 1999 and April 30, 1999                     2

                  Consolidated condensed statements of
                  income - three and six months ended
                  October 31, 1999 and 1998                               4

                  Consolidated condensed statements of
                  cash flows - six months ended
                  October 31, 1999 and 1998                               5

                  Notes to consolidated condensed
                  financial statements                                    6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                    7


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                             12

         Item 4.           Submission of Matters to a Vote of
                           Security Holders.                              13

         Item 5.           Other Information                              13

         Item 6.           Exhibits and Reports on Form 8-K.              14


SIGNATURE                                                                 16

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    October 31,
                                                    1999             April 30,
                                                   (Unaudited)          1999

         ASSETS
Current assets:
         Cash and cash equivalents                 $ 13,508           5,935
         Short-term investments                       9,648           8,800
         Receivables                                  3,666           2,822
         Inventories                                 51,961          47,204
         Prepaid expenses                             5,588           5,446
                                                    -------          ------

                  Total current assets               84,371          70,207
                                                    -------          ------
Long-term investments                                 5,004           6,640

Other assets                                          1,436           1,469

Property and equipment, net of
  accumulated depreciation
  October 31, 1999, $229,131
  April 30, 1999, $212,383                          519,147         484,544
                                                    -------         -------
                                                   $609,958         562,860
                                                    -------         -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)
                             (Dollars in Thousands)

                                                  October 31,
                                                     1999            April 30,
                                                  (Unaudited)          1999
                                                  ----------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable                            $  15,500            7,400
         Current maturities of
           long-term debt                             9,293            9,352
         Accounts payable                            54,335           44,227
         Accrued expenses                            19,618           20,383
         Income taxes payable                         5,135            2,457
                                                     ------           ------
           Total current liabilities                103,881           83,819
                                                    -------           ------
Long-term debt, net of
  current maturities                                119,731          122,513
                                                    -------          -------
Deferred income taxes                                55,150           51,650
                                                    -------          -------
Deferred compensation                                 3,308            3,010
                                                    -------          -------
Shareholders' equity
  Preferred stock, no par value                        ---              ---
  Common Stock, no par value                         67,626           67,338
  Retained earnings                                 260,262          234,530
                                                    -------          -------
Total shareholders' equity                          327,888          301,868
                                                    -------          -------
                                                   $609,958          562,860
                                                    -------          -------


See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in Thousands, except per share amounts)

                                Three Months Ended           Six Months Ended
                                    October 31,                 October 31,
                            1999          1998            1999        1998
                            ----          ----            ----        ----

Net sales                $412,752        322,370         799,946      654,816
Franchise revenue           1,431          1,395           2,945        2,879
                          -------        -------         -------      -------
                          414,183        323,765         802,891      657,695
                          -------        -------         -------      -------
Cost of goods sold        327,769        245,411         630,471      503,859
Operating expenses         54,857         48,141         106,437       93,842
Depreciation and
  amortization              9,406          8,445          18,501       16,517
Interest, net               1,988          1,565           3,990        3,279
                          -------        -------         -------      -------
                          394,020        303,562         759,399      617,497
                          -------        -------         -------      -------
                           20,163         20,203          43,492       40,198

Federal and state
  income taxes              7,501          7,576          16,179       15,074
                          -------        -------         -------      -------
   Net income           $  12,662         12,627          27,313       25,124
                         --------        -------         -------      -------

Earnings per common share

         Basic          $     .24            .24             .52          .48
                         --------        -------         -------      -------
         Diluted        $     .24            .24             .52          .48
                         --------        -------         -------      -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                        Six Months Ended
                                                           October 31,
                                                     1999              1998

         Cash flows from operations:
           Net income                             $  27,313           25,124
           Adjustments to reconcile
             net income to net cash
             provided by operations:
               Depreciation and amortization         18,501           16,517
               Deferred income taxes                  3,500            3,000
               Changes in assets and liabilities:
                 Receivables                           (844)            (714)
                 Inventories                         (4,757)          (3,318)
                 Prepaid expenses                      (142)            (296)
                 Accounts payable                    10,108            3,923
                 Accrued expenses                      (765)           1,062
                 Income taxes payable                 2,678              573
               Other, net                             1,511              800
                                                     ------           -------
         Net cash provided by operations             57,103           46,671
                                                     ------           ------

         Cash flows from investing:
           Purchase of property and equipment       (54,332)         (55,368)
           Purchase of investments                   (2,747)          (1,295)
           Sale of investments                        3,583            1,762
                                                     ------           ------
         Net cash used in investing activities      (53,496)         (54,901)
                                                     ------           ------
         Cash flows from financing:
           Payments on long-term debt                (2,841)          (2,844)
           Net activity of short-term debt            8,100           18,450
           Proceeds from exercise of stock options      288              878
           Payment of cash dividends                 (1,581)          (1,578)
                                                     -------          ------
         Net cash provided by
           financing activities                       3,966           14,906
                                                     ------           ------






         Net increase in cash and cash equivalents    7,573            6,676
         Cash and cash equivalents at
           beginning of the period                    5,935            4,022
                                                      -----            -----

         Cash and cash equivalents at end
            of the period                         $  13,508           10,698
                                                   -------            ------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   NOTES TO (UNAUDITED) CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


     1. The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries.
All material inter-company balances and transactions have been eliminated in consolidation.

     2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1999, and the results of operations for the six and three months ended October 31, 1999 and 1998, and changes in cash flows for the six months ended October 31, 1999 and 1998.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 1999, the Company's ratio of current assets to current liabilities was .81 to 1. The ratio at October 31, 1998 and April 30, 1999, was .56 to 1 and .84 to 1, respectively. Management believes that the Company's current bank lines of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $10,432 (22.4%) in the six months ended October 31, 1999 from the comparable period in the prior year, primarily as a result of a large increase in accounts payable. Cash flows from investing in the six months ended October 31, 1999 remained fairly constant. Cash flows from financing decreased, primarily as a result of a smaller increase in short-term debt. Cash used in investing activities is expected to increase as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2000, the Company expended $54,332 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $55,368 for the comparable period in the prior year. The Company anticipates expending approximately $105,000 in fiscal 2000 for construction and remodeling of Company stores, primarily from funds generated by operations, existing cash and short- term investments.

     As of October 31, 1999, the Company had long-term debt of $119,731, consisting of $12,750 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $14,400 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $8,143 of mortgage notes payable, and $4,438 of capital lease obligations.

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

     Interest on the 7.38% Senior Notes is payable semi-annually on the 28th day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Senior Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Senior Notes in whole or in part at any time in an amount not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and Principal Mutual Life Insurance Company, as the purchaser of the 7.38% Senior Notes.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double- wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,214 USTs, of which 1,904 are fiberglass and 310 are steel. Management of the Company currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection to comply with the existing UST regulations has been completed. Additional regulations, or amendments to the existing UST regulations, could result in future expenditures.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 1999 and 1998, the Company spent approximately $516 and $502, respectively, for assessments and remediation. During the six months ended October 31, 1999, the Company expended approximately $232 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 1999, approximately $4,600 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at October 31, 1999 of approximately $500 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

         THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE
MONTHS ENDED OCTOBER 31, 1998 (DOLLARS AND AMOUNTS IN THOUSANDS)

     Net sales for the second quarter of fiscal 2000 increased by $90,382 (28%) over the comparable period in fiscal 1999. Retail gasoline sales increased by $86,446 (28.7%) as the number of gallons sold increased by 21,417 (12.2%) while the average retail price per gallon increased 19.1%. During this same period, retail sales of grocery and general merchandise increased by $29,123 (22.3%) due to the addition of 82 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 79.4% for the second quarter of fiscal 2000, compared to 76.1% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (8.6%) during the second quarter of fiscal 2000 from the second quarter of the prior year (11.5%) due to the increase in wholesale gasoline costs during the quarter. The gross profit margin per gallon also decreased (to $.0992) in the second quarter of fiscal 2000 from the comparable period in the prior year ($.1118). The gross profits on retail sales of grocery and general merchandise also decreased (to 38.5%) from the comparable period in the prior year (41.3%), primarily due to the increase in the wholesale cigarette costs and the more competitive retail environment for cigarette sales.

     Operating expenses as a percentage of net sales were 13.3% for the second quarter of fiscal 2000 compared to 14.9% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused by an increase in the average retail price per gallon of gasoline sold (19.1%).

     Net income increased by $35 (0.3%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold and an increased number of stores in operation for at least three years. However, these increases were substantially offset by the decreases in gross profit margins.

         SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX
MONTHS ENDED OCTOBER 31, 1998 (DOLLARS AND AMOUNTS IN THOUSANDS)

     Net sales for the first six months of fiscal 2000 increased by $145,130 (22.2%) over the comparable period in fiscal 1999. Retail gasoline sales increased by $85,384 (24.4%) as the number of gallons sold increased by 40,954 (11.6%) and the average retail price per gallon increased 11.5%. During this same period, retail sales of grocery and general merchandise increased by $52,262 (19.8%) due to the addition of 82 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 78.8% for the first six months of fiscal 2000 compared to 76.9% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (8.9%) during the first six months of fiscal 2000 from the comparable period in the prior year (10.8%) due to the increase in wholesale gasoline costs during the period. The gross profit margin per gallon also decreased in the first six months of fiscal 2000 (to $.0989) from the comparable period in the prior year ($.1072). The gross profits on retail sales of grocery and general merchandise also decreased (to 38.8%) from the comparable period in the prior year (40.6%), primarily due to the increase in the wholesale cigarette costs and the more competitive retail environment for cigarette sales.

     Operating expenses as a percentage of net sales were 13.3% for the first six months of fiscal 2000 compared to 14.3% during the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold (11.5%).

     Net income increased by $2,189 (8.7%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, and an increased number of stores in operation at least three years. However, these increases were partially offset by the decreases in gross profit margins.

         YEAR 2000

     Management has substantially completed its "Year 2000" efforts to prepare the Company's information technology systems (including hardware, software and application programs) for year 2000 compliance. The Company expects to see little direct impact on its operations given the nature of the business and the Company's business relationships, the corrective steps taken to date and the contingency plans put in place throughout 1999. All necessary expenditures, which are not expected to be material (including internal staff and consulting costs), will be funded through operating cash flow. The Company also is continuing to analyze and work cooperatively with third parties having systems upon which the Company must rely, and developing contingency plans with respect thereto, but cannot give any assurances that the systems of such other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company would use and/or rely upon include those of banking institutions and telephone companies, as well as vendor and franchisee workstations and product ordering systems. The Company's business and financial condition and/or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by such other third parties.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.

     At the Annual Meeting of shareholders held on September 17, 1999, seven directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

         The votes cast or withheld for each nominee were as follows:

                                    Number of Shares
                                    Number of Shares       That Withheld
         Name                       Voting For             Authority
         ----                       ----------------       -------------

         Donald F. Lamberti         46,187,580             943,156
         John R. Fitzgibbon         46,478,433             652,303
         Ronald M. Lamb             46,192,926             937,810
         Patricia Clare Sullivan    46,456,756             673,980
         John G. Harmon             46,185,872             944,864
         Kenneth H. Haynie          46,161,203             969,533
         John P. Taylor             46,495,129             635,607


     ITEM 5. OTHER INFORMATION. On November 30, 1999, the Board of Directors of the Company approved a $30 million open-market share repurchase program to acquire shares of the Company's Common Stock. The share repurchases will be made from time to time over the next six months in compliance with SEC Rule 10b-18. The program may be suspended at the Company's discretion and is not in response to any other offer for the Company's shares. As of December 13, 1999, the Company had repurchased 945,000 shares of Common Stock at an average price of $10.42 per share.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

     Exhibit
     No.                Description
     -------            -----------

     4.2 Rights Agreement dated as of June 14, 1989 between Casey's General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent(a) and amendments thereto (b),(c),(d),(i),(j)

         4.3 Note Agreement dated as of February 1, 1993 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (e) and First Amendment thereto (f)

         4.4 Note Agreement dated as of December 1, 1995 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company (f)

         4.5 Note Agreement dated as of December 1, 1997 among the Company and Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America and TMG Life Insurance Company (g)

         4.6 Note Agreement dated as of April 15, 1999 among Casey's General Stores, Inc. and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through F (i)

         11             Statement regarding computation of per share earnings

         27             Financial Data Schedule

         99             Cautionary Statement Relating to Forward-Looking
                        Statements (h)

(a) Incorporated by reference from the Registration Statement on Form 8-A (0- 12788) filed June 19, 1989 relating to Common Share Purchase Rights.

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

(i) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

(j) Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.


         (b) On September 27, 1999, the Company filed a Current Report on Form 8-K with respect to the approval of a Fourth Amendment to Rights Agreement dated as of September 17, 1999 between the Company and UMB Bank, n.a., as Rights Agent.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CASEY'S GENERAL STORES, INC.



Date:   December 14, 1999        By:      /s/ John G. Harmon
                                          --------------------
                                          John G. Harmon,
                                          Secretary/Treasurer
                                          (Authorized Officer and Principal
                                              Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.              Description                               Page
-----------              -----------                               ----

    11                   Statement regarding computation            21
                         of per share earnings

    27                   Financial Data Schedule                    23