Form 10-K405/A
CASEYS GENERAL STORES INC
filed 2000-02-14
CIK 726958

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-K405/A

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

                                  COMMON STOCK

                                (Title of Class)

                          COMMON SHARE PURCHASE RIGHTS

                                (Title of Class)

     Item 14(c) of Part IV of the Form 10-K405 filed July 28, 1999 is hereby amended to provide as follows:

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.

                                    * * * *

         (c)      Exhibits

         Exhibit
         Number                    Document
         -------                   --------

        3.1(a)        Restatement of the Restated and Amended Articles of
                        Incorporation (x)
        3.2(a)        Restatement of Amended and Restated By-Laws (w) and
                        Amendment thereto (dd)
        4.2           Rights Agreement between Casey's General Stores, Inc.
                        and UMB Bank, n.a., as Rights Agent, relating to Common
                        Share Purchase Rights (e) and amendments thereto (i),
                        (p), (q), (cc)
        4.3           Note Agreement dated as of February 1, 1993 between
                        Casey's General Stores, Inc. and Principal Mutual Life
                        Insurance Company and Nippon Life Insurance Company of
                        America (n) and First Amendment thereto (u)
        4.4           Note Agreement dated as of December 1, 1995 between
                        Casey's General Stores, Inc. and Principal Mutual Life
                        Insurance Company (u)
        4.5           Note Agreement dated as of December 1, 1997 among the
                        Company and Principal Mutual Life Insurance Company,
                        Nippon Life Insurance Company of America and TMG Life
                        Insurance Company (y)
        4.6             Note  Agreement  dated as of April  15,  1999  among the
                        Company and Principal Life  Insurance  Company and other
                        purchasers of $50,000,000 Senior Notes, Series A through
                        Series F (cc)
        9             Voting Trust Agreement (a) and Amendment thereto (d)
        10.4(b)       Sixth Amended and Restated Casey's General Stores, Inc.
                        Employees' Stock Ownership Plan and Trust Agreement (v)
        10.6          Lease Agreement between Casey's General Stores, Inc. and
                        Broadway Distributing Company (a)
        10.8          Form of Franchise Agreement (a)
        10.9          Form of Store Lease Agreement (a)
        10.10         Form of Equipment Lease Agreement (a)







        10.16         Secured Promissory Note dated November 30, 1989 given to
                        Principal Mutual Life Insurance Company (f)
        10.18         Commercial Note with Norwest Bank Iowa, N.A.(k)
        10.19         Casey's General Stores, Inc. 1991 Incentive Stock Option
                        Plan (j) and amendment  thereto (o) 10.21(a) Amended and
                        Restated Employment Agreement with Donald F.
                      Lamberti (z) and First  Amendment  thereto  (aa)  10.22(a)
                        Amended and Restated Employment Agreement with Ronald M.
                        Lamb  (z) and  First  Amendment  thereto  (aa)  10.24(a)
                        Amended and Restated Employment Agreement with John G.
                        Harmon (z)
        10.27         Non-Employee Directors' Stock Option Plan (s)
        10.28         Term Note and Master Note with UMB Bank, n.a. (dd)
        10.29         Form of "change of control" Employment Agreement (w)
        10.30         Non-Qualified Supplemental Executive Retirement Plan (z)
        10.31         Non-Qualified Supplemental Executive Retirement Plan Trust
                        Agreement  with  UMB  Bank,  n.a.  (z)  10.32  Severance
                        Agreement with Douglas K. Shull (bb) 11 Statement
                        regarding computation of earnings per share 13
                        Consolidated  Financial  Statements  from 1999 Annual
                        Report 21 Subsidiaries of Casey's General Stores, Inc.
        23.1          Consent of KPMG LLP
        27            Financial Data Schedule
        99            Cautionary Statement Relating to Forward-Looking
                        Statements (w)

-------------------

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

(r)     Reserved.

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

(z) Incorporated by reference from the Current Report on Form 8-K filed November 10, 1997.

(aa) Incorporated by reference from the Current Report on Form 8-K filed April 2, 1998.

(bb) Incorporated by reference from the Current Report on Form 8-K filed July 28, 1998.

(cc) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

(dd) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CASEY'S GENERAL STORES, INC.
                                   (Registrant)



Date:    February 14, 2000         By: /s/ Ronald M. Lamb
                                       --------------------
                                       Ronald M. Lamb,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2000            By: /s/ Ronald M. Lamb
                                       ------------------
                                       Ronald M. Lamb
                                       Chief Executive Officer, Director


Date: February 14, 2000            By: /s/ Donald F. Lamberti
                                       ----------------------
                                       Donald F. Lamberti
                                       Chairman of the Executive Committee,
                                       Director

Date: February 11, 2000             By: /s/ John G. Harmon
                                        ------------------
                                        John G. Harmon
                                        Secretary/Treasurer, Director
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)



Date: February 10, 2000             By: /s/ Kenneth H. Haynie
                                        ---------------------
                                        Kenneth H. Haynie
                                        Director