Form 10-Q
period 2000-01-31
CASEYS GENERAL STORES INC
filed 2000-03-13
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended January 31, 2000

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

YES    X   NO  -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value                           50,374,862 shares
           (Class)                               (Outstanding at March 8, 2000)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                       Page

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements.

                           Consolidated condensed balance sheets -
                           January 31, 2000 and April 30, 1999           3

                           Consolidated condensed statements
                           of income - three and nine months ended
                           January 31, 2000 and 1999                     5

                           Consolidated condensed statements of
                           cash flows - nine months ended
                           January 31, 2000 and 1999                     6

                           Notes to consolidated condensed
                           financial statements                          8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.                                   9


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.                            14

         Item 5.           Other Information.                            14

         Item 6.           Exhibits and Reports on Form 8-K.             14


SIGNATURE                                                                17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollars in Thousands)

                                             January 31,
                                               2000                April 30,
                                             (Unaudited)             1999
                                              ---------            ---------

         ASSETS
Current assets:
         Cash and cash equivalents             $ 18,097              5,935
         Short-term investments                  12,557              8,800
         Receivables                              3,684              2,822
         Inventories                             54,337             47,204
         Prepaid expenses                         6,675              5,446
                                                -------             ------
                  Total current assets           95,350             70,207
                                                -------             ------
Long-term investments                             ---                6,640

Other assets                                      1,419              1,469

Property and equipment, net of
  accumulated depreciation
  January 31, 2000, $238,458
  April 30, 1999, $212,383                      538,448            484,544
                                                -------            -------
                                               $635,217            562,860
                                                -------            -------

See notes to consolidated condensed financial statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (Continued)

                             (Dollars in Thousands)

                                              January 31,
                                                2000               April 30,
                                              (Unaudited)            1999
                                               ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable                         $  60,000               7,400
         Current maturities of
           long-term debt                          9,250               9,352
         Accounts payable                         50,093              44,227
         Accrued expenses                         21,306              20,383
         Income taxes payable                       ---                2,457
                                                 -------             -------
           Total current liabilities             140,649              83,819
                                                 -------             -------
Long-term debt, net of
  current maturities                             114,652             122,513
                                                 -------             -------
Deferred income taxes                             56,900              51,650
                                                 -------             -------
Deferred compensation                              3,457               3,010
                                                 -------             -------
Shareholders' equity

  Preferred stock, no par value                     ---                ---
  Common Stock, no par value                      54,879              67,338
  Retained earnings                              264,680             234,530
                                                 -------             -------
Total shareholders' equity                       319,559             301,868
                                                 -------             -------
                                                $635,217             562,860
                                                 -------             -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                             (Dollars in Thousands)

                               Three Months Ended        Nine Months Ended
                                   January 31,               January 31,
                               2000          1999        2000         1999
                               ----          ----        ----         ----

Net sales                  $402,029          291,561    1,201,975     946,377

Franchise revenue             1,223            1,488        4,168       4,367
                            -------          -------    ---------     -------
                            403,252          293,049    1,206,143     950,744
                            -------          -------    ---------     -------
Cost of goods sold          326,806          218,934      957,277     722,793
Operating expenses           56,058           49,346      162,495     143,188
Depreciation and
  amortization                9,724            8,671       28,225      25,188
Interest, net                 2,370            1,865        6,360       5,144
                            -------          -------    ---------     -------
                            394,958          278,816    1,154,357     896,313
                            -------          -------    ---------     -------
Income before

   income taxes               8,294           14,233       51,786      54,431

Federal and state

  income taxes                3,085            5,337       19,264      20,411
                            -------          -------    ---------     -------
Net income                 $  5,209            8,896       32,522      34,020
                            -------          -------    ---------     -------

Earnings per common share

         Basic             $    .10              .17          .62         .65
                            -------          -------    ---------     -------
         Diluted           $    .10              .17          .62         .64
                            -------          -------    ---------     -------

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Dollars in Thousands)

                                                       Nine Months Ended
                                                          January 31,
                                                       2000          1999
                                                       ----          ----

         Cash flows from operations:

             Net income                               $ 32,522       34,020
             Adjustments to reconcile
                 net income to net cash
                 provided by operations:
                     Depreciation and amortization      28,225       25,188
                     Deferred income taxes               5,250        4,500
                     Changes in assets and liabilities:
                         Receivables                      (862)        (168)
                         Inventories                    (7,133)      (4,596)
                         Prepaid expenses               (1,229)        (256)
                         Accounts payable                5,866       (1,618)
                         Accrued expenses                  923        2,357
                         Income taxes payable           (2,457)       1,801
                     Other, net                          1,889        2,032
                                                         -----       ------
         Net cash provided by operations                62,994       63,260
                                                        ------       ------
         Cash flows from investing:

             Purchase of property and equipment        (83,486)     (75,234)
             Purchase of investments                    (2,747)      (1,295)
             Sale of investments                         5,596        4,552
                                                        ------       -------
         Net cash used in investing activities         (80,637)     (71,977)
                                                        ------       ------


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Dollars in Thousands)

                                   (continued)

                                                     Nine Months Ended
                                                        January 31,
                                                     2000            1999
                                                     ----            ----

         Cash flows from financing:

           Payments of long-term debt                 (7,963)       (4,325)
           Net activity of short-term debt            52,600        21,060
           Repurchase of Common Stock                (12,806)         ---
           Proceeds from exercise of stock
             options                                     347           992
           Payments of cash dividends                 (2,373)       (2,369)
                                                      ------        ------
         Net cash provided by
           financing activities                       29,805        15,358
                                                      ------        ------
         Net increase in cash
           and cash equivalents                       12,162         6,641
         Cash and cash equivalents at
           beginning of the year                       5,935         4,022
                                                      ------        ------
         Cash and cash equivalents at
           end of the quarter                        $18,097        10,663
                                                      ------        ------

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

     2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2000, and the results of operations for the three and nine months ended January 31, 2000 and 1999, and changes in cash flows for the nine months ended January 31, 2000 and 1999.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2000, the Company's ratio of current assets to current liabilities was .68 to 1. The ratio at January 31, 1999 and April 30, 1999 was .55 to 1 and .84 to 1, respectively. Management believes that the Company's current bank lines of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $266 (0.4%) in the nine months ended January 31, 2000 from the comparable period in the prior year, primarily as a result of a smaller net income and an increase in inventories being offset by an increase in depreciation and an increase in accounts payable. Cash flows from investing in the nine months ended January 31, 2000 decreased, primarily as a result of increased capital expenditures. Cash flows from financing increased primarily due to an increase in short- term debt, net of the repurchase of the Company's Common Stock. Cash flows used in investing activities in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2000, the Company expended $83,486 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $75,234 for the comparable period in the prior year. The Company anticipates expending approximately $95,000 in fiscal 2000 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and bank lines of credit.

     As of January 31, 2000, the Company had long-term debt of $114,652, consisting of $12,000 in principal amount of 7.70% Senior Notes , $30,000 in principal amount of 7.38% Senior Notes, $10,800 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $7,718 of mortgage notes payable, and $4,134 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double- wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,275 USTs, of which 1,956 are fiberglass and 319 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 1999 and 1998, the Company spent approximately $516 and $502, respectively, for assessments and remediation. During the nine months ended January 31, 2000, the Company expended approximately $359 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2000, approximately $4,600 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non- compliance with upgrade provisions or other applicable laws. The Company has accrued a liability at January 31, 2000 of approximately $500 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

         THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE
MONTHS ENDED JANUARY 31, 1999 (DOLLARS AND AMOUNTS IN THOUSANDS)

     Net sales for the  third  quarter  of fiscal  2000  increased  by  $110,468
(37.9%) over the comparable period in fiscal 1999. Retail gasoline sales increased by $80,175 (52.9%) as the number of gallons sold increased by 24,244 (14.2%) while the average retail price per gallon increased 11.3%. During this same period, retail sales of grocery and general merchandise increased by $26,262 (21.8%) due to the addition of 95 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 81.3% for the third quarter of fiscal 2000, compared to 75.1% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 7.2%) during the third quarter of fiscal 2000 from the third quarter of the prior year (12.5%) due to the increase in wholesale gasoline costs during the period. The gross profit margin per gallon also decreased (to $.0861) in the third quarter of fiscal 2000 from the comparable period in the prior year ($.1112). The gross profits on retail sales of grocery and general merchandise also decreased (to 37.2%) from the comparable period in the prior year (42.0%), primarily due to the increase in wholesale cigarette costs.

     Operating expenses as a percentage of net sales were 13.9% for the third quarter of fiscal 2000 compared to 16.9% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold.

     Net income decreased by $3,687 (41.4%). The decrease in net income wasattributable primarily to the decrease in the gross profit margins on retail gasoline sales and the decrease in the gross profit margins on retail sales of grocery and general merchandise.

         NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO NINE
MONTHS ENDED JANUARY 31, 1999 (DOLLARS AND AMOUNTS IN THOUSANDS)

     Net sales for the first nine months of fiscal 2000 increased by $255,598 (27%) over the comparable period in fiscal 1999. Retail gasoline sales increased by $165,559 (33.1%) as the number of gallons sold increased by 65,198 (12.5%) and the average retail price per gallon increased 18.3%. During this same period, retail sales of grocery and general merchandise increased by $78,524 (20.4%) due to the addition of 95 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 79.6% for the first nine months of fiscal 2000 compared to 76.4% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (to 8.3%) during the first nine months of fiscal 2000 from the comparable period in the prior year (11.3%) due to the increase in wholesale gasoline costs during the period. The gross profit margin per gallon also decreased in the first nine months of fiscal 2000 (to $.0946) from the comparable period in the prior year ($.1085). The gross profits on retail sales of grocery and general merchandise also decreased (to 38.3%) from the comparable period in the prior year (41%), primarily due to the increase in wholesale cigarette costs.

     Operating expenses as a percentage of net sales were 13.5% for the first nine months of fiscal 2000 compared to 15.1% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold.

     Net income decreased by $1,498 (4.4%). The decrease in net income was attributable primarily to the decrease in the gross profit margins on retail gasoline sales and the decrease in the gross profit margins on retail sales of grocery and general merchandise.

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

Item 5.           OTHER INFORMATION.

     On November 30, 1999, the Board of Directors of the Company approved a $30 million open-market share repurchase program to acquire shares of the Company's Common Stock. As of March 7, 2000, the Company had repurchased 2,910,100 shares of Common Stock at an average price of $9.18 per share under the repurchase program.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

         Exhibit
         No.                    Description
         ---------              ---------------

         4.2 Rights Agreement dated as of June 14, 1989 between Casey's General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent(a) and amendments thereto (b),
                                 (c),(d),(i),(j)

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

------------------------------

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

     (i) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

     (j) Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.

         (b) There were no Current Reports on Form 8-K filed by the Company during the fiscal quarter ended January 31, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASEY'S GENERAL STORES, INC.



Date:   March 9, 2000              By:  /s/ John G. Harmon
                                        ------------------------
                                        John G. Harmon
                                        Secretary/Treasurer
                                        (Authorized Officer and Principal
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