Form 10-K405
period 2000-04-30
CASEYS GENERAL STORES INC
filed 2000-07-27
CIK 726958

                                 United States

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-K405



                 Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                   For the Fiscal Year Ended April 30, 2000
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At the close of business on July 19, 2000, the Company had 49,457,762 shares of Common Stock, no par value, issued and outstanding. The aggregate market value of the 41,871,623 shares of Common Stock held by non-affiliates of the Company on that date was $502,459,476, based on a last reported sales price of $12.00 per share on said date.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

     1. Annual Report to shareholders for fiscal year ended April 30, 2000 (Items 5, 6, 7 and 8 of Part II and Item 14(a) of Part IV).

     2. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of shareholders to be held on September 15, 2000 (Items 10, 11, 12 and 13 of Part III).

                                    PART I

ITEM 1.  BUSINESS

The Company
-----------

     Casey's General Stores, Inc. ("Casey's") and its wholly-owned subsidiaries (Casey's, together with its Subsidiaries, shall be referred to herein as the "Company"), operate convenience stores under the name "Casey's General Store" in nine Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2000, there were a total of 1,246 Casey's General Stores in operation, of which 1,119 were operated by the Company ("Company Stores") and 127 stores were operated by franchisees ("Franchised Stores"). There were 84 Company Stores newly opened in fiscal 2000. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores.

     Approximately 66% of all Casey's General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 9% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours and quality of service.

     Casey's, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515/965-6100) was incorporated in Iowa in 1967. Two of the Company's subsidiaries, Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") also operate from the Corporate Headquarters facilities, and were incorporated in Iowa in March 1995.

General
-------

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

     The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 2000:

                             Company     Franchised
     State                   Stores      Stores        Total
     -----                   ------      ------        -----

     Iowa............         272          57           329
     Illinois........         315          23           338
     Indiana.........          32          -0-           32
     Kansas..........          96           3            99
     Minnesota.......          67          14            81
     Missouri........         244          22           266
     Nebraska........          52           7            59
     South Dakota....          27          -0-           27
     Wisconsin.......          14           1            15
            Total....       1,119 (90%)   127 (10%)   1,246 (100%)

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

     The following table shows the number of Company and Franchised Stores opened, closed, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:


                                                     Stores in
Fiscal Year         New                              Operation
  Ended             Stores    Closed    Converted    at End of
 April 30,          Opened    Stores    Stores       Period
----------          ------    ------    ---------    ----------

1996
    Company.....      65         6          1           801
    Franchised..       1         4         (1)          182
                      --        --                    -----
      Total.....      66        10                      983

1997
    Company.....      70         1          8           878
    Franchised..       1        11         (8)          164
                      --        --                    -----
      Total.....      71        12                    1,042

1998
    Company.....      75         7          0           946
    Franchised..       0         1         (0)          163
                      --        --                    -----
      Total.....      75         8                    1,109

1999
    Company.....      80         4          0         1,022
    Franchised..       1         3         (0)          161
                      --        --                    -----
      Total.....      81         7                    1,183

2000
    Company.....      84         4         17         1,119
    Franchised..       1        18        (17)          127
                      --        --                    -----
      Total.....      85        22                    1,246

     Six Company Stores were opened in May and June 2000 and 25 Company Stores were under construction at June 30, 2000. On June 30, 2000, the Company had purchased or had the right to purchase 47 additional store sites. All the stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 90 new or acquired Company Stores during fiscal 2001.

     The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. The Company converted 17 stores from Franchised Stores to Company Stores during fiscal 2000.

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

Corporate Subsidiaries
----------------------

     The Marketing Company and the Services Company were organized as Iowa corporations in March 1995, and both are wholly-owned subsidiaries of Casey's. Certain Casey's employees became employees of the Marketing Company or the Services Company on May 1, 1995, and both of those subsidiaries assumed certain responsibilities and functions formerly held by Casey's on that date.

     Casey's East Central, Inc., an Iowa corporation ("Casey's East Central"), was organized as a wholly-owned subsidiary of the Marketing Company in April 1999. At the same time, Casey's East Central and Casey's formed Casey's Enterprises, LLC, an Iowa limited liability company ("Casey's Enterprises") for the purpose of owning and operating Company Stores in the State of Indiana.

     Casey's now operates Company Stores in the States of Illinois, Kansas, Minnesota, Nebraska and South Dakota. Casey's also holds the rights to the Casey's trademark and trade name, and serves as franchisor in connection with the operation of Franchised Stores. The Marketing Company has responsibility for the operation of Company Stores in the States of Iowa, Missouri and Wisconsin. The Marketing Company also has responsibility for all Company wholesale operations, including the operation of the Casey's Distribution Center. Casey's East Central employs store personnel in Indiana who operate the convenience stores owned by Casey's Enterprises in that state. The Services Company provides a variety of construction and transportation services for all Company Stores. All of the foregoing subsidiaries utilize the Corporate Headquarters facility for their base of operations.

Store Operations
----------------

     Products Offered

     Each Casey's General Store typically carries approximately 1,800 food and non-food items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 85% of the stores offer beer. The non-food items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, ammunition and automotive products.

     All of the Casey's General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol offered by the stores generally are sold under the Casey's name, although some Franchised Stores sell gasoline under a major oil company brand name.

     It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in all Company Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. The Company also sells donuts, prepared on store premises, in approximately 99% of the stores as of April 30, 2000, as well as cookies, brownies and muffins, and is installing donut-making facilities in all newly constructed stores.

     The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 1,176 (94%) stores as of April 30, 2000. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, barbeque beef, tenderloin and chicken breast sandwiches, chicken tenders, breakfast croissants, hash browns, quarter-pound hamburgers and cheeseburgers and french fries.

     The pizza and other prepared food products are made on store premises with ingredients delivered from the Casey's Distribution Center. Pizza generally is available in three sizes with ten different toppings and is sold for take-out between the hours of 4:00 P.M. and 11:00 P.M. In addition, at selected store locations a luncheon menu consisting of pizza-by-the-slice and sandwiches is available.

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

     Management's decision to add snack center items, freshly prepared donuts and pizza to the Company's product selection reflects its strategy to promote high profit margin products that are compatible with convenience store operations. Although retail sales of non-gasoline items during the last three fiscal years have generated approximately 41% of the Company's retail sales, such sales resulted in approximately 74% of the Company's gross profits from retail sales. Gross profit margins for prepared foods items, which have averaged approximately 57% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 10% during such period.

     Store Design

     Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 2000, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $900,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, 500 square feet to storage and two large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes two to four islands of gasoline dispensers and storage tanks having a capacity of 20,000 to 30,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air conditioned and have modern refrigeration facilities. The store locations feature the Company's bright red and yellow pylon sign and facade, both of which display the name and service mark of the Company.

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

     Store Locations

     The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Approximately 66% of all stores operate in areas with populations of fewer than 5,000 persons, while approximately 9% of all stores are located in communities with populations exceeding 20,000 persons. Management believes that a Casey's General Store provides a service not otherwise available in small towns, and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company's store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey's General Store may operate profitably at a highway location in a community with a population of as few as 500 persons.

     Gasoline Operations
     -------------------

     Gasoline sales are an important part of the Company's sales and earnings. Approximately 57% of Casey's net sales for the year ended April 30, 2000 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 2000:



                                       Year Ended April 30,
                                       --------------------

                           2000                1999               1998
                           ----                ----               ----

Number of
 Gallons Sold           783,249,741         692,770,269        608,977,313

Total Retail
 Gasoline Sales        $934,455,675        $662,123,770       $671,942,031

  Percentage of
   Net Sales                   56.7%               52.9%              56.6%

  Gross Profit                  8.2%               11.0%               9.6%
   Percentage

Average Retail
 Price per Gallon      $       1.19        $       0.96       $       1.10

Average Gross Profit
 Margin per Gallon             9.84 cents         10.53 cents        10.64 cents

Average Number of
 Gallons Sold per
 Company Store *            734,262             706,550            668,670


_____________________________

* Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

     Retail prices of gasoline increased during the year ended April 30, 2000. The total number of gallons sold by the Company during this period also increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" herein. As a result of these conditions, total retail gasoline sales by the Company increased during the period, while the percentage of such sales to the Company's total net sales also increased.

     Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market (such as that experienced during the 2000 fiscal year) and price competition from other gasoline marketers. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company's earnings.

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

     Distribution and Wholesale Arrangements
     ---------------------------------------

     The Marketing Company supplies all Company Stores and over 90% of the Franchised Stores with groceries, food, health and beauty aids and general merchandise from the Casey's Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company's headquarters in Ankeny, and weekly shipments are made from the Casey's Distribution Center by 53 Company-owned delivery trucks. The Marketing Company charges Franchised Stores processing and shipping fees for each order filled by the Casey's Distribution Center. The efficient service area of the Casey's Distribution Center is approximately 500 miles, which encompasses all of the Company's existing and proposed stores.

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

     In fiscal 2000, the Company purchased directly from manufacturers approximately 90% of the food and non-food items sold from the Casey's Distribution Center. It is the Company's practice, with few exceptions, not to enter into contracts with any of the suppliers of products sold by Casey's General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

     Franchise Operations
     --------------------

     Casey's has franchised Casey's General Stores since 1970. In addition to generating income for Casey's, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey's.
Franchising also enabled Casey's to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and management currently expects to grant new franchises only to existing franchisees operating in states other than Iowa on a limited basis. See "BUSINESS - Government Regulation" herein. From April 30, 1983 to April 30, 2000, the percentage of Company Stores increased from 44% to 90%. From inception to April 30, 2000, the Company had converted 161 Franchised Stores to Company Stores by leasing or purchasing such stores.

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

     Personnel
     ---------

     On April 30, 2000, the Company had 4,999 full-time employees and 7,797 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

     The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Executive Officer of the Company, who is assisted by the Vice President of Store Operations. Reporting directly to the Vice President of Store Operations are three regional operations managers. Reporting directly to the regional managers are 20 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of eight supervisors. Each of the 158 supervisors in turn is responsible for the operations of approximately eight individual stores.

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

     As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than twenty-four years, one has been employed for more than twenty-eight years and one has been employed for more than thirty-two years.

     In addition to those three executive officers, the Company currently has a Senior Vice President, a Vice President and Chief Financial Officer, and Vice Presidents of Real

Estate-Store Development, Store Operations, Marketing, Transportation, Advertising, Human Resources, Information Systems and Support Services. The Company also has 37 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, transportation, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

     Competition
     -----------

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

     Service Marks
     -------------

     The name "Casey's General Store" and the service mark consisting of the Casey's design logo (with the words "Casey's General Store") are registered service marks of Casey's under federal law. Management believes that these service marks are of material importance in promoting and advertising the Company's business.

     Government Regulation
     ---------------------

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems, (ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,320 USTs of which 1,998 are fiberglass and 322 are
steel.   Management of the Company currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection to comply with the existing UST regulations has been completed. Additional regulations, or amendments to the existing UST regulations, could result in future expenditures.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2000 and 1999, the Company spent approximately $447,000 and $516,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 2000, approximately $4,700,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws.

The Company has accrued a liability at April 30, 2000, of approximately $200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

     As of April 30, 2000, Casey's was a party to 57 franchise agreements entered into with respect to Franchised Stores in the State of Iowa. Of that number, only two of the franchise agreements were entered into following the effective date of Chapter 523H (the "Covered Franchises"); the remainder were all entered into prior to July 1, 1992. Certain provisions of the Covered Franchises conflict with the provisions of Chapter 523H. As such, certain contractual provisions of the Covered Franchises, including those relating to transfer, termination or non-renewal and encroachment, may not be valid or enforceable under Chapter 523H.

     Chapter 523H was amended during the 1995 and 2000 legislative sessions, but several significant ambiguities and concerns remain. As a result, Casey's has determined not to grant any new Iowa franchises until further amending legislation is enacted or other favorable court rulings are rendered.
Management does not expect Chapter 523H to have a material effect on the Company's business.

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

     On April 30, 2000, Casey's owned the land at 1,059 locations and the buildings at 1,076 locations, and leased the land at 60 locations and the buildings at 43 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item is incorporated herein by reference from the section entitled "Common Stock Market Prices" set forth on page 32 of the Company's Annual Report to shareholders for the year ended April 30, 2000.

     The cash dividends declared by the Company during the periods indicated have been as follows:


                                     Cash Dividend
                                     Declared
                                     -------------

     Calendar 1998
     -------------
          First Quarter              $.015
          Second Quarter              .015
          Third Quarter               .015
          Fourth Quarter              .015
                                     -----
                                     $. 06

     Calendar 1999
     -------------
          First Quarter              $.015
          Second Quarter              .015
          Third Quarter               .015
          Fourth Quarter              .015
                                     -----
                                     $. 06

     Calendar 2000
     -------------
          First Quarter              $.015
          Second Quarter              .020

ITEM 6.   SELECTED FINANCIAL DATA

     The information required in response to this Item is incorporated herein by reference from the section entitled "Selected Financial Data" set forth on page 16 of the Company's Annual Report to shareholders for the year ended April 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required in response to this Item is incorporated herein by reference from pages 17 through 20 of the Company's Annual Report to shareholders for the year ended April 30, 2000.

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

    The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of April 30, 2000, would have an immaterial effect on the Company's pretax earnings. The Company also believes that an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of the Company's financial instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required in response to this Item is incorporated herein by reference from pages 21 through 31 of the Company's Annual Report to shareholders for the year ended April 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Directors," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2000 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 15, 2000, is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2000 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 15, 2000, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    That portion of the Company's definitive Proxy Statement appearing under the captions "Shares Outstanding" and "Voting Procedures," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2000 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 15, 2000, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    That portion of the Company's definitive Proxy Statement appearing under the caption "Other Information Relating to Directors and Executive Officers," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2000 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 15, 2000, is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Documents Filed
         ---------------

    The documents listed below are filed as a part of this Report on Form 10-K405 and are incorporated herein by reference:

    (1) The following consolidated financial statements, shown on pages 21 through 31 of the Company's Annual Report to shareholders for the year ended April 30, 2000:

    Consolidated Balance Sheets, April 30, 2000 and 1999
    Consolidated Statements of Income, Three Years Ended April 30, 2000 Consolidated Statements of Shareholders' Equity, Three Years
       Ended April 30, 2000
    Consolidated Statements of Cash Flows,
       Three Years Ended April 30, 2000
    Notes to Consolidated Financial Statements
    Independent Auditors' Report

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

(z) Incorporated by reference from the Current Report on Form 8-K filed November 10, 1997.

(aa) Incorporated by reference from the Current Report on Form 8-K filed April 12, 1998.

(bb) Incorporated by reference from the Current Report on Form 8-K filed July 28, 1998.

    (b)   Reports on Form 8-K
          -------------------

          On May 23, 2000, the Company filed a Form 8-K setting forth information with respect to the issuance on May 15, 2000 of $80,000,000 principal amount of 7.89% Senior Notes, Series 2000-A. There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 2000.

    (c)   Exhibits
          --------

    Exhibit
    Number              Document
    ------              --------

    3.1(a)     Restatement of the Restated and Amended Articles of Incorporation
               (x)
    3.2(a)     Restatement of Amended and Restated By-Laws (w)
    4.2        Rights Agreement between Casey's General Stores, Inc. and UMB
               Bank, n.a., as Rights Agent, relating to Common Share Purchase
               Rights (e) and amendments thereto (i), (p), (q), (cc), (dd)
    4.3        Note Agreement dated as of February 1, 1993 between Casey's
               General Stores, Inc. and Principal Mutual Life Insurance Company
               and Nippon Life Insurance Company of America (n) and First
               Amendment thereto (u)
    4.4        Note Agreement dated as of December 1, 1995 between Casey's
               General Stores, Inc. and Principal Mutual Life Insurance Company
               (u)
    4.5        Note Agreement dated as of December 1, 1997 among the Company and
               Principal Mutual Life Insurance Company, Nippon Life Insurance
               Company of America and TMG Life Insurance Company (y)
    4.6        Note Agreement dated as of April 15, 1999 among the Company and
               Principal Life Insurance Company and other purchasers of
               $50,000,000 Senior Notes, Series A through Series F (cc)
    4.7        Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of $80,000,000 in principal amount of 7.89%
               Senior Notes, Series 2000-A, due May 15, 2010 (ee)
    9          Voting Trust Agreement (a) and Amendment thereto (d)
    10.4(b)    Sixth Amended and Restated Casey's General Stores, Inc.
               Employees' Stock Ownership Plan and Trust Agreement (v)
    10.6       Lease Agreement between Casey's General Stores, Inc. and Broadway
               Distributing Company (a)
    10.8       Form of Franchise Agreement (a)
    10.9       Form of Store Lease Agreement (a)

    10.10      Form of Equipment Lease Agreement (a)
    10.16      Secured Promissory Note dated November 30, 1989 given to
               Principal Mutual Life Insurance Company (f)
    10.18      Commercial Note with Norwest Bank Iowa, N.A.(k)
    10.19      Casey's General Stores, Inc. 1991 Incentive Stock Option Plan (j)
               and amendment thereto (o)
    10.21(a)   Amended and Restated Employment Agreement with Donald F. Lamberti
               (z) and First Amendment thereto (aa)
    10.22(a)   Amended and Restated Employment Agreement with Ronald M. Lamb (z)
               and First Amendment thereto (aa)
    10.24(a)   Amended and Restated Employment Agreement with John G. Harmon (z)
    10.27      Non-Employee Directors' Stock Option Plan (s)
    10.28      Term Note with UMB Bank, n.a. (r)
    10.29      Form of "change of control" Employment Agreement (w)
    10.30      Non-Qualified Supplemental Executive Retirement Plan (z)
    10.31      Non-Qualified Supplemental Executive Retirement Plan Trust
               Agreement with UMB Bank, n.a. (z)
    10.32      Severance Agreement with Douglas K. Shull (bb)
    11         Statement regarding computation of earnings per share
    13         Consolidated Financial Statements from 2000 Annual Report
    21         Subsidiaries of Casey's General Stores, Inc.
    23.1       Consent of KPMG LLP
    27         Financial Data Schedule
    99         Cautionary Statement Relating to Forward-Looking Statements (w)

______________________________

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

(z) Incorporated by reference from the Current Report on Form 8-K filed November 10, 1997.

(aa) Incorporated by reference from the Current Report on Form 8-K filed April 2, 1998.

(bb) Incorporated by reference from the Current Report on Form 8-K filed July 28, 1998.

(cc) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

(dd) Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.

(ee) Incorporated by reference from the Current Report on Form 8-K filed May 23, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CASEY'S GENERAL STORES, INC.
                           (Registrant)



Date: July 10, 2000        By:  /s/ Ronald M. Lamb
                                ------------------
                                Ronald M. Lamb,
                                  Chief Executive Officer
                                  (Principal Executive Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 10, 2000        By:  /s/ Ronald M. Lamb
                                ------------------
                                Ronald M. Lamb
                                Chief Executive Officer, Director


Date: July 10, 2000        By:  /s/ Donald F. Lamberti
                                ----------------------
                                Donald F. Lamberti
                                Chairman of the Executive Committee,
                                Director

Date: July 10, 2000        By:  /s/ John G. Harmon
                                ------------------
                                John G. Harmon
                                Secretary/Treasurer, Director
                                (Principal Financial Officer and
                                Principal Accounting Officer)


Date: July 18, 2000        By:  /s/ Patricia Clare Sullivan
                                ---------------------------
                                Patricia Clare Sullivan
                                Director


Date: July 18, 2000        By:  /s/ Kenneth H. Haynie
                                ---------------------
                                Kenneth H. Haynie
                                Director


Date: July 13, 2000        By:  /s/ John R. Fitzgibbon
                                ----------------------
                                John R. Fitzgibbon
                                Director


Date: July 12, 2000        By:  /s/ Jack Taylor
                                ---------------
                                Jack P. Taylor
                                Director

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Description                             Page
-----------     -----------                             ----

11              Statement regarding computation
                of earnings per share

13              Consolidated Financial Statements from
                2000 Annual Report to shareholders
21              Subsidiaries of Casey's General
                Stores, Inc.

23.1            Consent of KPMG LLP

27              Financial Data Schedule