Form 10-Q
period 2000-07-31
CASEYS GENERAL STORES INC
filed 2000-09-08
CIK 726958

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Fiscal Quarter Ended July 31, 2000

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
YES    X     NO
     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, No Par Value                           49,466,762 shares
          (Class)                             (Outstanding at September 1, 2000)

                          CASEY'S GENERAL STORES, INC.

                                     INDEX

                                                             Page
PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements.

               Consolidated condensed balance sheets -
               July 31, 2000 and April 30, 2000              3

               Consolidated condensed statements
               of income - three months ended
               July 31, 2000 and 1999                        5

               Consolidated condensed statements of
               cash flows - three months ended
               July 31, 2000 and 1999                        6

               Notes to consolidated condensed
               financial statements                          8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                   9


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.                            13

     Item 6.   Exhibits and Reports on Form 8-K.             14

SIGNATURE                                                    16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Financial Statements.
          --------------------


                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                           July 31,   April 30,
                                             2000       2000
                                           --------   ---------
        ASSETS

Current assets:
    Cash and cash equivalents              $ 17,034     15,917
    Short-term investments                   27,104      7,925
    Receivables                               4,277      4,111
    Inventories                              49,730     41,363
    Prepaid expenses                          6,241      5,745
                                           --------    -------

        Total current assets                104,386     75,061
                                           --------    -------

Long-term investments                        10,812       --

Other assets                                  1,497      1,513

Property and equipment, net of
  accumulated depreciation
  July 31, 2000, $255,496
  April 30, 2000, $245,858                  565,112    546,991
                                           --------    -------

                                           $681,807    623,565
                                           ========    =======

See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                  (Continued)
                             (DOLLARS IN THOUSANDS)


    LIABILITIES AND SHAREHOLDERS' EQUITY

                                            July 31,  April 30,
                                              2000       2000
                                            --------  ---------
Current liabilities:
    Notes payable                           $    400     45,950
    Current maturities of
      long-term debt                           9,713      9,703
    Accounts payable                          58,543     60,959
    Accrued expenses                          25,084     21,948
    Income taxes payable                       9,905      2,091
                                            --------    -------

      Total current liabilities              103,645    140,651
                                            --------    -------

Long-term debt, net of
  current maturities                         191,433    112,896
                                            --------    -------

Deferred income taxes                         59,150     57,650
                                            --------    -------

Deferred compensation                          3,757      3,606
                                            --------    -------

Shareholders' equity
  Preferred stock, no par value                 --         --
  Common Stock, no par value                  38,006     37,930
  Retained earnings                          285,816    270,832
                                            --------    -------

Total shareholders' equity                   323,822    308,762
                                            --------    -------

                                            $681,807    623,565
                                            ========    =======

See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Three Months Ended
                                             July 31,
                                        ------------------
                                          2000      1999
                                        --------   -------
Net sales                               $528,891   387,194

Franchise revenue                          1,145     1,514
                                        --------   -------

                                         530,036   388,708
                                        --------   -------

Cost of goods sold                       428,062   302,702
Operating expenses                        63,892    51,580
Depreciation and
  amortization                            10,071     9,095
Interest, net                              2,971     2,002
                                        --------   -------

                                         504,996   365,379
                                        --------   -------

Income before income taxes                25,040    23,329


Federal and state
   income taxes                            9,315     8,678
                                        --------   -------

Net income                              $ 15,725    14,651
                                        ========   =======

Earnings per common share

                 Basic                  $    .32       .28
                                        ========   =======

                 Diluted                $    .32       .28
                                        ========   =======


See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                             Three Months Ended
                                                  July 31,
                                            -------------------
                                              2000       1999
                                            --------    -------
Cash flows from operations:
  Net income                                $ 15,725     14,651
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization           10,071      9,095
      Deferred income taxes                    1,500      1,750
      Changes in assets and liabilities:
         Receivables                            (166)      (513)
         Inventories                          (8,367)    (4,218)
         Prepaid expenses                       (496)      (107)
         Accounts payable                     (2,416)    11,008
         Accrued expenses                      3,136       (690)
         Income taxes payable                  7,814      6,678
      Other, net                                (110)       500
                                            --------    -------
Net cash provided by operations               26,691     38,154
                                            --------    -------

Cash flows from investing:
  Purchase of property and equipment         (28,453)   (27,151)
  Purchase of investments                    (34,190)    (2,748)
  Sale of investments                          4,737      1,620
                                            --------    -------
Net cash used in investing activities        (57,906)   (28,279)
                                            --------    -------

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)
                             (DOLLARS IN THOUSANDS)

                                                  Three Months Ended
                                                       July 31,
                                                  ------------------
                                                      2000     1999
                                                  --------   ------
Cash flows from financing:
  Proceeds from long-term debt                      80,000      --
  Payment of long-term debt                         (1,453)  (1,370)
  Net activity of short-term debt                  (45,550)  (4,500)
  Proceeds from exercise of stock options               76      182
  Payment of cash dividends                           (741)    (790)
                                                  --------   ------
Net cash provided by (used in)
  financing activities                              32,332   (6,478)
                                                  --------   ------
Net increase in cash and cash equivalents            1,117    3,397
Cash and cash equivalents at
  beginning of the period                           15,917    5,935
                                                  --------   ------
Cash and cash equivalents at end of the period    $ 17,034    9,332
                                                  ========   ======

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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2000, and the results of operations for the three months ended July 31, 2000 and 1999, and changes in cash flows for the three months ended July 31, 2000 and 1999.

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

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     Financial Condition and Results of Operations (Dollars in Thousands)
     --------------------------------------------------------------------

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2000, the Company's ratio of current assets to current liabilities was 1.01 to 1. The ratio at July 31, 1999 and April 30, 2000, was
 .84 to 1 and .53 to 1, respectively. Management believes that the Company's current bank lines of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $11,463 (30%) in the three months ended July 31, 2000 from the comparable period in the prior year, primarily as a result of an increase in inventories and a decrease in accounts payable. Cash flows from investing in the three months ended July 31, 2000 decreased primarily due to the increase in the purchase of investments. Cash flows from financing increased, primarily as a result of the proceeds from long-term debt exceeding the reduction of short-term debt. Cash flows in the future are expected to decrease as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2001, the Company expended $28,453 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $27,151 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 2001 for construction and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and bank lines of credit.

     As of July 31, 2000, the Company had long-term debt of $191,433, consisting of $10,500 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $10,800 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $6,900 of mortgage notes payable, and $3,233 of capital lease obligations.

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

     Interest on the 7.38% Senior Notes is payable semi-annually on the twenty-eighth day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Senior Notes mature on December 28, 2020, with prepayments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Senior Notes in whole or in part at any time in an amount not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and the purchaser of the 7.38% Senior Notes.

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

     Interest on the 7.89% Senior Notes, Series A, is payable semi-annually on the 15th day of May and November in each year, commencing November 15, 2000, and at maturity, at the rate of 7.89% per annum. The 7.89% Senior Notes mature on May 15, 2010, with prepayments of principal commencing on May 15, 2004 and on each May 15 thereafter to and including May 15, 2009, with the remaining principal payable at maturity on May 15, 2010. The Company may prepay the 7.89% Senior Notes in whole or in part at any time in an amount not less than $2,000 in the case of a partial prepayment at a redemption price calculated in accordance with the Note Purchase Agreement dated as of May 1, 2000 between the Company and the purchasers of the 7.89% Senior Notes.

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the 6-1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the above-described Senior Notes, a mortgage note and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, investments and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,369 USTs, of which 2,039 are fiberglass and 330 are steel.

Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2000 and 1999, the Company spent approximately $447 and $516, respectively, for assessments and remediation. During the three months ended July 31, 2000, the Company expended approximately $178 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2000, a total of approximately $4,800 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at July 31, 2000, of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Three Months Ended July 31, 2000 Compared to Three Months Ended
     ---------------------------------------------------------------
July 31, 1999 (Dollars in Thousands)
-------------

     Net sales for the first quarter of fiscal 2001 increased by $141,697 (36.6%) over the comparable period in fiscal 2000. Retail gasoline sales increased by $116,280 (56.3%) as the number of gallons sold increased by 16,213 (8.3%) while the average retail price per gallon increased 44.3%. During this same period, retail sales of grocery and general merchandise increased by $24,391 (15.6%) due to the addition of 104 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 80.9% for the first quarter of fiscal 2001, compared to 78.2% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 8.6%) during the first quarter of fiscal 2001 from the first quarter of the prior year (9.3%). However, the gross profit margin per gallon increased (to $.1308) in the first quarter of fiscal 2001 from the comparable period in the prior year ($.0986). The gross profits on retail sales of grocery and general merchandise also decreased (to 38.4%) from the comparable period in the prior year (39.1%).

     Operating expenses as a percentage of net sales were 12.1% for the first quarter of fiscal 2001 compared to 13.3% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold.

     Net income increased by $1,074 (7.3%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, an increase in the gross profit margin per gallon of gasoline sold, and an increased number of stores in operation for at least three years.

     Cautionary Statement
     --------------------

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

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.   Legal Proceedings
          -----------------

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

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

     Exhibit
     No.       Description
     -------   -----------

     3.2(a) Restatement of Amended and Restated Bylaws (h) and amendments thereof (l)

     4.2 Rights Agreement between Casey's General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent (a), and amendments thereto (b), (c), (d), (i), (j)

     4.3 Note Agreement dated as of February 1, 1993 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (e) and First Amendment thereto (f)

     4.4 Note Agreement dated as of December 1, 1995 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company
               (f)

     4.5 Note Agreement dated as of December 1, 1997 among the Company and Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America and TMG Life Insurance Company (g)

     4.6 Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (i)

     4.7 Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (k)

     11        Statement regarding computation of per share earnings

     27        Financial Data Schedule

     99        Cautionary Statement Relating to Forward-Looking Statements (h)

-------------------

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

(k) Incorporated by reference from the Current Report on Form 8-K filed May 23, 2000.

(l) Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CASEY'S GENERAL STORES, INC.



Date: September 5, 2000       By:   /s/ John G. Harmon
                                    ------------------
                                    John G. Harmon
                                    Secretary/Treasurer
                                    (Authorized Officer and Principal
                                    Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.          Description                        Page
-----------          -----------                        ----

  3.2(a)             Amendment to Amended and           18
                     Restated Bylaws

  11                 Statement regarding                20
                     computation of
                     per share earnings

  27                 Financial Data Schedule            21