Form 10-Q
period 2000-10-31
CASEYS GENERAL STORES INC
filed 2000-12-14
CIK 726958

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the Fiscal Quarter Ended October 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X     NO  _____
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value                     49,478,762 shares
            (Class)                       (Outstanding at December 5, 2000)

                         CASEY'S GENERAL STORES, INC.

                                     INDEX


                                                                           Page
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements.

          Consolidated condensed balance sheets -
          October 31, 2000 and April 30, 2000                                 2

          Consolidated condensed statements of
          income - three and six months ended
          October 31, 2000 and 1999                                           4

          Consolidated condensed statements of
          cash flows - six months ended
          October 31, 2000 and 1999                                           5

          Notes to consolidated condensed
          financial statements                                                6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                     7

     Item 3.  Quantitative and Qualitative Disclosure
              about Market Risk.                                             12


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.                                             13

     Item 4.  Submission of Matters to a Vote of
              Security Holders.                                              13

     Item 6.  Exhibits and Reports on Form 8-K.                              14

SIGNATURE                                                                    17

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Consolidated Financial Statements.
         ---------------------------------


                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)


                                          October 31,
                                             2000          April 30,
                                         (Unaudited)         2000
                                         -----------       --------
  ASSETS

Current assets:
  Cash and cash equivalents                $ 18,418         15,917
  Short-term investments                     30,361          7,925
  Receivables                                 4,155          4,111
  Inventories                                55,410         41,363
  Prepaid expenses                            6,200          5,745
                                           --------        -------

   Total current assets                     114,544         75,061

Long-term investments                         7,542          -----

Other assets                                  1,479          1,513

Property and equipment, net of
 accumulated depreciation
 October 31, 2000, $265,042
 April 30, 2000, $245,858                   572,520        546,991
                                           --------        -------

                                           $696,085        623,565
                                           ========        =======


See notes to consolidated condensed financial statements.

                CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Continued)
                            (Dollars in Thousands)

                                         October 31,
                                           2000        April 30,
                                        (Unaudited)      2000
                                        -----------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $  3,400      45,950
  Current maturities of
   long-term debt                            9,765       9,703
  Accounts payable                          59,515      60,959
  Accrued expenses                          25,059      21,948
  Income taxes payable                       7,075       2,091
                                          --------     -------

   Total current liabilities               104,814     140,651
                                          --------     -------

Long-term debt, net of
 current maturities                        189,921     112,896
                                          --------     -------

Deferred income taxes                       60,650      57,650
                                          --------     -------

Deferred compensation                        3,908       3,606
                                          --------     -------

Shareholders' equity:
 Preferred stock, no par value                ---         ---
 Common Stock, no par value                 38,138      37,930
 Retained earnings                         298,654     270,832
                                          --------     -------

   Total shareholders' equity              336,792     308,762
                                          --------     -------

                                          $696,085     623,565
                                          ========     =======


See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
               (Dollars in Thousands, except per share amounts)


                                 Three Months Ended    Six Months Ended
                                     October 31,          October 31,
                                 ------------------   ------------------
                                   2000       1999       2000     1999
                                 --------  ---------  ---------  -------
Net sales                        $495,708    412,752  1,024,599  799,946
Franchise revenue                     981      1,431      2,126    2,945
                                 --------  ---------  ---------  -------
                                  496,689    414,183  1,026,725  802,891
                                 --------  ---------  ---------  -------

Cost of goods sold                396,570    327,769    824,632  630,471
Operating expenses                 64,890     54,857    128,782  106,437
Depreciation and
 amortization                      10,321      9,406     20,392   18,501
Interest, net                       2,890      1,988      5,861    3,990
                                 --------  ---------  ---------  -------
                                  474,671    394,020    979,667  759,399
                                 --------  ---------  ---------  -------

                                   22,018     20,163     47,058   43,492

Federal and state
 income taxes                       8,190      7,501     17,505   16,179
                                 --------  ---------  ---------  -------

  Net income                     $ 13,828     12,662     29,553   27,313
                                 ========  =========  =========  =======

Earnings per common share

     Basic                       $    .28        .24        .60      .52
                                 ========  =========  =========  =======

     Diluted                     $    .28        .24        .60      .52
                                 ========  =========  =========  =======


See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)
                                                             Six Months Ended
                                                                October 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
 Cash flows from operations:
  Net income                                                 $ 29,553    27,313
  Adjustments to reconcile
   net income to net cash
   provided by operations:
    Depreciation and amortization                              20,392    18,501
    Deferred income taxes                                       3,000     3,500
    Changes in assets and liabilities:
     Receivables                                                  (44)     (844)
     Inventories                                              (14,047)   (4,757)
     Prepaid expenses                                            (455)     (142)
     Accounts payable                                          (1,444)   10,108
     Accrued expenses                                           3,111      (765)
     Income taxes payable                                       4,984     2,678
    Other, net                                                    721     1,511
                                                             --------   -------
 Net cash provided by operations                               45,771    57,103
                                                             --------   -------

 Cash flows from investing:
  Purchase of property and equipment                          (46,830)  (54,332)
  Purchase of investments                                     (34,190)   (2,747)
  Sale of investments                                           4,737     3,583
                                                             --------   -------
 Net cash used in investing activities                        (76,283)  (53,496)
                                                             --------   -------

 Cash flows from financing:
  Proceeds from long-term debt                                 80,000      ----
  Payments on long-term debt                                   (2,914)   (2,841)
  Net activity of short-term debt                             (42,550)    8,100
  Proceeds from exercise of stock options                         208       288
  Payment of cash dividends                                    (1,731)   (1,581)
                                                             --------   -------
 Net cash provided by financing activities                     33,013     3,966
                                                             --------   -------
 Net increase in cash and cash equivalents                      2,501     7,573
 Cash and cash equivalents at
  beginning of the period                                      15,917     5,935
                                                             --------   -------
 Cash and cash equivalents at end of the period              $ 18,418    13,508
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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2000, and the results of operations for the six and three months ended October 31, 2000 and 1999, and changes in cash flows for the six months ended October 31, 2000 and 1999.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2000, the Company's ratio of current assets to current liabilities was 1.09 to 1. The ratio at October 31, 1999 and April 30, 2000, was .81 to 1 and .53 to 1, respectively. Management believes that the Company's current bank lines of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $11,332 (19.8%) in the six months ended October 31, 2000 from the comparable period in the prior year, primarily as a result of a large increase in inventories due to higher wholesale gasoline costs and a small decrease in accounts payable. Cash flows from investing in the six months ended October 31, 2000 increased due to the increased purchase of investments. Cash flows from financing also increased, primarily due to the proceeds from long-term debt exceeding the pay down of the short-term debt. Cash used in investing activities is expected to increase as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2001, the Company expended $46,830 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $54,332 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 2001 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and bank lines of credit.

     As of October 31, 2000, the Company had long-term debt of $189,921, consisting of $9,750 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $10,800 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $6,445 of mortgage notes payable, and $2,926 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,401 USTs, of which 2,071 are fiberglass and 330 are steel.

     Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2000 and 1999, the Company spent approximately $447 and $516, respectively, for assessments and remediation. During the six months ended October 31, 2000, the Company expended approximately $387 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2000, approximately $4,900 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at October 31, 2000 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Three Months Ended October 31, 2000 Compared to Three Months Ended October
     --------------------------------------------------------------------------
31, 1999 (Dollars and Amounts in Thousands)
-------------------------------------------

     Net sales for the second quarter of fiscal 2001 increased by $82,956 (20.1%) over the comparable period in fiscal 2000. Retail gasoline sales increased by $67,094 (29.4%) as the number of gallons sold increased by 6,024 (3.0%) while the average retail price per gallon increased 25.6%. During this same period, retail sales of grocery and general merchandise increased by $17,991 (11.3%) due to the addition of 99 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 80.0% for the second quarter of fiscal 2001, compared to 79.4% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 8.1%) during the second quarter of fiscal 2001 from the second quarter of the prior year (8.6%) due to the increase in wholesale gasoline costs during the quarter. However, the gross profit margin per gallon increased (to $.1173) in the second quarter of fiscal 2001 from the comparable period in the prior year ($.0992). The gross profits on retail sales of grocery and general merchandise also increased (to 40.3%) from the comparable period in the prior year (38.5%), primarily due to the increase in the retail prices of selective products.

     Operating expenses as a percentage of net sales were 13.1% for the second quarter of fiscal 2001 compared to 13.3% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused by an increase in the average retail price per gallon of gasoline sold (25.6%).

     Net income increased by $1,166 (9.2%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, an increase in the gross profit margin per gallon of gasoline sold, an increase in the gross profits on retail sales of grocery and general merchandise, and an increased number of stores in operation for at least three years.

     Six Months Ended October 31, 2000 Compared to Six Months Ended October 31,
     --------------------------------------------------------------------------
1999 (Dollars and Amounts in Thousands)
---------------------------------------

     Net sales for the first six months of fiscal 2001 increased by $224,653 (28.1%) over the comparable period in fiscal 2000. Retail gasoline sales increased by $183,374 (42.2%) as the number of gallons sold increased by 22,237 (5.7%) and the average retail price per gallon increased 34.6%. During this same period, retail sales of grocery and general merchandise increased by $42,382 (13.4%) due to the addition of 99 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 80.5% for the first six months of fiscal 2001 compared to 78.8% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (to 8.3%) during the first six months of fiscal 2001 from the comparable period in the prior year (8.9%) due to the increase in wholesale gasoline costs during the period. However, the gross profit margin per gallon increased in the first six months of fiscal 2001 (to $.1242) from the comparable period in the prior year ($.0989). The gross profits on retail sales of grocery and general merchandise increased (to 39.3%) from the comparable period in the prior year (38.8%), primarily due to the increase in the retail prices of selective products.

     Operating expenses as a percentage of net sales were 12.6% for the first six months of fiscal 2001 compared to 13.3% during the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold (34.6%).

     Net income increased by $2,240 (8.2%). The increase in net income was attributable primarily to the increase in retail sales of grocery and general merchandise, an increase in the number of gallons of gasoline sold, an increase in the gross profit margin per gallon of gasoline sold, an increase in the gross profits on retail sales of grocery and general merchandise, and an increased number of stores in operation at least three years.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
          ----------------------------------------------------------

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

     At October 31, 2000, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

     The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of October 31, 2000 would have an immaterial effect on the Company's pretax earnings and on the fair value of those instruments.


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings.
          -----------------

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     At the Annual Meeting of shareholders held on September 15, 2000, seven directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

     The votes cast or withheld for each nominee were as follows:

                                                       Number of Shares
                                     Number of Shares  that Withheld
          Name                       Voting For        Authority
          ----                       ----------------  ----------------

          Donald F. Lamberti            43,450,820       617,218
          Ronald M. Lamb                39,768,813     4,299,225
          John G. Harmon                39,519,897     4,548,141
          John R. Fitzgibbon            43,638,121       429,917
          Patricia Clare Sullivan       43,500,691       567,347
          Kenneth H. Haynie             41,672,558     2,395,480
          John P. Taylor                43,639,458       428,580

     The 2000 Stock Option Plan also was approved at the Annual Meeting of shareholders, with the results being as follows:

     Number of Shares    Number of Shares  Number of Shares
     Voting For          Voting Against    that Abstained
     ------------------  ----------------  ----------------

     42,176,994          1,603,049         287,995


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

(k) Incorporated by reference from the Current Report on Form 8-K filed May 22, 2000.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CASEY'S GENERAL STORES, INC.



Date:   December 11, 2000     By:   /s/  John G. Harmon
                                    -------------------------------------
                                    John G. Harmon,
                                    Secretary/Treasurer
                                    (Authorized Officer and Principal Financial
                                      Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.         Description                                  Page
-----------         -----------                                  ----


     11             Statement regarding computation
                    of per share earnings                        19

     27             Financial Data Schedule                      21