Form 10-Q
period 2001-01-31
CASEYS GENERAL STORES INC
filed 2001-03-12
CIK 726958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended January 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO  _____
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value                             49,492,762 shares
         (Class)                             (Outstanding at March 5, 2001)

                         CASEY'S GENERAL STORES, INC.

                                     INDEX


                                                                        Page
PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated condensed balance sheets -
                  January 31, 2001 and April 30, 2000                     3

                  Consolidated condensed statements
                  of income - three and nine months ended
                  January 31, 2001 and 2000                               5

                  Consolidated condensed statements of
                  cash flows - nine months ended
                  January 31, 2001 and 2000                               6

                  Notes to consolidated condensed
                  financial statements                                    7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                              8

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                       13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                       14

         Item 6.  Exhibits and Reports on Form 8-K                        14

SIGNATURE                                                                 17

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Consolidated Financial Statements.
         ---------------------------------


                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)


                                           January 31,
                                              2001            April 30,
                                           (Unaudited)           2000
                                            ---------         -----------

         ASSETS

Current assets:
         Cash and cash equivalents            $  5,267          15,917
         Short-term investments                 29,630           7,925
         Receivables                             4,927           4,111
         Inventories                            60,515          41,363
         Prepaid expenses                        8,146           5,745
                                              --------         -------
                  Total current assets         108,485          75,061


Other assets                                     1,461           1,513

Property and equipment, net of
  accumulated depreciation
  January 31, 2001, $275,280
  April 30, 2000, $245,858                     580,713         546,991
                                              --------         -------
                                              $690,659         623,565
                                              ========         =======

See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Continued)
                            (Dollars in Thousands)

                                           January 31,
                                              2001         April 30,
                                           (Unaudited)        2000
                                            ---------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
           Notes payable                     $ 14,300        45,950
           Current maturities of
              long-term debt                    9,297         9,703
           Accounts payable                    51,476        60,959
           Accrued expenses                    24,623        21,948
           Income taxes payable                   ---         2,091
                                             --------       -------

           Total current liabilities           99,696       140,651
                                             --------       -------

Long-term debt, net of
  current maturities                          184,846       112,896
                                             --------       -------

Deferred income taxes                          62,150        57,650
                                             --------       -------

Deferred compensation                           4,059         3,606
                                             --------       -------
Shareholders' equity
  Preferred stock, no par value                   ---           ---
  Common Stock, no par value                   38,260        37,930
  Retained earnings                           301,648       270,832
                                             --------       -------

Total shareholders' equity                    339,908       308,762
                                             --------       -------

                                             $690,659       623,565
                                             ========       =======

See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
               (Dollars in Thousands, except per share amounts)

                               Three Months Ended      Nine Months Ended
                                  January 31,            January 31,
                             --------------------    -------------------
                              2001          2000      2001         2000
                             ------      --------    ------     --------

Net sales                   $ 437,004     402,029   1,461,603   1,201,975

Franchise revenue                 832       1,223       2,958       4,168
                            ---------     -------   ---------   ---------
                              437,836     403,252   1,464,561   1,206,143
                            ---------     -------   ---------   ---------
Cost of goods sold            352,903     326,806   1,177,535     957,277
Operating expenses             64,999      56,058     193,781     162,495
Depreciation and
  amortization                 10,473       9,724      30,865      28,225
Interest, net                   3,117       2,370       8,978       6,360
                            ---------     -------   ---------   ---------
                              431,492     394,958   1,411,159   1,154,357
                            ---------     -------   ---------   ---------
                                6,344       8,294      53,402      51,786

Federal and state
  income taxes                  2,361       3,085      19,866      19,264
                            ---------     -------   ---------   ---------

Net income                  $   3,983       5,209      33,536      32,522
                            =========     =======   =========   =========

Earnings per common share

         Basic              $     .08         .10         .68         .62
                            =========     =======   =========   =========

         Diluted            $     .08         .10         .68         .62
                            =========     =======   =========   =========

See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)
                                                       Nine Months Ended
                                                          January 31,
                                                       -----------------
                                                   2001                 2000
                                                   ----                 ----
Cash flows from operations:
    Net income                                   $ 33,536              32,522
    Adjustments to reconcile
        net income to net cash
        provided by operations:
            Depreciation and amortization          30,865              28,225
            Deferred income taxes                   4,500               5,250
            Changes in assets and liabilities:
                Receivables                          (816)               (862)
                Inventories                       (19,152)             (7,133)
                Prepaid expenses                   (2,401)             (1,229)
                Accounts payable                   (9,483)              5,866
                Accrued expenses                    2,675                 923
                Income taxes payable               (2,091)             (2,457)
            Other, net                              1,213               1,889
                                                  -------             -------
Net cash provided by operations                    38,846              62,994
                                                  -------             -------
Cash flows from investing:
    Purchase of property and equipment            (65,729)            (83,486)
    Purchase of investments                       (34,190)             (2,747)
    Sale of investments                            12,918               5,596
                                                  -------             -------
Net cash used in investing activities             (87,001)            (80,637)
                                                  -------             -------

 Cash flows from financing:
    Proceeds from long-term debt                   80,000                  --
    Payments of long-term debt                     (8,456)             (7,963)
    Net activity of short-term debt               (31,650)             52,600
    Repurchase of Common Stock                         --             (12,806)
    Proceeds from exercise of stock options           331                 347
    Payments of cash dividends                     (2,720)             (2,373)
                                                  -------             -------
 Net cash provided by financing activities         37,505              29,805
                                                  -------             -------
 Net (decrease) increase in cash
  and cash equivalents                            (10,650)             12,162
 Cash and cash equivalents at
    beginning of the year                          15,917               5,935
                                                  -------             -------
 Cash and cash equivalents at
    end of the quarter                           $  5,267              18,097
                                                  =======             =======

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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2001, and the results of operations for the three and nine months ended January 31, 2001 and 2000, and changes in cash flows for the nine months ended January 31, 2001 and 2000.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2001, the Company's ratio of current assets to current liabilities was 1.09 to 1. The ratio at January 31, 2000 and April 30, 2000 was .68 to 1 and .53 to 1, respectively. Management believes that the Company's current bank lines of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $24,148 (38.3%) in the nine months ended January 31, 2001 from the comparable period in the prior year, primarily as a result of a larger increase in inventories and a decrease in accounts payable. Cash flows from investing in the nine months ended January 31, 2001 decreased, primarily as a result of an increased purchase of investments. However, this result was partially offset by a decrease in capital expenditures. Cash flows from financing increased primarily due to the proceeds from the long-term debt exceeding the net paydown of the short-term debt and because there was no repurchase of the Company's Common Stock during the nine months ended January 31, 2001.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2001, the Company expended $65,729 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $83,486 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 2001 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and bank lines of credit.

     As of January 31, 2001, the Company had long-term debt of $184,846, consisting of $9,000 in principal amount of 7.70% Senior Notes , $30,000 in principal amount of 7.38% Senior Notes, $7,200 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $6,000 of mortgage notes payable, and $2,646 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The

Company currently has 2,424 USTs, of which 2,084 are fiberglass and 340 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2000 and 1999, the Company spent approximately $447 and $516, respectively, for assessments and remediation. During the nine months ended January 31, 2001, the Company expended approximately $689 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2001, approximately $5,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has accrued a liability at January 31, 2001 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Three Months Ended January 31, 2001 Compared to Three Months Ended January
     --------------------------------------------------------------------------
31, 2000 (Dollars and Amounts in Thousands)
-------------------------------------------

     Net sales for the third quarter of fiscal 2001 increased by $34,975 (8.7%) over the comparable period in fiscal 2000. Retail gasoline sales increased by $33,759 (14.6%) as the number of gallons sold decreased by 6,710 (3.4%) while the average retail price per gallon increased 18.7%. During this same period, retail sales of grocery and general merchandise increased by $5,853 (4.0%) due to the addition of 81 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 80.8% for the third quarter of fiscal 2001, compared to 81.3% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 8.2%) during the third quarter of fiscal 2001 from the third quarter of the prior year (7.2%) due to the gross profit margin per gallon increasing (to $.1152) from the comparable period in the prior year ($.0861). The gross profits on retail sales of grocery and general merchandise also increased (to 39.1%) from the comparable period in the prior year (37.2%), primarily due to the increase in the retail prices of selective products.

     Operating expenses as a percentage of net sales were 14.9% for the third quarter of fiscal 2001 compared to 13.9% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by increases in wages, utilities, bank charges, and snow removal costs.

     Net income decreased by $1,226 (23.5%). The decrease in net income was attributable primarily to the increase in the operating expenses and a decrease in the number of gallons of gasoline sold.

     Nine Months Ended January 31, 2001 Compared to Nine Months Ended January
     ------------------------------------------------------------------------
31, 2000 (Dollars and Amounts in Thousands)
-------------------------------------------

     Net sales for the first nine months of fiscal 2001 increased by $259,628 (21.6%) over the comparable period in fiscal 2000. Retail gasoline sales increased by $217,132 (32.6%) as the number of gallons sold increased by 15,527 (2.6%) and the average retail price per gallon increased 29.2%. During this same period, retail sales of grocery and general merchandise increased by $48,235 (10.4%) due to the addition of 81 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 80.6% for the first nine months of fiscal 2001 compared to 79.6% for the comparable period in the prior year due to total sales consisting of a larger percentage of retail gasoline sales (60.5%) than the comparable period in the prior year (55.4%). This result occurred while the gross profit margins on retail gasoline sales remained constant (8.3%) during the first nine months of fiscal 2001 with the comparable period in the prior year (8.3%) and while the gross profit margin per gallon increased (to $.1214) from the comparable period in the prior year ($.0946). The gross profits on retail sales of grocery and general merchandise also increased (to 39.2%) from the comparable period in the prior year (38.3%), primarily due to the increase in the retail prices of selective products.

     Operating expenses as a percentage of net sales were 13.3% for the first nine months of fiscal 2001 compared to 13.5% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold.

     Net income increased by $1,014 (3.1%). The increase in net income was attributable primarily to the increase in the gross profit margins on retail gasoline sales and the increase in the gross profit margins on retail sales of grocery and general merchandise.

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

     At January 31, 2001, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

     The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of January 1, 2001 would have an immaterial effect on the Company's pretax earnings and on the fair value of those instruments.


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

(i) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

(j) Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.

(k) Incorporated by reference from the Current Report on Form 8-K filed May 22, 2000.


     (b) There were no Current Reports on Form 8-K filed by the Company during the fiscal quarter ended January 31, 2001.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CASEY'S GENERAL STORES, INC.



Date:   March 5, 2001                   By:  /s/ John G. Harmon
                                             ------------------
                                             John G. Harmon
                                             Secretary/Treasurer
                                             (Authorized Officer and Principal
                                             Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.         Description                                       Page
-----------         -----------                                       ----

     11             Statement regarding
                    computation of
                    per share earnings