Form 10-Q
period 2001-07-31
CASEYS GENERAL STORES INC
filed 2001-09-14
CIK 726958

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended July 31, 2001

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

       Common Stock, No Par Value        49,514,762 shares
                (Class)                  (Outstanding at September 7, 2001)

                          CASEY'S GENERAL STORES, INC.

                                     INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements.

               Consolidated condensed balance sheets -
               July 31, 2001 and April 30, 2001                              3

               Consolidated condensed statements
               of income - three months ended
               July 31, 2001 and 2000                                        5

               Consolidated condensed statements of
               cash flows - three months ended
               July 31, 2001 and 2000                                        6

               Notes to consolidated condensed
               financial statements                                          8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                                   9

     Item 3.   Quantitative and Qualitative Disclosure
               about Market Risk.                                           13


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.                                           14

     Item 6.   Exhibits and Reports on Form 8-K.                            15

SIGNATURE                                                                   17

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.   Financial Statements.
          --------------------


                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (DOLLARS IN THOUSANDS)

                                   July 31,     April 30,
                                     2001         2001
                                   --------     ---------
           ASSETS

Current assets:
  Cash and cash equivalents        $ 15,419      22,958
  Short-term investments             13,666      18,225
  Receivables                         7,538       5,190
  Inventories                        64,431      51,772
  Prepaid expenses                    6,267       5,461
  Income tax receivable                 ---       3,287
                                   --------     -------

    Total current assets            107,321     106,893
                                   --------     -------

Other assets                          1,279       1,297

Property and equipment, net of
  accumulated depreciation
  July 31, 2001, $294,738
  April 30, 2001, $284,483          604,283     585,294
                                   --------     -------

                                   $712,883     693,484
                                   ========     =======

See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                  (Continued)
                            (DOLLARS IN THOUSANDS)

     LIABILITIES AND SHAREHOLDERS' EQUITY

                                              July 31,     April 30,
                                                2001         2001
                                              --------     ---------
Current liabilities:
   Notes payable                              $  3,300          ---
   Current maturities of
     long-term debt                              9,454        9,482
   Accounts payable                             67,823       67,735
   Accrued expenses                             25,360       24,824
   Income taxes payable                          3,265          ---
                                              --------      -------

     Total current liabilities                 109,202      102,041
                                              --------      -------

Long-term debt, net of current maturities      182,015      183,107
                                              --------      -------

Deferred income taxes                           65,150       63,650
                                              --------      -------

Deferred compensation                            4,252        4,210
                                              --------      -------

     Total liabilities                         360,619      353,008
                                              --------      -------

Shareholders' equity
  Preferred stock, no par value                    ---          ---
  Common Stock, no par value                    38,423       38,353
  Retained earnings                            313,841      302,123
                                              --------      -------

Total shareholders' equity                     352,264      340,476
                                              --------      -------

                                              $712,883      693,484
                                              ========      =======

See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                Three Months Ended
                                     July 31,
                                ------------------
                                   2001      2000
                               --------   --------

Net sales                      $578,923   528,891

Franchise revenue                   876     1,145
                               --------   -------

                                579,799   530,036
                               --------   -------

Cost of goods sold              473,877   428,062
Operating expenses               71,776    63,892
Depreciation and
  amortization                   10,807    10,071
Interest, net                     3,103     2,971
                               --------   -------

                                559,563   504,996
                               --------   -------

Income before income taxes       20,236    25,040


Federal and state
   income taxes                   7,528     9,315
                               --------   -------

Net income                     $ 12,708    15,725
                               ========   =======

Earnings per share

                 Basic             $.26       .32
                               ========   =======

                 Diluted           $.26       .32
                               ========   =======

See notes to consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (DOLLARS IN THOUSANDS)

                                            Three Months Ended
                                                  July 31,
                                            -------------------
                                               2001       2000
                                            --------    -------
Cash flows from operations:
  Net income                                $ 12,708     15,725
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization           10,807     10,071
      Deferred income taxes                    1,500      1,500
      Changes in assets and liabilities:
        Receivables                           (2,348)      (166)
        Inventories                          (12,659)    (8,367)
        Prepaid expenses                        (806)      (496)
        Accounts payable                          88     (2,416)
        Accrued expenses                         536      3,136
        Income taxes payable                   6,552      7,814
      Other, net                                 433       (110)
                                            --------    -------
Net cash provided by operations               16,811     26,691
                                            --------    -------

Cash flows from investing:
  Purchase of property and equipment         (29,721)   (28,453)
  Purchase of investments                        ---    (34,190)
  Sale of investments                          4,476      4,737
                                            --------    -------
Net cash used in investing activities        (25,245)   (57,906)


                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)
                            (DOLLARS IN THOUSANDS)

                                                       Three Months Ended
                                                            July 31,
                                                       -------------------
                                                         2001       2000
                                                       -------     -------
Cash flows from financing:
  Proceeds from long-term debt                              ---     80,000
  Payment of long-term debt                              (1,485)    (1,453)
  Net activity of short-term debt                         3,300    (45,550)
  Proceeds from exercise of stock options                    70         76
  Payment of cash dividends                                (990)      (741)
                                                        -------    -------
Net cash provided by
  financing activities                                      895     32,332
                                                        -------    -------
Net (decease) increase in cash and cash equivalents      (7,539)     1,117
Cash and cash equivalents at
  beginning of the period                                22,958     15,917
                                                        -------    -------
Cash and cash equivalents at end of the period          $15,419     17,034
                                                        =======    =======

               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                           Three Months Ended
                                               July 31,
                                           ------------------
                                            2001        2000
                                           ------       -----
Cash paid during the year for
 Interest, net of amount capitalized       $4,816       2,229

Noncash investing and financing activites
 Property and equipment acquired through
  an installment purchase                     365         ---

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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2001, and the results of operations for the three months ended July 31, 2001 and 2000, and changes in cash flows for the three months ended July 31, 2001 and 2000.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2001, the Company's ratio of current assets to current liabilities was .98 to 1. The ratio at July 31, 2000 and April 30, 2001, was
1.01 to 1 and 1.05 to 1, respectively. Management believes that the Company's current bank lines of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $9,880 (37%) in the three months ended July 31, 2001 from the comparable period in the prior year, primarily as a result of a larger increase in inventories and a decrease in net income. Cash flows from investing in the three months ended July 31, 2001 increased primarily due to the decrease in the purchase of investments. Cash flows from financing decreased, primarily as a result of the proceeds from long-term debt in the comparable period in the prior year.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2002, the Company expended $29,721 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $28,453 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 2002 for construction and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and bank lines of credit.

     As of July 31, 2001, the Company had long-term debt of $182,015, consisting of $7,500 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $7,200 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $5,405 of mortgage notes payable, and $1,910 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,474 USTs, of which 2,126 are fiberglass and 348 are steel.

Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2001 and 2000, the Company spent approximately $944 and $447, respectively, for assessments and remediation. During the three months ended July 31, 2001, the Company expended approximately $200 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2001, a total of approximately $5,300 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at July 31, 2001, of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Three Months Ended July 31, 2001 Compared to Three Months Ended July 31,
     ------------------------------------------------------------------------
2000 (Dollars in Thousands)
----

     Net sales for the first quarter of fiscal 2002 increased by $50,032 (9.5%) over the comparable period in fiscal 2001. Retail gasoline sales increased by $27,806 (8.6%) as the number of gallons sold increased by 27,148 (12.8%) while the average retail price per gallon decreased 3.7%. During this same period, retail sales of grocery and general merchandise increased by $26,357 (14.6%) due to the addition of 63 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 81.9% for the first quarter of fiscal 2002, compared to 80.9% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 6.3%) during the first quarter of fiscal 2002 from the first quarter of the prior year (8.6%). The gross profit margin per gallon also decreased (to $.093) in the first quarter of fiscal 2002 from the comparable period in the prior year ($.1308). However, the gross profits on retail sales of grocery and general merchandise increased (to 38.5%) from the comparable period in the prior year (38.4%).

     Operating expenses as a percentage of net sales were 12.4% for the first quarter of fiscal 2002 compared to 12.1% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income decreased by $3,017 (19.2%). The decrease in net income was attributable primarily to the decrease in the gross profit margin per gallon of gasoline sold.

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

     At July 31, 2001, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

     The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of July 1, 2001 would have an immaterial effect on the Company's pretax earnings and on the fair value of those instruments.

     On July 20, 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. Statement 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the fiscal year. The Company does not expect either of these Statements to have a material effect on their consolidated financial statements.


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

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

     Exhibit
     No.       Description
     -------   -----------

     4.2 Rights Agreement between Casey's General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent(a), and amendments thereto (b), (c), (d), (i), (j)

     4.3 Note Agreement dated as of February 1, 1993 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (e) and First Amendment thereto (f)

     4.4 Note Agreement dated as of December 1, 1995 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company
               (f)

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


                                    CASEY'S GENERAL STORES, INC.



Date: September 10, 2001            By:  /s/ John G. Harmon
                                         ---------------------------------
                                         John G.  Harmon
                                         Secretary/Treasurer
                                         (Authorized Officer and Principal
                                         Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                  Description                    Page
-----------                  -----------                    ----

  11                         Statement regarding             18
                             computation of
                             per share earnings