Form 10-Q
period 2001-10-31
CASEYS GENERAL STORES INC
filed 2001-12-12
CIK 726958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Quarter Ended October 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO  ____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, No Par Value                  49,542,862 shares
                 (Class)                   (Outstanding at November 30, 2001)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                      Page

PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements.

          Consolidated condensed balance sheets -
          October 31, 2001 and April 30, 2001                           2

          Consolidated condensed statements of
          income - three and six months ended
          October 31, 2001 and 2000                                     4

          Consolidated condensed statements of
          cash flows - six months ended
          October 31, 2001 and 2000                                     5

          Notes to consolidated condensed
          financial statements                                          7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                               8

     Item 3.  Quantitative and Qualitative Disclosure
              about Market Risk.                                       13


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.                                       14

     Item 4.  Submission of Matters to a Vote of
              Security Holders.                                        15

     Item 6.  Exhibits and Reports on Form 8-K.                        15

SIGNATURE                                                              18

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Consolidated Financial Statements.
         ---------------------------------

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                 October 31,
                                                     2001           April 30,
                                                 (Unaudited)           2001
                                                 -----------       -----------

         ASSETS

Current assets:
         Cash and cash equivalents                $  13,636            22,958
         Short-term investments                       5,827            18,225
         Receivables                                  5,168             5,190
         Inventories                                 63,914            51,772
         Prepaid expenses                             6,188             5,461
         Income tax receivable                           --             3,287
                                                   --------         ---------

                  Total current assets               94,733           106,893
                                                   --------         ---------

Other assets                                          1,261             1,297

Property and equipment, net of
  accumulated depreciation
  October 31, 2001, $305,457
  April 30, 2001, $284,483                          617,324           585,294
                                                   --------         ---------

                                                  $ 713,318           693,484
                                                   ========         =========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)
                             (Dollars in Thousands)

                                               October 31,
                                                  2001          April 30,
                                               (Unaudited)         2001
                                               -----------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current maturities of
           long-term debt                      $   9,405            9,482
         Accounts payable                         61,226           67,735
         Accrued expenses                         25,667           24,824
         Income taxes payable                      1,615              ---
                                               ---------        ---------

           Total current liabilities              97,913          102,041
                                               ---------        ---------

Long-term debt, net of current maturities        180,604          183,107
                                               ---------        ---------

Deferred income taxes                             66,650           63,650
                                               ---------        ---------

Deferred compensation                              4,295            4,210
                                               ---------        ---------

         Total liabilities                       349,462          353,008
                                               ---------        ---------

Shareholders' equity:
  Preferred stock, no par value                      ---              ---
  Common Stock, no par value                      38,613           38,353
  Retained earnings                              325,243          302,123
                                               ---------        ---------

           Total shareholders' equity            363,856          340,476
                                               ---------        ---------

                                               $ 713,318          693,484
                                               =========        =========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in Thousands, except per share amounts)


                              Three Months Ended            Six Months Ended
                                  October 31,                  October 31,
                          ------------------------     ------------------------
                              2001          2000          2001            2000
                          ----------    ----------     ----------    ----------

Net sales                 $  557,654       495,708      1,136,577     1,024,599
Franchise revenue                796           981          1,672         2,126
                          ----------    ----------     ----------    ----------
                             558,450       496,689      1,138,249     1,026,725
                          ----------    ----------     ----------    ----------

Cost of goods sold           452,379       396,570        926,256       824,632
Operating expenses            72,241        64,890        144,017       128,782
Depreciation and
  amortization                11,074        10,321         21,881        20,392
Interest, net                  3,024         2,890          6,127         5,861
                          ----------    ----------     ----------    ----------
                             538,718       474,671      1,098,281       979,667
                          ----------    ----------     ----------    ----------

                              19,732        22,018         39,968        47,058

Federal and state
  income taxes                 7,340         8,190         14,868        17,505
                          ----------    ----------     ----------    ----------

   Net income             $   12,392        13,828         25,100        29,553
                          ==========    ==========     ==========    ==========


Earnings per common share

         Basic            $      .25           .28            .51           .60
                          ==========    ==========     ==========    ==========

         Diluted          $      .25           .28            .51           .60
                          ==========    ==========     ==========    ==========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in Thousands)

                                                     Six Months Ended
                                                         October 31,
                                                --------------------------
                                                   2001              2000
                                                ----------       ---------
Cash flows from operations:
  Net income                                    $  25,100           29,553
  Adjustments to reconcile
    net income to net cash
    provided by operations:
      Depreciation and amortization                21,881           20,392
      Deferred income taxes                         3,000            3,000
      Changes in assets and liabilities:
        Receivables                                    22              (44)
        Inventories                               (12,142)         (14,047)
        Prepaid expenses                             (727)            (455)
        Accounts payable                           (6,509)          (1,444)
        Accrued expenses                              843            3,111
        Income taxes payable                        4,902            4,984
      Other, net                                      785              721
                                                ---------        ---------
Net cash provided by operations                    37,155           45,771
                                                ---------        ---------

Cash flows from investing:
  Purchase of property and equipment              (54,020)         (46,830)
  Purchase of investments                               -          (34,190)
  Sale of investments                              12,208            4,737
                                                ---------        ---------
Net cash used in investing activities             (41,812)         (76,283)
                                                ---------        ---------

Cash flows from financing:
  Proceeds from long-term debt                       ----           80,000
  Payments on long-term debt                       (2,945)          (2,914)
  Net activity of short-term debt                                  (42,550)
  Proceeds from exercise of stock options             260              208
  Payment of cash dividends                        (1,980)          (1,731)
                                                ---------        ---------
Net cash (used in) provided by financing
  activities                                       (4,665)          33,013
                                                ---------        ---------
Net (decrease) increase in cash and cash
  equivalents                                      (9,322)           2,501
Cash and cash equivalents at
  beginning of the period                          22,958           15,917
                                                ---------        ---------
Cash and cash equivalents at end of the period  $  13,636           18,418
                                                =========        =========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (Con't)
                             (Dollars in Thousands)

               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                             Six Months Ended
                                                                October 31,
                                                             ----------------

                                                          2001             2000
                                                          ----             ----

Cash paid during the year for
  Interest, net of amount capitalized                    $6,865           4,551
  Income taxes                                            7,490           9,521

Noncash investing and financing activities
  Property and equipment acquired through
    an installment purchase                                 365             ---




See notes to unaudited consolidated condensed financial statements.

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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2001, and the results of operations for the six and three months ended October 31, 2001 and 2000, and changes in cash flows for the six months ended October 31, 2001 and 2000.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2001, the Company's ratio of current assets to current liabilities was .97 to 1. The ratio at October 31, 2000 and April 30, 2001, was 1.09 to 1 and 1.05 to 1, respectively. Management believes that the Company's current bank lines of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations decreased $8,616 (18.8%) in the six months ended October 31, 2001 from the comparable period in the prior year, primarily as a result of a lower net income and a larger decrease in accounts payable. Cash flows from investing in the six months ended October 31, 2001 decreased due to no purchases of investments. Cash flows from financing also decreased, primarily due to the proceeds from long-term debt exceeding the pay down of the short-term debt in the comparable period of the prior year. Cash used in investing activities is expected to increase as a result of the anticipated growth in capital expenditures.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2002, the Company expended $54,020 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $46,830 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 2002 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, existing cash and short-term investments and bank lines of credit.

     As of October 31, 2001, the Company had long-term debt of $180,604, consisting of $6,750 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $7,200 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $4,920 of mortgage notes payable, and $1,734 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,521 USTs, of which 2,175 are fiberglass and 346 are steel.

Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2001 and 2000, the Company spent approximately $944 and $447, respectively, for assessments and remediation. During the six months ended October 31, 2001, the Company expended approximately $348 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2001, approximately $5,400 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at October 31, 2001 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Three Months Ended October 31, 2001 Compared to Three Months Ended October
     --------------------------------------------------------------------------
31, 2000 (Dollars and Amounts in Thousands)
-------------------------------------------

     Net sales for the second quarter of fiscal 2002 increased by $61,946 (12.5%) over the comparable period in fiscal 2001. Retail gasoline sales increased by $37,477 (12.7%) as the number of gallons sold increased by 36,622 (18%) while the average retail price per gallon decreased 4.5%. During this same period, retail sales of grocery and general merchandise increased by $27,535 (15.5%) due to the addition of 58 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 81.1% for the second quarter of fiscal 2002, compared to 80.0% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 8.0%) during the second quarter of fiscal 2002 from the second quarter of the prior year (8.1%). The gross profit margin per gallon also decreased (to $.1107) in the second quarter of fiscal 2002 from the comparable period in the prior year ($.1173). The gross profits on retail sales of grocery and general merchandise also decreased (to 36.5%) from the comparable period in the prior year (40.3%) due primarily to the dominance of cigarettes in our business mix, competitive pricing and the discounting of products phased out as part of our recent store resets.

     Operating expenses as a percentage of net sales were 13% for the second quarter of fiscal 2002 compared to 13.1% for the comparable period in the prior year. The slight decrease in operating expenses as a percentage of net sales was caused by an increase in retail sales of grocery and general merchandise and an increase in the number of gallons of gasoline sold. However, these increases were partially offset by the decrease in the average retail price per gallon of gasoline sold (4.5%).

     Net income decreased by $1,436 (10.4%). The decrease in net income was attributable primarily to the decrease in the gross profit margin per gallon of gasoline sold and the decrease in the gross profits on retail sales of grocery and general merchandise.

     Six Months Ended October 31, 2001 Compared to Six Months Ended October 31,
     --------------------------------------------------------------------------
2000 (Dollars and Amounts in Thousands)
---------------------------------------

     Net sales for the first six months of fiscal 2002 increased by $111,978 (10.9%) over the comparable period in fiscal 2001. Retail gasoline sales increased by $65,284 (10.6%) as the number of gallons sold increased by 63,770 (15.4%) and the average retail price per gallon decreased 4.2%. During this same period, retail sales of grocery and general merchandise increased by $53,892 (15%) due to the addition of 58 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 81.5% for the first six months of fiscal 2002 compared to 80.5% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (to 7.1%) during the first six months of fiscal 2002 from the comparable period in the prior year (8.3%). The gross profit margin per gallon also decreased in the first six months of fiscal 2002 (to $.1019) from the comparable period in the prior year ($.1242). The gross profits on retail sales of grocery and general merchandise also decreased (to 37.5%) from the comparable period in the prior year (39.3%) due primarily to the dominance of cigarettes in our business mix, competitive pricing and the discounting of products phased out as part of our recent store resets.

     Operating expenses as a percentage of net sales were 12.7% for the first six months of fiscal 2002 compared to 12.6% during the comparable period in the prior year. The slight increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold (4.2%). However, this decrease was partially offset by an increase in retail sales of grocery and general merchandise and an increase in the number of gallons of gasoline sold.

     Net income decreased by $4,453 (15.1%). The decrease in net income was attributable primarily to the decrease in the gross profit margin per gallon of gasoline sold and the decrease in the gross profits on retail sales of grocery and general merchandise.

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

     At October 31, 2001, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

     The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of October 31, 2001 would have an immaterial effect on the Company's pretax earnings and on the fair value of those instruments.

     On July 20, 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. Statement 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the fiscal year. The Company does not expect either of these Statements to have a material effect on their consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supercedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (Statement 121). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending July 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     At the Annual Meeting of shareholders held on September 21, 2001, seven directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

     The votes cast or withheld for each nominee were as follows:

                                                             Number of Shares
                                     Number of Shares        that Withheld
         Name                        Voting For              Authority
         ----                        ----------------        ----------------

         Donald F. Lamberti            43,046,349            2,270,092
         Ronald M. Lamb                36,251,481            9,064,960
         John G. Harmon                36,878,084            8,438,357
         John R. Fitzgibbon            43,865,709            1,450,732
         Patricia Clare Sullivan       43,869,252            1,447,189
         Kenneth H. Haynie             40,519,088            4,797,353
         John P. Taylor                43,891,742            1,424,699


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

__________________

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

(b) There were no reports on Form 8-K filed during the quarter ended October 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CASEY'S GENERAL STORES, INC.



Date: December 4, 2001           By: /s/ John G. Harmon
                                     ------------------
                                     John G. Harmon,
                                     Secretary/Treasurer
                                     (Authorized Officer and Principal Financial
                                     Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.      Description                                 Page
-----------       -----------                                 ----

     11          Statement regarding computation
                 of per share earnings                       19