Form 10-Q
period 2002-01-31
CASEYS GENERAL STORES INC
filed 2002-03-13
CIK 726958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended January 31, 2002

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

  Common Stock, No Par Value                    49,615,362 shares
            (Class)                             (Outstanding at March 4, 2002)

                          CASEY'S GENERAL STORES, INC.
                                      INDEX

                                                                    Page
PART I - FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements.

               Consolidated condensed balance sheets -
               January 31, 2002 and April 30, 2001                     3

               Consolidated condensed statements
               of income - three and nine months ended
               January 31, 2002 and 2001                               5

               Consolidated condensed statements of
               cash flows - nine months ended
               January 31, 2002 and 2001                               6

               Notes to consolidated condensed
               financial statements                                    8

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                             9

      Item 3.  Quantitative and Qualitative Disclosure
               about Market Risk.                                     15

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.                                     16

      Item 6.  Exhibits and Reports on Form 8-K.                      16

SIGNATURE                                                             19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Consolidated Financial Statements.
         ---------------------------------


         CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED BALANCE SHEETS
         (Dollars in Thousands)

                                                       January 31,
                                                          2002         April 30,
                                                       (Unaudited)       2001
                                                       -----------     ---------

         ASSETS

Current assets:
         Cash and cash equivalents                       $  2,066         22,958
         Short-term investments                                11         18,225
         Receivables                                        4,255          5,190
         Inventories                                       65,315         51,772
         Prepaid expenses                                   6,197          5,461
         Income tax receivable                              2,284          3,287
                                                         --------       --------

                  Total current assets                     80,128        106,893
                                                         --------       --------


Other assets                                                1,243          1,297

Property and equipment, net of
  accumulated depreciation
  January 31, 2002, $314,865
  April 30, 2001, $284,483                                625,756        585,294
                                                         --------       --------

                                                         $707,127        693,484
                                                         ========       ========


See notes to unaudited consolidated condensed financial statements.

                 CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)

                             (Dollars in Thousands)

                                                        January 31,
                                                           2002        April 30,
                                                        (Unaudited)       2001
                                                        -----------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                        $  4,400            --
     Current maturities of
        long-term debt                                       9,351         9,482
     Accounts payable                                       54,492        67,735
     Accrued expenses                                       25,087        24,824
                                                          --------      --------

     Total current liabilities                              93,330       102,041
                                                          --------      --------

Long-term debt, net of current maturities                  175,581       183,107
                                                          --------      --------

Deferred income taxes                                       68,150        63,650
                                                          --------      --------

Deferred compensation                                        4,338         4,210
                                                          --------      --------

     Total liabilities                                     341,399       353,008
                                                          --------      --------

Shareholders' equity
  Preferred stock, no par value                                 --            --
  Common Stock, no par value                                39,207        38,353
  Retained earnings                                        326,521       302,123
                                                          --------      --------

Total shareholders' equity                                 365,728       340,476
                                                          --------      --------

                                                          $707,127       693,484
                                                          ========      ========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in Thousands, except per share amounts)


                                    Three Months Ended       Nine Months Ended
                                        January 31,              January 31,
                                   ---------------------   ---------------------
                                      2002       2001        2002        2001
                                   ---------   ---------   ---------   ---------


Net sales                          $ 453,507     437,004   1,590,084   1,461,603
Franchise revenue                        725         832       2,397       2,958
                                   ---------   ---------   ---------   ---------
                                     454,232     437,836   1,592,481   1,464,561
                                   ---------   ---------   ---------   ---------

Cost of goods sold                   365,248     352,903   1,291,504   1,177,535
Operating expenses                    70,851      64,999     214,868     193,781
Depreciation and
  amortization                        11,315      10,473      33,196      30,865
Interest, net                          3,205       3,117       9,332       8,978
                                   ---------   ---------   ---------   ---------
                                     450,619     431,492   1,548,900   1,411,159
                                   ---------   ---------   ---------   ---------

Income before
  income taxes                         3,613       6,344      43,581      53,402

Federal and state
  income taxes                         1,344       2,361      16,212      19,866
                                   ---------   ---------   ---------   ---------

Net income                         $   2,269       3,983      27,369      33,536
                                   =========   =========   =========   =========

Earnings per common share

         Basic                     $     .05         .08         .55         .68
                                   =========   =========   =========   =========

         Diluted                   $     .05         .08         .55         .68
                                   =========   =========   =========   =========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                 Nine Months Ended
                                                                    January 31,
                                                                 -----------------
                                                               2002            2001
                                                             --------        --------
         Cash flows from operations:
             Net income                                      $ 27,369          33,536
             Adjustments to reconcile
                 net income to net cash
                 provided by operations:
                     Depreciation and amortization             33,196          30,865
                     Deferred income taxes                      4,500           4,500
                     Changes in assets and liabilities:
                         Receivables                              935            (816)
                         Inventories                          (13,543)        (19,152)
                         Prepaid expenses                        (736)         (2,401)
                         Accounts payable                     (13,243)         (9,483)
                         Accrued expenses                         263           2,675
                         Income taxes                           1,003          (2,091)
                     Other, net                                 1,523           1,213
                                                             --------         -------
         Net cash provided by operations                       41,267          38,846
                                                             --------         -------

         Cash flows from investing:
             Purchase of property and equipment               (74,282)        (65,729)
             Purchase of investments                             ----         (34,190)
             Sale of investments                               17,862          12,918
                                                             --------         -------
         Net cash used in investing activities                (56,420)        (87,001)
                                                             --------         -------

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)
                             (Dollars in Thousands)

                                                                                   Nine Months Ended
                                                                                       January 31,
                                                                                   -----------------
                                                                           2002                       2001
                                                                         --------                  ---------
          Cash flows from financing:
             Proceeds from long-term debt                                 ----                       80,000
             Payments of long-term debt                                 (8,022)                      (8,456)
             Net activity of short-term debt                             4,400                      (31,650)
             Proceeds from exercise of stock options                       854                          331
             Payments of cash dividends                                 (2,971)                      (2,720)
                                                                      --------                    ---------
          Net cash provided by (used in)
             financing activities                                       (5,739)                      37,505
                                                                      --------                    ---------
          Net decrease in cash and cash equivalents                    (20,892)                     (10,650)
          Cash and cash equivalents at
             beginning of the year                                      22,958                       15,917
                                                                      --------                    ---------
          Cash and cash equivalents at
             end of the period                                        $  2,066                        5,267
                                                                      ========                    =========




               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                                                 Nine Months Ended
                                                                                     January 31,
                                                                                 ------------------
                                                                           2002                   2001
                                                                         --------               ---------
Cash paid during the year for
  Interest, net of amount capitalized                                   $  11,481                   9,561
  Income taxes                                                             11,233                  19,388

Noncash investing and financing activities
  Property and equipment acquired through
    an installment purchase                                                   365                     ---

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

     (Unaudited)

1. The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2002, and the results of operations for the three and nine months ended January 31, 2002 and 2001, and changes in cash flows for the nine months ended January 31, 2002 and 2001.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2002, the Company's ratio of current assets to current liabilities was .86 to 1. The ratio at January 31, 2001 and April 30, 2001 was 1.09 to 1 and 1.05 to 1, respectively. Management believes that the Company's current bank line of credit of $35,000, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $2,421 (6.2%) in the nine months ended January 31, 2002 from the comparable period in the prior year, primarily as a result of a larger increase in inventories and a larger decrease in accounts payable. Cash flows used in investing in the nine months ended January 31, 2002 decreased, primarily as a result of an increased sale of investments and no purchases of investments. However, this result was partially offset by an increase in capital expenditures. Cash used in investing activities is expected to increase as a result of the anticipated growth in capital expenditures. Cash flows from financing also decreased, primarily due to the proceeds from the long-term debt in the comparable period of the prior year.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2002, the Company expended $74,282 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $65,729 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 2002 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, and the bank line of credit.

     As of January 31, 2002, the Company had long-term debt of $175,581, consisting of $6,000 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $3,600 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $4,425 of mortgage notes payable, and $1,556 of capital lease obligations.

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

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of 6-1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the above-described Senior Notes, a mortgage note, and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,535 USTs, of which 2,191 are fiberglass and 344 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2001 and 2000, the Company spent approximately $944 and $447, respectively, for assessments and remediation. During the nine months ended January 31, 2002, the Company expended approximately $517 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2002, approximately $5,500 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has accrued a liability at January 31, 2002 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Three Months Ended January 31, 2002 Compared to Three Months Ended January
     --------------------------------------------------------------------------
31, 2001 (Dollars and Amounts in Thousands)
-------------------------------------------

     Net sales for the third quarter of fiscal 2002 increased by $16,503 (3.8%) over the comparable period in fiscal 2001. Retail gasoline sales decreased by $17,931 (6.8%) as the number of gallons sold increased by 47,100 (25.0%) while the average retail price per gallon decreased 25.4%. During this same period, retail sales of grocery and general merchandise increased by $37,089 (24.3%) due to the addition of 66 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 80.5% for the third quarter of fiscal 2002, compared to 80.8% for the comparable period in the prior year due to total sales consisting of a smaller percentage of retail gasoline sales (54.6%) than the comparable period in the prior year (60.8%). The gross profit margins on retail gasoline sales decreased (to 7.6%) during the third quarter of fiscal 2002 from the third quarter of the prior year (8.2%) due to the gross profit margin per gallon decreasing (to $.08) from the comparable period in the prior year ($.1152). The gross profits on retail sales of grocery and general merchandise also decreased (to 34.8%) from the comparable period in the prior year (39.1%), primarily due to a more competitive retail environment.

     Operating expenses as a percentage of net sales were 15.6% for the third quarter of fiscal 2002 compared to 14.9% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income decreased by $1,714 (43%). The decrease in net income was attributable primarily to the decrease in the gross profit margins on retail gasoline sales and the decrease in the gross profit margins on retail sales of grocery and general merchandise.

     Nine Months Ended January 31, 2002 Compared to Nine Months Ended
     ----------------------------------------------------------------

January 31, 2001 (Dollars and Amounts in Thousands)
--------------------------------------------------

     Net sales for the first nine months of fiscal 2002 increased by $128,481 (8.8%) over the comparable period in fiscal 2001. Retail gasoline sales increased by $47,352 (5.4%) as the number of gallons sold increased by 110,870 (18.4%) while the average retail price per gallon decreased 11%. During this same period, retail sales of grocery and general merchandise increased by $90,981 (17.8%) due to the addition of 66 new Company stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 81.2% for the first nine months of fiscal 2002 compared to 80.6% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (to 7.3%) during the first nine months of fiscal 2002 from the comparable period in the prior year (8.3%) due to the gross profit margin per gallon decreasing (to $.0947) from the comparable period in the prior year ($.1214). The gross profits on retail sales of grocery and general merchandise also decreased (to 36.6%) from the comparable period in the prior year (39.2%), primarily due to a more competitive retail environment.

     Operating expenses as a percentage of net sales were 13.5% for the first nine months of fiscal 2002 compared to 13.3% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income decreased by $6,167 (18.4%). The decrease in net income was attributable primarily to the decrease in the gross profit margins on retail gasoline sales and the decrease in the gross profit margins on retail sales of grocery and general merchandise.

     Other Matters
     -------------

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

     At January 31, 2002, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

     The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of January 1, 2002 would have an immaterial effect on the Company's pretax earnings and on the fair value of those instruments.

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

(i) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

(j) Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.

(k) Incorporated by reference from the Current Report on Form 8-K filed May 22, 2000.

          (b) On January 3, 2002, the Company filed a Current Report on Form 8-K relating to the amendment of its insider trading policy. As disclosed therein, the purpose of the amendment was to permit Company officers and other insiders to enter into trading plans or arrangements for systematic trading of the Company's Common Stock under SEC Rule 15b5-1.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CASEY'S GENERAL STORES, INC.



Date: March 11, 2002                        By: John G. Harmon
                                                ---------------
                                                John G. Harmon
                                                Secretary/Treasurer
                                                (Authorized Officer and
                                                Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                  Description                                Page
-----------                  -----------                                ----

     11                      Statement regarding
                             computation of
                             per share earnings