Form 10-K
period 2002-04-30
CASEYS GENERAL STORES INC
filed 2002-07-26
CIK 726958

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K405

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 30, 2002
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At the close of business on July 19, 2002, the Company had 49,626,062 shares of Common Stock, no par value, issued and outstanding. The aggregate market value of the 43,618,219 shares of Common Stock held by non-affiliates of the Company on that date was $436,182,190, based on a last reported sales price of $10.00 per share on said date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

     1. Annual Report to shareholders for fiscal year ended April 30, 2002 (Items 5, 6, 7 and 8 of Part II and Item 14(a) of Part IV).

     2. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of shareholders to be held on September 20, 2002 (Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM 1.  BUSINESS

The Company

     Casey's General Stores, Inc. ("Casey's") and its wholly-owned subsidiaries (Casey's, together with its subsidiaries, shall be referred to herein as the "Company"), operate convenience stores under the name "Casey's General Store" in nine Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2002, there were a total of 1,334 Casey's General Stores in operation, of which 1,258 were operated by the Company ("Company Stores") and 76 stores were operated by franchisees ("Franchised Stores"). There were 50 Company Stores newly constructed in fiscal 2002 and two Company Stores purchased. There were also two Franchised Stores newly opened in fiscal 2002. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores.

     Approximately 63% of all Casey's General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 11% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours and quality of service.

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

     In each of the past two fiscal years, the Company derived over 96% of its gross profits from retail sales by Company Stores. It also derives income from continuing monthly royalties based on sales by Franchised Stores, wholesale sales to Franchised Stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. Sales at Casey's General Stores historically have been strongest during the Company's first and second quarters and relatively weaker during its fourth quarter. In the warmer months of the year (which comprise the Company's first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks and ice. Due to the continuing emphasis on higher-margin, freshly prepared food items, however, Casey's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

     The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 2002:

                                Company              Franchised
     State                      Stores               Stores            Total
     -----                      ------               ------            -----

     Iowa .................        306               39                  345
     Illinois .............        349               16                  365
     Indiana ..............         53                0                   53
     Kansas ...............        103                1                  104
     Minnesota ............         82                7                   89
     Missouri .............        263                8                  271
     Nebraska .............         56                4                   60
     South Dakota .........         32                0                   32
     Wisconsin ............         14                1                   15
        Total .............      1,258 (94%) 76 (6%)              1,334 (100%)

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

         The following table shows the number of Company and Franchised Stores opened, closed, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:


                                                                   Stores in
Fiscal Year                      New                               Operation
  Ended                          Stores   Closed   Converted       at End of
 April 30,                       Opened   Stores   Stores          Period
-----------                      ------   ------   ---------       ---------

1998

    Company .............           75         7           0             946
    Franchised ..........            0         1          (0)            163
                                    --        --                       -----
         Total ..........           75         8                       1,109

1999

    Company .............           80         4           0           1,022
    Franchised ..........            1         3          (0)            161
                                    --        --                       -----
         Total ..........           81         7                       1,183

2000

    Company .............           84         4          17           1,119
    Franchised ..........            1        18         (17)            127
                                    --        --                       -----
         Total ..........           85        22                       1,246

2001

    Company .............           45         2          29           1,191
    Franchised ..........            0         3         (29)             95
                                    --        --                       -----
         Total ..........           45         5                       1,286

2002

    Company .............           52         6          21           1,258
    Franchised ..........            2         0         (21)             76
                                    --        --                       -----
         Total ..........           54         6                       1,334

         Two Company Stores were opened in May and June 2002 and 14 Company Stores were under construction at June 30, 2002. On June 30, 2002, the Company had purchased or had the right to purchase 26 additional store sites. All the stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 15 new Company Stores during fiscal 2003.

         The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. See "BUSINESS - Franchise Operations" herein. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. The Company converted 21 stores from Franchised Stores to Company Stores during fiscal 2002.

         Management believes that its current market area presents substantial opportunities for continued growth, and the Company intends to concentrate its expansion efforts in this area before pursuing expansion in other geographic markets. In the opinion of management, the Casey's Distribution Center in Ankeny, Iowa can adequately supply the general merchandise requirements of up to 450 additional stores.

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

         It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in all Company Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. The Company also sells donuts, prepared on store premises, in approximately 99% of the stores as of April 30, 2002, as well as cookies, brownies, danish, cinnamon rolls and muffins, and is installing donut-making facilities in all newly constructed stores.

         The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 1,290 (97%) stores as of April 30, 2002. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, tenderloin, sausage and chicken breast sandwiches, barbeque rib sandwich, chicken tenders, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers and potato wedges.

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

         Management's decision to add snack center items, freshly prepared donuts and pizza to the Company's product selection reflects its strategy to promote high profit margin products that are compatible with convenience store operations. Although retail sales of non-gasoline items during the last three fiscal years have generated approximately 38% of the Company's retail sales, such sales resulted in approximately 75% of the Company's gross profits from retail sales. Gross profit margins for prepared foods items, which have averaged approximately 56% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 8% during such period.

         Store Design

         Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 2002, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $1,000,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, 500 square feet to storage and two large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes three or four islands of gasoline dispensers and storage tanks having a capacity of 24,000 to 30,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air conditioned and have modern refrigeration facilities. The store locations feature the Company's bright red and yellow pylon sign and facade, both of which display the name and service mark of the Company.

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

         Store Locations

         The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Approximately 63% of all stores operate in areas with populations of fewer than 5,000 persons, while approximately 11% of all stores are located in communities with populations exceeding 20,000 persons. Management believes that a Casey's General Store provides a service not otherwise available in small towns, and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company's store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey's General Store may operate profitably at a highway location in a community with a population of as few as 500 persons.

     Gasoline Operations

     Gasoline sales are an important part of the Company's sales and earnings. Approximately 58% of Casey's net sales for the year ended April 30, 2002 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 2002:

                                      Year Ended April 30,
                                      -------------------

                                    2002                  2001                2000
                                    ----                  ----                ----
Number of
 Gallons Sold                   927,537,778           799,973,969         783,249,741

Total Retail
 Gasoline Sales              $1,191,157,369        $1,163,025,929        $934,455,675

Percentage of
 Net Sales                            58.0%                  60.5%               56.7%

Gross Profit                           7.5%                   7.6%                8.2%
 Percentage

Average Retail
 Price per Gallon            $        1.28         $         1.45        $       1.19

Average Gross Profit
 Margin per Gallon                    9.62(cents)           11.06(cents)        9.84(cents)

Average Number of
 Gallons Sold per
 Company Store *                   755,355                692,124             734,262

______________________________

* Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

     Retail prices of gasoline decreased during the year ended April 30, 2002. The total number of gallons sold by the Company during this period increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" herein. As a result of these conditions, total retail gasoline sales by the Company increased during the period, while the percentage of such sales to the Company's total net sales decreased.

     Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market and price competition from other gasoline marketers. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company's earnings.

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

     Distribution and Wholesale Arrangements

     The Marketing Company supplies all Company Stores and all Franchised Stores with groceries, food, health and beauty aids and general merchandise from the Casey's Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company's headquarters in Ankeny, and weekly shipments are made from the Casey's Distribution Center by 50 Company-owned delivery trucks. The Marketing Company charges Franchised Stores processing and shipping fees for each order filled by the Casey's Distribution Center. The efficient service area of the Casey's Distribution Center is approximately 500 miles, which encompasses all of the Company's existing and proposed stores.

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

     In fiscal 2002, the Company purchased directly from manufacturers approximately 90% of the food and non-food items sold from the Casey's Distribution Center. It is the Company's practice, with few exceptions, not to enter into contracts with any of the suppliers of products sold by Casey's General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

     Franchise Operations

     Casey's has franchised Casey's General Stores since 1970. In addition to generating income for Casey's, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey's. Franchising also enabled Casey's to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and in recent years management generally has granted new franchises only to existing franchisees operating in states other than Iowa on a limited basis. From April 30, 1983 to April 30, 2002, the percentage of Company Stores increased from 44% to 94%. From inception to April 30, 2002, the Company had converted 211 Franchised Stores to Company Stores by leasing or purchasing such stores. As of April 30, 2002, there were a total of 42 franchisees operating 76 Franchised Stores. The Company subsequently entered into agreements with two franchisees to purchase three of the remaining 76 Franchised Stores, in transactions scheduled for consummation prior to June 30, 2002. See "BUSINESS - General" herein.

     On June 6, 2002, the Company offered, in a letter sent to 30 of the remaining franchisees, to enter into discussions concerning the Company's possible acquisition of all Franchised Stores owned and operated by each such franchisee. (A total of 56 Franchised Stores are owned and operated by the 30 franchisees contacted by the Company). In each instance, the Company provided the franchisee with the Company's estimate of the fair market value of the affected Franchised Stores and described generally the Company's expectations concerning the negotiation and terms of a purchase agreement between the Company and the franchisee for the indicated Franchised Stores. The Company has received inquiries from several of such franchisees concerning its proposal, and expects to conduct discussions with a number of franchisees in the coming weeks. There can be no assurance that such discussions will result in the Company's acquisition of additional Franchised Stores from one or more of such franchisees, or that the Company will be able to acquire any particular Franchised Stores on terms favorable to the Company. The Company currently plans to finance any such acquisitions through funds generated by operations.

     All franchisees currently pay Casey's a royalty fee equal to 3% of gross receipts derived from total store sales excluding gasoline, subject to a minimum monthly royalty of $300. Casey's currently assesses a royalty fee of $.018 per gallon on gasoline sales, although it has discretion to increase this amount to 3% of retail gasoline sales. In addition, franchisees pay Casey's a sign and facade rental fee. The franchise agreements do not authorize Casey's to establish the prices to be charged by franchisees. Further, except with respect to certain supplies and items provided in connection with the opening of each store, each franchisee has unlimited authority to purchase supplies and inventory from any supplier, provided the products meet the Company's quality standards. Franchise agreements typically contain a non-competition clause that restricts the franchisee's ability to operate a convenience-style store in that area for a period of two or three years following termination of the agreement.

     Personnel

     On April 30, 2002, the Company had 5,723 full-time employees and 8,825 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

     The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Operating Officer of the Company, who is assisted by the Senior Vice President of Store Operations. Reporting directly to the Senior Vice President of Store Operations are five regional operations managers. Reporting directly to the regional managers are 27 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of six supervisors. Each of the 158 supervisors in turn is responsible for the operations of approximately eight individual stores.

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

     As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than twenty-six years, one has been employed for more than thirty years and one has been employed for more than thirty-four years.

     In addition to those three executive officers, the Company currently has a Senior Vice President and Chief Operating Officer, a Senior Vice President of Operations, a Vice President and Chief Financial Officer, and Vice Presidents of Real Estate-Store Development, Marketing, Transportation, Advertising, Food Service, Human Resources, Information Systems and Support Services. The Company also has 39 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, transportation, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

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

     Government Regulation

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems, (ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,565 USTs of which 2,218 are fiberglass and 347 are steel. Management of the Company currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection to comply with the existing UST regulations has been completed. Additional regulations, or amendments to the existing UST regulations, could result in future expenditures.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2002 and 2001, the Company spent approximately $757,000 and $944,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 2002, approximately $5,700,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has accrued a liability at April 30, 2002, of approximately $200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     The Federal Trade Commission and some states, including Iowa, have adopted laws regulating franchise operations. Existing laws generally require certain disclosures and/or registration in connection with the sale of the franchises, and regulate certain aspects of the relationship with franchisees, such as rights of termination, renewal and transfer. Management does not believe that the existing state registration and disclosure requirements, the federal disclosure requirements, or the state laws regulating the contractual relationship with franchisees have a material effect on the Company's operations.

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

     On April 30, 2002, Casey's owned the land at 1,209 locations and the buildings at 1,222 locations, and leased the land at 49 locations and the buildings at 36 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item is incorporated herein by reference from the section entitled "INVESTOR INFORMATION - Common Stock Market Prices" set forth on page 31 of the Company's Annual Report to shareholders for the year ended April 30, 2002.

     The cash dividends declared by the Company during the periods indicated have been as follows:

                                                     Cash Dividend
                                                     Declared
                                                     -------------

         Calendar 2000
         -------------
                  First Quarter                       $.015
                  Second Quarter                       .020
                  Third Quarter                        .020
                  Fourth Quarter                       .020
                                                       ----
                                                      $.075

         Calendar 2001
         -------------
                  First Quarter                       $.020
                  Second Quarter                       .020
                  Third Quarter                        .020
                  Fourth Quarter                       .020
                                                       ----
                                                      $.080

         Calendar 2002
         -------------
                  First Quarter                       $.020
                  Second Quarter                       .025

ITEM 6.  SELECTED FINANCIAL DATA

     The information required in response to this Item is incorporated herein by reference from the section entitled "FINANCIAL INFORMATION - Selected Financial Data" set forth on page 16 of the Company's Annual Report to shareholders for the year ended April 30, 2002

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in response to this Item is incorporated herein by reference from pages 17 through 21 of the Company's Annual Report to shareholders for the year ended April 30, 2002.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company's cash balances and cash generated from operations and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors described in the Cautionary Statement Relating to Forward_Looking Statements included as Exhibit 99 to the Form 10-Q for the fiscal quarter ended January 31, 1997.

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

     The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of April 30, 2002, would have an immaterial effect on the Company's pretax earnings. The Company also believes that an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of the Company's financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this Item is incorporated herein by reference from pages 22 through 30 of the Company's Annual Report to shareholders for the year ended April 30, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Directors," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2002 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 20, 2002, is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2002 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 20, 2002, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     That portion of the Company's definitive Proxy Statement appearing under the captions "Shares Outstanding" and "Voting Procedures," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2002 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 20, 2002, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of the Company's definitive Proxy Statement appearing under the caption "Other Information Relating to Directors and Executive Officers," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2002 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 20, 2002, is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed

     The documents listed below are filed as a part of this Report on Form 10-K405 and are incorporated herein by reference:

     (1) The following consolidated financial statements, shown on pages 22 through 30 of the Company's Annual Report to shareholders for the year ended April 30, 2002:

     Consolidated Balance Sheets, April 30, 2002 and 2001
     Consolidated Statements of Income, Three Years Ended April 30, 2002 Consolidated Statements of Shareholders' Equity, Three Years
          Ended April 30, 2002
     Consolidated Statements of Cash Flows,
          Three Years Ended April 30, 2002
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

     (2) The management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K405 pursuant to
            Item 14(c), consisting of the following:

            Exhibit Number           Document
            --------------           --------

            10.4(c)                  Seventh Amended and Restated
                                     Casey's General Stores, Inc.
                                     Employees' Stock Ownership
                                     Plan and Trust Agreement

            10.19                    Casey's General Stores, Inc.
                                     1991 Incentive Stock Option
                                     Plan (j) and amendment
                                     thereto (o)

            10.21(a)                 Amended and Restated
                                     Employment Agreement with
                                     Donald F. Lamberti (z) and First
                                     Amendment thereto (aa)

            10.22(a)                 Amended and Restated
                                     Employment Agreement with
                                     Ronald M. Lamb (z) and First
                                     Amendment thereto (aa)

            10.24(a)                 Amended and Restated
                                     Employment Agreement with
                                     John G. Harmon (z) and First
                                     Amendment thereto (ii)

            10.30                 Non-Qualified Supplemental Executive
                                  Retirement Plan (z)

            10.31 Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (z)

            10.32                 Severance Agreement with Douglas K. Shull (bb)

            10.33                 Casey's General Stores, Inc.
                                  2000 Stock Option Plan (ii)

______________________

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

(z) Incorporated by reference from the Current Report on Form 8-K filed November 10, 1997.

(aa) Incorporated by reference from the Current Report on Form 8-K filed April 12, 1998.

(bb) Incorporated by reference from the Current Report on Form 8-K filed July 28, 1998.

(ii) Incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001.

        (b)     Reports on Form 8-K

                There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 2002.

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

        10.4(c)     Seventh Amended and Restated Casey's General Stores, Inc.
                    Employees' Stock Ownership Plan and Trust Agreement
        10.6        Lease Agreement between Casey's General Stores, Inc. and
                    Broadway Distributing Company (a)
        10.8        Form of Franchise Agreement (a)
        10.9        Form of Store Lease Agreement (a)
        10.10       Form of Equipment Lease Agreement (a)
        10.16       Secured Promissory Note dated November 30, 1989 given to
                    Principal Mutual Life Insurance Company (f)
        10.18       Commercial Note with Norwest Bank Iowa, N.A.(k)
        10.19       Casey's General Stores, Inc. 1991 Incentive Stock Option
                    Plan (j) and amendment thereto (o)
        10.21(a)    Amended and Restated Employment Agreement with Donald F.
                    Lamberti (z) and First Amendment thereto (aa)
        10.22(a)    Amended and Restated Employment Agreement with Ronald M.
                    Lamb (z) and First Amendment thereto (aa)
        10.24(a)    Amended and Restated Employment Agreement with John G.
                    Harmon (z) and First Amendment thereto (ii)
        10.27       Non-Employee Directors' Stock Option Plan (s)
        10.28       Term Note and Master Note with UMB Bank, n.a. (dd)
        10.29       Form of "change of control" Employment Agreement (w)
        10.30       Non-Qualified Supplemental Executive Retirement Plan (z)
        10.31       Non-Qualified Supplemental Executive Retirement Plan Trust
                    Agreement with UMB Bank, n.a. (z)
        10.32       Severance Agreement with Douglas K. Shull (bb)
        10.33       Casey's General Stores, Inc. 2000 Stock Option Plan (ii)
        11          Statement regarding computation of earnings per share
                    (included in Exhibit 13)
        13          Consolidated Financial Statements from 2002 Annual Report
        21          Subsidiaries of Casey's General Stores, Inc. (gg)
        23.1        Consent of KPMG LLP
        99          Cautionary Statement Relating to Forward-Looking Statements
                    (w)

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

(ii) Incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CASEY'S GENERAL STORES, INC.
                                        (Registrant)



Date:  July 23, 2002                    By: /s/ Ronald M. Lamb
                                            ---------------------------------
                                            Ronald M. Lamb,
                                            Chief Executive Officer
                                            (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 23, 2002                    By: /s/ Ronald M. Lamb
                                            ---------------------------------
                                            Ronald M. Lamb
                                            Chief Executive Officer, Director


Date:  July 23, 2002                    By: /s/ Donald F. Lamberti
                                            ----------------------
                                            Donald F. Lamberti
                                            Chairman of the Executive Committee,
                                            Director

Date:  July 23, 2002                By:    /s/ John G. Harmon
                                           -------------------------------------
                                           John G. Harmon
                                           Secretary/Treasurer, Director
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Date:  July 23, 2002                By:    /s/ Patricia Clare Sullivan
                                           -------------------------------------
                                           Patricia Clare Sullivan
                                           Director


Date:  July 23, 2002                By:    /s/ Kenneth H. Haynie
                                           -------------------------------------
                                           Kenneth H. Haynie
                                           Director


Date:  July 23, 2002                By:    /s/ John R. Fitzgibbon
                                           -------------------------------------
                                           John R. Fitzgibbon
                                           Director


Date:  July 23, 2002                By:    /s/ Jack P. Taylor
                                           -------------------------------------
                                           Jack P. Taylor
                                           Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.          Description                                          Page
-----------          -----------                                          ----

9                    Amendment to Voting Trust Agreement

10.4(c)              Seventh Amended and Restated Casey's
                     General Stores, Inc. Employees' Stock
                     Ownership Plan and Trust Agreement

13                   Consolidated Financial Statements from
                     2002 Annual Report to shareholders

23.1                 Consent of KPMG LLP