Form 10-Q
period 2002-07-31
CASEYS GENERAL STORES INC
filed 2002-09-12
CIK 726958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Quarter Ended July 31, 2002

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

  Common Stock, No Par Value                  49,638,562 shares
          (Class)                             (Outstanding at September 5, 2002)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements.

              Consolidated condensed balance sheets -
              July 31, 2002 and April 30, 2002                            3

              Consolidated condensed statements
              of income - three months ended
              July 31, 2002 and 2001                                      5

              Consolidated condensed statements of
              cash flows - three months ended
              July 31, 2002 and 2001                                      6

              Notes to consolidated condensed
              financial statements                                        8

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                 9

     Item 3.  Quantitative and Qualitative Disclosure
              about Market Risk.                                          13

     Item 4.  Controls and Procedures.                                    14

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.                                          14

     Item 6.  Exhibits and Reports on Form 8-K.                           15

SIGNATURE                                                                 17

CERTIFICATIONS                                                            17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                       July 31,        April 30,
                                                        2002            2002
                                                      ---------       ---------

      ASSETS

Current assets:
  Cash and cash equivalents                           $ 23,868           18,946
  Short-term investments                                    10               10
  Receivables                                            5,366            5,127
  Inventories                                           67,716           60,498
  Prepaid expenses                                       4,097            3,816
  Income tax receivable                                   ----            9,222
                                                      --------         --------

    Total current assets                               101,057           97,619
                                                      --------         --------

Other assets                                               973              992

Property and equipment, net of
 accumulated depreciation
 July 31, 2002, $335,364
 April 30, 2002, $324,936                              641,929          636,644
                                                      --------         --------

                                                      $743,959          735,255
                                                      ========         ========

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)
                             (DOLLARS IN THOUSANDS)

     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       July 31,   April 30,
                                                         2002       2002
                                                      ---------  ----------

Current liabilities:
  Notes payable                                        $    ---      5,275
  Current maturities of long-term debt                    9,662      9,648
  Accounts payable                                       67,084     69,912
  Accrued expenses                                       28,203     27,238
  Income taxes payable                                    4,114        ---
                                                       --------   --------

    Total current liabilities                           109,063    112,073
                                                       --------   --------

Long-term debt, net of current maturities               172,531    173,797

Deferred income taxes                                    77,786     75,786

Deferred compensation                                     4,398      4,380
                                                       --------   --------

    Total liabilities                                   363,778    366,036
                                                       --------   --------

Shareholders' equity
  Preferred stock, no par value                             ---        ---
  Common Stock, no par value                             39,573     39,562
  Retained earnings                                     340,608    329,657
                                                       --------   --------

Total shareholders' equity                              380,181    369,219
                                                       --------   --------

                                                       $743,959    735,255
                                                       ========   ========

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended
                                                    July 31,
                                           --------------------------
                                              2002             2001
                                            --------         --------

Net sales                                   $550,497          573,835

Franchise revenue                                708              876
                                            --------         --------

                                             551,205          574,711
                                            --------         --------

Cost of goods sold                           443,909          473,392
Operating expenses                            72,897           67,173
Depreciation and amortization                 11,635           10,807
Interest, net                                  3,351            3,103
                                            --------         --------

                                             531,792          554,475
                                            --------         --------

Income before income taxes                    19,413           20,236


Federal and state income taxes                 7,222            7,528
                                            --------         --------

Net income                                  $ 12,191           12,708
                                            ========         ========

Earnings per share

                 Basic                      $    .25              .26
                                            ========         ========

                 Diluted                    $    .25              .26
                                            ========         ========

See notes to consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                          Three Months Ended
                                                               July 31,
                                                        ----------------------
                                                           2002         2001
                                                        ---------      -------

Cash flows from operations:
  Net income                                            $ 12,191         12,708
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation and amortization                       11,635         10,807
      Deferred income taxes                                2,000          1,500
      Changes in assets and liabilities:
         Receivables                                        (239)        (2,348)
         Inventories                                      (7,218)       (12,659)
         Prepaid expenses                                   (281)          (806)
         Accounts payable                                 (2,828)            88
         Accrued expenses                                    965            536
         Income taxes payable                             13,336          6,552
      Other, net                                             919            433
                                                        --------       --------
Net cash provided by operations                           30,480         16,811
                                                        --------       --------
Cash flows from investing:
  Purchase of property and equipment                     (17,553)       (29,721)
  Sale of investments                                        ---          4,476
                                                        --------       --------
Net cash used in investing activities                    (17,553)       (25,245)
                                                        --------       --------

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)
                             (DOLLARS IN THOUSANDS)

                                                            Three Months Ended
                                                                  July 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------

Cash flows from financing:
  Payment of long-term debt                                  (1,501)     (1,485)
  Net activity of short-term debt                            (5,275)      3,300
  Proceeds from exercise of stock options                        11          70
  Payment of cash dividends                                  (1,240)       (990)
                                                           --------    --------
Net cash (used in) provided by financing activities          (8,005)        895
                                                           --------    --------
Net increase (decease) in cash and cash equivalents           4,922      (7,539)
Cash and cash equivalents at beginning of the period         18,946      22,958
                                                           --------    --------
Cash and cash equivalents at end of the period             $ 23,868      15,419
                                                           ========    ========


               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                            Three Months Ended
                                                                  July 31,
                                                           --------------------
                                                             2002        2001
                                                           ---------   --------

Cash paid (received) during the year for
  Interest, net of amount capitalized                       $ 4,730      4,816
  Income taxes                                               (8,114)       ---
Noncash investing and financing activities
  Property and equipment acquired through
    an installment purchase                                     250        365

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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2002, and the results of operations for the three months ended July 31, 2002 and 2001, and changes in cash flows for the three months ended July 31, 2002 and 2001. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2002, the Company's ratio of current assets to current liabilities was .93 to 1. The ratio at July 31, 2001 and April 30, 2002, was .98 to 1 and .87 to 1, respectively. Management believes that the Company's current bank lines of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $13,669 (81.3%) in the three months ended July 31, 2002 from the comparable period in the prior year, primarily as a result of a smaller increase in inventories and an increase in income taxes payable. Cash flows from investing in the three months ended July 31, 2002 increased primarily due to the decrease in the purchase of property and equipment. Cash flows from financing decreased, primarily as a result of the decrease in notes payable.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2003, the Company expended $17,553 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $29,721 for the comparable period in the prior year. The Company anticipates expending approximately $80,000 in fiscal 2003 for construction and remodeling of Company stores, primarily from existing cash and funds generated by operations.

     As of July 31, 2002, the Company had long-term debt of $172,531, consisting of $4,500 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $3,600 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $3,598 of mortgage notes payable, and $833 of capital lease obligations.

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

     To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of the 6-1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the above-described Senior Notes, a mortgage note and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, existing cash, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,577 USTs, of which 2,228 are fiberglass and 349 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2002 and 2001, the Company spent approximately $757 and $944, respectively, for assessments and remediation. During the three months ended July 31, 2002, the Company expended approximately $271 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2002, a total of approximately $5,700 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has an accrued liability at July 31, 2002 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

     Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001 (Dollars in Thousands)

     Net sales for the first quarter of fiscal 2003 decreased by $23,338 (4.1%) over the comparable period in fiscal 2002. Retail gasoline sales decreased by $37,519 (10.7%) as the number of gallons sold decreased by 1,002 (0.4%) while the average retail price per gallon decreased 10.2%. During this same period, retail sales of grocery and general merchandise increased by $19,934 (9.7%) due to the addition of 53 new Company Stores and a greater number of stores in operation for at least three years.

     Cost of goods sold as a percentage of net sales was 80.6% for the first quarter of fiscal 2003, compared to 82.5% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 7.5%) during the first quarter of fiscal 2003 from the first quarter of the prior year (6.5%). The gross profit margin per gallon also increased (to $.0988) in the first quarter of fiscal 2003 from the comparable period in the prior year ($.0948). However, the gross profits on retail sales of grocery and general merchandise decreased (to 36.5%) from the comparable period in the prior year (37.2%), primarily due to a more competitive retail environment.

     Operating expenses as a percentage of net sales were 13.2% for the first quarter of fiscal 2003 compared to 11.7% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold.

     Net income decreased by $517 (4.1%). The decrease in net income was attributable primarily to the decrease in the gross profit margin of grocery and general merchandise.

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

     At July 31, 2002, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

     The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of July 1, 2002 would have an immaterial effect on the Company's pretax earnings and on the fair value of those instruments.

     On July 20, 2002, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2002 to be accounted for using the purchase method. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. Statement 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the fiscal year. The Company does not expect either of these Statements to have a material effect on their consolidated financial statements.

Item 4.  Controls and Procedures.

     During the quarter ended July 31, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's most recent evaluation of the same. There were no significant deficiencies or material weaknesses identified in that evaluation.

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

     4.7 Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (k)

     11             Statement regarding computation of per share earnings

     99             Cautionary Statement Relating to Forward-Looking Statements
                    (h)

     99.1 Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

     99.2 Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002


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



                                       CASEY'S GENERAL STORES, INC.




Date: September 9, 2002           By:  /s/ Jamie H. Shaffer
                                       ------------------------------------
                                  Its: Vice President & Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)



                                 CERTIFICATIONS


I, Ronald M. Lamb, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Casey's General Stores, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Dated: September 9, 2002               /s/ Ronald M. Lamb
                                       ------------------
                                       Ronald M. Lamb
                                       Chief Executive Officer

I, Jamie H. Shaffer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Casey's General Stores, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Dated: September 9, 2002                  /s/ Jamie H. Shaffer
                                          --------------------
                                          Jamie H. Shaffer
                                          Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

     The following exhibits are filed herewith:

                    Exhibit No.         Description

                    11                  Statement regarding computation of per
                                        share earnings

                    99.1                Certificate of Ronald M. Lamb under
                                        Section 906 of Sarbanes-Oxley Act of
                                        2002

                    99.2                Certificate of Jamie H. Shaffer under
                                        Section 906 of Sarbanes-Oxley Act of
                                        2002