Form 10-Q
period 2002-10-31
CASEYS GENERAL STORES INC
filed 2002-12-13
CIK 726958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Quarter Ended October 31, 2002

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

   Common Stock, No Par Value                           49,649,712 shares
             (Class)                           (Outstanding at December 2, 2002)

                          CASEY'S GENERAL STORES, INC.

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements.

           Consolidated condensed balance sheets -
           October 31, 2002 and April 30, 2002                               2

           Consolidated condensed statements of
           income - three and six months ended
           October 31, 2002 and 2001                                         4

           Consolidated condensed statements of
           cash flows - six months ended
           October 31, 2002 and 2001                                         5

           Notes to consolidated condensed financial statements              7

   Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                                   9

   Item 3. Quantitative and Qualitative Disclosure                          14
               about Market Risk.

   Item 4. Controls and Procedures.                                         15


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.                                               15

   Item 4. Submission of Matters to a Vote of
               Security Holders.                                            15

   Item 5. Other Information                                                16

   Item 6. Exhibits and Reports on Form 8-K.                                16

SIGNATURE                                                                   19

CERTIFICATIONS                                                              20

      PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
      (Dollars in Thousands)

                                        October 31,
                                           2002             April 30,
                                        (Unaudited)            2002
                                        -----------         ---------

       ASSETS

Current assets:
  Cash and cash equivalents             $    28,727            18,946
  Short-term investments                       ----                10
  Receivables                                 6,381             5,127
  Inventories                                66,483            60,498
  Prepaid expenses                            4,332             3,816
  Income tax receivable                        ----             9,222
                                        -----------         ---------

  Total current assets                      105,923            97,619
                                        -----------          --------

Other assets                                    954               992

Property and equipment, net of
  accumulated depreciation
  October 31, 2002, $345,506
  April 30, 2002, $324,936                  645,912           636,644
                                        -----------         ---------

                                        $   752,789           735,255
                                        ===========         =========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
      (Continued)

                             (Dollars in Thousands)

                                                        October 31,
                                                           2002        April 30,
                                                        (Unaudited)      2002
                                                        -----------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                           $   ----         5,275
  Current maturities of
    long-term debt                                           9,666         9,648
  Accounts payable                                          63,374        69,912
  Accrued expenses                                          28,783        27,238
  Income taxes payable                                       2,894          ----
                                                          --------      --------

  Total current liabilities                                104,717       112,073
                                                          --------      --------

Long-term debt, net of current maturities                  171,287       173,797

Deferred income taxes                                       79,786        75,786

Deferred compensation                                        4,416         4,380
                                                          --------      --------

  Total liabilities                                        360,206       366,036
                                                          --------      --------

Shareholders' equity:
  Preferred stock, no par value                               ----          ----
  Common Stock, no par value                                39,771        39,562
  Retained earnings                                        352,812       329,657
                                                          --------      --------

    Total shareholders' equity                             392,583       369,219
                                                          --------      --------

                                                          $752,789       735,255
                                                          ========      ========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in Thousands, except per share amounts)

                                      Three Months Ended              Six Months Ended
                                          October 31,                     October 31,
                                  --------------------------    ------------------------------
                                     2002           2001            2002               2001
                                  -----------    -----------    ------------        ----------
Net sales                          $ 548,480        551,985        1,098,977         1,125,820
Franchise revenue                        649            796            1,357             1,672
                                   ---------      ---------        ---------         ---------
                                     549,129        552,781        1,100,334         1,127,492
                                   ---------      ---------        ---------         ---------

Cost of goods sold                   438,731        451,404          882,640           924,796
Operating expenses                    74,051         67,547          146,948           134,720
Depreciation and amortization         11,760         11,074           23,395            21,881
Interest, net                          3,179          3,024            6,530             6,127
                                   ---------      ---------        ---------         ---------
                                     527,721        533,049        1,059,513         1,087,524
                                   ---------      ---------        ---------         ---------

Income before income taxes            21,408         19,732           40,821            39,968

Federal and state income taxes         7,963          7,340           15,185            14,868
                                   ---------      ---------        ---------         ---------

   Net income                      $  13,445         12,392           25,636            25,100
                                   =========      =========        =========         =========


Earnings per share

   Basic                           $     .27            .25              .52               .51
                                   =========      =========        =========         =========

   Diluted                         $     .27            .25              .52               .51
                                   =========      =========        =========         =========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in Thousands)

                                                 Six Months Ended
                                                    October 31,
                                              ----------------------
                                                2002          2001
                                              --------      --------
Cash flows from operations:
  Net income                                  $25,636        25,100
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation and amortization            23,395        21,881
      Deferred income taxes                     4,000         3,000
      Changes in assets and liabilities:
        Receivables                            (1,254)           22
        Inventories                            (5,985)      (12,142)
        Prepaid expenses                         (516)         (727)
        Accounts payable                       (6,538)       (6,509)
        Accrued expenses                        1,545           843
        Income taxes payable                   12,116         4,902
      Other, net                                2,146           785
                                              --------      --------
Net cash provided by operations                54,545        37,155
                                              --------      --------

Cash flows from investing:
  Purchase of property and equipment          (34,205)      (54,020)
  Sale of investments                              10        12,208
                                              --------      --------
Net cash used in investing activities         (34,195)      (41,812)
                                              --------      --------

                                                             Six Months Ended
                                                                October 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
Cash flows from financing:
  Payments on long-term debt                                (3,022)      (2,945)
  Net activity of short-term debt                           (5,275)     --------
  Proceeds from exercise of stock options                      209          260
  Payment of cash dividends                                 (2,481)      (1,980)
                                                          --------      --------
Net cash used in financing activities                      (10,569)      (4,665)
                                                          --------      --------
Net increase (decrease) in cash and cash equivalents         9,781       (9,322)
Cash and cash equivalents at beginning of the period        18,946       22,958
                                                          --------      --------
Cash and cash equivalents at end of the period            $ 28,727       13,636
                                                          ========      ========

See notes to unaudited consolidated condensed financial statements.

               SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                             Six Months Ended
                                                                October 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
Cash paid (received) during the year for
  Interest, net of amount capitalized                     $  6,696        6,865
  Income taxes                                                (931)       7,490

Noncash investing and financing activities
  Property and equipment acquired through installment
   purchases                                                   530          365

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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2002, and the results of operations for the six and three months ended October 31, 2002 and 2001, and changes in cash flows for the six months ended October 31, 2002 and 2001. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

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

4. The Company adopted the FASB Emerging Issues Task Force (EITF) Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES, in the first quarter of fiscal 2003, which requires the recording of certain customer discounts as a reduction in sales. The adoption of this accounting standard did not have an effect on reported net income. In accordance with the adoption, the impact on Sales and Costs of Goods Sold was as follows:

                                  Three Months Ended    Six Months Ended
                                      October 31,          October 31,
     (DOLLARS IN THOUSANDS)         2002      2001       2002       2001
                                    ----      ----       ----       ----

     Sales Decrease                $1,225     712        1,992      1,370
     Cost of Goods Sold Decrease    1,225     712        1,992      1,370

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

     Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2002, the Company's ratio of current assets to current liabilities was 1.01 to 1. The ratio at October 31, 2001 and April 30, 2002, was .97 to 1 and .82 to 1, respectively. Management believes that the Company's current bank line of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

     Net cash provided by operations increased $17,390 (46.8%) in the six months ended October 31, 2002 from the comparable period in the prior year, primarily as a result of a smaller increase in inventories and an increase in income taxes payable. Cash used in investing in the six months ended October 31, 2002 decreased due to the decrease in the purchase of property and equipment. Cash used in financing increased, primarily due to the paydown of the short-term debt.

     Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2003, the Company expended $34,205 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $54,020 for the comparable period in the prior year. The Company anticipates expending approximately $80,000 in fiscal 2003 for construction and remodeling of Company stores, primarily from existing cash and funds generated by operations.

     As of October 31, 2002, the Company had long-term debt of $171,287, consisting of $3,750 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $3,600 in principal amount of 6.55% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $3,305 of mortgage notes payable, and $632 of capital lease obligations.

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

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,591 USTs, of which 2,250 are fiberglass and 341 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2002 and 2001, the Company spent approximately $757 and $944, respectively, for assessments and remediation. During the six months ended October 31, 2002, the Company expended approximately $521 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2002, approximately $5,800 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has an accrued liability at October 31, 2002 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

         Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001 (Dollars and Amounts in Thousands)

         Net sales for the second quarter of fiscal 2003 decreased by $3,505 (0.6%) over the comparable period in fiscal 2002. Retail gasoline sales decreased by $10,148 (3.1%) as the number of gallons sold decreased by 2,970 (1.2%) while the average retail price per gallon decreased 1.8%. During this same period, retail sales of grocery and general merchandise increased by $11,128 (5.4%) due to the addition of 40 new Company Stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 80.0% for the second quarter of fiscal 2003, compared to 81.8% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 8.3%) during the second quarter of fiscal 2003 from the second quarter of the prior year (8.1%). However, the gross profit margin per gallon decreased (to $.1125) in the second quarter of fiscal 2003 from the comparable period in the prior year ($.1126). The gross profits on retail sales of grocery and general merchandise increased (to 38.5%) from the comparable period in the prior year (35.3%) due primarily to the decrease in pizza cheese costs and the benefits received from scanning tobacco products.

         Operating expenses as a percentage of net sales were 13.5% for the second quarter of fiscal 2003 compared to 12.2% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by an increase in health insurance claims.

         Net income increased by $1,053 (8.5%). The increase in net income was attributable primarily to the improved gross profit margins on inside sales.

         Six Months Ended October 31, 2002 Compared to Six Months Ended October 31, 2001 (Dollars and Amounts in Thousands)

         Net sales for the first six months of fiscal 2003 decreased by $26,843 (2.4%) over the comparable period in fiscal 2002. Retail gasoline sales decreased by $47,666 (7.0%) as the number of gallons sold decreased by 3,972 (0.8%) and the average retail price per gallon decreased 6.2%. During this same period, retail sales of grocery and general merchandise increased by $31,063 (7.6%) due to the addition of 40 new Company stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 80.3% for the first six months of fiscal 2003 compared to 82.1% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (to 7.9%) during the first six months of fiscal 2003 from the comparable period in the prior year (7.3%). The gross profit margin per gallon also increased in the first six months of fiscal 2003 (to $.1056) from the comparable period in the prior year ($.1037). The gross profits on retail sales of grocery and general merchandise also increased (to 37.5%) from the comparable period in the prior year (36.2%) due primarily to the decrease in pizza cheese costs and the benefits received from scanning tobacco products.

         Operating expenses as a percentage of net sales were 13.4% for the first six months of fiscal 2003 compared to 12.0% during the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by an increase in health insurance claims.

         Net income increased by $536 (2.1%). The increase in net income was attributable primarily to the improved gross profit margins on inside sales.

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

         At October 31, 2002, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

         The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of October 31, 2002 would have an immaterial effect on the Company's pretax earnings and on the fair value of those instruments.

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Statement 142 replaced the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also required an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. The impairment tests will be performed annually. The Company adopted these Statements as of May 1, 2002. The impact on the consolidated financial statements was immaterial.

Item 4.  Controls and Procedures.

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of shareholders held on September 20, 2002, seven directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

         The votes cast or withheld for each nominee were as follows:

                                    Number of Shares                    Number of Shares that
         Name                       Voting For                          Withheld Authority
         ----                       ---------------------               -----------------------
         Donald F. Lamberti         40,986,604                          2,594,335
         John R. Fitzgibbon         40,962,148                          2,618,791
         Ronald M. Lamb             40,985,847                          2,595,092
         Patricia Clare Sullivan    40,976,383                          2,604,556
         John G. Harmon             40,980,811                          2,600,128
         Kenneth H. Haynie          40,943,838                          2,637,101
         John P. Taylor             40,898,472                          2,682,467

Item 5.  Other Information.

     On December 2, 2002, the Board of Directors accepted the decision of Donald
F. Lamberti to retire from his positions as Chairman of the Board and the Executive Committee effective April 30, 2003. Mr. Lamberti plans to continue as a director. Ronald M. Lamb, President and Chief Executive Officer, will assume chairmanship of the Board and the Executive Committee effective May 1, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

     Exhibit
     No.       Description
     -------   -----------

     4.2 Rights Agreement dated as of June 14, 1989 between Casey's General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent(a) and amendments thereto (b),(c),(d),(i),
               (j)


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

______________

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

(i) Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

(j) Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.

(k) Incorporated by reference from the Current Report on Form 8-K filed May 22, 2000.

          (b) On September 13, 2002, the Company filed a Current Report on Form 8-K relating to the filing of sworn statements by the Chief Executive Officer and Chief Financial Officer of the Company required under Order 4-460 issued by the Securities and Exchange Commission on June 27, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CASEY'S GENERAL STORES, INC.



Date: December 9, 2002           By: /s/ Jamie H. Shaffer
                                     --------------------
                                     Jamie H. Shaffer
                                     Vice President and Chief Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 9, 2002                      /s/ Ronald M. Lamb
                                             ------------------
                                             Ronald M. Lamb
                                             Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   December 9, 2002                            /s/ Jamie H. Shaffer
                                                     --------------------
                                                     Jamie H. Shaffer
                                                     Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.    Description

      11       Statement regarding computation of per share earnings

      99.1 Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

      99.2 Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002