Form 10-Q
period 2003-01-31
CASEYS GENERAL STORES INC
filed 2003-03-11
CIK 726958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Fiscal Quarter Ended January 31, 2003

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

  Common Stock, No Par Value                      49,650,212 shares
           (Class)                          (Outstanding at March 3, 2003)

                          CASEY'S GENERAL STORES, INC.

                                   INDEX                              Page
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements.

              Consolidated condensed balance sheets -
              January 31, 2003 and April 30, 2002                       3

              Consolidated condensed statements
              of income - three and nine months ended
              January 31, 2003 and 2002                                 5

              Consolidated condensed statements of
              cash flows - nine months ended
              January 31, 2003 and 2002                                 6

              Notes to consolidated condensed
              financial statements                                      8

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                               9

     Item 3.  Quantitative and Qualitative Disclosure
              about Market Risk.                                       15

     Item 4.  Controls and Procedures                                  16

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.                                       17

     Item 6.  Exhibits and Reports on Form 8-K.                        17

SIGNATURE                                                              20

CERTIFICATIONS                                                         21

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.


                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                           January 31,
                                              2003             April 30,
                                           (Unaudited)           2002
                                            ---------         ----------

      ASSETS

Current assets:
      Cash and cash equivalents              $  15,876            18,946
      Short-term investments                      ----                10
      Receivables                                4,855             5,127
      Inventories                               72,073            60,498
      Prepaid expenses                           4,221             3,816
      Income tax receivable                      1,952             9,222
                                              --------          --------

            Total current assets                98,977            97,619
                                              --------          --------

Other assets                                       934               992

Property and equipment, net of
 accumulated depreciation
 January 31, 2003, $356,863
 April 30, 2002, $324,936                      648,929           636,644
                                              --------          --------

                                             $ 748,840           735,255
                                              ========          ========


See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)
                             (Dollars in Thousands)

                                                  January 31,
                                                     2003             April 30,
                                                  (Unaudited)           2002
                                                   ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

         Notes payable                           $    2,400               5,275
         Current maturities of
           long-term debt                             9,645               9,648
         Accounts payable                            57,350              69,912
         Accrued expenses                            28,633              27,238
                                                   --------           ---------

         Total current liabilities                   98,028             112,073
                                                   --------           ---------

Long-term debt, net of current maturities           166,178             173,797

Deferred income taxes                                81,786              75,786

Deferred compensation                                 4,434               4,380
                                                   --------           ---------

         Total liabilities                          350,426             366,036
                                                   --------           ---------

Shareholders' equity
  Preferred stock, no par value                         ---                 ---
  Common Stock, no par value                         39,876              39,562
  Retained earnings                                 358,538             329,657
                                                   --------           ---------

Total shareholders' equity                          398,414             369,219
                                                   --------           ---------

                                                 $  748,840             735,255
                                                   ========           =========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in Thousands, except per share amounts)

                                  Three Months Ended              Nine Months Ended
                                      January 31,                    January 31,
                             --------------------------       --------------------------
                                2003             2002           2003             2002
                             ---------        ---------       ---------        ---------
Net sales                    $ 511,948          447,891       1,610,925        1,573,711
Franchise revenue                  589              725           1,946            2,397
                             ---------        ---------       ---------        ---------
                               512,537          448,616       1,612,871        1,576,108
                             ---------        ---------       ---------        ---------

Cost of goods sold             414,520          364,150       1,297,160        1,288,946
Operating expenses              71,732           66,333         218,680          201,053
Depreciation and
  amortization                  11,921           11,315          35,316           33,196
Interest, net                    3,270            3,205           9,800            9,332
                             ---------        ---------       ---------        ---------
                               501,443          445,003       1,560,956        1,532,527
                             ---------        ---------       ---------        ---------

                                11,094            3,613          51,915           43,581

Federal and state
  income taxes                   4,127            1,344          19,312           16,212
                             ---------        ---------       ---------        ---------

Net income                   $   6,967            2,269          32,603           27,369
                             =========        =========       =========        =========

Earnings per common share

         Basic               $     .14              .05             .66              .55
                             =========        =========       =========        =========

         Diluted             $     .14              .05             .66              .55
                             =========        =========       =========        =========

See notes to unaudited consolidated condensed financial statements.

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                        Nine Months Ended
                                                           January 31,
                                                        -----------------
                                                     2003              2002
                                                   --------          --------
Cash flows from operations:
    Net income                                    $  32,603            27,369
    Adjustments to reconcile
      net income to net cash
        provided by operations:
            Depreciation and amortization            35,316            33,196
            Deferred income taxes                     6,000             4,500
            Changes in assets and liabilities:
                Receivables                             272               935
                Inventories                         (11,575)          (13,543)
                Prepaid expenses                       (405)             (736)
                Accounts payable                    (12,562)          (13,243)
                Accrued expenses                      1,395               263
                Income taxes                          7,370             1,003
            Other, net                                2,851             1,523
                                                   --------          --------
Net cash provided by operations                      61,265            41,267
                                                   --------          --------

Cash flows from investing:
    Purchase of property and equipment              (49,809)          (74,282)
    Sale of investments                                  10            17,862
                                                   --------          --------
Net cash used in investing activities               (49,799)          (56,420)
                                                   --------          --------

                  CASEY'S GENERAL STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)
                             (Dollars in Thousands)

                                                             Nine Months Ended
                                                                January 31,
                                                             -----------------
                                                          2003            2002
                                                        --------        --------
          Cash flows from financing:
             Payments of long-term debt                   (8,153)         (8,022)
             Net activity of short-term debt              (2,875)          4,400
             Proceeds from exercise of stock options         214             854
             Payments of cash dividends                   (3,722)         (2,971)
                                                        --------        --------
          Net cash used in financing activities          (14,536)         (5,739)
                                                        --------        --------
          Net decrease in cash and cash equivalents       (3,070)        (20,892)
          Cash and cash equivalents at
             beginning of the year                        18,946          22,958
                                                        --------        --------
          Cash and cash equivalents at
             end of the quarter                        $  15,876           2,066
                                                        ========        ========


              SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                             Nine Months Ended
                                                                January 31,
                                                             -----------------
                                                          2003            2002
                                                        --------        --------

Cash paid during the year for
  Interest, net of amount capitalized                    $11,318          11,481
  Income taxes                                             5,942          11,233

Noncash investing and financing activities
  Property and equipment acquired through
    installment purchases                                    530             365
  Increase in common stock and increase in
    income taxes receivable due to tax benefits
    related to nonqualified stock options                    100             ---

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

2. The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2003, and the results of operations for the three and nine months ended January 31, 2003 and 2002, and changes in cash flows for the nine months ended January 31, 2003 and 2002. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3. The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees to franchisees, and rent for franchise facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement.

4. The Company accounts for environmental contamination costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination. EITF No. 90-8 allows these costs to be capitalized if the costs extend the life of the asset or if the costs mitigate or prevent environmental contamination that has yet to occur. The Company also offsets these capitalized costs by any refunds received under the reimbursement programs described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Results of Operations" herein.

5. The Company adopted the FASB Emerging Issues Task Force (EITF) Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES, in the first quarter of fiscal 2003, which requires the recording of certain customer discounts as a reduction in sales. The adoption of this accounting standard did not have an effect on reported net income. In accordance with the adoption, the impact on Sales and Costs of Goods Sold was as follows:

                                  Three Months Ended        Nine Months Ended
                                      January 31,              January 31,
     (DOLLARS IN THOUSANDS)        2003        2002         2003         2002
                                   ----        ----         ----         ----

     Sales Decrease                $459        631          2,451        2,001
     Cost of Goods Sold Decrease    459        631          2,451        2,001

6. The Company's financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

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

         Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2003, the Company's ratio of current assets to current liabilities was 1.01 to 1. The ratio at January 31, 2002 and April 30, 2002 was .86 to 1 and .87 to 1, respectively. Management believes that the Company's current bank line of credit of $35,000, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

         Net cash provided by operations increased $19,998 (48.5%) in the nine months ended January 31, 2003 from the comparable period in the prior year, primarily as a result of a larger net income and a reduction in income tax receivable. Cash flows used in investing in the nine months ended January 31, 2003 decreased, primarily as a result of a decrease in the purchase of property and equipment. Cash flows used in financing increased, primarily due to the net activity of short-term debt.

         Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including oversupply in the retail gas market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. The risk of war or the perceived risk of war in the Middle East and gasoline inventory and supply disruptions, in particular, have increased the volatility in the wholesale gasoline market during fiscal 2003. Any substantial decrease in the profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on the Company's earnings.

         Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2003, the Company expended $49,809 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $74,282 for the comparable period in the prior year. The Company anticipates expending approximately $70,000 in fiscal 2003 for construction, acquisition and remodeling of Company stores, primarily from funds generated by operations, and the bank line of credit.

         As of January 31, 2003, the Company had long-term debt of $166,178, consisting of $3,000 in principal amount of 7.70% Senior Notes , $30,000 in principal amount of 7.38% Senior Notes, $50,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $80,000 in principal amount of 7.89% Senior Notes, Series A, $2,741 of mortgage notes payable, and $437 of capital lease obligations.

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

         The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,605 USTs, of which 2,258 are fiberglass and 347 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

         Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2002 and 2001, the Company spent approximately $757 and $944, respectively, for assessments and remediation. During the nine months ended January 31, 2003, the Company expended approximately $911 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2003, approximately $5,900 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at January 31, 2003 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

         Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002 (Dollars and Amounts in Thousands)

         Net sales for the third quarter of fiscal 2003 increased by $64,057 (14.3%) over the comparable period in fiscal 2002. Retail gasoline sales increased by $63,266 (25.6%) as the number of gallons sold decreased by 3,440 (1.5%) while the average retail price per gallon increased 27.4%. During this same period, retail sales of grocery and general merchandise increased by $1,553 (0.8%) due to the addition of 27 new Company Stores and a greater number of stores in operation for at least three years.


         Cost of goods sold as a percentage of net sales was 81% for the third quarter of fiscal 2003, compared to 81.3% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 8.4%) during the third quarter of fiscal 2003 from the third quarter of the prior year (7.9%) due to the gross profit margin per gallon increasing (to $.1122) from the comparable period in the prior year ($.0833). The gross profits on retail sales of grocery and general merchandise also increased (to 36.9%) from the comparable period in the prior year (33.3%), primarily due to the decrease in wholesale cheese costs and the benefits received from scanning tobacco products.

         Operating expenses as a percentage of net sales were 14% for the third quarter of fiscal 2003 compared to 14.8% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold.

         Net income increased by $4,698 (207%). The increase in net income was attributable primarily to the increase in the gross profit margins on retail gasoline sales and the increase in the gross profit margins on retail sales of grocery and general merchandise.

         Nine Months Ended January 31, 2003 Compared to Nine Months Ended January 31, 2002 (Dollars and Amounts in Thousands)

         Net sales for the first nine months of fiscal 2003 increased by $37,213 (2.4%) over the comparable period in fiscal 2002. Retail gasoline sales increased by $15,600 (1.7%) as the number of gallons sold decreased by 7,412 (1%) while the average retail price per gallon increased 2.7%. During this same period, retail sales of grocery and general merchandise increased by $32,616 (5.4%) due to the addition of 27 new Company stores and a greater number of stores in operation for at least three years.

         Cost of goods sold as a percentage of net sales was 80.5% for the first nine months of fiscal 2003 compared to 81.9% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales increased (to 8.1%) during the first nine months of fiscal 2003 from the comparable period in the prior year (7.4%) due to the gross profit margin per gallon increasing (to $.1078) from the comparable period in the prior year ($.097). The gross profits on retail sales of grocery and general merchandise also increased (to 37.3%) from the comparable period in the prior year (35.3%), primarily due to the decrease in wholesale cheese costs and the benefits received from scanning tobacco products.

         Operating expenses as a percentage of net sales were 13.6% for the first nine months of fiscal 2003 compared to 12.8% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by an increase in health insurance claims.

         Net income increased by $5,234 (19.1%). The increase in net income was attributable primarily to the increase in the gross profit margins on retail gasoline sales and the increase in the gross profit margins on retail sales of grocery and general merchandise.

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

         At January 31, 2003, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

         The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of January 1, 2003 would have an immaterial effect on the Company's pretax earnings and on the fair value of those instruments.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

         The Company from time to time is a party to legal proceedings arising from the conduct of its business operations, including proceedings relating to personal injury and employment claims, environmental remediation activities or contamination-related claims, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such proceedings pending as of the date of this Form 10-Q is material in the aggregate to the consolidated financial statements.

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

(g)      Reserved.

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


                                           CASEY'S GENERAL STORES, INC.



Date:   March 10, 2003                 By:   /s/ Jamie H. Shaffer
                                             -----------------------------------
                                             Jamie H. Shaffer
                                             Vice President and Chief Financial
                                             Officer
                                             (Authorized Officer and Principal
                                             Financial Officer)

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



Dated:   March 10, 2003                         /s/ Ronald F. Lamb
                                                --------------------------------
                                                Ronald M. Lamb
                                                Chief Executive Officer

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



Dated:   March 10, 2003                          /s/ Jamie H. Shaffer
                                                 -------------------------------
                                                 Jamie H. Shaffer
                                                 Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed herewith:


Exhibit No.       Description
-----------       -----------

     11           Statement regarding computation of per share earnings

     99.1 Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

     99.2 Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002