Form 10-K
period 2003-04-30
CASEYS GENERAL STORES INC
filed 2003-07-29
CIK 726958

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 30, 2003
                         Commission File Number 0-12788

                                   ----------

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

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [X] No [_]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price ($11.71 per share) as quoted on the NASDAQ National Market System on the last business day of the registrant's most recently completed second fiscal quarter (October 31, 2002), was approximately $498,878,670.

     At the close of business on July 25, 2003, the registrant had 49,793,162 shares of Common Stock, no par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

     1. Annual Report to shareholders for fiscal year ended April 30, 2003 (Items 5, 6, 7 and 8 of Part II and Item 16(a) of Part IV).

     2. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of shareholders to be held on September 19, 2003 (Items 10, 11, 12, 13, and 15 of Part III).

     This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company's cash balances and cash generated from operations and financing activities for the Company's future liquidity and capital resource needs. The words "believe", "expect," "anticipate," "intends," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors described in Exhibit
99.1 to this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

The Company
-----------

     Casey's General Stores, Inc. ("Casey's") and its wholly-owned subsidiaries (Casey's, together with its subsidiaries, shall be referred to herein as the "Company"), operate convenience stores under the name "Casey's General Store" in nine Midwestern states, primarily Iowa, Missouri and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2003, there were a total of 1,345 Casey's General Stores in operation, of which 1,290 were operated by the Company ("Company Stores") and 55 stores were operated by franchisees ("Franchised Stores"). There were 15 Company Stores newly constructed in fiscal 2003 and one Company Store purchased. There were no Franchised Stores newly opened in fiscal 2003. The Company operates a central warehouse, the Casey's Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa through which it supplies grocery and general merchandise items to Company and Franchised Stores.

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

     The Company's internet address is www.caseys.com. The Company makes available through its website, among other items, the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

     In each of the past two fiscal years, the Company derived over 98% of its gross profits from retail sales by Company Stores. It also derives income from continuing monthly royalties based on sales by Franchised Stores, wholesale sales to Franchised Stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company's franchisees. Sales at Casey's General Stores historically have been strongest during the Company's first and second quarters and relatively weaker during its fourth quarter. In the warmer months of the year (which comprise the Company's first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks and ice. Due to the continuing emphasis on higher-margin, freshly prepared food items, however, Casey's net sales and net income (with the exception of the fourth quarter) have become somewhat less seasonal in recent years.

     The following table shows the number of Company Stores and Franchised Stores in each state on April 30, 2003:

                              Company        Franchised
         State                Stores           Stores          Total
----------------------        -------        ----------       ------
Iowa .................            319                28          347
Illinois .............            356                10          366
Indiana ..............             56                 0           56
Kansas ...............            103                 1          104
Minnesota ............             84                 6           90
Missouri .............            265                 6          271
Nebraska .............             58                 4           62
South Dakota .........             34                 0           34
Wisconsin ............             15                 0           15
   Total .............          1,290(96%)           55(4%)    1,345(100%)

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

     The following table shows the number of Company and Franchised Stores opened, closed, Franchised Stores converted to Company Stores and total stores in operation during each of the last five fiscal years:

                                                                   Stores in
                            New                                    Operation
 Fiscal Year Ended         Stores       Closed      Converted      at End of
     April 30,             Opened       Stores        Stores        Period
----------------------   ----------   ----------    ----------    ------------
1999
   Company ...........           80            4             0           1,022
   Franchised ........            1            3            (0)            161
                         ----------   ----------                  ------------
      Total ..........           81            7                         1,183
2000
   Company ...........           84            4            17           1,119
   Franchised ........            1           18           (17)            127
                         ----------   ----------                  ------------
      Total ..........           85           22                         1,246
2001
   Company ...........           45            2            29           1,191
   Franchised ........            0            3           (29)             95
                         ----------   ----------                  ------------
      Total ..........           45            5                         1,286
2002
   Company ...........           52            6            21           1,258
   Franchised ........            2            0           (21)             76
                         ----------   ----------                  ------------
      Total ..........           54            6                         1,334
2003
   Company ...........           16            5            21           1,290
   Franchised ........            0            0           (21)             55
                         ----------   ----------                  ------------
      Total ..........           16            5                         1,345

     Two Company Stores were opened in May and June 2003 and 11 Company Stores were under construction at June 30, 2003. On June 30, 2003, the Company had purchased or had the right to purchase 11 additional store sites. All the stores under construction or planned for construction on such sites will be Company Stores. Management anticipates opening approximately 15 new Company Stores during fiscal 2004.

     The Company intends to continue to increase the number of Company Stores, and the proportion of Company Stores relative to Franchised Stores, because of the greater profitability of Company Stores and the Company's greater operating control over such stores. See "BUSINESS - Franchise Operations" herein. The Company anticipates it will increase the number of Company Stores through construction of new stores and the acquisition of existing Franchised Stores. The Company converted 21 stores from Franchised Stores to Company Stores during fiscal 2003.

     Management believes that its current market area presents substantial opportunities for continued growth, and the Company intends to concentrate its expansion efforts in this area before pursuing expansion in other geographic markets. In the opinion of management, the Casey's Distribution Center in Ankeny, Iowa can adequately supply the general merchandise requirements of over 400 additional stores.

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

Store Operations
----------------

     Products Offered

     Each Casey's General Store typically carries approximately 1,800 food and non-food items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 84% of the stores offer beer. The non-food items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, and automotive products.

     All of the Casey's General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol offered by the stores generally are sold under the Casey's name, although some Franchised Stores sell gasoline under a major oil company brand name.

     It is management's policy to experiment with additions to the Company's product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of "snack centers" which now are in all Company Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. The Company also sells donuts, prepared on store premises, in approximately 97% of the stores as of April 30, 2003, as well as cookies, brownies, danish, cinnamon rolls and muffins, and is installing donut-making facilities in all newly constructed stores.

     The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 1,205 (90%) stores as of April 30, 2003. Management believes pizza is the Company's most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese, pork and chicken fritters, sausage sandwiches, chicken tenders, sub sandwiches, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, hot dogs and potato wedges.

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

     Store Design

     Casey's General Stores are free-standing and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 2003, the aggregate investment in the land, building, equipment and initial inventory for a typical Company Store averaged approximately $1,000,000. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet, with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, 500 square feet to storage and two large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes three or four islands of gasoline dispensers and storage tanks having a capacity of 24,000 to 30,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air conditioned and have modern refrigeration facilities. The store locations feature the Company's bright red and yellow pylon sign and facade, both of which display the name and service mark of the Company.

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

     Store Locations
     ---------------

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

     Gasoline Operations
     -------------------

     Gasoline sales are an important part of the Company's sales and earnings. Approximately 60% of Casey's net sales for the year ended April 30, 2003 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Company Stores for the three fiscal years ended April 30, 2003:

                                                  Year Ended April 30,
                                  -------------------------------------------------------------
                                        2003                  2002                   2001
                                  ---------------        ---------------        ---------------
Number of Gallons Sold                934,040,171            927,537,778            799,973,969
Total Retail Gasoline Sales       $ 1,290,094,196        $ 1,191,157,369        $ 1,163,025,929
   Percentage of Net Sales                   59.9%                  58.0%                  60.5%
   Gross Profit Percentage                    7.9%                   7.6%                   7.8%
Average Retail Price per
 Gallon                           $          1.38        $          1.28        $          1.45
Average Gross Profit Margin
 per Gallon                                 10.92CENTS              9.80CENTS             11.31CENTS
Average Number of Gallons
 Sold per Company Store *                 732,092                755,355                692,124

----------

<F1>
* Includes only those stores that had been in operation for at least one full year before commencement of the periods indicated.

     Retail prices of gasoline increased during the year ended April 30, 2003. The total number of gallons sold by the Company during this period also increased, primarily as the result of the increased number of Company Stores in operation and the Company's efforts to price its retail gasoline competitively in the market area served by the particular store. See "BUSINESS--Store Operations--Competition" herein. As a result of these conditions, total retail gasoline sales by the Company increased during the period, and the percentage of such sales to the Company's total net sales also increased.

     Retail gasoline profit margins have a substantial impact on the Company's net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including over-supply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, an unstable political climate in the Middle East and price competition from other gasoline marketers. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company's earnings.

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

     Distribution and Wholesale Arrangements
     ---------------------------------------

     The Marketing Company supplies all Company Stores and all Franchised Stores with groceries, food, health and beauty aids and general merchandise from the Casey's Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company's headquarters in Ankeny, and weekly shipments are made from the Casey's Distribution Center by 54 Company-owned delivery trucks. The Marketing Company charges Franchised Stores processing and shipping fees for each order filled by the Casey's Distribution Center. The efficient service area of the Casey's Distribution Center is approximately 500 miles, which encompasses all of the Company's existing and proposed stores.

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

     In fiscal 2003, the Company purchased directly from manufacturers approximately 90% of the food and non-food items sold from the Casey's Distribution Center. It is the Company's practice, with few exceptions, not to enter into contracts with any of the suppliers of products sold by Casey's General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

     Franchise Operations
     --------------------

     Casey's has franchised Casey's General Stores since 1970. In addition to generating income for Casey's, franchising historically enabled Casey's to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey's. Franchising also enabled Casey's to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance and in recent years management has acquired a number of Franchised Stores by leasing or purchasing such stores from the franchisees.

     In June 2002, the Company offered, in a letter sent to 30 of the then-remaining franchisees, to enter into discussions concerning the Company's possible acquisition of all Franchised Stores owned and operated by each such franchisee. (A total of 56 Franchised Stores were then owned and operated by the 30 franchisees contacted by the Company). In each instance, the Company provided the franchisee with the Company's estimate of the fair market value of the affected Franchised Stores and described generally the Company's expectations concerning the negotiation and terms of a purchase agreement between the Company and the franchisee for the indicated Franchised Stores. The Company has acquired a total of 13 stores from several of such franchisees in response to this proposal, and expects to acquire 15 additional stores from existing franchisees in the next several months. There can be no assurance that the Company will be able to acquire any particular Franchised Stores on terms favorable to the Company. As of April 30, 2003, there were a total of 26 franchisees operating 55 Franchised Stores.

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

     Personnel
     ---------

     On April 30, 2003, the Company had 5,664 full-time employees and 8,724 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

     The Company's supervisory personnel are responsible for monitoring and assisting all stores, including Franchised Stores. Centralized control of store operations is primarily maintained by the Chief Operating Officer of the Company, who is assisted by the Senior Vice President of Store Operations. Reporting directly to the Senior Vice President of Store Operations are 5 regional operations managers. Reporting directly to the regional managers are 26 district managers, each with responsibility over approximately equal numbers of stores. Each district manager is generally in charge of six supervisors. Each of the 155 supervisors in turn is responsible for the operations of approximately eight individual stores.

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

     As an incentive to the Company's employees and those of franchisees, management stresses an internal promotion philosophy. Most district managers and store supervisors previously worked as store managers. At the senior management level, one of the Company's executive officers has been employed by the Company for more than twenty-seven years, and one has been employed for more than thirty-one years.

     In addition to those two executive officers, the Company currently has a Senior Vice President and Chief Operating Officer, a Senior Vice President of Operations, a Vice President and Chief Financial Officer, and Vice Presidents of Real Estate-Store Development, Marketing, Transportation, Food Service, Human Resources, Information Systems and Support Services. The Company also has 42 other employees with managerial responsibilities in the areas of store operations, gasoline marketing, real estate development, construction, transportation, equipment maintenance, merchandising, advertising, Distribution Center operations, payroll, accounting and data processing. The Company believes that such employees are capable of carrying out their responsibilities without substantial supervision by the executive officers.

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

     Government Regulation
     ---------------------

     The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks ("USTs") with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems, (ii) upgrade of existing tanks, (iii) actions required in the event of a detected leak, (iv) prevention of leakage through tank closings and (v) required gasoline inventory recordkeeping. Since 1984, new Company Stores have been equipped with non-corroding fiberglass USTs, including some with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,632 USTs of which 2,277 are fiberglass and 355 are steel. Management of the Company currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection and overfill/spill protection to comply with the existing UST regulations has been completed. Additional regulations, or amendments to the existing UST regulations, could result in future expenditures.

     Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2003 and 2002, the Company spent approximately $1,138,000 and $757,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs, and, as of June 30, 2003, approximately $6,600,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has an accrued liability at April 30, 2003, of approximately $200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

     On April 30, 2003, Casey's owned the land at 1,229 locations and the buildings at 1,243 locations, and leased the land at 61 locations and the buildings at 47 locations. Most of the leases provide for the payment of a fixed rent, plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of 10 to 20 years, with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item is incorporated herein by reference from the section entitled "INVESTOR INFORMATION - Common Stock Market Prices" set forth on page 36 of the Company's Annual Report to shareholders for the year ended April 30, 2003.

     The cash dividends declared by the Company during the periods indicated have been as follows:

                                            Cash Dividend
                                              Declared
                                            -------------

Calendar 2001
-------------
   First Quarter                            $        .020
   Second Quarter                                    .020
   Third Quarter                                     .020
   Fourth Quarter                                    .020
                                            -------------
                                            $        .080

Calendar 2002
-------------
   First Quarter                            $        .020
   Second Quarter                                    .025
   Third Quarter                                     .025
   Fourth Quarter                                    .025
                                            -------------
                                            $         .10

Calendar 2003
-------------
   First Quarter                            $        .025
   Second Quarter                                    .025

ITEM 6.  SELECTED FINANCIAL DATA

     The information required in response to this Item is incorporated herein by reference from the section entitled "FINANCIAL INFORMATION - Selected Financial Data" set forth on page 18 of the Company's Annual Report to shareholders for the year ended April 30, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in response to this Item is incorporated herein by reference from pages 19 through 35 of the Company's Annual Report to shareholders for the year ended April 30, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations.

     The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company's first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company's floating and fixed rate financial instruments as of April 30, 2003, would have an immaterial effect on the Company's pretax earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in response to this Item is incorporated herein by reference from pages 25 through 27 of the Company's Annual Report to shareholders for the year ended April 30, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the fourth fiscal quarter, there were no changes in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Directors," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2003 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 19, 2003, is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2003 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 19, 2003, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     That portion of the Company's definitive Proxy Statement appearing under the captions "Shares Outstanding" and "Voting Procedures," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2003 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 19, 2003, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of the Company's definitive Proxy Statement appearing under the caption "Other Information Relating to Directors and Executive Officers," to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2003 and to be used in connection with the Company's Annual Meeting of shareholders to be held on September 19, 2003, is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The portion of the Company's definitive Proxy Statement appearing under the caption "Independent Auditor Fees" to be filed with the Commission within 120 days after April 30, 2003 and to be used in connection with the Company's Annual Meeting to be held on September 19, 2003 is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents Filed

     The documents listed below are filed as a part of this Report on Form 10-K and are incorporated herein by reference:

     (1) The following consolidated financial statements, shown on pages 25 through 35 of the Company's Annual Report to shareholders for the year ended April 30, 2003:

     Consolidated Balance Sheets, April 30, 2003 and 2002
     Consolidated Statements of Income, Three Years Ended April 30, 2003 Consolidated Statements of Shareholders' Equity, Three Years
      Ended April 30, 2003
     Consolidated Statements of Cash Flows,
      Three Years Ended April 30, 2003
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

     No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

     (2) The management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c), consisting of the following:

Exhibit Number    Document
--------------    ----------------------------------------------

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

10.30             Non-Qualified Supplemental Executive
                  Retirement Plan (z)

10.31             Non-Qualified Supplemental Executive
                  Retirement Plan Trust Agreement with
                  UMB Bank, n.a. (z)

10.32             Severance Agreement with Douglas K. Shull (bb)

10.33             Casey's General Stores, Inc.
                  2000 Stock Option Plan (ii)

10.34             Casey's General Stores 401(k) Plan

10.35             Trustar Directed Trust Agreement

----------

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

     (b)  Reports on Form 8-K
          -------------------

          None.

(c)  Exhibits
     --------

Exhibit
Number    Document
-------   ----------------------------------------------------------------------

3.1(a)    Restatement of the Restated and Amended Articles of Incorporation (x)
3.2(a)    Restatement of Amended and Restated By-Laws (w) and Amendments thereto
          (dd), (hh)
4.2 Rights Agreement between Casey's General Stores, Inc. and UMB Bank, n.a., as Rights Agent, relating to Common Share Purchase Rights (e) and amendments thereto (i), (p), (q), (cc), (ee)
4.3 Note Agreement dated as of February 1, 1993 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (n) and First Amendment thereto (u)
4.4 Note Agreement dated as of December 1, 1995 between Casey's General Stores, Inc. and Principal Mutual Life Insurance Company (u)
4.5 Note Agreement dated as of December 1, 1997 among the Company and Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America and TMG Life Insurance Company (y)
4.6 Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of $50,000,000 Senior Notes, Series A through Series F (cc)
4.7 Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of $80,000,000 in principal amount of 7.89% Senior Notes, Series 2000-A, due May 15, 2010 (ff)
9         Voting Trust Agreement (a) and Amendment thereto (d)
10.6 Lease Agreement between Casey's General Stores, Inc. and Broadway Distributing Company (a)
10.8      Form of Franchise Agreement (a)
10.9      Form of Store Lease Agreement (a)
10.10     Form of Equipment Lease Agreement (a)
10.16 Secured Promissory Note dated November 30, 1989 given to Principal Mutual Life Insurance Company (f)
10.18     Commercial Note with Norwest Bank Iowa, N.A.(k)
10.19 Casey's General Stores, Inc. 1991 Incentive Stock Option Plan (j) and amendment thereto (o)
10.21(a) Amended and Restated Employment Agreement with Donald F. Lamberti (z) and First Amendment thereto (aa)

10.22(a) Amended and Restated Employment Agreement with Ronald M. Lamb (z) and First Amendment thereto (aa) 10.24(a) Amended and Restated Employment Agreement with John G. Harmon (z) and First Amendment thereto (ii)
10.27     Non-Employee Directors' Stock Option Plan (s)
10.28     Term Note and Master Note with UMB Bank, n.a. (dd)
10.29     Form of "change of control" Employment Agreement (w)
10.30     Non-Qualified Supplemental Executive Retirement Plan (z)
10.31 Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (z)
10.32     Severance Agreement with Douglas K. Shull (bb)
10.33     Casey's General Stores, Inc. 2000 Stock Option Plan (ii)
10.34     Casey's General Stores 401(k) Plan
10.35     Trustar Directed Trust Agreement
11        Statement regarding computation of earnings per share (included in
          Exhibit 13)
13        Consolidated Financial Statements from 2003 Annual Report
21        Subsidiaries of Casey's General Stores, Inc. (gg)
23.1      Consent of KPMG LLP
31.1 Certificate of Ronald M. Lamb under Section 302 of Sarbanes Oxley Act of 2002
31.2 Certificate of Jamie H. Shaffer under Section 302 of Sarbanes Oxley Act of 2002
32.1 Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002
99.1      Cautionary Statement Relating to Forward-Looking Statements

----------

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

                                          CASEY'S GENERAL STORES, INC.
                                          (Registrant)


Date:  July 28, 2003                      By:        /s/ Ronald M. Lamb
                                             -----------------------------------
                                                      Ronald M. Lamb,
                                                  Chief Executive Officer
                                               (Principal executive officer)


Date:   July 28, 2003                     By:      /s/ Jamie H. Shaffer
                                             -----------------------------------
                                                      Jamie H. Shaffer
                                                  Vice President and Chief
                                                      Financial Officer
                                             (Authorized Officer and Principal
                                                      Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 28, 2003                      By:       /s/ Ronald M. Lamb
                                             -----------------------------------
                                                     Ronald M. Lamb
                                              Chief Executive Officer, Director

Date:  July 28, 2003                      By:       /s/ John G. Harmon
                                             -----------------------------------
                                                      John G. Harmon
                                               Secretary/Treasurer, Director


Date:  July 28, 2003                      By:    /s/ Patricia Clare Sullivan
                                             -----------------------------------
                                                  Patricia Clare Sullivan
                                                         Director


Date:  July 28, 2003                      By:     /s/ Kenneth H. Haynie
                                             -----------------------------------
                                                   Kenneth H. Haynie
                                                        Director


Date:  July 28, 2003                      By:      /s/ John R. Fitzgibbon
                                             -----------------------------------
                                                    John R. Fitzgibbon
                                                         Director


Date:  July 28, 2003                      By:       /s/ Jack P. Taylor
                                             -----------------------------------
                                                      Jack P. Taylor
                                                         Director

                                  EXHIBIT INDEX
                                  -------------

     The following exhibits are filed herewith:

Exhibit No.         Description
-----------         -----------------------------------------------------------

10.34               Casey's General Stores 401(k) Plan

10.35               Trustar Directed Trust Agreement

13 Consolidated Financial Statements from 2003 Annual Report to shareholders

23.1                Consent of KPMG LLP

31.1 Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2 Certification of Jamie H. Shaffer under Section 302 of the Sarbanes Oxley Act of 2002

32.1                Certificate of Ronald M. Lamb under Section 906 of
                    Sarbanes-Oxley Act of 2002

32.2 Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002

99.1                Cautionary Statement Relating to Forward-Looking Statements