Form 10-Q
period 2003-07-31
CASEYS GENERAL STORES INC
filed 2003-09-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2003

Commission File Number 0-12788

CASEY’S GENERAL STORES, INC.

(Exact name of registrant as specified in its charter)

IOWA	42-0935283
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ONE CONVENIENCE BOULEVARD, ANKENY, IOWA

(Address of principal executive offices)

50021

(Zip Code)

(515) 965-6100

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

As of September 2, 2003, the registrant had outstanding 49,826,016 shares of Common Stock, no par value.

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	July 31, 2003 (Unaudited)	April 30, 2003 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$52,662	40,544
Receivables	5,793	5,742
Inventories	72,374	63,009
Prepaid expenses	5,084	4,590
Income tax receivable	—	2,989

Total current assets	135,913	116,874

Other assets	1,127	808

Property and equipment, net of accumulated depreciation July 31, 2003, $379,593 April 30, 2003, $368,123	661,967	657,643

	$799,007	775,325

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Continued)

(DOLLARS IN THOUSANDS)

	July 31, 2003 (Unaudited)	April 30, 2003 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$31,219	$19,897
Accounts payable	72,798	64,880
Accrued expenses	30,545	32,561
Income taxes payable	2,323	—

Total current liabilities	136,885	117,338

Long-term debt, net of current maturities	149,556	162,394
Deferred income taxes	89,621	86,871
Deferred compensation	4,905	4,484

Total liabilities	380,967	371,087

Shareholders’ equity
Preferred stock, no par value	—	—
Common Stock, no par value	41,225	40,008
Retained earnings	376,815	364,230

Total shareholders’ equity	418,040	404,238

	$799,007	775,325

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2003	2002
Net sales	$609,371	550,497
Franchise revenue	503	708

	609,874	551,205

Cost of goods sold	495,540	443,909
Operating expenses	77,150	72,897
Depreciation and amortization	12,165	11,635
Interest, net	3,245	3,351

	588,100	531,792

Income before income taxes	21,774	19,413
Federal and state income taxes	7,947	7,222

Net income	$13,827	12,191

Earnings per share
Basic	$.28	.25

Diluted	$.28	.25

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2003	2002
Cash flows from operations:
Net income	$13,827	12,191
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,165	11,635
Loss on sale of property and equipment	384	685
Deferred income taxes	2,750	2,000
Changes in assets and liabilities:
Receivables	(51)	(239)
Inventories	(9,365)	(7,218)
Prepaid expenses	(494)	(281)
Accounts payable	7,918	(2,828)
Accrued expenses	(2,016)	965
Income taxes payable	5,312	13,336
Other, net	102	36

Net cash provided by operations	30,532	30,282

Cash flows from investing:
Purchase of property and equipment	(18,250)	(17,553)
Proceeds from sale of property and equipment	1,422	198

Net cash used in investing activities	(16,828)	(17,355)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2003	2002
Cash flows from financing:
Payment of long-term debt	(1,561)	(1,501)
Net activity of short-term debt	—	(5,275)
Proceeds from exercise of stock options	1,217	11
Payment of cash dividends	(1,242)	(1,240)

Net cash used in financing activities	(1,586)	(8,005)

Net increase in cash and cash equivalents	12,118	4,922
Cash and cash equivalents at beginning of the period	40,544	18,946

Cash and cash equivalents at end of the period	$52,662	23,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three Months Ended July 31,
	2003	2002
Cash paid (received) during the year for
Interest, net of amount capitalized	$4,633	4,730
Income taxes	(115)	(8,114)
Noncash investing and financing activities
Property and equipment acquired through an installment purchase or a capitalized lease obligation	45	250

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2003, and the results of operations for the three months ended July 31, 2003 and 2002, and changes in cash flows for the three months ended July 31, 2003 and 2002. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement.

4.	The Company accounts for environmental contamination costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination. EITF No. 90-8 allows these costs to be capitalized if the costs extend the life of the asset or if the costs mitigate or prevent environmental contamination that has yet to occur. The Company also offsets these capitalized costs by any refunds received under the reimbursement programs described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Results of Operations” herein.

5.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2003. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Results of Operations (Dollars in Thousands)

Casey’s derives its revenue from the retail sale of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages and non-food products such as health and beauty aids, tobacco products, automotive products and gasoline by Company stores and from wholesale sales of certain grocery and general merchandise items and gasoline to franchised stores. The Company also generates revenues from continuing monthly royalties based on sales by franchised stores, sign and facade rental fees and the provision of certain maintenance, transportation and construction services to the Company’s franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its second or third year of operation.

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2003, the Company’s ratio of current assets to current liabilities was .99 to 1. The ratio at July 31, 2002 and April 30, 2003, was .93 to 1 and 1 to 1, respectively. Management believes that the Company’s current bank lines of credit of $35,000, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $551 (1.9%) in the three months ended July 31, 2003 from the comparable period in the prior year, primarily as a result of larger net income and an accounts payable increase being offset by reduction in accrued expenses and a smaller increase in income taxes payable. Cash used in investing in the three months ended July 31, 2003 decreased primarily due to the proceeds received from the sale of property and equipment. Cash used in financing decreased, primarily as a result of the proceeds from the exercise of stock options.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2004, the Company expended $18,250 for property and equipment, primarily for the construction and remodeling of Company stores, compared to $17,553 for the comparable period in the prior year. The Company anticipates expending approximately $70,000 in fiscal 2004 for acquisition, construction and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of July 31, 2003, the Company had long-term debt of $149,556, consisting of $1,500 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $45,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $68,571 in principal amount of 7.89% Senior Notes, Series A, $4,315 of mortgage notes payable, and $170 of capital lease obligations.

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

Interest on the 7.38% Senior Notes is payable semi-annually on the twenty-eighth day of June and December in each year, commencing June 28, 1996, and at maturity, at the rate of 7.38% per annum. The 7.38% Senior Notes mature on December 28, 2020, with payments of principal commencing December 28, 2010 and ending June 28, 2020, inclusive, with the remaining principal payable at maturity on December 28, 2020. The Company may prepay the 7.38% Senior Notes in whole or in part at any time in an amount not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of December 1, 1995 between the Company and the purchaser of the 7.38% Senior Notes.

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

Interest on the 7.89% Senior Notes, Series A, is payable semi-annually on the 15th day of May and November in each year, commencing November 15, 2000, and at maturity, at the rate of 7.89% per annum. The 7.89% Senior Notes mature on May 15, 2010, with payments of principal commencing on May 15, 2004 and on each May 15 thereafter to and including May 15, 2009, with the remaining principal payable at maturity on May 15, 2010. The Company may prepay the 7.89% Senior Notes in whole or in part at any time in an amount not less than $2,000 in the case of a partial prepayment at a redemption price calculated in accordance with the Note Purchase Agreement dated as of May 1, 2000 between the Company and the purchasers of the 7.89% Senior Notes.

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

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,633 USTs, of which 2,284 are fiberglass and 349 are steel.

Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2003 and 2002, the Company spent approximately $1,138 and $757, respectively, for assessments and remediation. During the three months ended July 31, 2003, the Company expended approximately $222 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2003, a total of approximately $6,800 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has an accrued liability at July 31, 2003 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002 (Dollars in Thousands)

Net sales for the first quarter of fiscal 2004 increased by $58,874 (10.7%) over the comparable period in fiscal 2003. Retail gasoline sales increased by $53,868 (17.2%) as the number of gallons sold increased by 21,418 (9%) while the average retail price per gallon increased 7.6%. During this same period, retail sales of grocery and general merchandise increased by $9,310 (4.1%) due to the addition of 30 new Company Stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 81.3% for the first quarter of fiscal 2004, compared to 80.6% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 6.9%) during the first quarter of fiscal 2004 from the first quarter of the prior year (7.5%). The gross profit margin per gallon also decreased (to $.0973) in the first quarter of fiscal 2004 from the comparable period in the prior year ($.0988). However, the gross profits on retail sales of grocery and general merchandise increased (to 37.4%) from the comparable period in the prior year (36.5%), primarily due to an increased margin in the grocery category, and also an increase in the prepared food margin (to 60.8%) from the comparable period in the prior year (59.1%).

Operating expenses as a percentage of net sales were 12.7% for the first quarter of fiscal 2004 compared to 13.2% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by a increase in the average retail price per gallon of gasoline sold. Operating expenses increased 5.8% in the first quarter of 2004 from the comparable period in the prior year, primarily due to higher insurance costs, increased bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores.

Net income increased by $1,636 (13.4%). The increase in net income was attributable primarily to the increase in the gross profit margin of grocery and general merchandise.

Cautionary Statement

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors described in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99.1 to the Form 10-K for the fiscal year ended April 30, 2003.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

At July 31, 2003, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of July 1, 2003 would have an immaterial effect on the Company’s pretax earnings.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company from time to time is a party to legal proceedings arising from the conduct of its business operations, including proceedings relating to personal injury and employment claims, environmental remediation or contamination, disputes under franchise agreements and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Management does not believe that the potential liability of the Company with respect to such proceedings pending as of the date of this Form 10-Q is material individually or in the aggregate.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

4.2	Rights Agreement between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent(a), and amendments thereto (b), (c), (d), (i), (j)

4.3	Note Agreement dated as of February 1, 1993 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (e) and First Amendment thereto (f)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (f)

4.5	Note Agreement dated as of December 1, 1997 among the Company and Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America and TMG Life Insurance Company (g)

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (i)

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series

2000-A (k)

11	Statement regarding computation of per share earnings

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Jamie H. Shaffer under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002

99.1	Cautionary Statement Relating to Forward-Looking Statements (h)

(a)	Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights.
(b)	Incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990.
(c)	Incorporated by reference from the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994.
(d)	Incorporated by reference from the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994.
(e)	Incorporated by reference from the Current Report on Form 8-K filed February 18, 1993.
(f)	Incorporated by reference from the Current Report on Form 8-K filed January 11, 1996.
(g)	Incorporated by reference from the Current Report on Form 8-K filed January 7, 1998.
(h)	Incorporated by reference from the Quarterly Report on Form 10-K for the fiscal year ended April 30, 2003.
(i)	Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.
(j)	Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.
(k)	Incorporated by reference from the Current Report on Form 8-K filed May 23, 2000.

(b) Reports on Form 8-K. On June 10, 2003, the Company filed a Form 8-K report with respect to the press release issued on that date concerning the fiscal 2003 year-end financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 4, 2003	By:	/s/ Jamie H. Shaffer
	Its:	Vice President & Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

11	Statement regarding computation of per share earnings

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Jamie H. Shaffer under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002