Form 10-Q
period 2003-10-31
CASEYS GENERAL STORES INC
filed 2003-12-12
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2003

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

As of December 8, 2003, the registrant had outstanding 49,865,162 shares of Common Stock, no par value.

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	October 31, 2003	April 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,758	40,544
Receivables	5,213	5,742
Inventories	68,283	63,009
Prepaid expenses	5,271	4,590
Income tax receivable	—	2,989

Total current assets	136,525	116,874

Other assets	1,129	808
Property and equipment, net of accumulated depreciation October 31, 2003, $389,720 April 30, 2003, $368,123	671,626	657,643

	$809,280	775,325

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Continued)

(Dollars in Thousands)

	October 31, 2003	April 30, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$30,194	19,897
Accounts payable	68,591	64,880
Accrued expenses	30,637	32,561
Income taxes payable	1,360	—

Total current liabilities	130,782	117,338

Long-term debt, net of current maturities	148,521	162,394

Deferred income taxes	92,371	86,871

Deferred compensation	5,078	4,484

Total liabilities	376,752	371,087

Shareholders’ equity:
Preferred stock, no par value	—	—
Common Stock, no par value	41,686	40,008
Retained earnings	390,842	364,230

Total shareholders’ equity	432,528	404,238

	$809,280	775,325

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net sales	$610,944	548,480	1,220,315	1,098,977
Franchise revenue	463	649	966	1,357

	611,407	549,129	1,221,281	1,100,334

Cost of goods sold	493,634	438,731	989,174	882,640
Operating expenses	77,564	74,051	154,714	146,948
Depreciation and amortization	12,317	11,760	24,482	23,395
Interest, net	3,056	3,179	6,301	6,530

	586,571	527,721	1,174,671	1,059,513

Income before income taxes	24,836	21,408	46,610	40,821

Federal and state income taxes	9,066	7,963	17,013	15,185

Net income	$15,770	13,445	29,597	25,636

Earnings per share
Basic	$.32	.27	.59	.52

Diluted	$.32	.27	.59	.52

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended October 31,
	2003	2002
Cash flows from operations:
Net income	$29,597	25,636
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24,482	23,395
Loss on sale of property and equipment	543	1,754
Deferred income taxes	5,500	4,000
Changes in assets and liabilities:
Receivables	529	(1,254)
Inventories	(5,274)	(5,985)
Prepaid expenses	(681)	(516)
Accounts payable	3,711	(6,538)
Accrued expenses	(1,924)	1,545
Income taxes payable/receivable	4,349	12,116
Other, net	273	71

Net cash provided by operations	61,105	54,224

Cash flows from investing:
Purchase of property and equipment	(40,854)	(34,205)
Proceeds from sale of property and equipment	2,516	321
Sale of investments	—	10

Net cash used in investing activities	(38,338)	(33,874)

	Six Months Ended October 31,
	2003	2002
Cash flows from financing:
Payments on long-term debt	(4,246)	(3,022)
Net activity of short-term debt	—	(5,275)
Proceeds from exercise of stock options	1,678	209
Payment of cash dividends	(2,985)	(2,481)

Net cash used in financing activities	(5,553)	(10,569)

Net increase in cash and cash equivalents	17,214	9,781
Cash and cash equivalents at beginning of the period	40,544	18,946

Cash and cash equivalents at end of the period	$57,758	28,727

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six Months Ended October 31,
	2003	2002
Cash paid (received) during the year for
Interest, net of amount capitalized	$6,506	6,696
Income taxes	7,164	(931)
Noncash investing and financing activities
Property and equipment acquired through installment purchases	670	530

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2003, and the results of operations for the six and three months ended October 31, 2003 and 2002, and changes in the cash flows for the six months ended October 31, 2003 and 2002. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement.

4.	The Company accounts for environmental contamination costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination. EITF No. 90-8 allows these costs to be capitalized if the costs extend the life of the asset or if the costs mitigate or prevent environmental contamination that has yet to occur. The Company also offsets these capitalized costs by any refunds received under the reimbursement programs described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Results of Operations” herein.

5.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2003. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2003, the Company’s ratio of current assets to current liabilities was 1.04 to 1. The ratio at October 31, 2002 and April 30, 2003, was 1.01 to 1 and 1 to 1, respectively. Management believes that the Company’s current bank line of credit of $35,000, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $6,881 (12.7%) in the six months ended October 31, 2003 from the comparable period in the prior year, primarily as a result of larger net income and an accounts payable increase. However, this result was partially offset by a reduction in accrued expenses and a smaller increase in income taxes payable. Cash used in investing in the six months ended October 31, 2003 increased due to the increase in the purchase of property and equipment. Cash used in financing decreased, primarily as a result of the proceeds from the exercise of stock options and no activity in the short-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2004, the Company expended $40,854 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $34,205 for the comparable period in the prior year. The Company anticipates expending approximately $70,000 in fiscal 2004 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of October 31, 2003, the Company had long-term debt of $148,521, consisting of $750 in principal amount of 7.70% Senior Notes, $30,000 in principal amount of 7.38% Senior Notes, $45,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $68,571 in principal amount of 7.89% Senior Notes, Series A, $4,157 of mortgage notes payable, and $43 of capital lease obligations.

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

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The

Company currently has 2,649 USTs, of which 2,304 are fiberglass and 345 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2003 and 2002, the Company spent approximately $1,138 and $757, respectively, for assessments and remediation. During the six months ended October 31, 2003, the Company expended approximately $598 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2003, approximately $7,000 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. The Company has an accrued liability at October 31, 2003 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002 (Dollars and Amounts in Thousands)

Net sales for the second quarter of fiscal 2004 increased by $62,465 (11.4%) over the comparable period in fiscal 2003. Retail gasoline sales increased by $58,238 (18.1%) as the number of gallons sold increased by 14,625 (6.2%) while the average retail price per gallon increased 11.2%. During this same period, retail sales of grocery and general merchandise increased by $7,837 (3.6%) due to the addition of 33 new Company Stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 80.8% for the second quarter of fiscal 2004, compared to 80.0% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 7.9%) during the second quarter of fiscal 2004 from the second quarter of the prior year (8.3%). However, the gross profit margin per gallon increased (to $.1191) in the second quarter of fiscal 2004 from the comparable period in the prior year ($.1125). The gross margins on retail sales of grocery and general merchandise increased (to 38.7%) from the comparable period in the prior year (38.5%) due primarily to the increase in the prepared food margin (to 62.8%) from the comparable period in the prior year (60.1%).

Operating expenses as a percentage of net sales were 12.7% for the second quarter of fiscal 2004 compared to 13.5% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by a increase in the average retail price per gallon of gasoline sold. Operating expenses increased 4.7% in the second quarter of 2004 from the comparable period in the prior year, primarily due to higher insurance costs, increased bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores.

Net income increased by $2,325 (17.3%). The increase in net income was attributable primarily to the improved gross profit margins on inside sales and an improved gross margin per gallon of gasoline sold.

Six Months Ended October 31, 2003 Compared to Six Months Ended October 31, 2002 (Dollars and Amounts in Thousands)

Net sales for the first six months of fiscal 2004 increased by $121,338 (11%) over the comparable period in fiscal 2003. Retail gasoline sales increased by $112,106 (17.6%) as the number of gallons sold increased by 36,042 (7.6%) and the average retail price per gallon increased 9.3%. During this same period, retail sales of grocery and general merchandise increased by $17,147 (3.9%) due to the addition of 33 new Company stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 81.1% for the first six months of fiscal 2004 compared to 80.3% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (to 7.4%) during the first six months of fiscal 2004 from the comparable period in the prior year (7.9%). However, the gross profit margin per gallon increased in the first six months of fiscal 2004 (to $.1081) from the comparable period in the prior year ($.1056). The gross profits on retail sales of grocery and general merchandise also increased (to 38.1%) from the comparable period in the prior year (37.5%) due primarily to the increase in the prepared food margin (to 61.8%) from the comparable period in the prior year (59.6%).

Operating expenses as a percentage of net sales were 12.7% for the first six months of fiscal 2004 compared to 13.4% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by a increase in the average retail price per gallon of gasoline sold. Operating expenses increased 5.3% in the first six months of 2004 from the comparable period in the prior year, primarily due to higher insurance costs, increased bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores.

Net income increased by $3,961 (15.5%). The increase in net income was attributable primarily to the improved gross profit margins on inside sales and an improved gross profit margin per gallon of gasoline sold.

Cautionary Statement

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors described in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2003.

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

At October 31, 2003, the Company had no derivative instruments, but management is aware of the provisions of SFAS No. 133 (as amended by SFAS Nos. 137 and 138) establishing accounting and reporting standards for derivative instruments.

The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of October 31, 2003 would have an immaterial effect on the Company’s pretax earnings.

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

At the Annual Meeting of shareholders held on September 19, 2003, seven directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

The votes cast or withheld for each nominee were as follows:

Name	Number of Shares Voting For	Number of Shares that Withheld Authority
Donald F. Lamberti	42,627,249	4,617,564
John R. Fitzgibbon	42,367,543	4,877,270
Ronald M. Lamb	42,423,991	4,820,822
Patricia Clare Sullivan	42,364,457	4,880,356
John G. Harmon	43,087,168	4,157,645
Kenneth H. Haynie	27,936,284	19,308,529
John P. Taylor	42,397,568	4,847,245

Item 5.	Other Information.

At its December 2, 2003 meeting, the Board of Directors approved two officer promotions: William Walljasper to Vice President-Finance and Julie Jackowski to Vice President-Human Resources. The Board also reconstituted the membership of its Audit, Compensation and Nominating Committees, effective immediately, as follows:

Audit	Jack Taylor, Chair
John R. Fitzgibbon
Patricia C. Sullivan

Compensation	John R. Fitzgibbon, Chair
Patricia C. Sullivan
Jack Taylor

Nominating	Patricia C. Sullivan, Chair
John R. Fitzgibbon
Jack Taylor

Item 6.	Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

Exhibit No.	Description

4.2	Rights Agreement dated as of June 14, 1989 between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent(a) and amendments thereto (b),(c),(d),(i),(j)

4.3	Note Agreement dated as of February 1, 1993 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (e) and First Amendment thereto (f)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (f)

4.5	Note Agreement dated as of December 1, 1997 among the Company and Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America and TMG Life Insurance Company (g)

4.6	Note Agreement dated as of April 15, 1999 among Casey’s General Stores, Inc. and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through F (i)

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (k)

11	Statement regarding computation of per share earnings

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Jamie H. Shaffer under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002

99	Cautionary Statement Relating to Forward-Looking Statements (h)

(a)	Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights.

(b)	Incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990.

(c)	Incorporated by reference from the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994.

(d)	Incorporated by reference from the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994.

(e)	Incorporated by reference from the Current Report on Form 8-K filed February 18, 1993.

(f)	Incorporated by reference from the Current Report on Form 8-K filed January 11, 1996.

(g)	Incorporated by reference from the Current Report on Form 8-K filed January 7, 1998.

(h)	Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997.

(i)	Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.

(j)	Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.

(k)	Incorporated by reference from the Current Report on Form 8-K filed May 22, 2000.

(b) Reports on Form 8-K. On September 2, 2003, the Company filed a Form 8-K report with respect to the press release issued on that date concerning the financial results for the fiscal quarter ended July 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 3, 2003	By:	/s/ JAMIE H. SHAFFER

Jamie H. Shaffer Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

11	Statement regarding computation of per share earnings

31.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002