Form 10-Q
period 2004-01-31
CASEYS GENERAL STORES INC
filed 2004-03-15
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2004

Commission File Number 0-12788

CASEY’S GENERAL STORES, INC.

(Exact name of registrant as specified in its charter)

IOWA	42-0935283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of March 4, 2004, the registrant had outstanding 49,992,362 shares of Common Stock, no par value.

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	January 31, 2004 (Unaudited)	April 30, 2003
ASSETS

Current assets:
Cash and cash equivalents	$46,219	40,544
Receivables	5,427	5,742
Inventories	72,976	65,259
Prepaid expenses	4,883	4,590
Income tax receivable	9,091	2,161

Total current assets	138,596	118,296

Other assets	1,035	808

Property and equipment, net of accumulated depreciation January 31, 2004, $400,003 April 30, 2003, $368,123	676,710	657,643

	$816,341	776,747

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Continued)

(Dollars in Thousands)

	January 31, 2004 (Unaudited)	April 30, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$25,889	19,897
Accounts payable	73,535	64,880
Accrued expenses	28,701	32,561

Total current liabilities	128,125	117,338

Long-term debt, net of current maturities	147,490	162,394

Deferred income taxes	95,121	86,871

Deferred compensation	5,247	4,484

Total liabilities	375,983	371,087

Shareholders’ equity
Preferred stock, no par value	—	—
Common stock, no par value	43,807	40,008
Retained earnings	396,551	365,652

Total shareholders’ equity	440,358	405,660

	$816,341	776,747

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net sales	$544,951	511,948	1,765,266	1,610,925
Franchise revenue	394	589	1,360	1,946

	545,345	512,537	1,766,626	1,612,871

Cost of goods sold	449,292	413,020	1,438,466	1,294,535
Operating expenses	75,898	71,732	230,612	218,680
Depreciation and amortization	12,460	11,921	36,942	35,316
Interest, net	2,989	3,270	9,290	9,800

	540,639	499,943	1,715,310	1,558,331

Income before income taxes	4,706	12,594	51,316	54,540

Federal and state income taxes (benefit)	(1,135)	4,685	15,878	20,289

Net income	$5,841	7,909	35,438	34,251

Earnings per common share
Basic	$.12	.16	.71	.69

Diluted	$.12	.16	.71	.69

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended January 31,
	2004	2003
Cash flows from operations:
Net income	$35,438	34,251
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	36,942	35,316
Loss on sale of property and equipment	918	1,726
Deferred income taxes	8,250	6,000
Changes in assets and liabilities:
Receivables	315	272
Inventories	(7,717)	(14,200)
Prepaid expenses	(293)	(405)
Accounts payable	8,655	(12,562)
Accrued expenses	(3,860)	1,395
Income taxes	(6,426)	8,347
Other, net	539	110

Net cash provided by operations	72,761	60,250

Cash flows from investing:
Purchase of property and equipment	(58,364)	(49,809)
Proceeds from sale of property and equipment	2,820	1,015
Sale of investments	—	10

Net cash used in investing activities	(55,544)	(48,784)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(Dollars in Thousands)

	Nine Months Ended January 31,
	2004	2003
Cash flows from financing:
Payments of long-term debt	(10,108)	(8,153)
Net activity of short-term debt	—	(2,875)
Proceeds from exercise of stock options	3,295	214
Payments of cash dividends	(4,729)	(3,722)

Net cash used in financing activities	(11,542)	(14,536)

Net increase (decrease) in cash and cash equivalents	5,675	(3,070)
Cash and cash equivalents at beginning of the year	40,544	18,946

Cash and cash equivalents at end of the quarter	$46,219	15,876

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine Months Ended January 31,
	2004	2003
Cash paid during the year for Interest, net of amount capitalized	$10,945	11,318
Income taxes	14,163	5,942

Noncash investing and financing activities
Property and equipment acquired through installment purchases	1,195	530
Increase in common stock and increase in income taxes receivable due to tax benefits related to nonqualified stock options	504	100

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2004, and the results of operations for the three and nine months ended January 31, 2004 and 2003, and changes in cash flows for the nine months ended January 31, 2004 and 2003. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees to franchisees, and rent for franchise signage and facades are recognized monthly as earned. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement.

4.	The Company accounts for environmental contamination costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination. EITF No. 90-8 allows these costs to be capitalized if the costs extend the life of the asset or if the costs mitigate or prevent environmental contamination that has yet to occur. The Company also offsets these capitalized costs by any refunds received under the reimbursement programs described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

5.	During the third quarter of fiscal 2004, the Company implemented a change in accounting principle from valuing retail gasoline inventories at the lower of cost or market utilizing the last-in, first-out (LIFO) method to valuing retail gasoline inventories at the lower of cost or market utilizing the first-in, first-out (FIFO) method. This change was adopted because the FIFO method better measures the current value of gasoline inventory, provides a more accurate reflection of the Company’s financial position and more closely matches the actual costs and revenues associated with the sale of gasoline. The April 30, 2003 Consolidated Balance Sheet and the three months ended and the nine months ended January 31, 2003 Consolidated Statement of Operations and nine month ended Consolidated Statement of Cash Flows have been restated to apply the new method retroactively.

Due to the change in accounting principle, inventory previously reported as of April 30, 2003 increased $2,250. The balance of retained earnings and taxes payable has also increased by $1,422 and $828, respectively, to reflect retroactive application of this new accounting method. Also, as a result of this change, the effect on the net income previously reported for the three months ended and the nine months ended January 31, 2003 is presented in the following table.

	Three Months Ended January 31, 2003		Nine Months Ended January 31, 2003
(Dollars in thousands except per share amounts)	As previously reported	As restated for LIFO to FIFO	As previously reported	As restated for LIFO to FIFO
Net income	$6,967	7,909	32,603	34,251

Earnings per common share
Basic	$0.14	0.16	0.66	0.69
Diluted	$0.14	0.16	0.66	0.69

Weighted average shares outstanding
Basic	49,650,045		49,639,534
Diluted	49,744,468		49,731,502

6.	The Company’s effective rate on a year to date basis is expected to be lowered to 35.6% from 36.5% in the prior quarter and 37.2% for the nine months ended January 31, 2003. The provision for the three months ended January 31, 2004 includes a favorable adjustment of approximately $400 due to the year to date effective rate change and one time tax benefits of approximately $2,500. Included in the one time benefit are approximately $200 of tax legislative changes, $1,100 adjusting prior estimated federal and state credits to actual, $500 of available credits and state tax benefits previously not taken, and $700 due to the resolution of tax exposure items.

7.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2003. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On January 31, 2004, there were a total of 1,359 Casey’s General Stores in operation, of which 1,314 were owned by the Company and 45 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third year of operation.

The Company derives its revenue from the retail sale of gasoline and the products offered in Company stores, and from the wholesale sale of certain grocery and general merchandise items and gasoline to franchised stores. The Company also generates a small amount of its revenues from the Company’s franchisees.

Approximately 62% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 11% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to Company and franchised stores.

Total gross profit was down 3.3% to $95.7 million for the quarter and up 3.4% to $327.1 million year to date. Gross profit was adversely affected by third quarter gas and cigarette margins. Rising gasoline costs and poor winter weather contributed to the gas margins, and cigarette sales and tobacco margins were impacted by changes in manufacturers’ wholesale programs and retail display allowances, as well as a continued shift to lower-price brands.

During the quarter the Company completed a comprehensive tax review resulting in an adjustment to income tax expense. The Company’s effective rate on a year to date basis is expected to be lowered to 35.6% from 36.5% in the prior quarter and 37.2% for the nine months ended January 31, 2003. The provision for the three months ended January 31, 2004 includes a favorable adjustment of approximately $400 due to the year to date effective rate change and one time tax benefits of approximately $2,500. Included in the one time benefit are approximately $200 of tax legislative changes, $1,100 adjusting prior estimated federal and state credits to actual, $500 of available credits and state tax benefits previously not taken, and $700 due to the resolution of tax exposure items.

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003 (Dollars and Amounts in Thousands)

Net sales for the third quarter of fiscal 2004 increased by $33,002 (6.4%) over the comparable period in fiscal 2003. Retail gasoline sales increased by $32,160 (10.3%) as the number of gallons sold increased by 8,627 (3.7%) while the average retail price per gallon increased 6.4%. During this same period, retail sales of grocery and general merchandise increased by $6,060 (3.2%) due to the addition of 39 new Company Stores during the current year and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 82.4% for the third quarter of fiscal 2004, compared to 80.7% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 6.4%) during the third quarter of fiscal 2004 from the third quarter of the prior year (8.9%) due to the gross profit margin per gallon decreasing (to $.0906) from the comparable period in the prior year ($.1187). The gross profits on retail sales of grocery and general merchandise increased (to 37.4%) from the comparable period in the prior year (36.9%), primarily due to the increase in sales and margins on specialty merchandise and new age drinks.

Operating expenses as a percentage of net sales were 13.9% for the third quarter of fiscal 2004 compared to 14% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by a increase in the average retail price per gallon of gasoline sold. Operating expenses increased 5.8% in the third quarter of 2004 from the comparable period in the prior year, primarily due to higher insurance costs, increased bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores.

Income tax expense decreased $5,820 (124.2%). The decrease is primarily due to a reduction of pretax income, as well as a favorable adjustment of approximately $400 due to the year to date effective rate change and one time tax benefits of approximately $2,500 described in the overview section.

Net income decreased by $2,068 (26.1%). The decrease in net income was attributable primarily to the decrease in the gross profit margins on retail gasoline sales. Net income declined less than pretax income due to the offset by the income tax benefit recorded during the quarter.

Nine Months Ended January 31, 2004 Compared to Nine Months Ended January 31, 2003 (Dollars and Amounts in Thousands)

Net sales for the first nine months of fiscal 2004 increased by $154,341 (9.6%) over the comparable period in fiscal 2003. Retail gasoline sales increased by $144,266 (15.2%) as the number of gallons sold increased by 44,670 (6.3%) while the average retail price per gallon increased 8.4%. During this same period, retail sales of grocery and general merchandise increased by $23,207 (3.7%) due to the addition of 39 new Company stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 81.5% for the first nine months of fiscal 2004 compared to 80.4% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (to 7.1%) during the first nine months of fiscal 2004 from the comparable period in the prior year (8.3%) due to the gross profit margin per gallon decreasing (to $.1029) from the comparable period in the prior year ($.1115). The gross profits on retail sales of grocery and general merchandise increased (to 37.9%) from the comparable period in the prior year (37.3%), primarily due to the increase in the prepared foods margin (to 61.3%) from the comparable period in the prior year (59.8%).

Operating expenses as a percentage of net sales were 13.1% for the first nine months of fiscal 2004 compared to 13.6% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by a increase in the average retail price per gallon of gasoline sold. Operating expenses increased 5.5% in the first nine months of 2004 from the comparable period in the prior year, primarily due to higher insurance costs, increased bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores.

Income tax expense decreased $4,411 (21.7%). The decrease is primarily due to a favorable adjustment of approximately $400 due to the year to date effective rate change and one time tax benefits of approximately $2,500.

Net income increased by $1,187 (3.5%). The slight increase in net income was attributable primarily to the increase in the gross profit margins on retail sales of grocery and general merchandise and the decrease in income tax expense. However, most of this increase was offset by the decrease in the gross profit margins on retail gasoline sales.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.

Inventory. Inventories are stated at the lower of cost or market. Gasoline inventories are valued using the first-in, first-out (FIFO) method. Merchandise inventories are valued using the last-in, first-out (LIFO) method, applied to inventory values determined by the retail inventory method (RIM) for store inventories and the FIFO method for warehouse inventories. RIM is an averaging method widely used in the retail industry because of its practicality.

Under RIM, inventory valuations are at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to sales. Inherent in the RIM calculations are certain management judgments and estimates, which could affect the ending inventory valuation at cost and the resulting gross margins.

Long-lived Assets. The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from professional appraisals, offers, actual sale or disposition of assets subsequent to year end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis.

Self-insurance. The Company is primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the time frame of development, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2004, the Company’s ratio of current assets to current liabilities was 1.08 to 1. The ratio at January 31, 2003 and April 30, 2003 was 1.06 to 1 and 1.01 to 1, respectively. Management believes that the Company’s current bank line of credit of $35,000, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $12,511 (20.8%) in the nine months ended January 31, 2004 from the comparable period in the prior year, primarily as a result of a smaller increase in inventories. However, this result was partially offset by a reduction in accrued expenses, a large increase in the income tax receivable and an accounts payable increase. Cash used in investing in the nine months ended January 1, 2004 increased due to the increase in the purchase of property and equipment. Cash used in financing decreased, primarily as a result of the proceeds from the exercise of stock options and no activity in the short-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2004, the Company expended $58,364 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $49,809 for the comparable period in the prior year. The Company anticipates expending approximately $70,000 in fiscal 2004 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of January 31, 2004, the Company had long-term debt of $147,490, consisting of $30,000 in principal amount of 7.38% Senior Notes, $45,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $68,572 in principal amount of 7.89% Senior Notes, Series A, $3,685 of mortgage notes payable, and $233 of capital lease obligations.

Interest on the 7.70% Notes is payable on the 15th day of each month at the rate of 7.70% per annum. Principal of the 7.70% Notes matures in forty quarterly installments beginning March 15, 1995. The Company may prepay the 7.70% Notes in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated as of February 1, 1993 between the Company and the purchasers of the 7.70% Notes. All remaining principal payments are classified as current maturities of long-term debt.

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

To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of 6 1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the above-described Senior Notes, a mortgage note, and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

Cautionary Statements (Dollars in Thousands)

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

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2003:

Competition. The Company’s business is highly competitive, and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in Company stores. Many of the food (including prepared foods) and non-food items similar or identical to those sold by the Company are generally available from a variety of competitors in the communities served by Company stores, and the Company competes with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants and “fast-food” outlets (with respect to the sale of prepared foods). Sales of such non-gasoline items (particularly prepared food items) have contributed substantially to the Company’s gross profits from retail sales in recent years. Gasoline sales are also intensely competitive. The Company competes with both independent and national brand gasoline stations in the sale of gasoline, other convenience store chains and several non-traditional gasoline retailers such as supermarkets in specific markets. Some of these other gasoline retailers may have access to more favorable arrangements for gasoline supply then do the Company or the firms that supply its stores. Some of the Company’s competitors have greater financial, marketing and other resources than the Company, and, as a result, may be able to respond better to changes in the economy and new opportunities within the industry.

Gasoline operations. Gasoline sales are an important part of the Company’s sales and earnings, and retail gasoline profit margins have a substantial impact on the Company’s net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including the supply of gasoline available in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, increases in wholesale gasoline costs generally during a period and price competition from other gasoline marketers. The market for crude oil and domestic wholesale petroleum products is marked by significant volatility, and is affected by general political conditions and instability in oil producing regions such as the Middle East and Venezuela. The volatility of the wholesale gasoline market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on the Company’s operating results and financial conditions. These factors could materially impact the Company’s gasoline gallon volume, gasoline gross profit and overall customer traffic levels at Company stores. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by Company stores could have a material adverse effect on the Company’s earnings.

The Company purchases its gasoline from a variety of independent national and regional petroleum distributors. Although in recent years the Company’s suppliers have not experienced any difficulties in obtaining sufficient amounts of gasoline to meet the Company’s needs, unanticipated national and international events could result in a reduction of gasoline supplies available for distribution to the Company. Any substantial curtailment in gasoline supplied to the Company could adversely affect the Company by reducing its gasoline sales. Further, management believes that a significant amount of the Company’s business results from the patronage of customers primarily desiring to purchase gasoline and, accordingly, reduced gasoline supplies could adversely affect the sale of non-gasoline items. Such factors could have a material adverse impact upon the Company’s earnings and operations.

Tobacco Products. Sales of tobacco products represent a significant portion of the Company’s revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, could have an adverse affect on the demand for cigarettes sold by Company stores. The Company attempts to pass price increases onto its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the retail price of cigarettes, the volume of cigarettes sold by Company stores and overall customer traffic.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,674 USTs, of which 2,321 are fiberglass and 353 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2003 and 2002, the Company spent approximately $1,138 and $757, respectively, for assessments and remediation. During the nine months ended January 31, 2004, the Company expended approximately $876 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2004, approximately $7,100 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at January 31, 2004 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

Although the Company regularly accrues expenses for the estimated costs related to its future corrective action or remediation efforts, there can be no assurance that such accrued amounts will be sufficient to pay such costs, or that the Company has identified all environmental liabilities at all of its current store locations. In addition, there can be no assurance that the Company will not incur substantial expenditures in the future for remediation of contamination or related claims that have not been discovered or asserted with respect to existing store locations or locations that the Company may acquire in the future, or that the Company will not be subject to any claims for reimbursement of funds disbursed to the Company under the various state programs or that additional regulations, or amendments to existing regulations, will not require additional expenditures beyond those presently anticipated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Dollars in Thousands).

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of January 1, 2004 would have an immaterial effect on the Company’s pretax earnings.

The Company uses a variety of derivative instruments such as options and futures to hedge against the volatility of gasoline cost. The Company is at risk for possible changes in the market value for these derivative instruments. It is anticipated that such risk would be mitigated by price changes in the underlying hedged items. Market risks associated with all of the Company’s derivative contracts are reviewed regularly by management.

At January 31, 2004, the Company had accumulated net hedging losses before income taxes of $3 on its open options and future contracts. The amount represented their fair value as determined using various indices and dealer quotes. The Company had net hedging losses before income taxes of $170 at January 31, 2004 on closed options and futures contracts related to hedged transactions occurring in the nine months. These derivative contracts are not linked to specific assets or liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and therefore do not qualify for hedge accounting. They are carried at fair value with any changes in fair value recorded as part of cost of goods sold in the income statement.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

Exhibit No.	Description
4.2	Rights Agreement dated as of June 14, 1989 between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent(a) and amendments thereto (b),(c),(d),(i),(j)

4.3	Note Agreement dated as of February 1, 1993 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (e) and First Amendment thereto (f)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (f)

4.6	Note Agreement dated as of April 15, 1999 among Casey’s General Stores, Inc. and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through F (i)

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (k)

11	Statement regarding computation of per share earnings

18	Letter from KPMG LLP concerning change in accounting principles

31.1	Certificate of Ronald M. Lamb under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Jamie H. Shaffer under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002

99	Cautionary Statement Relating to Forward-Looking Statements (h)

(a)	Incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights.
(b)	Incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990.
(c)	Incorporated by reference from the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994.
(d)	Incorporated by reference from the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994.

(e)	Incorporated by reference from the Current Report on Form 8-K filed February 18, 1993.
(f)	Incorporated by reference from the Current Report on Form 8-K filed January 11, 1996.
(g)	Reserved.
(h)	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003.
(i)	Incorporated by reference from the Current Report on Form 8-K filed May 10, 1999.
(j)	Incorporated by reference from the Current Report on Form 8-K filed September 27, 1999.
(k)	Incorporated by reference from the Current Report on Form 8-K filed May 22, 2000.

(b) Reports on Form 8-K. On December 3, 2003, the Company filed a Form 8-K report with respect to the press release issued on that date concerning the financial results for the fiscal quarter ended October 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 15, 2004	By:	/s/ Jamie H. Shaffer
Jamie H. Shaffer
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
11	Statement regarding computation of per share earnings

18	Letter from KPMG LLP concerning change in accounting principles

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Jamie H. Shaffer under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002