Form 10-K
period 2004-04-30
CASEYS GENERAL STORES INC
filed 2004-07-14
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2004

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

Securities Registered pursuant to Section 12(b) of the Act

NONE

Securities Registered pursuant to Section 12(g) of the Act

COMMON STOCK

(Title of Class)

COMMON SHARE PURCHASE RIGHTS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price ($15.43 per share) as quoted on the NASDAQ National Market System on the last business day of the registrant’s most recently completed second fiscal quarter (October 31, 2003), was approximately $671,966,887.

At the close of business on July 8, 2004, the registrant had 50,046,862 shares of Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

1. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on September 17, 2004 (Items 10, 11, 12, 13, and 15 of Part III).

FORM 10-K

PART I

ITEM 1. BUSINESS

The Company

Casey’s General Stores, Inc. (Casey’s) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, shall be referred to herein as the Company) operate convenience stores under the name “Casey’s General Store” in 9 Midwest states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2004, there were a total of 1,358 Casey’s General Stores in operation, of which 1,322 were operated by the Company (Corporate Stores) and 36 stores were operated by franchisees (Franchise Stores). There were 15 Corporate Stores newly constructed and 24 stores purchased in fiscal 2004. There were no Franchise Stores newly opened in fiscal 2004. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to Corporate and Franchise Stores.

Approximately 63% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 11% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.

Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100) was incorporated in Iowa in 1967. Two of the Company’s subsidiaries, Casey’s Marketing Company (Marketing Company) and Casey’s Services Company (Services Company), also operate from the Corporate Headquarters facilities and were incorporated in Iowa in March 1995.

The Company’s Internet address is www.caseys.com. The Company makes available through its Web site, among other items, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Additionally, the Company discloses its Financial Code of Ethics and Code of Conduct on its Internet Web site, and intends to use its Web site to disclose any waiver to its Financial Code of Ethics and Code of Conduct to the extent such disclosure is legally required.

General

Casey’s General Stores seek to meet the needs of residents of small towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. The Company has been successful in operating Casey’s General Stores in small towns by offering, at competitive prices, a broader selection of products than does a typical convenience store.

In each of the past two fiscal years, the Company derived over 98% of its gross profits from retail sales by Corporate Stores. It also derived income from continuing monthly royalties based on sales by Franchise Stores; wholesale sales to Franchise Stores; sign and façade rental fees; and the provision of certain maintenance, transportation, and construction services to the Company’s franchisees. Sales at Casey’s General Stores historically have been strongest during the Company’s first and second quarters and relatively weaker during its third and fourth quarters. In the warmer months of the year (which comprise the Company’s first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice. Due to the continuing emphasis on higher-margin, freshly prepared food items, however, Casey’s net sales and net income have become somewhat less seasonal in recent years.

Corporate Subsidiaries

The Marketing Company and the Services Company were organized as Iowa corporations in March 1995, and both are wholly owned subsidiaries of Casey’s.

Casey’s operates Corporate Stores in Illinois, Kansas, Minnesota, Nebraska, and South Dakota. Casey’s also holds the rights to the Casey’s trademark and trade name and serves as franchisor in connection with the operation of Franchise Stores. The Marketing Company owns and has responsibility for the operation of Corporate Stores in Iowa, Missouri, Wisconsin, and, effective May 1, 2004, in Indiana. The Marketing Company also has responsibility for all Company wholesale operations, including the operation of the Casey’s Distribution Center. The Services Company provides a variety of construction and transportation services for all Corporate Stores.

Casey’s East Central, Inc. (Casey’s East Central), an Iowa corporation, was organized as a wholly owned subsidiary of the Marketing Company in April 1999. At the same time, Casey’s East Central and Casey’s formed Casey’s Enterprises, LLC (Casey’s Enterprises), an Iowa limited liability company, for the purpose of owning and operating Corporate Stores in Indiana. Effective April 30, 2004, Casey’s Enterprises was merged into Casey’s East Central and, effective May 1, 2004, Casey’s East Central was merged into the Marketing Company.

Store Operations

Products Offered

Each Casey’s General Store typically carries approximately 1,800 food and nonfood items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 83% of the stores offer beer. The nonfood items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, and automotive products.

All of the Casey’s General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol offered by the stores generally are sold under the Casey’s name, although some Franchise Stores sell gasoline under a major oil company brand name.

It is management’s policy to experiment with additions to the Company’s product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of snack centers, which now are in all Corporate Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2004, the Company was selling donuts prepared on store premises in approximately 96% of its stores in addition to cookies, brownies, Danish rolls, cinnamon rolls, and muffins. The Company installs donut-making facilities in all newly constructed stores.

The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 1,264 stores (93%) as of April 30, 2004. Management believes pizza is the Company’s most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, sub sandwiches, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, hot dogs, and potato cheese bites.

Management’s decision to add snack center items and freshly prepared donuts and pizza to the Company’s product selection reflects its strategy to promote high margin products that are compatible with convenience store operations. Although retail sales of nongasoline items during the last three fiscal years have generated approximately 38% of the Company’s retail sales, such sales resulted in approximately 75% of the Company’s gross profits from retail sales. Gross profit margins for prepared foods items, which have averaged approximately 58% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 7% during the same period.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 2004, the aggregate investment in land, building, equipment, and initial inventory for a typical newly constructed Corporate Store averaged approximately $1.1 million. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, and 500 square feet to storage and 2 large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes 3 or 4 islands of gasoline dispensers and storage tanks having a capacity of 24,000 to 36,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air-conditioned and have modern refrigeration facilities. Nearly all the store locations feature the Company’s bright red and yellow pylon sign and façade, both of which display the name and service mark of the Company.

All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. Most store locations are open from 6:00 a.m. to 11:00 p.m., although hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. The Company requires that all stores maintain a bright, clean interior and provide prompt checkout service. It is the Company’s policy not to permit the installation of electronic games or sale of adult magazines on store premises.

Store Locations

The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Management believes that a Casey’s General Store provides a service not otherwise available in small towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. The Company’s store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Management believes that, if there is no competing store, a Casey’s General Store may operate profitably at a highway location in a community with a population of as few as 500.

Gasoline Operations

Gasoline sales are an important part of the Company’s sales and earnings. Approximately 63% of Casey’s net sales for the year ended April 30, 2004 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Corporate Stores for the three fiscal years ended April 30, 2004:

	Year ended April 30,
	2004	2003	2002
Number of gallons sold	991,016,112	934,040,171	927,537,778
Total retail gasoline sales	$1,480,557,128	$1,290,094,196	$1,191,157,369
Percentage of net sales	62.5%	59.9%	58.0%
Gross profit percentage	6.8%	7.9%	7.3%
Average retail price per gallon	$1.49	$1.38	$1.28
Average gross profit margin per gallon	10.09 ¢	10.97 ¢	9.32 ¢
Average number of gallons sold per Corporate Store*	756,069	732,092	755,355

*	Includes only those stores in operation at least one full year before commencement of the periods indicated.

Retail prices of gasoline increased during the year ended April 30, 2004. The total number of gallons sold by the Company during this period also increased, primarily as the result of the increased number of Corporate Stores in operation and the Company’s efforts to price its retail gasoline competitively in the market area served by a particular store. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

Distribution and Wholesale Arrangements

The Marketing Company supplies all Corporate Stores and all Franchise Stores with groceries, food, health and beauty aids, and general merchandise from the Casey’s Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company’s headquarters in Ankeny, and weekly shipments are made from the Casey’s Distribution Center by 55 Company-owned delivery trucks. The Marketing Company charges Franchise Stores processing and shipping fees for each order filled by the Casey’s Distribution Center. The efficient service area of the Casey’s Distribution Center is a radius of approximately 500 miles, which encompasses all of the Company’s existing and proposed stores.

The Marketing Company’s only wholesale sales are to Franchise Stores, to which it sells groceries; prepared sandwiches; ingredients and supplies for donuts, sandwiches, and pizza; health and beauty aids; general merchandise; and gasoline. Although the Company derives income from this activity, it makes such sales, particularly gasoline sales, at narrow profit margins to promote competitiveness and increase sales to Franchise Stores.

In fiscal 2004, the Company purchased directly from manufacturers approximately 90% of the food and nonfood items sold from the Casey’s Distribution Center. It is the Company’s practice, with few exceptions, not to enter into contracts with any of the suppliers of products sold by Casey’s General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

Franchise Operations

Casey’s has franchised Casey’s General Stores since 1970. In addition to generating income for Casey’s, franchising historically enabled Casey’s to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey’s. Franchising also enabled Casey’s to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance. In recent years management has acquired a number of Franchise Stores by leasing or purchasing such stores from the franchisees. As of April 30, 2004, there were a total of 23 franchisees operating 36 Franchise Stores.

All franchisees currently pay Casey’s a royalty fee equal to 3% of gross receipts derived from total store sales excluding gasoline, subject to a minimum monthly royalty of $300. Casey’s currently assesses a royalty fee of $0.018 per gallon on gasoline sales, although it has discretion to increase this amount to 3% of retail gasoline sales. In addition, franchisees pay Casey’s a sign and façade rental fee. The franchise agreements do not authorize Casey’s to establish the prices to be charged by franchisees. Further, except with respect to certain supplies and items provided in connection with the opening of each store, each franchisee has unlimited authority to purchase supplies and inventory from any supplier, provided the products meet the Company’s quality standards. Franchise agreements typically contain a noncompetition clause that restricts the franchisee’s ability to operate a convenience-style store in a specified area for a period of two or three years following termination of the agreement.

Personnel

On April 30, 2004, the Company had 5,779 full-time employees and 8,795 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

Competition

The Company’s business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey’s General Stores. Management believes its stores located in small towns compete principally with other local grocery and convenience stores; similar retail outlets; and, to a lesser extent, prepared food outlets, restaurants, and expanded gasoline stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, expanded gasoline stations, supermarkets, discount food stores, and traditional convenience stores. Convenience store chains competing in the larger towns served by Casey’s General Stores include 7-Eleven, Quik Trip, Kwik Trip, and regional chains. Some of the Company’s competitors have greater financial and other resources than does the Company. These competitive factors are discussed further in Item 7 of this Form 10-K.

Service Marks

The name “Casey’s General Store” and the service mark consisting of the Casey’s design logo (with the words “Casey’s General Store”) are registered service marks of Casey’s under federal law. Management believes these service marks are of material importance in promoting and advertising the Company’s business.

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Corporate Stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. The Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,674 USTs, 2,327 of which are fiberglass and 347 are steel. Management currently believes substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2004 and 2003, the Company spent approximately $1,827,000 and $1,138,000, respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2004, approximately $7,600,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. At April 30, 2004, the Company had an accrued liability of approximately $200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

ITEM 2. PROPERTIES

The Company owns its Corporate Headquarters and Distribution Center operations on a 45-acre site in Ankeny, Iowa. This facility consists of approximately 255,000 square feet, including a central Corporate Headquarters office building, Distribution Center, and vehicle service and maintenance center. The facility was completed in February 1990 and placed in full service at that time.

On April 30, 2004, Casey’s owned the land at 1,264 locations and the buildings at 1,277 locations and leased the land at 58 locations and the buildings at 45 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is a party to legal proceedings, claims, and demands arising from the conduct of its business operations, including those relating to personal injury, property damage, employment or personnel matters, environmental remediation or contamination, disputes under franchise agreements, and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq National Market System under the symbol CASY. The 50,015,862 shares of common stock outstanding at April 30, 2004 had a market value of $828.3 million, and there were 2,864 shareholders of record.

Common Stock Market Prices

Calendar 2002	High	Low	Calendar 2003	High	Low	Calendar 2004	High	Low
Q1	$15.39	$11.76	Q1	$13.03	$10.45	Q1	$18.95	$15.24
Q2	13.90	11.08	Q2	14.90	11.85	Q2	18.30	15.00
Q3	12.93	9.86	Q3	16.13	13.38
Q4	13.40	9.71	Q4	18.45	13.93

Dividends

The Company began paying cash dividends during fiscal 1991. The dividends paid in fiscal 2004 totaled $0.13 per share. The Board of Directors recently approved an increase in the quarterly dividend to $0.04 from $0.035, payable August 16, 2004 to shareholders of record on August 2, 2004. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared by the Company during the periods indicated have been as follows:

Calendar 2002	Cash dividend declared	Calendar 2003	Cash dividend declared	Calendar 2004	Cash dividend declared
Q1	$0.020	Q1	$0.025	Q1	$0.035
Q2	0.025	Q2	0.025	Q2	0.035
Q3	0.025	Q3	0.035
Q4	0.025	Q4	0.035

	$0.10		$0.12

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Income Data

	Years ended April 30,
	2004	2003	2002	2001	2000
Net sales	$2,367,473	$2,155,606	$2,032,226	$1,904,899	$1,631,158
Franchise revenue	1,669	2,451	3,059	3,767	5,268

	2,369,142	2,158,057	2,035,285	1,908,666	1,636,426

Cost of goods sold	1,943,179	1,743,541	1,662,991	1,553,597	1,318,622
Operating expenses	311,142	290,801	268,766	241,444	205,777
Depreciation and amortization	49,506	47,299	44,702	41,492	38,208
Interest, net	12,398	13,030	12,756	11,998	9,254

Income before income taxes	52,917	63,386	46,070	60,135	64,565
Provision for income taxes	16,451	23,580	17,138	22,268	24,018

Net income	$36,466	$39,806	$28,932	$37,867	$40,547

Net income per share— basic	$0.73	$0.80	$0.58	$0.76	$0.78
Net income per share— diluted	$0.73	$0.80	$0.58	$0.76	$0.78

Weighted average number of common shares outstanding—basic	49,876	49,643	49,553	49,475	51,915
Weighted average number of common shares outstanding—diluted	50,041	49,720	49,692	49,625	52,091
Dividends paid per common share	$0.13	$0.10	$0.085	$0.075	$0.06

Balance Sheet Data

	As of April 30,
	2004	2003	2002	2001	2000
Current assets	$146,807	$118,296	$98,771	$110,858	$76,811
Total assets	834,586	776,747	736,407	697,449	625,315
Current liabilities	145,840	117,338	112,073	102,041	141,302
Long-term debt	144,158	162,394	173,797	183,107	112,896
Shareholders’ equity	439,794	405,660	370,371	344,441	309,861

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

The Company derives its revenue from retail sales of food (including freshly prepared foods such as pizza, doughnuts, and sandwiches), beverages, and nonfood products (including health and beauty aids, tobacco products, automotive products, and gasoline) by corporate stores and wholesale sales of certain merchandise and gasoline to franchise stores. The Company generates relatively minor revenues from continuing monthly royalties based on sales by franchise stores; sign and façade rental fees; and the provision of certain maintenance, transportation, and construction services to the Company’s franchisees. A typical store generally is not profitable for its first year of operation due to start-up costs and usually will attain representative levels of sales and profits during its third or fourth year of operation.

Casey’s measures performance using trend analysis and same-store comparisons on net sales and gross profit, with a focus on the following three categories of products sold by corporate stores: gasoline, grocery & other merchandise, and prepared food & fountain. Comparisons are also made on operating expenses. Fluctuations in operating expenses are compared with the increase or decrease in gross profit. Wages are the primary component of operating expenses, and management believes that the Company has appropriately aligned store manager compensation with store performance.

Store growth is a priority of the Company. Casey’s evaluates the location of third-party purchases and sites for new construction based on expected financial results and return on investment. Casey’s purchased 24 stores and built 15 in fiscal 2004.

Fiscal 2004 Compared with Fiscal 2003

Net sales for fiscal 2004 increased 9.8% to $2,367,473, primarily due to an 8.2% increase in gas prices and the net addition of 32 corporate stores. Retail gasoline sales for the fiscal year were $1,480,557, an increase of 14.8%, and gallons sold increased 6.1% to 991,016. Inside sales (grocery & other merchandise and prepared food & fountain) increased 4.6% to $863,244.

Cost of goods sold as a percentage of sales was 82.1% for fiscal 2004 compared with 80.9% for the prior year. The increase was caused by a decrease in the gas margin to 6.8% in fiscal 2004 from 7.9% in fiscal 2003 due to the higher cost of gasoline. The grocery & other merchandise margin increased to 37.3% in fiscal 2004 from 37.2% in fiscal 2003, and the prepared food & fountain gross profit margin increased to 60.6% from 59.4%.

Operating expenses increased 7% in fiscal 2004, driven by an increase in the Company’s self-insurance reserves, an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices, and an increase in the number of corporate stores. The $3,398 increase in insurance reserves resulted from an independent actuarial review performed primarily in response to the magnitude of the insurance reserves and recent changes in retention. Higher gasoline prices decreased the operating expense ratio to 13.1% of sales in fiscal 2004 from 13.5% in the prior year.

Depreciation and amortization expense increased 4.7% to $49,506 in fiscal 2004 from $47,299 in fiscal 2003. The increase was due to capital expenditures made in fiscal 2004.

The effective tax rate decreased 6.1% to 31.1% in 2004 from 37.2% in 2003. The provision for income taxes for fiscal 2004 includes one-time tax benefits of approximately $2,500. Included in the one-time benefit are approximately $200 of legislative tax changes, $1,100 in adjustment of prior estimated federal and state credits to actual, $500 of available credits and state tax benefits previously not taken, and $700 due to the resolution of tax exposure items. These one-time benefits reduced the effective tax rate by 4.7%.

Net income decreased to $36,466 in fiscal 2004 from $39,806 in fiscal 2003. The decrease was primarily the result of lower gasoline margins caused by rising wholesale costs of gasoline over the third and fourth quarters and margin compression in the cigarette category due to reductions in retail display allowances throughout the year.

Fiscal 2003 Compared with Fiscal 2002

Net sales for fiscal 2003 increased 6.1% to $2,155,606, primarily due to a 7.6% increase in gas prices and the net addition of 32 corporate stores. Retail gasoline sales for the fiscal year were $1,290,094, an increase of 8.3%, and gallons sold increased 0.7% to 934,040. Inside sales increased 4.7% to $825,206.

Cost of goods sold as a percentage of sales was 80.9% for fiscal 2003 compared with 81.8% for the prior year. The decrease was caused by an increase in gas margin to 7.9% of sales in fiscal 2003 from 7.3% in fiscal 2002. The grocery & other merchandise margin increased to 31.5% from 30.3%, primarily attributed to the scanning of tobacco products. The prepared food & fountain margin increased to 59.4% in fiscal 2003 from 55.4% the prior year. The improvement was due to buying forward to lower the wholesale cost of cheese, obtaining other products at decreased costs, making price adjustments, introducing new food items, and reducing stales.

Depreciation and amortization expense increased 5.8% to $47,299 in fiscal 2003 from $44,702 in fiscal 2002. The increase was due to capital expenditures made in fiscal 2003.

Operating expenses increased 8.2% in fiscal 2003, driven by higher insurance costs, increased bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores. These factors also increased the operating expense ratio to 13.5% of sales in fiscal 2003 from 13.2% the prior year.

Net income increased to $39,806 in fiscal 2003 from $28,932 in fiscal 2002. The increase resulted from higher margins on retail sales.

The following tables set forth the Company’s net sales and gross profits according to its major revenue categories and average sales and earnings information for corporate and franchise stores.

COMPANY NET SALES AND GROSS PROFITS

	Years ended April 30,
	2004	2003	2002
Net sales (1)
Retail sales
Inside	$863,244	$825,206	$788,060
Gasoline	1,480,557	1,290,094	1,191,157

	$2,343,801	$2,115,300	$1,979,217

Wholesale sales
Inside	$14,279	$21,940	$28,046
Gasoline	7,750	16,578	22,373

	$22,029	$38,518	$50,419

Gross profits (2)
Retail sales
Inside	$322,278	$306,960	$278,970
Gasoline	99,993	102,460	86,431

	$422,271	$409,420	$365,401

Wholesale sales
Inside	$238	$521	$972
Gasoline	253	639	613

	$491	$1,160	$1,585

SAME-STORE COMPARISONS (3)

	Years ended April 30,
	2004	2003	2002
Corporate stores
Average retail sales	$1,788	$1,659	$1,618
Average retail inside sales	659	648	646
Average gross profit on inside items	244	239	228
Average retail sales of gasoline	1,129	1,011	972
Average gross profit on gasoline (4)	75	74	69
Average operating income (5)	81	82	75
Average number of gallons sold	756	732	755
Franchise stores
Average franchise revenue (6)	$34	$34	$35

(1)	Net sales exclude franchise revenue and charges to franchisees for certain maintenance, transportation, and construction services provided by the Company.
(2)	Gross profits represent net sales less cost of goods sold. Gross profit is given before charge for depreciation and amortization.
(3)	Same-store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.
(4)	Retail gasoline profit margins have a substantial impact on the Company’s net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on the Company’s earnings.

(5)	Average operating income represents retail sales less cost of goods sold, including cost of merchandise, financing costs, and operating expenses attributable to a particular store; it excludes federal and state income taxes, operating expenses of the Company not attributable to a particular store, and payments by the Company to its benefit plans.
(6)	Average franchise revenue includes a royalty fee equal to 3% of gross receipts derived from store sales of nongasoline items, a royalty fee of $0.018 per gallon on gasoline sales, and sign and façade rental fees.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.

Inventory

Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market. For gasoline, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method applied to inventory values determined primarily by the FIFO method for warehouse inventories and the retail inventory method (RIM) for store inventories. RIM is an averaging method widely used in the retail industry because of its practicality.

Under RIM, inventory valuations are at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to sales. Inherent in the RIM calculations are certain management judgments and estimates that could affect the ending inventory valuation at cost and the resulting gross margins.

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Rebates are recognized as reductions of inventory costs when purchases are made; reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.

During fiscal 2004, the Company implemented a change in accounting principle from valuing retail gasoline inventories at the lower of cost or market using the LIFO method to using the FIFO method. See Note 1 to the Consolidated Financial Statements included herein.

Long-lived Assets

The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from professional appraisals, offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred a $400 impairment charge in fiscal 2003.

Self-insurance

The Company is primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. In fiscal 2004, the Company increased the self-insurance reserve by $3,398 due to the outcome of an actuarial review.

Liquidity and Capital Resources

Due to the nature of the Company’s business, most sales are for cash; cash from operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of April 30, 2004, the Company’s ratio of current assets to current liabilities was 1.01 to 1. The ratio at April 30, 2003 and April 30, 2002 was 1.01 to 1 and 0.88 to 1, respectively. Management believes that the Company’s current $35,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations decreased $4,656 (4.5%) in the year ended April 30, 2004, primarily because of increases in inventories and in income taxes receivable, which were partially offset by the increase in accounts payable. Inventories increased $12,636 due to the increase in gasoline inventories of approximately $8,000, the increase in the distribution center inventory of approximately $1,000, the addition of approximately $500 of novelty items in the store reset, the reduction of the LIFO reserve by $1,000, and the net addition of 32 corporate stores. The increases were partially offset by a $700 reduction in cigarette inventories. Cash used in investing in the year ended April 30, 2004 rose approximately $7,500 due to an increase in the purchase of property and equipment. Cash used in financing was up approximately $4,100 primarily because of larger long-term debt payments and a $0.03 dividend increase.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in corporate stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2004, the Company expended $72,597 for property and equipment, primarily for the construction, acquisition, and remodeling of corporate stores, compared with $62,736 in the prior year. In fiscal 2005, the Company anticipates expending approximately $100,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of corporate stores.

As of April 30, 2004, the Company had long-term debt of $144,158, consisting of $30,000 in principal amount of 7.38% senior notes; $36,000 in principal amount of senior notes, series A through series F, with interest rates ranging from 6.18% to 7.23%; $68,571 in principal amount of 7.89% senior notes, series A; $9,480 of mortgage notes payable; and $107 of capital lease obligations.

Interest on the 7.70% notes is payable on the 15th day of each month. Principal of the 7.70% notes matures in forty quarterly installments beginning March 15, 1995. The Company may prepay the 7.70% notes in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated February 1, 1993 between the Company and the purchasers of the 7.70% notes. All remaining principal payments are classified as current maturities of long-term debt.

Interest on the 7.38% senior notes is payable on the 28th day of each June and December. Principal of the 7.38% senior notes matures in 21 semi-annual installments beginning December 28, 2010 with the remaining principal payable December 28, 2020 at the rate of 7.38% per annum. The Company may prepay the 7.38% notes in whole or in part at any time in an amount of not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated December 1, 1995 between the Company and the purchaser of the 7.38% notes.

Interest on the 6.18% to 7.23% senior notes series A through series F is payable on the 23rd day of each April and October. Principal of the 6.18% to 7.23% senior notes series A through series F matures in various installments beginning April 23, 2004. The Company may prepay the 6.18% to 7.23% senior notes series A through series F in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated April 15, 1999 between the Company and the purchasers of the 6.18% to 7.23% senior notes series A through series F.

Interest on the 7.89% series A senior notes is payable semi-annually the 15th day of May and November in each year commencing November 15, 2000. The 7.89% senior notes mature May 15, 2010 with prepayments of principal commencing on May 15, 2004 and each May 15 thereafter to and including May 15, 2009. The remaining principal is payable at maturity on May 15, 2010. The Company may at any time prepay the 7.89% senior notes in whole or in part in an amount not less than $2,000 at a redemption price calculated in accordance with the Note Purchase Agreement dated May 1, 2000 between the Company and the purchasers of the 7.89% senior notes.

To date, the Company has funded capital expenditures primarily from the proceeds of the sale of common stock, issuance of 6 1/4% convertible subordinated debentures (converted into shares of common stock in 1994), the previously described senior notes, and a mortgage note and through funds generated from operations. Future capital required to finance operations, improvements, and the anticipated growth in the number of corporate stores is expected to come from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. Such capital needs are not expected to adversely affect liquidity.

The table below presents significant contractual obligations, including interest, of the Company at April 30, 2004:

	2005	2006	2007	2008
Senior notes	$33,844	$25,049	$23,887	$23,725
Mortgage notes	6,324	5,005	2,211	2,106
Capital lease obligations	318	48	39	32
Operating leases	298	246	225	129

	$40,784	$30,348	$26,362	$25,992

	2009	Thereafter	Total
Senior notes	$22,495	$95,631	$224,631
Mortgage notes	877	120	16,643
Capital lease obligations	2	0	439
Operating leases	56	142	1,096

	$23,430	$95,893	$242,809

At April 30, 2004, the Company was partially self-insured for workers’ compensation claims in all 9 states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $6,500 were issued and outstanding at April 30, 2004 on the insurance company’s behalf. The Company renews the letters of credit on an annual basis.

Forward-looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends, and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words believe, expect, anticipate, intend, estimate, project and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitations the factors described in this Form 10-K.

Investors are cautioned not to place undue reliance on such forward-looking statements because they speak only of the Company’s views as of the statement dates. Although the Company has attempted to list the important factors that presently affect the Company’s business and operating results, the Company further cautions investors that other factors may in the future prove to be important in affecting the Company’s results of operations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

Competition

The Company’s business is highly competitive and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in corporate stores. Many of the food (including prepared foods) and nonfood items similar or identical to those sold by the Company are generally available from a variety of competitors in the communities served by corporate stores, and the Company competes with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants, and fast-food outlets (with respect to the sale of prepared foods). Sales of such nongasoline items (particularly prepared food items) have contributed substantially to the Company’s gross profit from retail sales in recent years. Gasoline sales are also intensely competitive. The Company competes for gasoline sales with both independent and national brand gasoline stations, other convenience store chains, and several non-traditional gasoline retailers such as supermarkets in specific markets. Some of these other gasoline retailers may have access to more favorable arrangements for gasoline supply then does the Company or the firms that supply its stores. Some of the Company’s competitors have greater financial, marketing, and other resources than the Company, and, as a result, may be able to respond better to changes in the economy and new opportunities within the industry.

Gasoline Operations

Gasoline sales are an important part of the Company’s sales and earnings, and retail gasoline profit margins have a substantial impact on the Company’s net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including the supply of gasoline available in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, increases in wholesale gasoline costs generally during a period, and price competition from other gasoline marketers. The market for crude oil and domestic wholesale petroleum products is volatile and is affected by general political conditions and instability in oil producing regions such as the Middle East and Venezuela. The volatility of the wholesale gasoline market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on the Company’s operating results and financial conditions. These factors could materially affect the Company’s gasoline gallon volume, gasoline gross profit, and overall customer traffic levels at corporate stores. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by corporate stores could have a material adverse effect on the Company’s earnings.

The Company purchases its gasoline from a variety of independent national and regional petroleum distributors. Although in recent years the Company’s suppliers have not experienced any difficulties in obtaining sufficient amounts of gasoline to meet the Company’s needs, unanticipated national and international events could result in a reduction of gasoline supplies available for distribution to the Company. Any substantial curtailment in gasoline supplied to the Company would reduce its gasoline sales. Further, management believes that a significant amount of the Company’s business results from the patronage of customers primarily desiring to purchase gasoline; accordingly, reduced gasoline supplies could adversely affect the sale of nongasoline items. Such factors could have a material adverse impact upon the Company’s earnings and operations.

Tobacco Products

Sales of tobacco products represent a significant portion of the Company’s revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products as well as national and local campaigns to discourage smoking in the United States could have an adverse effect on the demand for cigarettes sold by corporate stores. The Company attempts to pass price increases on to its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially affect the retail price of cigarettes, the volume of cigarettes sold by corporate stores, and overall customer traffic.

Environmental Compliance Costs

The United States Environmental Protection Agency and several of the states in which the Company does business have adopted laws and regulations relating to underground storage tanks used for petroleum products. Substantial costs have been incurred by the Company in the past to comply with such laws and regulations, and additional substantial costs are anticipated to be necessary. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs. Any reimbursements received in respect to such costs typically are subject to statutory provisions requiring repayment of the reimbursed funds for any future noncompliance with upgrade provisions or other applicable laws. Although the Company regularly accrues expenses for the estimated costs related to its future corrective action or remediation efforts, there can be no assurance that such accrued amounts will be sufficient to pay such costs or that the Company has identified all environmental liabilities at all of its current store locations. In addition, there can be no assurance that the Company will not incur substantial expenditures in the future for remediation of contamination or related claims that have not been discovered or asserted with respect to existing store locations or locations that the Company may acquire in the future, that the Company will not be subject to any claims for reimbursement of funds disbursed to the Company under the various state programs, and that additional regulations or amendments to existing regulations will not require additional expenditures beyond those presently anticipated.

Seasonality of Sales

Company sales generally are strongest during its first two fiscal quarters (May–October) and weakest during its third and fourth fiscal quarters (November–April). In the warmer months, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice. Difficult weather conditions in any quarter (such as flooding, prolonged rain, or snowstorms), however, may adversely reduce sales at affected corporate stores and may have an adverse impact on the Company’s net income for that period.

Minimum Wage Legislation

Any appreciable increase in the federal minimum wage rate may have a significant impact on the Company’s operating results, particularly in the near term, to the extent the increase in labor expenses cannot be fully passed along to customers through price increases. Although the Company has in the past been able to, and will continue to attempt to, pass along increases in operating costs through price increases, there can be no assurance that all increases in labor costs can be reflected in prices or that price increases will be absorbed by customers without diminishing customer spending in corporate stores.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high-quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of April 30, 2004 would have no material effect on pretax earnings.

The Company uses a variety of derivative instruments such as options and futures to hedge against the volatility of gasoline cost. The Company is at risk for possible changes in the market value for these derivative instruments. It is anticipated that such risk would be mitigated by price changes in the underlying hedged items. Market risks associated with all of the Company’s derivative contracts are reviewed regularly by management. See Note 1 to the Consolidated Financial Statements included herein for additional information concerning the Company’s use of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of April 30, 2003 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended April 30, 2003 and April 30, 2002 have been restated for the change in inventory costing method for gasoline from last-in-first-out (LIFO) to first-in-first-out (FIFO) during 2004.

KPMG LLP

Des Moines, Iowa

June 9, 2004

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$45,887	$40,544
Receivables	5,751	5,742
Inventories (Note 1)	77,895	65,259
Prepaid expenses (Note 5)	6,392	4,590
Income taxes receivable	10,882	2,161

Total current assets	146,807	118,296

Other assets, net of amortization	1,154	808
Property and equipment, at cost (Note 2)
Land	180,040	166,262
Buildings and leasehold improvements	409,320	386,552
Machinery and equipment	498,152	463,240
Leasehold interest in property and equipment (Note 6)	9,082	9,712

	1,096,594	1,025,766
Less accumulated depreciation and amortization	409,969	368,123

Net property and equipment	686,625	657,643

Total assets	$834,586	$776,747

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt (Note 2)	$28,345	$19,897
Accounts payable	83,388	64,880
Accrued expenses
Property taxes	8,591	8,011
Other (Note 9)	25,516	24,550

Total current liabilities	145,840	117,338

Long-term debt, net of current maturities (Note 2)	144,158	162,394
Deferred income taxes (Note 5)	99,159	86,871
Deferred compensation (Note 7)	5,635	4,484

Total liabilities	394,792	371,087

Shareholders’ equity (Note 3)
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 50,015,862 and 49,669,112 shares issued and outstanding at April 30, 2004 and 2003, respectively	44,155	40,008
Retained earnings	395,639	365,652

Total shareholders’ equity	439,794	405,660

Total liabilities and shareholders’ equity	$834,586	$776,747

Commitments and contingencies (Notes 6, 8, and 9)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended April 30,
	2004	2003	2002
Net sales	$2,367,473	$2,155,606	$2,032,226
Franchise revenue	1,669	2,451	3,059

	2,369,142	2,158,057	2,035,285

Cost of goods sold	1,943,179	1,743,541	1,662,991
Operating expenses	311,142	290,801	268,766
Depreciation and amortization	49,506	47,299	44,702
Interest, net (Note 2)	12,398	13,030	12,756

	2,316,225	2,094,671	1,989,215

Income before income taxes	52,917	63,386	46,070
Provision for income taxes (Note 5)	16,451	23,580	17,138

Net income	$36,466	$39,806	$28,932

Earnings per common share (Notes 3 and 4)
Basic	$0.73	$0.80	$0.58

Diluted	$0.73	$0.80	$0.58

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common stock	Retained earnings	Total
Balance at April 30, 2001	$38,353	$306,088	$344,441
Net income	—	28,932	28,932
Payment of dividends (8.5 cents per share)	—	(4,211)	(4,211)
Proceeds from exercise of stock options (129,050 shares)	1,051	—	1,051
Tax benefits related to nonqualified stock options (Note 3)	158	—	158

Balance at April 30, 2002	$39,562	$330,809	$370,371
Net income	—	39,806	39,806
Payment of dividends (10 cents per share)	—	(4,963)	(4,963)
Proceeds from exercise of stock options (45,300 shares)	346	—	346
Tax benefits related to nonqualified stock options (Note 3)	100	—	100

Balance at April 30, 2003	$40,008	$365,652	$405,660
Net income	—	36,466	36,466
Payment of dividends (13 cents per share)	—	(6,479)	(6,479)
Proceeds from exercise of stock options (346,750 shares)	3,643	—	3,643
Tax benefits related to nonqualified stock options (Note 3)	504	—	504

Balance at April 30, 2004	$44,155	$395,639	$439,794

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended April 30,
	2004	2003	2002
Cash flows from Operations
Net income	$36,466	$39,806	$28,932
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	49,506	47,299	44,702
Loss on sale of property and equipment	1,447	1,628	1,239
Deferred income taxes	12,288	11,085	12,136
Changes in assets and liabilities
Receivables	(9)	(615)	63
Inventories	(12,636)	(2,941)	(4,246)
Prepaid expenses	(1,802)	(774)	1,645
Accounts payable	18,508	(5,032)	2,177
Accrued expenses	1,546	5,323	2,414
Income taxes receivable	(8,217)	6,493	(7,444)
Other, net	805	286	829

Net cash provided by operations	97,902	102,558	82,447

Cash flows from investing

Purchase of property and equipment	(72,597)	(62,736)	(97,569)
Proceeds from sales of property and equipment	3,742	1,356	643
Maturities of investments	—	10	17,862

Net cash used in investing activities	(68,855)	(61,370)	(79,064)
Cash flows from financing

Payments of long-term debt	(20,868)	(9,698)	(9,510)
Net activity of short-term debt	—	(5,275)	5,275
Proceeds from exercise of stock options	3,643	346	1,051
Payments of cash dividends	(6,479)	(4,963)	(4,211)

Net cash used in financing activities	(23,704)	(19,590)	(7,395)

Net increase (decrease) in cash and cash equivalents	5,343	21,598	(4,012)
Cash and cash equivalents at beginning of year	40,544	18,946	22,958

Cash and cash equivalents at end of year	$45,887	$40,544	$18,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the year for
Interest (net of amount capitalized)	$12,904	$13,331	$13,677
Income taxes	14,158	6,752	10,847
Noncash investing and financing activities
Property and equipment acquired through installment purchases	11,080	8,545	365
Increase in common stock and increase in income taxes receivable due to tax benefits related to nonqualified stock options (Note 3)	504	100	158

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and Subsidiaries (the Company) operates 1,358 convenience stores in 9 Midwest states. At April 30, 2004, the Company owned or leased 1,322 of these stores and 36 stores were owned or leased by franchisees. The stores are located primarily in smaller communities, a majority with populations of less than 5,000. Sales in 2004 were distributed as follows: 63% gasoline, 29% grocery & other merchandise, and 8% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

Principles of consolidation The consolidated financial statements include the financial statements of Casey’s General Stores, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents Cash equivalents consist of money market funds, municipal bonds, corporate bonds, and a treasury note. The Company considers all highly liquid investments with a maturity at purchase of 3 months or less to be cash equivalents.

Inventories Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory is determined by the retail method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. Below is a summary of the inventory values at April 30, 2004 and 2003:

	Fiscal 2004	Fiscal 2003
Gasoline	$25,447	$17,476
Merchandise	67,023	63,333
Merchandise LIFO reserve	(14,575)	(15,550)

Total inventory	$77,895	$65,259

During fiscal 2004, the Company implemented a change in accounting principle from valuing retail gasoline inventories at the lower of cost or market using the LIFO method to using the FIFO method. This change was adopted because the FIFO method better measures the current value of gasoline inventory, provides a more accurate reflection of the Company’s financial position, and more closely matches the actual costs and revenues associated with the sale of gasoline. The April 30, 2003 Consolidated Balance Sheet and the April 30, 2003 and 2002 Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been restated to apply the new method retroactively.

Due to the change in accounting principle, inventory previously reported as of April 30, 2003 increased $2,250. The balance of retained earnings and taxes payable increased by $1,422 and $828, respectively, to reflect retroactive application of the new accounting method. The effect of the accounting change on the net income previously reported for the years ended April 30, 2003 and 2002 is presented in the following table.

	April 30, 2003		April 30, 2002
	Previously reported	Restated for LIFO to FIFO	Previously reported	Restated for LIFO to FIFO
Net income	$39,536	39,806	31,745	28,932

Earnings per common share
Basic	$0.80	0.80	0.64	0.58
Diluted	$0.80	0.80	0.64	0.58

Weighted average shares outstanding
Basic	49,642,966		49,552,612
Diluted	49,719,901		49,692,294

Depreciation and amortization Depreciation of property and equipment and amortization of capital lease assets are computed principally by the straight-line method over the following estimated useful lives:

Buildings	25-40 years
Machinery and equipment	5-30 years
Leasehold interest in property and equipment	Lesser of term of lease or life of asset
Leasehold improvements	Lesser of term of lease or life of asset

Excise taxes Excise taxes approximating $345,000, $328,000, and $338,000 collected from customers on retail gasoline sales are included in net sales for 2004, 2003, and 2002, respectively.

Income taxes Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue recognition The Company recognizes retail sales of gasoline, grocery & other merchandise, and prepared food & fountain at the time of sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees to franchisees, and rent for franchise façades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided.

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Rebates are recognized as reductions of inventory costs when purchases are made; reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.

Earnings per common share Basic earnings per share have been computed by dividing net income by the weighted average outstanding common shares during each of the years. Calculation of diluted earnings per share treats stock options outstanding as potential common shares.

Environmental remediation liabilities The Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants’ Statement of Position

(SOP) 96-1, Environmental Remediation Liabilities. SOP 96-1 requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met.

Asset retirement obligation The Company recognizes a retirement obligation for all of its steel underground storage tanks. In the case of fiberglass tanks, which have indeterminable lives, the Company will recognize a retirement obligation upon management’s decision to close a store where such tanks are installed.

Derivative instruments The Company uses a variety of derivative instruments such as options and futures to hedge against the volatility of gasoline cost. The Company is at risk for possible changes in the market value for these derivative instruments. It is anticipated that such risk would be mitigated by price changes in the underlying hedged items. Market risks associated with all of the Company’s derivative contracts are reviewed regularly by management.

At April 30, 2004, the Company had accumulated net hedging gains before income taxes of $338 on its open options and futures contracts; it had net hedging losses before income taxes of $55 at April 30, 2003. The amounts represented the fair value of the contracts as determined using various indices and dealer quotes. The Company had net hedging losses before income taxes of $57 at April 30, 2004 and of $182 on closed options and futures contracts related to hedged transactions on April 30, 2003. These derivative contracts are not linked to specific assets or liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and therefore do not qualify for hedge accounting. The contracts are carried at fair value with any changes in fair value recorded as part of cost of goods sold in the income statement.

Stock-based compensation The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

The Company applies APB Opinion No. 25 in accounting for its incentive stock option plan; accordingly, the financial statements recognize no compensation cost for stock options. Had the Company determined compensation cost of its stock options based on the fair value at the grant date under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts shown in the table below.

	2004	2003	2002
Net income, as reported	$36,466	$39,806	$28,932

Deducted amount Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	204	24	687

Pro forma net income	$36,262	$39,782	$28,245

Basic earnings per share
As reported	$0.73	$0.80	$0.58
Pro forma	$0.73	$0.80	$0.57

Diluted earnings per share
As reported	$0.73	$0.80	$0.58
Pro forma	$0.72	$0.80	$0.57

The weighted average fair value of the stock options granted during 2004, 2003, and 2002 was $3.96, $2.90, and $3.36 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: 2004—expected dividend yield of 0.89%, risk-free interest rate of 3.9%, estimated volatility of 24%, and an expected life of 5.8 years; 2003—expected dividend yield of 0.97%, risk-free interest rate of 1.7%, estimated volatility of 24%, and an expected life of 5.8 years; 2002—expected dividend yield of 0.87%, risk-free interest rate of 4.2%, estimated volatility of 25%, and an expected life of 5.4 years.

Recent Accounting Pronouncements In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN. No. 46R). FIN. No. 46R requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after March 15, 2004. The application of this interpretation had no effect on the Company’s consolidated financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, which codifies, revises, and rescinds certain sections of SAB No. 101, Revenue Recognition, to be consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (FSP No. 106-2). FSP No. 106-2, which replaced the same-titled FSP No. 106-1, provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) that was signed into law in December 2003. FSP No. 106-2 is effective for interim periods beginning after June 15, 2004. The Company does not expect the Act to have a significant effect on the Company’s consolidated financial statements.

Reclassifications Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $210,000 and $221,000, respectively, at April 30, 2004 and 2003.

Interest expense is net of interest income of $437, $238, and $876 for the years ended April 30, 2004, 2003, and 2002, respectively. Interest expense in the amount of $398, $236, and $596 was capitalized during the years ended April 30, 2004, 2003, and 2002, respectively.

The table below delineates the Company’s long-term debt at carrying value.

April 30,	2004	2003
Capitalized lease obligations discounted at 7.3% to 10% due in various monthly installments through 2009 (Note 6)	$405	$1,030

Mortgage notes payable due in various installments through 2009 with interest at 6.0% to 9.4%	14,848	12,411

7.70% senior notes due in 40 quarterly installments beginning in March 1995	2,250	5,250

7.38% senior notes due in 21 semi-annual installments beginning in December 2010	30,000	30,000

6.55% senior notes due in 5 annual installments beginning in December 1999	—	3,600

Senior notes due in various installments from 2004 through 2019 with interest at 6.18% to 7.23%	45,000	50,000

7.89% senior notes due in 7 annual installments beginning in May 2004	80,000	80,000

	172,503	182,291
Less current maturities	28,345	19,897

	$144,158	$162,394

Mortgage notes payable include a Secured Promissory Note, Mortgage and Security Agreement with a balance of $1,517 and $3,623 at April 30, 2004 and 2003, respectively. The mortgage note has a 15-year term, bears interest at the rate of 9.42%, is payable in monthly installments, and is secured by property with a depreciated cost of approximately $9,400 at April 30, 2004.

Various debt agreements contain certain operating and financial covenants. At April 30, 2004, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2004 and thereafter:

Years ended April 30,
2005	$28,345
2006	19,945
2007	17,413
2008	18,425
2009	17,256
Thereafter	71,119

$172,503

29

3. PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock, none of which has been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock.

Common share purchase rights On June 14, 1989, the Board of Directors adopted the Shareholder Rights Plan, providing for the distribution of one common share purchase right for each share of common stock outstanding. The rights generally become exercisable 10 days following a public announcement that 15% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent. The rights will expire on the earlier of June 14, 2009 or redemption by the Company. Certain terms of the rights are subject to adjustment to prevent dilution. Further description and terms of the rights are set forth in the amended Rights Agreement between the Company and UMB Bank, n.a., which serves as Rights Agent.

Stock option plans Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers and key employees to purchase an aggregate of 4,560,000 shares of common stock at option prices not less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 902,664 shares were available for grant at April 30, 2004, and options for 1,079,350 shares (which expire between 2005 and 2013) were outstanding.

Stock option activity during the periods indicated were as follows:

	Number of shares	Weighted average exercise price
Balance at April 30, 2001	1,005,450	$11.12
Granted	325,500	11.59
Exercised	(130,300)	8.06
Forfeited	(27,000)	11.76

Balance at April 30, 2002	1,173,650	$11.61
Granted	13,000	12.58
Exercised	(45,300)	7.64
Forfeited	(22,500)	12.77

Balance at April 30, 2003	1,118,850	$11.76
Granted	320,000	14.02
Exercised	(346,750)	6.72
Forfeited	(12,750)	13.20

Balance at April 30, 2004	1,079,350	$12.80

At April 30, 2004, the range of exercise prices was $5.74–$14.94 and the weighted average remaining contractual life of outstanding options was 6.02 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2004 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
$5.74–9.44	29,000	$6.72	1.02
10.25–10.69	100,300	10.36	1.38
11.20–13.07	408,550	11.67	5.65
13.90–14.94	541,500	14.44	7.42

	1,079,350

4. EARNINGS PER SHARE

A summary of the basic and diluted earnings per share computations for the years ended April 30, 2004, 2003, and 2002 is presented below:

	For the year ended 2004			For the year ended 2003
	Net earnings (numerator)	Shares (denominator)	Per share amount	Net earnings (numerator)	Shares (denominator)	Per share amount
Basic earnings per share	$36,466	49,875,620	$0.73	$39,806	49,642,966	$0.80
Effect of stock options	—	165,505	—	—	76,935	—

Diluted earnings per share	$36,466	50,041,125	$0.73	$39,806	49,719,901	$0.80

	For the year ended 2002
	Net earnings (numerator)	Shares (denominator)	Per share amount
Basic earnings per share	$28,932	49,552,612	$0.58
Effect of stock options	—	139,682	—

Diluted earnings per share	$28,932	49,692,294	$0.58

5. INCOME TAXES

Income tax expense attributable to income from operations consisted of the following components:

	Years ended April 30,
	2004	2003	2002
Current tax expense
Federal	$5,245	$11,832	$3,921
State	697	1,414	819

	5,942	13,246	4,740
Deferred tax expense	10,509	10,334	12,398

Total income tax provision	$16,451	$23,580	$17,138

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Years ended April 30,
	2004	2003	2002
Deferred tax assets
Accrued liabilities	$5,465	$3,686	$2,935
Deferred compensation	2,027	1,736	1,708
Other	687	656	812

Total gross deferred tax assets	8,179	6,078	5,455

Deferred tax liabilities
Excess of tax over book depreciation	(100,899)	(86,921)	(76,248)
Other	(974)	(2,342)	(2,058)

Total gross deferred tax liabilities	(101,873)	(89,263)	(78,306)

Net deferred tax liability	$(93,694)	$(83,185)	$(72,851)

The deferred tax asset relating to accrued liabilities is a current asset and is included with prepaid expenses. Management believes future operations will generate sufficient taxable income to realize the deferred tax assets.

Total reported tax expense applicable to the Company’s operations varies from the tax that would have resulted by applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2004	2003	2002
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Resolution of tax exposure	-1.3	—	—
Previously unrecorded tax benefits	-3.4	—	—
Federal tax credits	-1.2	-1.2	-0.6
State income taxes, net of federal tax benefit	1.8	2.7	1.7
Other	0.2	0.7	1.1

	31.1%	37.2%	37.2%

6. LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from 5 to 20 years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2004	2003
Real estate	$5,620	$6,061
Equipment	3,462	3,651

	9,082	9,712
Less accumulated amortization	8,058	8,242

	$1,024	$1,470

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of 1 year or more consisted of the following at April 30, 2004:

Years ended April 30,	Capital leases	Operating leases
2005	$318	$298
2006	48	246
2007	39	225
2008	32	129
2009	2	56
Thereafter	—	142

Total minimum lease payments	439	$1,096

Less amount representing interest	34

Present value of net minimum lease payments	$405

The total rent expense under operating leases was $767 in 2004, $905 in 2003, and $852 in 2002.

7. BENEFIT PLANS

401(k) plan Effective April 30, 2003, the Company merged its former employee stock ownership plan with its defined contribution 401(k) plan (Plan). The Plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Expense for the Plan was approximately $2,038, $2,024, and $1,949 for the years ended April 30, 2004, 2003, and 2002, respectively.

On April 30, 2004, the Company had 5,779 full-time employees and 8,795 part-time employees; approximately 6,700 were participants in the Plan. As of that same date, 2,543,341 shares of common stock were held by the trustee of the Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the Plan are treated as outstanding in the computation of earnings per share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 3 of its executive officers, 1 of whom retired April 20, 2003. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within 20 years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or 20 years from the date of the officer’s retirement, whichever comes first. The Company is accruing the deferred compensation over the expected term of employment. The amount expensed in fiscal 2004, 2003, and 2002 was $746, $72, and $170 respectively.

8. COMMITMENTS

The Company has entered into employment agreements with 2 of its executive officers. The agreements provide that the 2 officers will receive aggregate base compensation of $950 per year exclusive of bonuses. These agreements also provide for certain payments in the case of death or disability of the officers. The Company also has entered into employment agreements with 12 other key employees, providing for certain payments in the event of their termination following a change of control of the Company.

9. CONTINGENCIES

Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company had an accrued liability at April 30, 2004 and 2003 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters The Company is a defendant in several lawsuits arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Other At April 30, 2004, the Company was partially self-insured for workers’ compensation claims in all 9 states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $6,500 were issued and outstanding at April 30, 2004 on the insurance company’s behalf. The Company also has investments of approximately $1,600 in escrow as required by 1 state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2004 and 2003, the Company had $12,400 and $8,300, respectively, in other accrued expenses for estimated claims relating to self-insurance.

10. QUARTERLY FINANCIAL DATA (Dollars in thousands)

        (Unaudited)

	Year ended April 30, 2004
	Q1	Q2	Q3	Q4	Year Total
Net sales	$609,371	$610,944	$544,951	$602,207	$2,367,473
Gross profit*	114,131	117,310	95,659	97,194	424,294
Net income	$14,017	$15,770	$5,841	$838	$36,466
Earnings per common share
Basic	$0.28	$0.32	$0.12	$0.02	$0.73
Diluted	$0.28	$0.32	$0.12	$0.02	$0.73

	Year ended April 30, 2003
	Q1	Q2	Q3	Q4	Year Total
Net sales	$550,497	$548,480	$511,948	$544,681	$2,155,606
Gross profit*	106,713	110,749	98,928	95,675	412,065
Net income	$12,269	$14,073	$7,909	$5,555	$39,806
Earnings per common share
Basic	$0.25	$0.28	$0.16	$0.11	$0.80
Diluted	$0.25	$0.28	$0.16	$0.11	$0.80

*	Gross profit is given before charge for depreciation and amortization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. On the basis of that evaluation, the CEO and CFO have concluded the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its CEO and CFO, is appropriate to allow timely decisions regarding required disclosure and are effective to ensure such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fourth fiscal quarter, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

That portion of the Company’s definitive Proxy Statement appearing under the caption “Election of Directors” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2004 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 17, 2004, is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2004 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 17, 2004 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

That portion of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding” and “Voting Procedures” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2004 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 17, 2004 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

That portion of the Company’s definitive Proxy Statement appearing under the caption “Other Information Relating to Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2004 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 17, 2004 is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2004 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 17, 2004 is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report on Form 10-K

(1) The following financial statements are included herewith:

Consolidated Balance Sheets, April 30, 2004 and 2003
Consolidated Statements of Income, Three Years Ended April 30, 2004
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2004
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(2) No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3) The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits
3.1(a)	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996)

3.2(a)	Restatement of Amended and Restated By-laws (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997) and Amendments thereto (incorporated by reference from the Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 1997 and July 31, 2000)

4.2	Rights Agreement between Casey’s General Stores, Inc. and UMB Bank, n.a. as Rights Agent, relating to Common Share Purchase Rights (incorporated herein by reference from the Registration Statement on Form 8-A filed June 19, 1989 (0-12788)) and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994, the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999)

4.3	Note Agreement dated as of February 1, 1993 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (incorporated by reference from the Current Report on Form 8-K filed February 18, 1993) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996)

4.5	Note Agreement dated as of December 1, 1997 among the Company and Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, and TMG Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 7, 1998)

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of $50,000,000 Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999)

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of $80,000,000 in principal amount of 7.89% Senior Notes, Series 2000-A, due May 15, 2010 (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000)

10.6	Lease Agreement between Casey’s General Stores, Inc. and Broadway Distributing Company (incorporated herein by reference from the Registration Statement on Form S-1 (2-82651) filed August 31, 1983)

10.8	Form of Franchise Agreement (incorporated herein by reference from the Registration Statement on Form S-1 (2-82651) filed August 31, 1983)

10.9	Form of Store Lease Agreement (incorporated herein by reference from the Registration Statement on Form S-1 (2-82651) filed August 31, 1983)

10.10	Form of Equipment Lease Agreement (incorporated herein by reference from the Registration Statement on Form S-1 (2-82651) filed August 31, 1983)

10.16	Secured Promissory Note dated November 30, 1989 given to Principal Mutual Life Insurance Company (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1989)

10.19*	Casey’s General Stores, Inc. 1991 Incentive Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (33-42907) filed September 23, 1991) and amendment thereto (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994)

10.21(a)*	Amended and Restated Employment Agreement with Donald F. Lamberti (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)

10.22(a)*	Amended and Restated Employment Agreement with Ronald M. Lamb (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)

10.24(a)*	Amended and Restated Employment Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001)

10.27	Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994)

10.28	Term Note and Master Note with UMB Bank, n.a. (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1997)

10.29	Form of “change of control” Employment Agreement (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997)

10.30*	Non-Qualified Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)

10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)

10.32*	Severance Agreement with Douglas K. Shull (incorporated by reference from the Current Report on Form 8-K filed July 28, 1998)

10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001)

10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Ronald M. Lamb under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Jamie H. Shaffer under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC.
(Registrant)

Date July 9, 2004	By	/s/ Ronald M. Lamb
Ronald M. Lamb,
Chief Executive Officer
(Principal Executive Officer)

Date July 9, 2004	By	/s/ Jamie H. Shaffer
Jamie H. Shaffer
Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 9, 2004	By	/s/ Ronald M. Lamb
Ronald M. Lamb
Chief Executive Officer, Director

Date July 9, 2004	By	/s/ John G. Harmon
John G. Harmon
Senior Vice President–Secretary, Director

Date July 9, 2004	By	/s/ Donald F. Lamberti
Donald F. Lamberti
Director

Date July 9, 2004	By	/s/ Patricia Clare Sullivan
Patricia Clare Sullivan
Director

Date July 9, 2004	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date July 9, 2004	By	/s/ John R. Fitzgibbon
John R. Fitzgibbon
Director

Date July 9, 2004	By	/s/ Jack P. Taylor
Jack P. Taylor
Director

Date July 9, 2004	By	/s/ William C. Kimball
William C. Kimball
Director

Date July 9, 2004	By	/s/ Johnny Danos
Johnny Danos
Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jamie H. Shaffer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Jamie H. Shaffer under Section 906 of Sarbanes-Oxley Act of 2002