Form 10-Q
period 2004-07-31
CASEYS GENERAL STORES INC
filed 2004-09-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2004

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

As of August 27, 2004, the registrant had outstanding 50,058,862 shares of Common Stock, no par value.

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2004	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$59,508	45,887
Receivables	6,186	5,751
Inventories	78,155	77,895
Prepaid expenses	7,067	6,392
Income tax receivable	5,393	10,882

Total current assets	156,309	146,807

Other assets	1,173	1,154
Property and equipment, net of accumulated depreciation July 31, 2004, $421,042 April 30, 2004, $409,969	689,721	686,625

	$847,203	834,586

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	July 31, 2004	April 30, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$31,721	28,345
Accounts payable	91,128	83,388
Accrued expenses	36,439	34,107

Total current liabilities	159,288	145,840

Long-term debt, net of current maturities	127,692	144,158
Deferred income taxes	102,159	99,159
Deferred compensation	5,741	5,635

Total liabilities	394,880	394,792

Shareholders’ equity
Preferred stock, no par value	—	—
Common Stock, no par value	44,498	44,155
Retained earnings	407,825	395,639

Total shareholders’ equity	452,323	439,794

	$847,203	834,586

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2004	2003
Net sales	$733,859	609,371
Franchise revenue	328	503

	734,187	609,874

Cost of goods sold	610,652	495,240
Operating expenses	83,317	77,150
Depreciation and amortization	12,669	12,165
Interest, net	2,799	3,245

	709,437	587,800

Income before income taxes	24,750	22,074
Income taxes	8,811	8,057

Net income	$15,939	14,017

Earnings per share
Basic	$.32	.28

Diluted	$.32	.28

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2004	2003
Cash flows from operations:
Net income	$15,939	14,017
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,669	12,165
Loss on sale of property and equipment	622	384
Deferred income taxes	3,000	2,750
Changes in assets and liabilities:
Receivables	(435)	(51)
Inventories	(260)	(9,665)
Prepaid expenses	(675)	(494)
Accounts payable	7,740	7,918
Accrued expenses	2,332	(2,016)
Income taxes payable	5,489	5,422
Other, net	87	102

Net cash provided by operations	46,508	30,532

Cash flows from investing:
Purchase of property and equipment	(16,710)	(18,250)
Proceeds from sale of property and equipment	323	1,422

Net cash used in investing activities	(16,387)	(16,828)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2004	2003
Cash flows from financing:
Payment of long-term debt	(13,090)	(1,561)
Proceeds from exercise of stock options	343	1,217
Payment of cash dividends	(3,753)	(1,242)

Net cash used in financing activities	(16,500)	(1,586)

Net increase in cash and cash equivalents	13,621	12,118
Cash and cash equivalents at beginning of the period	45,887	40,544

Cash and cash equivalents at end of the period	$59,508	52,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three Months Ended July 31,
	2004	2003
Cash paid (received) during the year for
Interest, net of amount capitalized	$4,481	4,633
Income taxes	322	(115)
Noncash investing and financing activities
Property and equipment acquired through an installment purchase or a capitalized lease obligation	—	45

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2004, the results of operations for the three months ended July 31, 2004 and 2003, and the cash flows for the three months ended July 31, 2004 and 2003. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement.

4.	The Company accounts for environmental contamination costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination. EITF No. 90-8 allows these costs to be capitalized if the costs extend the life of the asset or if the costs mitigate or prevent environmental contamination that has yet to occur. The Company also offsets these capitalized costs by any refunds received under the reimbursement programs described under “Management’s Discussion and Analysis of Financial Condition” herein.

5.	During the third quarter of fiscal 2004, the Company implemented a change in accounting principle from valuing retail gasoline inventories at the lower of cost or market utilizing the last-in, first-out (LIFO) method to valuing retail gasoline inventories at the lower of cost or market utilizing the first-in, first-out (FIFO) method. This change was adopted because the FIFO method better measures the current value of gasoline inventory, provides a more accurate reflection of the Company’s financial position and more closely matches the actual costs and revenues associated with the sale of gasoline. The three months ended July 31, 2003 Consolidated Statement of Operations and three month ended Consolidated Statement of Cash Flows have been restated to apply the new method retroactively.

	Three Months Ended July 31, 2003
(Dollars in thousands except per share amounts)	As previously reported	As restated for LIFO to FIFO
Net income	$13,827	14,017
Earnings per common share
Basic	$.28	.28
Diluted	$.28	.28
Weighted average shares outstanding
Basic	49,740,812
Diluted	49,902,664

6.	The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

The Company applies APB Opinion No. 25 in accounting for its incentive stock option plan; accordingly, the financial statements recognize no compensation cost for stock options. Had the Company determined compensation cost of its stock options based on the fair value at the grant date under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts shown in the following table:

	Three Months Ended July 31,
	2004	2003
Net income, as reported	$15,939	$14,017
Deducted amount
Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	105	51
Pro forma net income	$15,834	$13,966
Basic earnings per share
As reported	$0.32	$0.28
Pro forma	$0.32	$0.28
Diluted earnings per share
As reported	$0.32	$0.28
Pro forma	$0.32	$0.28

The weighted average fair value of the stock options granted during the three months ended July 31, 2004 and 2003 was $4.00 and $3.96 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: July 31, 2004 - expected dividend yield of 0.95%, risk-free interest rate of 3.8%, estimated volatility of 24%, and an expected life of 5.8 years; July 31, 2003 - expected dividend yield of 0.89%, risk-free interest rate of 3.9%, estimated volatility of 24%, and an expected life of 5.8 years.

7.	Computations for basic and diluted earnings per common share are presented below (in thousands, except share and per share amounts):

	Three Months Ended July 31,
	2004	2003
Basic earnings per share
Weighted average number of shares outstanding	50,036,862	49,740,812

Net income	$15,939	14,017

Basic earnings per common share	$.32	.28

Diluted earnings per share
Weighted average number of shares outstanding	50,036,862	49,740,812
Shares applicable to stock options	199,479	161,852

	50,236,341	49,902,664

Net income	$15,939	14,017

Diluted earnings per common share	$.32	.28

8.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the cautionary statement relating to Forward-Looking Statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2004. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On July 31, 2004, there were a total of 1,359 Casey’s General Stores in operation, of which 1,325 were owned by the Company and 34 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third year of operation.

The Company derives its revenue primarily from the retail sale of gasoline and the products offered in Company stores. The Company also generates a small amount of its revenues from the Company’s franchisees and from the wholesale sale of certain grocery and general merchandise items and gasoline to franchised stores.

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

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003 (Dollars and Gallons in Thousands)

Three months ended 7/31/04	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$480,464	$196,142	$52,188	$5,065	$733,859
Gross profit	$31,037	$61,313	$30,641	$216	$123,207
Margin	6.5%	31.3%	58.7%	4.3%	16.8%
Gasoline Gallons	262,388

Three months ended 7/31/03
Sales	$367,010	$187,911	$47,431	$7,019	$609,371
Gross profit	$25,531	$59,214	$28,835	$551	$114,131
Margin	7.0%	31.5%	60.8%	7.9%	18.7%
Gasoline Gallons	259,269

Net sales for the first quarter of fiscal 2005 increased by $124,488 (20.4%) over the comparable period in fiscal 2004. Retail gasoline sales increased by $113,453 (30.9%) as the number of gallons sold increased by 3,119 (1.2%) while the average retail price per gallon increased 28.9%. During this same period, retail sales of grocery and general merchandise increased by $12,989 (5.5%) due to the addition of 34 new Company Stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 83.2% for the first quarter of fiscal 2005, compared to 81.3% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 6.5%) during the first quarter of fiscal 2005 from the first quarter of the prior year (7%). However, the gross profit margin per gallon increased (to $.1183) in the first quarter of fiscal 2005 from the comparable period in the prior year ($.0985). The gross profits on retail sales of grocery and general merchandise decreased (to 37%) from the comparable period in the prior year (37.4%), primarily due to a slight decrease in margin in the grocery category, and a decrease in the prepared food margin (to 58.7%) from the comparable period in the prior year (60.8%). The decrease in the prepared food margin was caused primarily by higher wholesale cheese prices.

Operating expenses as a percentage of net sales were 11.4% for the first quarter of fiscal 2005 compared to 12.7% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 8% in the first quarter of 2005 from the comparable period in the prior year, primarily due to a 27% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Net income increased by $1,922 (13.7%). The increase in net income was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2004, the Company’s ratio of current assets to current liabilities was .98 to 1. The ratio at July 31, 2003 and April 30, 2004 was .99 to 1 and 1 to 1, respectively. Management believes that the Company’s current bank line of credit of $35,000 ($0 outstanding at July 31, 2004), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $15,976 (52.3%) in the three months ended July 31, 2004 from the comparable period in the prior year, primarily as a result of a larger net income, a smaller increase in inventories and an increase in accrued expenses. Cash used in investing in the three months ended July 31, 2004 decreased due to the decrease in the purchase of property and equipment. Cash used in financing increased, primarily as a result of the increased payments of long-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2005, the Company expended $16,710 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $18,250 for the comparable period in the prior year. The Company anticipates expending approximately $100,000 in fiscal 2005 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of July 31, 2004, the Company had long-term debt of $127,692, consisting of $30,000 in principal amount of 7.38% Senior Notes, $36,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $57,143 in principal amount of 7.89% Senior Notes, Series A, $4,517 of mortgage notes payable, and $32 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2004:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection and renovation program with respect to its older USTs. The Company currently has 2,671 USTs, of which 2,361 are fiberglass and 310 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2004 and 2003, the Company spent approximately $1,827 and $1,138, respectively, for assessments and remediation. During the three months ended July 31, 2004, the Company expended approximately $247 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2004, approximately $7,732 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at July 31, 2004 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of July 31, 2004 would have an immaterial effect on the Company’s pretax earnings.

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

At July 31, 2004, the Company had accumulated net hedging gains before income taxes of $380 on its open options and future contracts. The amount represented their fair value as determined using various indices and dealer quotes. The Company had net hedging gains before income taxes of $1,041 at July 31, 2004 on closed options and futures contracts related to hedged transactions occurring in the three months. These derivative contracts are not linked to specific assets or liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and therefore do not qualify for hedge accounting. They are carried at fair value with any changes in fair value recorded as part of cost of goods sold in the income statement.

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

Item 5.	Other Information.

Effective as of July 1, 2004, Casey’s General Stores, Inc. transferred ownership and operating responsibilities for the Company stores located in Illinois, Kansas, Minnesota, Nebraska and South Dakota to a newly formed, wholly-owned subsidiary named Casey’s Retail Company, an Iowa corporation. On that same date, another newly formed wholly-owned subsidiary named First Heartland Captive Insurance Company, an Arizona corporation, was capitalized and began operating as a captive insurance company for various Company risk exposures.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description
4.2	Rights Agreement between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent (incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights), and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994; the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999.)

4.3	Note Agreement dated as of February 1, 1993 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (incorporated by reference from the Current Report on Form 8-K filed February 18, 1993) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999).

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000).

10.24(a)	Second Amendment (being filed herewith) to Amended and Restated Employment Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001).

21	Subsidiaries of Casey’s General Stores, Inc.

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. On June 10, 2004 and June 11, 2004, the Company filed Form 8-K reports with respect to the press release and transcript of the related conference call concerning the fiscal 2004 year-end financial results. On June 15, 2004, July 14, 2004 and July 15, 2004, the Company filed Form 8-K reports with respect to the monthly same-store sales results for May and June 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 8, 2004	By:	/s/ WILLIAM J. WALLJASPER
	Its:	Vice President & Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
10.24(a)	Second Amendment to Amended and Restated Employment Agreement with John G. Harmon

21	Subsidiaries of Casey’s General Stores, Inc.

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002