Form 10-Q
period 2004-10-31
CASEYS GENERAL STORES INC
filed 2004-12-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2004

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

As of December 2, 2004, the registrant had outstanding 50,131,862 shares of Common Stock, no par value.

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	October 31, 2004	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$59,476	45,887
Receivables	7,722	5,751
Inventories	78,365	77,895
Prepaid expenses	6,879	6,392
Income tax receivable	13,868	10,882

Total current assets	166,310	146,807

Other assets	1,195	1,154
Property and equipment, net of accumulated depreciation October 31, 2004, $432,815 April 30, 2004, $409,969	702,974	686,625

	$870,479	834,586

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

	October 31, 2004	April 30, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$33,275	28,345
Accounts payable	97,159	83,388
Accrued expenses	38,685	34,107

Total current liabilities	169,119	145,840

Long-term debt, net of current maturities	127,473	144,158

Deferred income taxes	106,031	99,159

Deferred compensation	5,846	5,635

Total liabilities	408,469	394,792

Shareholders’ equity:
Preferred stock, no par value	—	—
Common Stock, no par	45,183	44,155
Retained earnings	416,827	395,639

Total shareholders’ equity	462,010	439,794

	$870,479	834,586

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net sales	$717,027	611,103	1,451,508	1,220,858
Franchise revenue	302	463	630	966

	717,329	611,566	1,452,138	1,221,824

Cost of goods sold	600,664	493,634	1,211,316	988,874
Operating expenses	84,105	77,723	168,044	155,257
Depreciation and amortization	12,897	12,317	25,566	24,482
Interest, net	2,572	3,056	5,371	6,301

	700,238	586,730	1,410,297	1,174,914

Income before income taxes	17,091	24,836	41,841	46,910

Federal and state income taxes	6,085	9,066	14,896	17,123

Net income	$11,006	15,770	26,945	29,787

Earnings per share

Basic	$.22	.32	.54	.60

Diluted	$.22	.32	.54	.60

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended October 31,
	2004	2003
Cash flows from operations:
Net income	$26,945	29,787
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	25,566	24,482
Loss on sale of property and equipment	1,783	543
Deferred income taxes	6,000	5,500
Changes in assets and liabilities:
Receivables	(1,971)	529
Inventories	(470)	(5,574)
Prepaid expenses	(684)	(681)
Accounts payable	13,771	3,711
Accrued expenses	4,578	(1,924)
Income taxes receivable	(1,917)	4,459
Other, net	170	273

Net cash provided by operations	73,771	61,105

Cash flows from investing:
Purchase of property and equipment	(40,702)	(40,854)
Proceeds from sale of property and equipment	700	2,516

Net cash used in investing activities	(40,002)	(38,338)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Continued)

	Six Months Ended October 31,
	2004	2003
Cash flows from financing:
Payments on long-term debt	(15,451)	(4,246)
Proceeds from exercise of stock options	1,028	1,678
Payment of cash dividends	(5,757)	(2,985)

Net cash used in financing activities	(20,180)	(5,553)

Net increase in cash and cash equivalents	13,589	17,214
Cash and cash equivalents at beginning of the period	45,887	40,544

Cash and cash equivalents at end of the period	$59,476	57,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six Months Ended October 31,
	2004	2003
Cash paid during the year for Interest, net of amount capitalized	$6,057	6,506
Income taxes	10,813	7,164

Noncash investing and financing activities
Property and equipment acquired through installment purchases or capitalized lease obligations	3,696	670

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2004, and the results of operations for the six and three months ended October 31, 2004 and 2003, and changes in the cash flows for the six months ended October 31, 2004 and 2003. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	The Company accounts for environmental contamination costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination. EITF No. 90-8 allows these costs to be capitalized if the costs extend the life of the asset or if the costs mitigate or prevent environmental contamination that has yet to occur. The Company also offsets these capitalized costs by any refunds received under the reimbursement programs described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Results of Operations” herein.

5.	During the third quarter of fiscal 2004, the Company implemented a change in accounting principle from valuing retail gasoline inventories at the lower of cost or market utilizing the last-in, first-out (LIFO) method to valuing retail gasoline inventories at the lower of cost or market utilizing the first-in, first-out (FIFO) method. This change was adopted because the FIFO method better measures the current value of gasoline inventory, provides a more accurate reflection of the Company’s financial position and more closely matches the actual costs and revenues associated with the sale of gasoline. The six months ended October 31, 2003 Consolidated Statement of Operations and six month ended Consolidated Statement of Cash Flows have been restated to apply the new method retroactively. The three months ended October 31, 2003 Consolidated Statement of Operations and Consolidated Statement of Cash Flows was not restated due to the fact that there was no change during the quarter.

	Six Months Ended October 31, 2003
(Dollars in thousands except per share amounts)	As previously reported	As restated for LIFO to FIFO
Net income	$29,597	29,787

Earnings per common share
Basic	$.59	.60
Diluted	$.59	.60

Weighted average shares outstanding
Basic	49,798,529
Diluted	49,966,033

6.	The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net income, as reported	$11,006	15,770	26,945	29,787

Deducted amount
Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	66	51	170	102

Pro forma net income	$10,940	15,719	26,775	29,685

Basic earnings per share
As reported	$.22	.32	.54	.60
Pro forma	$.22	.32	.53	.60

Diluted earnings per share
As reported	$.22	.32	.54	.60
Pro forma	$.22	.31	.53	.59

The weighted average fair value of the stock options granted during the six months ended October 31, 2004 and 2003 was $4.36 and $3.98 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: for the quarter ended July 31, 2004 - expected dividend yield of 0.95%, risk-free interest rate of 3.8%, estimated volatility of 24%, and an expected life of 5.8 years; for the quarter ended July 31, 2003 - expected dividend yield of 0.89%, risk-free interest rate of 3.9%, estimated volatility of 24%, and an expected life of 5.8 years. There were no stock options granted during the second quarter of 2004 and 2003. For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting periods.

7.	Computations for basic and diluted earnings per common share are presented below (in thousands, except share and per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Basic earnings per share

Weighted average number of shares outstanding	50,086,529	49,832,912	50,061,695	49,798,529

Net income	$11,006	15,770	26,945	29,787

Basic earnings per common share	$.22	.32	.54	.60

Diluted earnings per share

Weighted average number of shares outstanding	50,086,529	49,832,912	50,061,695	49,798,529
Shares applicable to stock options	190,748	184,277	185,325	167,504

	50,277,277	50,017,189	50,247,020	49,966,033

Net income	$11,006	15,770	26,945	29,787

Diluted earnings per common share	$.22	.32	.54	.60

8.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2004. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On October 31, 2004, there were a total of 1,366 Casey’s General Stores in operation, of which 1,332 were owned by the Company and 34 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third year of operation.

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

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003 (Dollars and Amounts in Thousands)

	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Three months ended 10/31/04
Sales	469,800	188,078	53,731	5,418	717,027
Gross profit	25,230	57,967	32,460	706	116,363
Margin	5.4%	30.8%	60.4%	13.0%	16.2%

Gasoline Gallons	260,475

Three months ended 10/31/03
Sales	380,773	176,187	47,398	6,745	611,103
Gross profit	30,003	56,845	29,773	848	117,469
Margin	7.9%	32.3%	62.8%	12.6%	19.2%

Gasoline Gallons	251,887

Net sales for the second quarter of fiscal 2005 increased by $105,924 (17.3%) over the comparable period in fiscal 2004. Retail gasoline sales increased by $89,027 (23.4%) as the number of gallons sold increased by 8,588 (3.4%) while the average retail price per gallon increased 19.3%. During this same period, retail sales of grocery and general merchandise and prepared foods increased by $18,224 (8.2%) due to the addition of 31 new Company Stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 83.8% for the second quarter of fiscal 2005, compared to 80.8% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 5.4%) during the second quarter of fiscal 2005 from the second quarter of the prior year (7.9%). The gross profit margin per gallon also decreased (to $.0969) in the second quarter of fiscal 2005 from the comparable period in the prior year ($.1191) due to the raising price of wholesale gasoline. The gross margin on retail sales of grocery and general merchandise decreased (to 30.8%) from the comparable period in the prior year (32.3%) due primarily to the reduction in vendor rebates. The gross margin on prepared food and fountain decreased (to 60.4%) from the comparable period in the prior year (62.8%) due primarily to higher wholesale cheese prices.

Operating expenses as a percentage of net sales were 11.7% for the second quarter of fiscal 2005 compared to 12.7% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by a increase in the average retail price per gallon of gasoline sold. Operating expenses increased 8.2% in the second quarter of 2005 from the comparable period in the prior year, primarily due to a 32% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, an increase in the loss on sale of property and equipment of $1,002, and the larger number of corporate stores.

Net income decreased by $4,764 (30.2%). The decrease in net income was attributable primarily to the decrease in the gross profit margins on retail gasoline sales and inside sales.

Six Months Ended October 31, 2004 Compared to Six Months Ended October 31, 2003 (Dollars and Amounts in Thousands)

	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Six months ended 10/31/04
Sales	950,264	384,221	105,919	11,104	1,451,508
Gross profit	56,267	119,279	63,101	1,545	240,192
Margin	5.9%	31.0%	59.6%	13.9%	16.5%

Gasoline Gallons	522,863

Six months ended 10/31/03
Sales	747,783	364,098	94,830	14,147	1,220,858
Gross profit	55,534	116,060	58,609	1,781	231,984
Margin	7.4%	31.9%	61.8%	12.6%	19.0%

Gasoline Gallons	511,156

Net sales for the first six months of fiscal 2005 increased by $230,650 (18.9%) over the comparable period in fiscal 2004. Retail gasoline sales increased by $202,481 (27.1%) as the number of gallons sold increased by 11,707 (2.3%) and the average retail price per gallon increased 24.2%. During this same period, retail sales of grocery and general merchandise and prepared foods increased by $31,212 (6.8%) due to the addition of 31 new Company stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 83.5% for the first six months of fiscal 2005 compared to 81.0% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (to 5.9%) during the first six months of fiscal 2005 from the comparable period in the prior year (7.4%). The gross profit margin per gallon also decreased in the first six months of fiscal 2005 (to $.1076) from the comparable period in the prior year ($.1086). The gross profits on retail sales of grocery and general merchandise decreased (to 37.2%) from the comparable period in the prior year (38.1%) due primarily to the decrease in the prepared food margin (to 59.6%) from the comparable period in the prior year (61.8%) and a reduction in vendor rebates. The decrease in the prepared food margin was caused primarily by higher wholesale cheese prices.

Operating expenses as a percentage of net sales were 11.6% for the first six months of fiscal 2005 compared to 12.7% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by a increase in the average retail price per gallon of gasoline sold. Operating expenses increased 8.2% in the first six months of 2005 from the comparable period in the prior year, primarily due to a 29.3% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, an increase in the loss on sale of property and equipment of $1,240, and the larger number of corporate stores.

Net income decreased by $2,842 (9.5%). The decrease in net income was attributable primarily to the decrease in the gross profit margins on inside sales and retail gasoline sales.

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

Long-lived Assets. The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from professional appraisals, offers, actual sale or disposition of assets subsequent to period end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2004, the Company’s ratio of current assets to current liabilities was .98 to 1. The ratio at October 31, 2003 and April 30, 2004 was 1.04 to 1 and 1.01 to 1, respectively. Management believes that the Company’s current bank line of credit of $35,000 ($0 outstanding at October 31, 2004), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $12,666 (20.7%) in the six months ended October 31, 2004 from the comparable period in the prior year, primarily as a result of a large increase in accounts payable, a smaller increase in inventories and an increase in accrued expenses. Cash used in investing in the three months ended October 31, 2004 decreased due to the reduction in the proceeds from sale of property and equipment. Cash used in financing increased, primarily as a result of the increased payments of long-term debt and an increase in the payment of cash dividends.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2005, the Company expended $40,702 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $40,854 for the comparable period in the prior year. The Company anticipates expending approximately $100,000 in fiscal 2005 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of October 31, 2004, the Company had long-term debt of $127,473, consisting of $30,000 in principal amount of 7.38% Senior Notes, $36,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $57,142 in principal amount of 7.89% Senior Notes, Series A, $2,167 of mortgage notes payable, and $2,164 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs. The Company currently has 2,679 USTs, of which 2,369 are fiberglass and 310 are steel, including many with double-wall construction, over-fill protection and electronic tank monitoring, and the Company has an active inspection program with respect to its USTs.

Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2004 and 2003, the Company spent approximately $1,827 and $1,138, respectively, for assessments and remediation. During the six months ended October 31, 2004, the Company expended approximately $720 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2004, approximately $8,000 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at October 31, 2004 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of October 31, 2004 would have an immaterial effect on the Company’s pretax earnings.

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

At October 31, 2004, the Company had accumulated net hedging gains before income taxes of $20 on its open options and future contracts. The amount represented their fair value as determined using various indices and dealer quotes. The Company had net hedging losses before income taxes of $539 at October 31, 2004 on closed options and futures contracts related to hedged transactions occurring in the six months. These derivative contracts are not linked to specific assets or liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and therefore do not qualify for hedge accounting. They are carried at fair value with any changes in fair value recorded as part of cost of goods sold in the income statement.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of shareholders held on September 17, 2004, nine directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

The votes cast or withheld for each nominee were as follows:

Name	Number of Shares Voting For	Number of Shares That Withheld Authority
Donald F. Lamberti	46,751,664	775,945
John R. Fitzgibbon	35,529,796	11,997,813
Ronald M. Lamb	46,486,880	1,040,729
Patricia Clare Sullivan	35,106,498	12,421,111
John G. Harmon	45,941,903	1,585,706
Kenneth H. Haynie	44,848,495	2,679,114
Jack P. Taylor	34,993,403	12,534,206
William C. Kimball	45,179,674	2,347,935
Johnny Danos	45,179,951	2,347,658

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

Exhibit No.	Description
4.2	Rights Agreement between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent (incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights), and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994; the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999.)

4.3	Note Agreement dated as of February 1, 1993 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company and Nippon Life Insurance Company of America (incorporated by reference from the Current Report on Form 8-K filed February 18, 1993) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999).

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000).

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. On September 1, 2004 and September 2, 2004, the Company filed Form 8-K reports with respect to the press release and transcript of the related conference call concerning the fiscal 2004 first quarter financial results. On August 16, 2004, September 15, 2004 and October 14, 2004, the Company filed Form 8-K reports with respect to the monthly same-store sales results for July, August and September 2004, respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 7, 2004	By:	/s/ William J. Walljasper
William J. Walljasper
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