Form 10-Q
period 2005-01-31
CASEYS GENERAL STORES INC
filed 2005-03-14
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2005

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

As of March 3, 2005, the registrant had outstanding 50,173,712 shares of Common Stock, no par value.

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	January 31, 2005	April 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$29,235	45,887
Receivables	6,127	5,751
Inventories	83,311	77,895
Prepaid expenses	5,917	6,392
Income tax receivable	12,844	10,882

Total current assets	137,434	146,807

Other assets	1,683	1,154

Property and equipment, net of accumulated depreciation January 31, 2005, $443,355 April 30, 2004, $409,969	712,248	686,625

	$851,365	834,586

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

	January 31, 2005	April 30, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$34,869	28,345
Accounts payable	76,821	83,388
Accrued expenses	38,566	34,107

Total current liabilities	150,256	145,840

Long-term debt, net of current maturities	127,253	144,158

Deferred income taxes	104,330	99,159

Deferred compensation	5,950	5,635

Total liabilities	387,789	394,792

Shareholders’ equity
Preferred stock, no par value	—	—
Common stock, no par value	46,291	44,155
Retained earnings	417,285	395,639

Total shareholders’ equity	463,576	439,794

	$851,365	834,586

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net sales	$662,561	545,326	2,114,069	1,766,184
Franchise revenue	232	394	862	1,360

	662,793	545,720	2,114,931	1,767,544

Cost of goods sold	553,196	449,292	1,764,512	1,438,166
Operating expenses	89,664	76,273	257,708	231,530
Depreciation and amortization	13,269	12,460	38,835	36,942
Interest, net	2,812	2,989	8,183	9,290

	658,941	541,014	2,069,238	1,715,928

Income before income taxes	3,852	4,706	45,693	51,616

Federal and state income taxes (benefit)	1,386	(1,135)	16,282	15,988

Net income	$2,466	5,841	29,411	35,628

Earnings per common share

Basic	$.05	.12	.59	.71

Diluted	$.05	.12	.59	.71

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended January 31,
	2005	2004
Cash flows from operations:
Net income	$29,411	35,628
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	38,835	36,942
Net loss on property and equipment	9,290	918
Deferred income taxes	5,171	8,250
Changes in assets and liabilities:
Receivables	(376)	315
Inventories	(5,416)	(8,017)
Prepaid expenses	475	(293)
Accounts payable	(6,567)	8,655
Accrued expenses	4,459	(3,860)
Income taxes	(1,494)	(6,316)
Other, net	(214)	539

Net cash provided by operations	73,574	72,761

Cash flows from investing:
Purchase of property and equipment	(68,101)	(58,364)
Proceeds from sale of property and equipment	1,550	2,820

Net cash used in investing activities	(66,551)	(55,544)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Continued)

	Nine Months Ended January 31,
	2005	2004
Cash flows from financing:
Payments of long-term debt	(17,578)	(10,108)
Proceeds from exercise of stock options	1,668	3,295
Payments of cash dividends	(7,765)	(4,729)

Net cash used in financing activities	(23,675)	(11,542)

Net (decrease) increase in cash and cash equivalents	(16,652)	5,675
Cash and cash equivalents at beginning of the year	45,887	40,544

Cash and cash equivalents at end of the quarter	$29,235	46,219

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine Months Ended January 31,
	2005	2004
Cash paid during the year for
Interest, net of amount capitalized	$10,126	10,945
Income taxes	11,583	14,163

Noncash investing and financing activities
Property and equipment acquired through installment purchases or capitalized lease obligations	7,197	1,195

Noncash operating and financing activities
Increase in common stock and increase in income taxes receivable due to tax benefits related to nonqualified stock options	468	504

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2005, and the results of operations for the three and nine months ended January 31, 2005 and 2004, and changes in cash flows for the nine months ended January 31, 2005 and 2004. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in inventory cost and are recognized at the time the product is sold.

4.	The Company accounts for environmental contamination costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination. EITF No. 90-8 allows these costs to be capitalized if the costs extend the life of the asset or if the costs mitigate or prevent environmental contamination that has yet to occur. The Company also offsets these capitalized costs by any refunds received under the reimbursement programs described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income, as reported	$2,466	5,841	29,411	35,628

Deducted amount
Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	66	51	236	153

Pro forma net income	$2,400	5,790	29,175	35,475

Basic earnings per share
As reported	$.05	.12	.59	.71
Pro forma	$.05	.12	.58	.71

Diluted earnings per share
As reported	$.05	.12	.59	.71
Pro forma	$.05	.12	.58	.71

The weighted average fair value of the stock options granted during the nine months ended January 31, 2005 and 2004 was $4.36 and $3.98 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: for the quarter ended July 31, 2004 - expected dividend yield of 0.95%, risk-free interest rate of 3.8%, estimated volatility of 24%, and an expected life of 5.8 years; for the quarter ended July 31, 2003 - expected dividend yield of 0.89%, risk-free interest rate of 3.9%, estimated volatility of 24%, and an expected life of 5.8 years. There were no stock options granted during the second or third quarters of 2005 and 2004. For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting periods.

6.	Computations for basic and diluted earnings per common share are presented below (in thousands, except share and per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Basic earnings per share

Weighted average number of shares outstanding	50,151,862	49,925,479	50,091,751	49,833,068

Net income	$2,466	5,841	29,411	35,628

Basic earnings per common share	$.05	.12	.59	.71

Diluted earnings per share

Weighted average number of shares outstanding	50,151,862	49,925,479	50,091,751	49,833,068
Shares applicable to stock options	199,110	225,303	178,559	161,478

	50,350,972	50,150,782	50,270,310	49,994,546

Net income	$2,466	5,841	29,411	35,628

Diluted earnings per common share	$.05	.12	.59	.71

7.	Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded approximately $7,913 in impairment charges during the 9 months ended, January 31, 2005, $7,013 of which pertains to a group of 36 stores that management has decided in the fourth quarter to sell. The remaining $900 pertains to impairment provisions for real estate, buildings and equipment for certain underperforming and closed locations. The Company values the locations addressed above based on their expected resale value. The impairment charges are a component of operating expenses.

8.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2004. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On January 31, 2005, there were a total of 1,368 Casey’s General Stores in operation, of which 1,343 were owned by the Company and 25 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its first three to five years of operation.

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

At January 31, 2005, the Company owned the land at 1,292 locations and the buildings at 1,305 locations, and leased the land at 51 locations and the buildings at 38 locations. Due to the insignificant number of leases, management feels that any changes in the lease accounting rules will not have a material impact on its financial statements.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded approximately $7,913 in impairment charges during the 9 months ended, January 31, 2005, $7,013 of which pertains to a group of 36 stores that management has decided in the fourth quarter to sell. The remaining $900 pertains to impairment provisions for real estate, buildings and equipment for certain underperforming and closed locations. The company values the locations addressed above based on their expected resale value. The impairment charges are a component of operating expenses.

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004 (Dollars and Amounts in Thousands)

	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Three months ended 1/31/05

Sales	441,467	167,016	49,565	4,513	662,561
Gross profit	25,785	52,122	30,290	1,168	109,365
Margin	5.8%	31.2%	61.1%	25.8%	16.5%

Gasoline Gallons	252,750

Three months ended 1/31/04

Sales	343,008	152,954	43,863	5,501	545,326
Gross profit	21,792	47,170	26,465	607	96,034
Margin	6.4%	30.8%	60.3%	11%	17.6%

Gasoline Gallons	240,637

Net sales for the third quarter of fiscal 2005 increased by $117,235 (21.5%) over the comparable period in fiscal 2004. Retail gasoline sales increased by $98,459 (28.7%) as the number of gallons sold increased by 12,113 (5%) while the average retail price per gallon increased 22.5%. During this same period, retail sales of grocery and general merchandise and prepared foods increased by $19,764 (10%) due to the addition of 29 new Company Stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 83.5% for the third quarter of fiscal 2005, compared to 82.4% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 5.8%) during the third quarter of fiscal 2005 from the third quarter of the prior year (6.4%) while the gross profit margin per gallon increased (to $.1020) from the comparable period in the prior year ($.0906). The gross profits on retail sales of grocery and general merchandise increased (to 31.2%) from the comparable period in the prior year (30.8%), primarily due to strategic price increases on selective products. These increases, however, were partially offset by the reduction in vendor rebates. The gross profit margin on prepared food and fountain increased (to 61.1%) from the comparable period in the prior year (60.3%) also due primarily to strategic price increases on selective products.

Operating expenses as a percentage of net sales were 13.5% for the third quarter of fiscal 2005 compared to 14% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 17.6% in the third quarter of 2005 from the comparable period in the prior year, primarily due to a pretax impairment charge of $7,013 recognized on 36 underperforming stores, a 47.1% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores. The Company has decided based upon a strategic assessment completed by management in the fourth quarter to sell the underperforming stores.

Income tax expense increased $2,521 due primarily to a one-time tax benefit of approximately $2,500 received in the comparable period in fiscal 2004.

Net income decreased by $3,375 (57.8%). The decrease in net income was attributable primarily to the increase in operating expenses and income taxes. This result was partially offset by the increase in the gross profit margin on inside sales and the gross profit margin per gallon of gasoline sold.

Nine Months Ended January 31, 2005 Compared to Nine Months Ended January 31, 2004 (Dollars and Amounts in Thousands)

	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Nine months ended 1/31/05

Sales	1,391,731	551,237	155,484	15,617	2,114,069
Gross profit	82,052	171,401	93,392	2,712	349,557
Margin	5.9%	31.1%	60.1%	17.4%	16.5%

Gasoline Gallons	775,614

Nine months ended 1/31/04

Sales	1,090,792	517,052	138,692	19,648	1,766,184
Gross profit	77,326	163,230	85,074	2,388	328,018
Margin	7.1%	31.6%	61.3%	12.2%	18.6%

Gasoline Gallons	751,793

Net sales for the first nine months of fiscal 2005 increased by $347,885 (19.7%) over the comparable period in fiscal 2004. Retail gasoline sales increased by $300,939 (27.6%) as the number of gallons sold increased by 23,821 (3.2%) while the average retail price per gallon increased 23.7%. During this same period, retail sales of grocery and general merchandise and prepared foods increased by $50,977 (7.8%) due to the addition of 29 new Company stores and a greater number of stores in operation for at least three years.

Cost of goods sold as a percentage of net sales was 83.5% for the first nine months of fiscal 2005 compared to 81.4% for the comparable period in the prior year. This result occurred because the gross profit margins on retail gasoline sales decreased (to 5.9%) during the first nine months of fiscal 2005 from the comparable period in the prior year (7.1%) while the gross profit margin per gallon increased (to $.1058) from the comparable period in the prior year ($.1029). The gross profits on retail sales of grocery and general merchandise decreased (to 31.1%) from the comparable period in the prior year (31.6%), primarily due to the reduction in vendor rebates. The gross profit margin on prepared food and fountain decreased (to 60.1%) from the comparable period in the prior year (61.3%) primarily due to higher wholesale cheese prices during the period.

Operating expenses as a percentage of net sales were 12.2% for the first nine months of fiscal 2005 compared to 13.1% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 11.3% in the first nine months of 2005 from the comparable period in the prior year, primarily due to a pretax impairment charge of $7,013 recognized on 36 underperforming stores, a 34.6% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Income tax expense increased $294 (1.8%), due primarily to a one-time tax benefit of approximately $2,500 received in the comparable period in fiscal 2004. Management anticipates the effective tax rate in fiscal 2006 to remain comparable to the effective tax rate in fiscal 2005.

Net income decreased by $6,217 (17.4%). The decrease in net income was attributable primarily to the decrease in the gross profit margins on retail sales of grocery and general merchandise and prepared food and fountain, an increase in operating expenses, and the increase in income tax expense.

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

The Company generally has closed several under-performing stores each year. Recently management has been engaged in a strategic evaluation that identified a group of Company stores that have not been meeting the Company’s cash flow and profit objectives, generally as a result of competitive pressures in the area and changed traffic patterns. In the case of thirty-six such stores, management has concluded that further operational adjustments and marketing initiatives are not likely to materially improve the performance of those stores, and has determined that they should be sold. The resulting impairment charge is reflected in the financial statements included as part of this Form 10-Q. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance.

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

Recent Accounting Pronouncement. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 6 in the Condensed Notes to Consolidated Financial Statements included in this Form 10-Q and in Note 1 in the Consolidated Financial Statements included in the Company’s Form 10-K. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2005, the Company’s ratio of current assets to current liabilities was .91 to 1. The ratio at January 31, 2004 and April 30, 2004 was 1.08 to 1 and 1.01 to 1, respectively. Management believes that the Company’s current bank line of credit of $35,000 ($0 outstanding at January 31, 2005), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $813 (1.1%) in the nine months ended January 31, 2005 from the comparable period in the prior year, primarily as a result of an increase in accrued expenses. However, this result was partially offset by a reduction in net income and accounts payable. Cash used in investing in the nine months ended January 1, 2005 increased due to the increase in the purchase of property and equipment. Cash used in financing increased, primarily as a result of an increase in the payments of long-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2005, the Company expended $68,101 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $58,364 for the comparable period in the prior year. The Company anticipates expending approximately $90,000 in fiscal 2005 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of January 31, 2005, the Company had long-term debt of $127,253, consisting of $30,000 in principal amount of 7.38% Senior Notes, $36,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $57,143 in principal amount of 7.89% Senior Notes, Series A, $2,011 of mortgage notes payable, and $2,099 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2004:

Competition. The Company’s business is highly competitive, and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in Company stores. Many of the food (including prepared foods) and non-food items similar or identical to those sold by the Company are generally available from a variety of competitors in the communities served by Company stores, and the Company competes with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants and “fast-food” outlets (with respect to the sale of prepared foods). Sales of such non-gasoline items (particularly prepared food items) have contributed substantially to the Company’s gross profits from retail sales in recent years. Gasoline sales are also intensely competitive. The Company competes with both independent and national brand gasoline stations in the sale of gasoline, other convenience store chains and several non-traditional gasoline retailers such as supermarkets in specific markets. Some of these other gasoline retailers may have access to more favorable arrangements for gasoline supply than do the Company or the firms that supply its stores. Some of the Company’s competitors have greater financial, marketing and other resources than the Company, and, as a result, may be able to respond better to changes in the economy and new opportunities within the industry.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs. The Company currently has 2,698 USTs, of which 2,390 are fiberglass and 308 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2004 and 2003, the Company spent approximately $1,827 and $1,138, respectively, for assessments and remediation. During the nine months ended January 31, 2005, the Company expended approximately $1,068 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2005, approximately $8,200 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at January 31, 2005 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Dollars in Thousands).

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of January 1, 2005 would have an immaterial effect on the Company’s pretax earnings.

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

At January 31, 2005, the Company had accumulated net hedging losses before income taxes of $119 on its open options and future contracts. The amount represented their fair value as determined using various indices and dealer quotes. The Company had net hedging losses before income taxes of $399 for the nine months ended January 31, 2005 on closed options and futures contracts related to hedged transactions occurring in the nine months. These derivative contracts are not linked to specific assets or liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and therefore do not qualify for hedge accounting. They are carried at fair value with any changes in fair value recorded as part of cost of goods sold in the income statement.

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

Management currently is evaluating the design and operating effectiveness of the Company’s internal controls over financial reporting as part of its efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of the fiscal year ending on April 30, 2005. Section 404 requires the Company to evaluate the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal controls over financial reporting in all annual reports beginning with the report on Form 10-K for the fiscal year ending on April 30, 2005. As a result of this effort, management has identified and fully remediated certain deficiencies in the Company’s controls over specific operations, including inventory management, payroll administration and fixed assets and the segregation of duties in certain areas. All such deficiencies have been reported to the Audit Committee, and management does not believe that they affected the accuracy of the financial statements included in this Form 10-Q or represented a material weakness in the Company’s internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K. On December 2, 2004 and December 8, 2004, the Company filed Form 8-K reports with respect to the press release and transcript of the related conference call concerning the financial results for the fiscal quarter ended October 31, 2004. On November 15, 2004, December 15, 2004 and January 14, 2005, the Company filed Form 8-K reports with respect to the monthly same-store sales results for October, November and December 2004, respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2005	CASEY’S GENERAL STORES, INC.

	By:	/s/ William J. Walljasper
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