Form 10-K
period 2005-04-30
CASEYS GENERAL STORES INC
filed 2005-07-14
CIK 726958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2005

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

COMMON STOCK

(Title of Class)

COMMON SHARE PURCHASE RIGHTS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price ($17.80 per share) as quoted on the NASDAQ National Market System on the last business day of the registrant’s most recently completed second fiscal quarter (October 29, 2004), was $786,294,441.

At the close of business on July 6, 2005, the registrant had 50,254,212 shares of Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

1. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on September 16, 2005 (Item 5 of Part II and Items 10, 11, 12, 13, and 15 of Part III).

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. (Casey’s) and its wholly owned subsidiaries (Casey’s, together with its subsidiaries, shall be referred to herein as the Company) operate convenience stores under the name “Casey’s General Store” in 9 Midwest states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2005, there were a total of 1,364 Casey’s General Stores in operation, of which 1,339 were operated by the Company (Corporate Stores) and 25 stores were operated by franchisees (Franchise Stores). There were 12 Corporate Stores newly constructed and 29 stores purchased in fiscal 2005. There were no Franchise Stores newly opened in fiscal 2005. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to Corporate and Franchise Stores.

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

Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100) was incorporated in Iowa in 1967. Two of the Company’s subsidiaries, Casey’s Marketing Company (Marketing Company) and Casey’s Services Company (Services Company), also operate from the Corporate Headquarters facilities and were incorporated in Iowa in March 1995. A third subsidiary, Casey’s Retail Company, was incorporated in Iowa in 2004, and also operates from these facilities.

The Company’s Internet address is www.caseys.com. The Company makes available through its Web site, among other items, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Additionally, the Company discloses its Financial Code of Ethics and Code of Conduct on its Internet Web site and intends to use its Web site to disclose any waiver to its Financial Code of Ethics and Code of Conduct to the extent such disclosure is legally required.

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

Corporate Subsidiaries

The Marketing Company and the Services Company were organized as Iowa corporations in March 1995, and both are wholly owned subsidiaries of Casey’s. Casey’s Retail Company was organized as an Iowa Corporation in April 2004 and is also a wholly owned subsidiary of Casey’s.

Casey’s Retail Company operates Corporate Stores in Illinois, Kansas, Minnesota, Nebraska, and South Dakota and also holds the rights to the Casey’s trademark and trade name and serves as franchisor in connection with the operation of Franchise Stores. The Marketing Company owns and has responsibility for the operation of Corporate Stores in Iowa, Missouri, Wisconsin, and Indiana. The Marketing Company also has responsibility for all Company wholesale operations, including the operation of the Casey’s Distribution Center. The Services Company provides a variety of construction and transportation services for all Corporate Stores.

First Heartland Captive Insurance Company, Inc. (First Heartland) was incorporated April 14, 2004 in Arizona and is a wholly owned subsidiary of Casey’s. First Heartland operates as a single-parent deductible reimbursement captive insurance company based in Phoenix, Arizona. First Heartland provides general liability, automobile liability, and workers compensation insurance coverages to Casey’s Retail Company, Casey’s Marketing Company, and Casey’s Services Company.

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

It is management’s policy to experiment with additions to the Company’s product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years. In 1980, the Company initiated the installation of snack centers, which now are in all Corporate Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2005, the Company was selling donuts prepared on store premises in approximately 98% of its stores in addition to cookies, brownies, Danish rolls, cinnamon rolls, and muffins. The Company installs donut-making facilities in all newly constructed stores.

The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 1,263 Corporate Stores (94%) as of April 30, 2005. Management believes pizza is the Company’s most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, sub sandwiches, pizza bites, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, hot dogs, and potato cheese bites.

Management’s decision to add snack center items and freshly prepared donuts and pizza to the Company’s product selection reflects its strategy to promote high margin products that are compatible with convenience store operations. Although retail sales of nongasoline items during the last three fiscal years have generated approximately 36% of the Company’s retail sales, such sales resulted in approximately 76% of the Company’s gross profits from retail sales. Gross profit margins for prepared food items, which have averaged approximately 60% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 7% during the same period.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 2005, the aggregate investment in land, building, equipment, and initial inventory for a typical newly constructed Corporate Store averaged approximately $1.1 million. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, and 500 square feet to storage and 2 large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes 3 or 4 islands of gasoline dispensers and storage tanks having a capacity of 24,000 to 36,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air-conditioned and have modern refrigeration facilities. Nearly all the store locations feature the Company’s bright red and yellow pylon sign and façade, both of which display the name and service mark of the Company.

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

Gasoline Operations

Gasoline sales are an important part of the Company’s revenue and earnings. Approximately 67% of Casey’s net sales for the year ended April 30, 2005 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Corporate Stores for the three fiscal years ended April 30, 2005:

	Year ended April 30,
	2005	2004	2003
Number of gallons sold	1,016,942,024	974,534,669	916,964,347

Total retail gasoline sales	$1,870,791,477	$1,455,972,533	$1,266,506,654

Percentage of net sales	66.6%	62.5%	59.8%

Gross profit percentage	5.8%	6.8%	8.0%

Average retail price per gallon	$1.84	$1.49	$1.38

Average gross profit margin per gallon	10.65 ¢	10.10 ¢	11.00 ¢

Average number of gallons sold per Corporate Store*	777,002	756,069	732,092

*	Includes only those stores in operation at least one full year before commencement of the periods indicated.

Retail prices of gasoline increased during the year ended April 30, 2005. The total number of gallons sold by the Company during this period also increased, primarily as the result of the increased number of Corporate Stores in operation and the Company’s efforts to price its retail gasoline competitively in the market area served by a particular store. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

Distribution and Wholesale Arrangements

The Marketing Company supplies all Corporate Stores and all Franchise Stores with groceries, food, health and beauty aids, and general merchandise from the Casey’s Distribution Center. The stores place orders for merchandise through a telecommunications link-up to the computer at the Company’s headquarters in Ankeny, and weekly shipments are made from the Casey’s Distribution Center by Company-owned delivery trucks. The Marketing Company charges Franchise Stores processing and shipping fees for each order filled by the Casey’s Distribution Center. The efficient service area of the Casey’s Distribution Center is a radius of approximately 500 miles, which encompasses all of the Company’s existing and proposed stores.

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

In fiscal 2005, the Company purchased directly from manufacturers approximately 90% of the food and nonfood items sold from the Casey’s Distribution Center. It is the Company’s practice, with few exceptions, not to enter into contracts with any of the suppliers of products sold by Casey’s General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

Franchise Operations

Casey’s has franchised Casey’s General Stores since 1970. In addition to generating income for Casey’s, franchising historically enabled Casey’s to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey’s. Franchising also enabled Casey’s to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance. In recent years management has acquired a number of Franchise Stores by leasing or purchasing such stores from the franchisees. As of April 30, 2005, there were a total of 19 franchisees operating 25 Franchise Stores.

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

Personnel

On April 30, 2005, the Company had 5,887 full-time employees and 8,553 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

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

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Corporate Stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. The Company currently has 2,683 USTs, 2,381 of which are fiberglass and 302 are steel. Management currently believes substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2005 and 2004, the Company spent approximately $1,414,000 and $1,827,000 respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2005, approximately $8,400,000 has been received from such programs. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. At April 30, 2005, the Company had an accrued liability of approximately $200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

ITEM 2.	PROPERTIES

The Company owns its Corporate Headquarters and Distribution Center operations on a 45-acre site in Ankeny, Iowa. This facility consists of approximately 255,000 square feet, including a central Corporate Headquarters office building, Distribution Center, and vehicle service and maintenance center. The facility was completed in February 1990 and placed in full service at that time. The Company has entered into a design-build arrangement for the construction of improvements to this facility, including the addition of 98,000 square feet to the Distribution Center, 20,000 square feet of office space, additional paving for truck parking and necessary drainage and landscaping improvements. The project is expected to be completed in the spring of 2006.

On April 30, 2005, Casey’s owned the land at 1,291 locations and the buildings at 1,304 locations and leased the land at 48 locations and the buildings at 35 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

The Company from time to time is involved in legal and administrative proceedings or investigations arising from the conduct of its business operations, including contractual disputes, environmental contamination or remediation issues, employment or personnel matters, personal injury and property damage claims, as well as claims by state, federal, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is the opinion of management, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on the Company’s consolidated financial position and results of operation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq National Market System under the symbol CASY. The 50,189,812 shares of common stock outstanding at April 30, 2005 had a market value of $847.2 million, and there were 2,729 shareholders of record.

Common Stock Market Prices

Calendar 2003	High	Low	Calendar 2004	High	Low	Calendar 2005	High	Low
Q1	$13.03	$10.45	Q1	$18.95	$15.24	Q1	$19.67	$15.98
Q2	14.90	11.85	Q2	18.30	15.00	Q2	20.86	16.53
Q3	16.13	13.38	Q3	18.79	15.50
Q4	18.45	13.93	Q4	20.00	16.68

Dividends

The Company began paying cash dividends during fiscal 1991. The dividends paid in fiscal 2005 totaled $0.195 per share, which included a dividend of $0.035 declared in the fourth quarter of fiscal 2004 and paid in fiscal 2005. Historically, the Company recorded dividends at the time of payment, which typically followed by several weeks the date on which dividends were declared. On May 1, 2004, the Company began recording dividends as of the date of declaration. As a result, the Company’s records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005. The Board of Directors recently approved an increase in the quarterly dividend to $0.045 from $0.04, payable August 15, 2005 to shareholders of record on August 1, 2005. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared by the Company during the calendar years 2003-05 have been as follows:

Calendar 2003	Cash dividend declared	Calendar 2004	Cash dividend declared	Calendar 2005	Cash dividend declared
Q1	$0.025	Q1	$0.035	Q1	$0.04
Q2	0.025	Q2	0.035	Q2	0.04
Q3	0.035	Q3	0.04
Q4	0.035	Q4	0.04

	$0.12		$0.15

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Income Data

	Years ended April 30,
	2005	2004	2003
Net sales	$2,809,420	$2,328,940	$2,117,293
Franchise revenue	1,065	1,669	2,451

	2,810,485	2,330,609	2,119,744

Cost of goods sold	2,352,580	1,908,807	1,709,387
Operating expenses	329,296	306,052	285,889
Depreciation and amortization	52,123	48,357	46,132
Interest, net	10,739	12,398	13,030

Earnings from continuing operations before income taxes	65,747	54,995	65,306
Federal and state income taxes	23,215	17,098	24,294

Net earnings from continuing operations	42,532	37,897	41,012
Loss on discontinued operations, net of tax benefit	5,779	1,431	1,206

Net earnings	$36,753	$36,466	$39,806

Basic
Earnings from continuing operations	$.85	$.76	$.83
Loss on discontinued operations	.12	.03	.03

Net earnings	$.73	$.73	$.80

Diluted
Earnings from continuing operations	$.85	$.76	$.82
Loss on discontinued operations	.12	.03	.02

Net earnings	$.73	$.73	$.80

Weighted average number of common shares outstanding—basic	50,115	49,876	49,643
Weighted average number of common shares outstanding—diluted	50,284	50,041	49,720

Dividends paid per common share	$0.195	$0.13	$0.10

Balance Sheet Data

	Years ended April 30,
	2005	2004	2003
Current assets	$142,430	$146,807	$118,296
Total assets	870,909	834,586	776,747
Current liabilities	170,127	145,840	117,338
Long-term debt	123,064	144,158	162,394
Shareholders’ equity	469,137	439,794	405,660

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Store growth is a priority of the Company. Casey’s evaluates the location of third-party purchases and sites for new construction based on expected financial results and return on investment. Casey’s purchased 29 stores and built 12 in fiscal 2005.

Fiscal 2005 Compared with Fiscal 2004

Net sales for fiscal 2005 increased 20.6% to $2,809,420, primarily due to a 23.1% increase in gas prices and the net addition of 17 Corporate Stores. Retail gasoline sales for the fiscal year were $1,870,791, an increase of 28.5%, and gallons sold increased 4.4% to 1,016,942. Inside sales (grocery & other merchandise and prepared food & fountain) increased 8.4% to $918,807.

Cost of goods sold as a percentage of net sales was 83.7% for fiscal 2005 compared with 82% for the prior year. The increase was caused by a decrease in the gas margin to 5.8% in fiscal 2005 from 6.8% in fiscal 2004 due to the higher cost of gasoline. The grocery & other merchandise margin remained nearly constant at 30.9% in fiscal 2005 while the prepared food & fountain margin decreased to 60.3% from 60.7%, primarily due to the high cost of cheese during much of the year.

Operating expenses increased 7.6% in fiscal 2005, driven by an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices and an increase in the number of Corporate Stores. Higher gasoline prices decreased the operating expense ratio to 11.7% of net sales in fiscal 2005 from 13.1% in the prior year.

Depreciation and amortization expense increased 7.8% to $52,123 in fiscal 2005 from $48,357 in fiscal 2004. The increase was due to an increase in capital expenditures in fiscal 2005.

The effective tax rate increased 4.2% to 35.3% in fiscal 2005 from 31.1% in fiscal 2004. The provision for income taxes for fiscal 2004 included one-time tax benefits of approximately $2,500. Included in the one-time benefit were approximately $200 of legislative tax changes, $1,100 in adjustment of prior estimated federal and state credits to actual, $500 of available credits and state tax benefits previously not taken, and $700 due to the resolution of tax exposure items.

Net earnings from continuing operations increased to $42,532 in fiscal 2005 from $37,897 in fiscal 2004. The increase was due primarily to the increase in the gross profit margin per gallon of gasoline sold (to 10.65¢) from the prior year (10.10¢).

Discontinued operations for fiscal 2005 resulted in a loss of $5,779 (net of $3,154 income tax benefit) compared to a loss of $1,431 (net of $647 income tax benefit) for fiscal 2004. The stores included in discontinued operations had total revenues of $41,817 and $39,980 and pretax operating losses of $2,103 and $2,708 for fiscal 2005 and 2004, respectively. Included in the loss on discontinued operations were losses on disposal of $6,830 (net of $2,412 tax benefit) for the year ended April 30, 2005. No losses were recorded on disposal for the year ended April 30, 2004. The losses on disposal for the year ended April 30, 2005 included write-downs of stores to net realizable value as well as gains and losses on sales of stores.

Fiscal 2004 Compared with Fiscal 2003

Net sales for fiscal 2004 increased 10% to $2,328,940, primarily due to an 8.2% increase in gas prices and the net addition of 32 Corporate Stores. Retail gasoline sales for the fiscal year were $1,455,973, an increase of 15%, and gallons sold increased 6.3% to 974,535. Inside sales (grocery & other merchandise and prepared food & fountain) increased 4.8% to $847,848.

Cost of goods sold as a percentage of net sales was 82% for fiscal 2004 compared with 80.7% for the prior year. The increase was caused by a decrease in the gas margin to 6.8% in fiscal 2004 from 8% in fiscal 2003 due to the higher cost of gasoline. The grocery and other merchandise margin decreased to 31.2% in fiscal 2004 from 31.7% in fiscal 2003, and the prepared food & fountain margin increased to 60.7% from 59.5%.

Operating expenses increased 7.1% in fiscal 2004, driven by an increase in the Company’s self-insurance reserves, an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices, and an increase in the number of Corporate Stores. The $3,398 increase in insurance reserves resulted from an independent actuarial review performed primarily in response to the magnitude of the insurance reserves and recent changes in retention. Higher gasoline prices decreased the operating expense ratio to 13.1% of net sales in fiscal 2004 from 13.5% in the prior year.

Depreciation and amortization expense increased 4.8% to $48,357 in fiscal 2004 from $46,132 in fiscal 2003. The increase was due to capital expenditures made in fiscal 2004.

The effective tax rate decreased 6.1% to 31.1% in 2004 from 37.2% in 2003. The provision for income taxes for fiscal 2004 reflected one-time tax benefits of approximately $2,500. Included in the one-time benefits were approximately $200 of legislative tax changes, $1,100 in adjustment of prior estimated federal and state credits to actual, $500 of available credits and state tax benefits previously not taken, and $700 due to the resolution of tax exposure items. These one-time benefits reduced the effective tax rate by 4.7%.

Net earnings from continuing operations decreased to $37,897 in fiscal 2004 from $41,012 in fiscal 2003. The decrease was primarily the result of lower gasoline margins caused by rising wholesale costs of gasoline over the third and fourth quarters and margin compression in the cigarette category due to reductions in retail display allowances throughout the year.

Discontinued operations for fiscal 2004 resulted in a loss of $1,431 (net of $647 income tax benefit) compared with a loss of $1,206 (net of $714 income tax benefit) for fiscal 2003. The stores included in discontinued operations had total revenues of $39,980 and $39,941 and pretax operating losses of $2,078 and $1,920 for fiscal 2004 and 2003, respectively.

COMPANY NET SALES AND GROSS PROFITS

	Years ended April 30,
	2005	2004	2003
Net sales (1)
Gasoline	$1,870,791	$1,455,973	$1,266,507
Grocery & other merchandise	714,012	665,851	642,224
Prepared food & fountain	204,795	181,997	166,628
Other	19,822	25,119	41,934

	$2,809,420	$2,328,940	$2,117,293

Gross profits (2)
Gasoline	$108,317	$98,464	$100,906
Grocery & other merchandise	220,922	207,684	203,575
Prepared food & fountain	123,578	110,515	99,152
Other	4,023	3,470	4,273

	$456,840	$420,133	$407,906

SAME-STORE COMPARISONS (3)

	Years ended April 30,
	2005	2004	2003
Corporate Stores
Average retail sales	$2,130	$1,788	$1,659
Average retail inside sales	701	659	648
Average gross profit on inside items	258	244	239
Average retail sales of gasoline	1,429	1,129	1,011
Average gross profit on gasoline (4)	82	75	74
Average operating income (5)	88	81	82
Average number of gallons sold	777	756	732
Franchise Stores
Average franchise revenue (6)	$35	$34	$34

(1)	Net sales exclude franchise revenue and charges to franchisees for certain maintenance, transportation, and construction services provided by the Company.
(2)	Gross profits represent net sales less cost of goods sold. Gross profit is given before charge for depreciation and amortization.
(3)	Same-store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.
(4)	Retail gasoline profit margins have a substantial impact on the Company’s net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on the Company’s earnings.
(5)	Average operating income represents retail sales less cost of goods sold, including cost of merchandise, financing costs, and operating expenses attributable to a particular store; it excludes federal and state income taxes, operating expenses of the Company not attributable to a particular store, and payments by the Company to its benefit plans.
(6)	Average franchise revenue includes a royalty fee equal to 3% of gross receipts derived from store sales of nongasoline items, a royalty fee of $0.018 per gallon on gasoline sales, and sign and façade rental fees.

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

Long-lived Assets

The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from professional appraisals, offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred a $1,775 impairment charge in addition to the loss on discontinued operations in fiscal 2005.

Self-insurance

The Company is primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. In fiscal 2005, the Company increased the self-insurance reserve by $2,118.

Liquidity and Capital Resources

Due to the nature of the Company’s business, most sales are for cash; cash from operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of April 30, 2005, the Company’s ratio of current assets to current liabilities was .84 to 1, primarily due to a large increase in accounts payable caused by higher priced gasoline. The ratio at April 30, 2004 and at April 30, 2003 was 1.01 to 1. Management believes that the Company’s current $35,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $34,282 (35%) in the year ended April 30, 2005, primarily because of decreases in inventories and in income taxes receivable, a loss on the sale of property and equipment, and the net addition of 17 Corporate Stores. Cash used in investing in the year ended April 30, 2005 rose $23,288 due to an increase in the purchase of property and equipment. Cash used in financing was up $13,173, primarily because of larger long-term debt payments and a dividend increase.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Corporate Stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2005, the Company expended $95,447 for property and equipment, primarily for the construction, acquisition, and remodeling of Corporate Stores, compared with $72,597 in the prior year. In fiscal 2006, the Company anticipates expending approximately $95,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of Corporate Stores.

As of April 30, 2005, the Company had long-term debt of $123,064 consisting of $30,000 in principal amount of 7.38% senior notes; $32,000 in principal amount of senior notes, series A through series F, with interest rates ranging from 6.18% to 7.23%; $57,142 in principal amount of 7.89% senior notes, series A; $1,958 of mortgage notes payable; and $1,964 of capital lease obligations.

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

To date, the Company has funded capital expenditures primarily from the proceeds of the sale of common stock, issuance of 6 1/4% convertible subordinated debentures (converted into shares of common stock in 1994), the previously described senior notes, a mortgage note and through funds generated from operations. Future capital required to finance operations, improvements, and the anticipated growth in the number of Corporate Stores is expected to come from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. Such capital needs are not expected to adversely affect liquidity.

The table below presents significant contractual obligations, including interest, of the Company at April 30, 2005:

	2006	2007	2008	2009
Senior notes	$25,049	$23,887	$23,725	$22,495
Mortgage notes	12,454	653	890	470
Capital lease obligations	651	642	635	605
Operating leases	305	241	144	71

	$38,459	$25,423	$25,394	$23,641

	2010	Thereafter	Total
Senior notes	$17,265	$78,366	$190,787
Mortgage notes	120	0	14,587
Capital lease obligations	251	0	2,784
Operating leases	60	177	998

	$17,696	$78,543	$209,156

At April 30, 2005, the Company was partially self-insured for workers’ compensation claims in all 9 states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $7,500 were issued and outstanding at April 30, 2005 on the insurance company’s behalf. The Company renews the letters of credit on an annual basis.

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

Gasoline Operations

Gasoline sales are an important part of the Company’s revenue and earnings, and retail gasoline profit margins have a substantial impact on the Company’s net income. Profit margins on gasoline sales can be affected adversely by factors beyond the control of the Company, including the supply of gasoline available in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, increases in wholesale gasoline costs generally during a period, and price competition from other gasoline marketers. The market for crude oil and domestic wholesale petroleum products is volatile and is affected by general political conditions and instability in oil producing regions such as the Middle East and Venezuela. The volatility of the wholesale gasoline market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on the Company’s operating results and financial conditions. These factors could materially affect the Company’s gasoline gallon volume, gasoline gross profit, and overall customer traffic levels at Corporate Stores. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by Corporate Stores could have a material adverse effect on the Company’s earnings.

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

Environmental Compliance Costs

The United States Environmental Protection Agency and several of the states in which the Company does business have adopted laws and regulations relating to underground storage tanks used for petroleum products. Substantial costs have been incurred by the Company in the past to comply with such laws and regulations, and additional substantial costs may be necessary in the future. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs. Any reimbursements received in respect to such costs typically are subject to statutory provisions requiring repayment of the reimbursed funds for any future noncompliance with upgrade provisions or other applicable laws. Although the Company regularly accrues expenses for the estimated costs related to its future corrective action or remediation efforts, there can be no assurance that such accrued amounts will be sufficient to pay such costs or that the Company has identified all environmental liabilities at all of its current store locations. In addition, there can be no assurance that the Company will not incur substantial expenditures in the future for remediation of contamination or related claims that have not been discovered or asserted with respect to existing store locations or locations that the Company may acquire in the future, that the Company will not be subject to any claims for reimbursement of funds disbursed to the Company under the various state programs, and/or that additional regulations or amendments to existing regulations will not require additional expenditures beyond those presently anticipated.

Seasonality of Sales

Company sales generally are strongest during its first two fiscal quarters (May–October) and weakest during its third and fourth fiscal quarters (November–April). In the warmer months, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice. Difficult weather conditions (such as flooding, prolonged rain, or snowstorms) in any quarter however, may adversely reduce sales at affected Corporate Stores and may have an adverse impact on the Company’s earnings for that period.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high-quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of April 30, 2005 would have no material effect on pretax earnings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2005 in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the accompanying consolidated statements of income shareholders’ equity, and cash flows for the year ended April 30, 2003 have been restated for the change in inventory costing method for gasoline from last-in-first-out (LIFO) to first-in-first-out (FIFO) during 2004.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 30, 2005, expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Des Moines, Iowa June 30, 2005

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Casey’s General Stores, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Casey’s General Stores, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained in all material respects effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2005, and our report dated June 30, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Des Moines, Iowa June 30, 2005

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$49,051	$45,887
Receivables	7,481	5,751
Inventories (Note 1)	75,392	77,895
Prepaid expenses (Note 5)	4,579	6,392
Income taxes receivable	5,927	10,882

Total current assets	142,430	146,807

Other assets, net of amortization	5,567	1,154
Property and equipment, at cost
Land	196,840	180,040
Buildings and leasehold improvements	429,056	409,320
Machinery and equipment	537,026	498,152
Leasehold interest in property and equipment (Note 6)	7,187	9,082

	1,170,109	1,096,594
Less accumulated depreciation and amortization	447,197	409,969

Net property and equipment	722,912	686,625

Total assets	$870,909	$834,586

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt (Note 2)	$27,636	$28,345
Accounts payable	100,640	83,388
Accrued expenses
Property taxes	10,483	8,591
Other (Note 9)	31,368	25,516

Total current liabilities	170,127	145,840

Long-term debt, net of current maturities (Note 2)	123,064	144,158
Deferred income taxes (Note 5)	102,039	99,159
Deferred compensation (Note 7)	6,542	5,635

Total liabilities	401,772	394,792

Shareholders’ equity (Note 3)
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 50,189,812 and 50,015,862 shares issued and outstanding at April 30, 2005 and 2004, respectively	46,516	44,155
Retained earnings	422,621	395,639

Total shareholders’ equity	469,137	439,794

Total liabilities and shareholders’ equity	$870,909	$834,586

Commitments and contingencies (Notes 6, 8, and 9)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended April 30,
	2005	2004	2003
Net sales	$2,809,420	$2,328,940	$2,117,293
Franchise revenue	1,065	1,669	2,451

	2,810,485	2,330,609	2,119,744

Cost of goods sold	2,352,580	1,908,807	1,709,387
Operating expenses	329,296	306,052	285,889
Depreciation and amortization	52,123	48,357	46,132
Interest, net (Note 2)	10,739	12,398	13,030

	2,744,738	2,275,614	2,054,438

Earnings from continuing operations before income taxes	65,747	54,995	65,306
Federal and state income taxes	23,215	17,098	24,294

Net earnings from continuing operations	42,532	37,897	41,012
Loss on discontinued operations, net of tax benefit of $3,154, $647 and $714	5,779	1,431	1,206

Net earnings	$36,753	$36,466	$39,806

Basic
Earnings from continuing operations	$0.85	$0.76	$0.83
Loss on discontinued operations, net of tax benefit	0.12	0.03	0.03

Net earnings per common share	$0.73	$0.73	$0.80

Diluted
Earnings form continuing operations	$0.85	$0.76	$0.82
Loss on discontinued operations, net of tax benefit	0.12	0.03	0.02

Net earnings per common share	$0.73	$0.73	$0.80

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common stock	Retained earnings	Total
Balance at April 30, 2002	$39,562	$330,809	$370,371
Net earnings	—	39,806	39,806
Payment of dividends	—	(4,963)	(4,963)
Proceeds from exercise of stock options (45,300 shares)	346	—	346
Tax benefits related to nonqualified stock options (Note 3)	100	—	100

Balance at April 30, 2003	$40,008	$365,652	$405,660
Net earnings	—	36,466	36,466
Payment of dividends	—	(6,479)	(6,479)
Proceeds from exercise of stock options (346,750 shares)	3,643	—	3,643
Tax benefits related to nonqualified stock options (Note 3)	504	—	504

Balance at April 30, 2004	$44,155	$395,639	$439,794
Net earnings	—	36,753	36,753
Payment of dividends	—	(9,771)	(9,771)
Proceeds from exercise of stock options (173,950 shares)	1,893	—	1,893
Tax benefits related to nonqualified stock options (Note 3)	468	—	468

Balance at April 30, 2005	$46,516	$422,621	$469,137

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended April 30,
	2005	2004	2003
Cash flows from operations
Net earnings	$36,753	$36,466	$39,806
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	53,182	49,506	47,299
Loss on sale of property and equipment	9,871	1,447	1,628
Deferred income taxes	2,880	12,288	11,085
Changes in assets and liabilities
Receivables	(1,730)	(9)	(615)
Inventories	2,503	(12,636)	(2,941)
Prepaid expenses	1,813	(1,802)	(774)
Accounts payable	17,252	18,508	(5,032)
Accrued expenses	7,744	1,546	5,323
Income taxes receivable	5,423	(8,217)	6,493
Other, net	(3,507)	805	286

Net cash provided by operations	132,184	97,902	102,558

Cash flows from investing
Purchase of property and equipment	(95,447)	(72,597)	(62,736)
Proceeds from sales of property and equipment	3,304	3,742	1,356
Maturities of investments	—	—	10

Net cash used in investing activities	(92,143)	(68,855)	(61,370)

Cash flows from financing
Payments of long-term debt	(28,999)	(20,868)	(9,698)
Net activity of short-term debt	—	—	(5,275)
Proceeds from exercise of stock options	1,893	3,643	346
Payments of cash dividends	(9,771)	(6,479)	(4,963)

Net cash used in financing activities	(36,877)	(23,704)	(19,590)

Net increase in cash and cash equivalents	3,164	5,343	21,598
Cash and cash equivalents at beginning of year	45,887	40,544	18,946

Cash and cash equivalents at end of year	$49,051	$45,887	$40,544

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the year for
Interest (net of amount capitalized)	$11,811	$12,904	$13,331
Income taxes	11,303	14,158	6,752
Noncash investing and financing activities
Property and equipment acquired through installment purchases or capitalized leases	7,197	11,080	8,545
Increase in common stock and increase in income taxes receivable due to tax benefits related to nonqualified stock options (Note 3)	468	504	100

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company) operate 1,364 convenience stores in 9 Midwest states. At April 30, 2005, the Company owned or leased 1,339 of these stores and 25 stores were owned or leased by franchisees. The stores are located primarily in smaller communities, a majority with populations of less than 5,000. Sales in 2005 were distributed as follows: 67% gasoline, 26% grocery & other merchandise, and 7% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

Inventories Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory is determined by the retail method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. Below is a summary of the inventory values at April 30, 2005 and 2004:

	Fiscal 2005	Fiscal 2004
Gasoline	$27,823	$25,447
Merchandise	64,198	67,023
Merchandise LIFO reserve	(16,629)	(14,575)

Total inventory	$75,392	$77,895

During fiscal 2004, the Company implemented a change in accounting principle from valuing retail gasoline inventories at the lower of cost or market using the LIFO method to using the FIFO method. This change was adopted because the FIFO method better measures the current value of gasoline inventory, provides a more accurate reflection of the Company’s financial position, and more closely matches the actual costs and revenues associated with the sale of gasoline. The April 30, 2003 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated to apply the new method retroactively.

The effect of the accounting change on the net income previously reported for the year ended April 30, 2003 is presented in the following table.

	April 30, 2003
	Previously reported	Restated for LIFO to FIFO
Net income	$39,536	39,806

Earnings per common share
Basic	$0.80	0.80
Diluted	$0.80	0.80

Weighted average shares outstanding
Basic	49,642,966
Diluted	49,719,901

Goodwill The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective May 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be tested for impairment at least annually. As of April 30, 2005, there was $4,184 of goodwill included in other assets. There was no evidence of impairment after the test was completed at the fiscal year-end.

Store Closings and Asset Impairment The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins active marketing of the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The results of operations of certain stores are presented as discontinued operations in the accompanying consolidated statements of earnings in accordance with the provisions of SFAS No. 144, Accounting of the Impairment or Disposal of Long-Lived Assets. Any such store is presented in discontinued operations beginning in the quarter in which management commits to a plan to close the store and actively markets the store. Operating results of discontinued operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Included in the loss on discontinued operations were losses on disposal of $6,830 (net of $2,412 tax benefit) for the year ended April 30, 2005. No losses on disposal were recorded for the years ended April 30, 2004 and 2003. Assets held for sale at April 30, 2005 and 2004 were $13,723 and $3,404, respectively, and are included in net property and equipment.

The Company periodically monitors underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from professional appraisals, offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $1,775 in addition to the loss on discontinued operations in fiscal 2005. Impairment charges are a component of operating expenses.

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

Excise taxes Excise taxes approximating $365,000, $345,000, and $328,000 collected from customers on retail gasoline sales are included in net sales for 2005, 2004, and 2003, respectively.

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

Discontinued operations Sales from discontinued operations were $41,817, $39,980, and $39,941 for the years ended April 30, 2005, 2004, and 2003, respectively. Losses from discontinued operations were $5,779 for the year ended April 30, 2005, including a $6,830 pretax loss on disposal. Losses from discontinued operations were $1,431 and $1,206 for the years ended April 30, 2004 and 2003, respectively. Losses from discontinued operations were net of tax benefits of $3,154, $647, and $714 for the years ended April 30, 2005, 2004, and 2003, respectively.

The Company’s consolidated balance sheet as of April 30, 2005 included $13,723 in net property and equipment classified as assets held for sale; there were no related liabilities pertaining to discontinued operations. The Company’s consolidated balance sheet as of April 30, 2004 included $3,404 in net property and equipment and no related liabilities pertaining to discontinued operations.

Earnings per common share Basic earnings per share have been computed by dividing net income by the weighted average outstanding common shares during each of the years. Calculation of diluted earnings per share treats stock options outstanding as potential common shares.

Environmental remediation liabilities The Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. SOP 96-1 requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, are met.

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

At April 30, 2005, the Company had accumulated net hedging losses before income taxes of $929 on closed options and futures contracts; it had net hedging gains before income taxes of $281 for the year ended April 30, 2004. The amounts represented the fair value of the contracts as determined using various indices and dealer quotes. These derivative contracts were not linked to specific assets or liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and therefore did not qualify for hedge accounting. The contracts were carried at fair value with any changes in fair value recorded as part of cost of goods sold in the income statement. At April 30, 2005, there were no open options or futures contracts.

Stock-based compensation The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its incentive stock option plan; accordingly, the financial statements recognize no compensation cost for stock options issued at fair market value on the date of grant. The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans. Had the Company determined compensation cost of its stock options based on the fair value at the grant date under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts shown in the following table:

	Years ended April 30,
	2005	2004	2003
Net income as reported	$36,753	$36,466	$39,806
Deducted amount
Total stock-based employee compensation expense determined by fair-value method for awards, net of related tax effects	302	204	24
Pro forma net income	$36,451	$36,262	$39,782

Basic earnings per common share
As reported	$0.73	$0.73	$0.80
Pro forma	$0.73	$0.73	$0.80

Diluted earnings per common share
As reported	$0.73	$0.73	$0.80
Pro forma	$0.72	$0.72	$0.80

The weighted average fair value of the stock options granted during 2005, 2004, and 2003 was $4.36, $3.96, and $2.90 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: 2005—expected dividend yield of 0.95%, risk-free interest rate of 3.75%, estimated volatility of 24%, and an expected life of 5.8 years; 2004—expected dividend yield of 0.89%, risk-free interest rate of 3.9%, estimated volatility of 24%, and an expected life of 5.8 years; 2003—expected dividend yield of 0.97%, risk-free interest rate of 1.7%, estimated volatility of 24%, and an expected life of 5.8 years.

Recent Accounting Pronouncements In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs, and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the requirements of the standard, which it will adopt effective May 1, 2006, but it does not believe that its adoption will have a material impact, if any, on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends the guidance in Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and are to be applied prospectively. The adoption of SFAS 153 is not expected to have a material effect on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Note 1 of the Consolidated Financial Statements. The ultimate amount of increased compensation expense will depend on, among other factors, whether the Company adopts SFAS 123R using the modified prospective or retrospective method; the number, timing, and vesting period of option shares granted during the year; and the method used to calculate the fair value of the awards.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, which may be conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development—or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to make a reasonable estimate of fair value of an asset retirement obligation and clarifies when an entity would have sufficient information to do so.

Currently the Company recognizes a retirement obligation for underground storage tanks that the Company knows will be removed in the future such as when a store replacement or closing has been planned. All remaining underground storage tanks were considered to have indeterminable lives when the Company adopted SFAS No. 143. The Company will adopt FASB Interpretation No. 47 in fiscal 2006 and thereafter will record an estimated liability for the future cost to remove an underground storage tank in accordance with the provisions of SFAS No. 143 and will recognize the cost over the tank’s estimated useful life.

A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset will be recorded at the time an underground storage tank is installed or obtained through the purchase of an existing location. The Company will amortize the amount added to property and equipment and recognize accretion expense for the discounted liability over the estimated remaining life of the tank. The adoption of FASB Interpretation No. 47 is not expected to have a material effect on the consolidated financial statements.

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

Long-term debt The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $157,000 and $210,000, respectively, at April 30, 2005 and 2004.

Interest expense is net of interest income of $649, $437, and $238 for the years ended April 30, 2005, 2004, and 2003, respectively. Interest expense in the amount of $323, $398, and $236 was capitalized during the years ended April 30, 2005, 2004, and 2003, respectively.

The table below delineates the Company’s long-term debt at carrying value.

April 30,	2005	2004
Capitalized lease obligations discounted at 4.75% to 10% due in various monthly installments through 2009 (Note 6)	$2,503	$405

Mortgage notes payable due in various installments through 2009 with interest at 6% to 7%	13,626	14,848

7.70% senior notes due in 40 quarterly installments beginning in March 1995	—	2,250

7.38% senior notes due in 21 semi-annual installments beginning in December 2010	30,000	30,000

Senior notes due in various installments from 2004 through 2019 with interest at 6.18% to 7.23%	36,000	45,000

7.89% senior notes due in 7 annual installments beginning in May 2004	68,571	80,000

	150,700	172,503

Less current maturities	27,636	28,345

	$123,064	$144,158

Mortgage notes payable include a Secured Promissory Note, Mortgage and Security Agreement with a balance of $1,517 at April 30, 2004 that was paid in full during the year ended April 30, 2005.

Various debt agreements contain certain operating and financial covenants. At April 30, 2005, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2005 and thereafter:

Years ended April 30,
2006	$27,636
2007	16,553
2008	17,841
2009	17,448
2010	12,794
Thereafter	58,428

$150,700

3.    PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock, none of which has been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock. Dividends paid totaled $0.195, $0.13, and $0.10 per share for the years ended April 30, 2005, 2004, and 2003 respectively. Historically, the Company recorded dividends at the time of payment, which typically follows by several weeks the date on which dividends are declared. On May 1, 2004, the Company began recording dividends as of the date of declaration. As a result, the Company’s records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005.

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

Stock option plans Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock at option prices not less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 888,664 shares were available for grant at April 30, 2005, and options for 908,400 shares (which expire between 2005 and 2014) were outstanding.

Stock option activity during the periods indicated were as follows:

	Number of shares	Weighted average exercise price
Balance at April 30, 2002	1,173,650	$11.61
Granted	13,000	12.58
Exercised	(45,300)	7.64
Forfeited	(22,500)	12.77

Balance at April 30, 2003	1,118,850	$11.76
Granted	320,000	14.02
Exercised	(346,750)	6.72
Forfeited	(12,750)	13.20

Balance at April 30, 2004	1,079,350	$12.80
Granted	14,000	15.80
Exercised	(173,950)	10.89
Forfeited	(11,000)	14.08

Balance at April 30, 2005	908,400	$13.20

At April 30, 2005, the range of exercise prices was $9.44–$15.80 and the weighted average remaining contractual life of outstanding options was 5.55 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2005 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
$ 9.44	6,000	$9.44	2.00
10.25–10.69	35,350	10.32	.38
11.20–13.07	349,550	11.68	4.68
14.08–15.80	517,500	14.46	6.54

	908,400

4.    EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	2005	2004	2003
Basic
Earnings from continuing operations	$42,532	$37,897	$41,012
Loss on discontinued operations	5,779	1,431	1,206

Net earnings	$36,753	$36,466	$39,806

Weighted average shares outstanding—basic	50,114,695	49,875,620	49,642,966

Earnings per common share from continuing operations	$.85	$.76	$.83
Loss per common share on discontinued operations	.12	.03	.03

Basic earnings per common share	$.73	$.73	$.80

Diluted
Earnings from continuing operations	$42,532	$37,897	$41,012
Loss on discontinued operations	5,779	1,431	1,206

Net earnings	$36,753	$36,466	$39,806

Weighted-average shares outstanding—basic	50,114,695	49,875,620	49,642,966
Plus effect of stock options	169,488	165,505	76,935

Weighted-average shares outstanding—diluted	50,284,183	50,041,125	49,719,901

Earnings per common share from continuing operations	$.85	$.76	$.82
Loss per common share on discontinued operations	.12	.03	.02

Diluted earnings per common share	$.73	$.73	$.80

5.    INCOME TAXES

Income tax expense attributable to earnings from continuing operations consisted of the following components:

	Years ended April 30,
	2005	2004	2003
Current tax expense
Federal	$14,918	$6,025	$12,687
State	986	800	1,516

	15,904	6,825	14,203
Deferred tax expense	7,311	10,273	10,091

Total income tax provision	$23,215	$17,098	$24,294

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Years ended April 30,
	2005	2004	2003
Deferred tax assets
Accrued liabilities	$5,047	$5,465	$3,686
Deferred compensation	2,551	2,027	1,736
Other	351	687	656

Total gross deferred tax assets	7,949	8,179	6,078

Deferred tax liabilities Excess of tax over book depreciation	(104,754)	(100,899)	(86,921)
Other	(1,614)	(974)	(2,342)

Total gross deferred tax liabilities	(106,368)	(101,873)	(89,263)

Net deferred tax liability	$(98,419)	$(93,694)	$(83,185)

The deferred tax assets of $3,620 and $5,465 relating to accrued liabilities are current assets and are included with prepaid expenses as of April 30, 2005 and April 30, 2004, respectively. Management believes future operations will generate sufficient taxable income to realize the deferred tax assets.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2005	2004	2003
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Resolution of tax exposure	—	-1.3	—
Previously unrecorded tax benefits	—	-3.4	—
Federal tax credits	-1.3	-1.2	-1.2
State income taxes, net of federal tax benefit	1.4	1.8	2.7
Other	0.2	0.2	0.7

	35.3%	31.1%	37.2%

6.    LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from 5 to 20 years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2005	2004
Real estate	$4,293	$5,620
Equipment	2,894	3,462

	7,187	9,082
Less accumulated amortization	6,296	8,058

	$891	$1,024

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of 1 year or more consisted of the following at April 30, 2005:

Years ended April 30,	Capital leases	Operating leases
2006	$651	$305
2007	642	241
2008	635	144
2009	605	71
2010	251	60
Thereafter	—	177

Total minimum lease payments	2,784	$998

Less amount representing interest	281

Present value of net minimum lease payments	$2,503

The total rent expense under operating leases was $598 in 2005, $767 in 2004, and $905 in 2003.

7.    BENEFIT PLANS

401(k) plan Effective April 30, 2003, the Company merged its former employee stock ownership plan with its defined contribution 401(k) plan (Plan). The Plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Expense for the Plan was approximately $2,149, $2,038, and $2,024 for the years ended April 30, 2005, 2004, and 2003, respectively.

On April 30, 2005, the Company had 5,887 full-time employees and 8,553 part-time employees; approximately 4,900 were participants in the Plan. As of that same date, 2,474,484 shares of common stock were held by the trustee of the Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the Plan are treated as outstanding in the computation of earnings per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 3 of its executive officers, 1 of whom retired April 30, 2003. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within 20 years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or 20 years from the date of the officer’s retirement, whichever comes first. The Company is accruing the deferred compensation over the expected term of employment. The amount expensed in fiscal 2005, 2004, and 2003 was $570, $746, and $72 respectively.

8.    COMMITMENTS

The Company has entered into employment agreements with 2 of its executive officers. The agreements provide that the 2 officers will receive aggregate base compensation of $985 per year exclusive of bonuses. These agreements also provide for certain payments in the case of death or disability of the officers. The Company also has entered into employment agreements with 12 other key employees, providing for certain payments in the event of their termination following a change of control of the Company.

The Company has entered into a Design-Build Agreement with Ball Construction Services, LLC of West Des Moines, Iowa for the construction of improvements to the Company’s headquarters facilities in Ankeny, Iowa, including the addition of 98,000 square feet to the Distribution Center, 20,000 square feet of office space, additional paving for truck parking, and necessary drainage and landscaping improvements. The work is being performed on a cost-plus basis, with a guaranteed maximum price (GMP) of $12,085. Modifications to which the Company and Ball Construction may subsequently agree, adverse subsurface conditions that may be encountered, and other contingencies may cause the total cost to exceed the GMP. The project is expected to be complete in the spring of 2006. Progress payments will be made as the work develops. The Company expects to finance the cost of the project from current earnings and debt financing, if necessary. The Company has made application to the State of Iowa for an economic development grant of $100 in connection with the project.

9.    CONTINGENCIES

Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company had an accrued liability at April 30, 2005 and 2004 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters The Company is a defendant in several lawsuits arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Other At April 30, 2005, the Company was partially self-insured for workers’ compensation claims in all 9 states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $7,500 were issued and outstanding at April 30, 2005 on the insurance company’s behalf. The Company also has investments of approximately $1,600 in escrow as required by 1 state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2005 and 2004, the Company had $14,500 and $12,400, respectively, in other accrued expenses for estimated claims relating to self-insurance.

10.    QUARTERLY FINANCIAL DATA (Dollars in thousands)

(Unaudited)

	Year ended April 30, 2005
	Q1	Q2	Q3	Q4	Year Total
Net sales
Gasoline	$473,037	462,671	434,792	500,292	1,870,792
Grocery & other merchandise	192,690	184,817	164,143	172,363	714,013
Prepared food & fountain	51,569	53,141	49,028	51,058	204,796
Other	5,684	5,418	4,513	4,204	19,819

	$722,980	706,047	652,476	727,917	2,809,420
Gross profit*
Gasoline	$30,614	24,845	25,451	27,407	108,317
Grocery & other merchandise	60,482	57,254	51,513	51,673	220,922
Prepared food & fountain	30,299	32,149	30,001	31,129	123,578
Other	834	708	1,156	1,325	4,023

	$122,229	114,956	108,121	111,534	456,840

Net earnings from continuing operations	$16,222	11,339	7,387	7,584	42,532
Loss on discontinued operations, net of tax benefit	283	333	4,922	241	5,779

Net earnings	$15,939	11,006	2,465	7,343	36,753

Basic
Earnings from continuing operations	$0.32	0.23	0.15	0.15	0.85
Loss on discontinued operations	0.00	0.01	0.10	0.00	0.12

Net earnings per common share	$0.32	0.22	0.05	0.15	0.73

Diluted
Earnings from continuing operations	$0.32	0.23	0.15	0.15	0.85
Loss on discontinued operations	0.00	0.01	0.10	0.00	0.12

Net earnings per common share	$0.32	0.22	0.05	0.15	0.73

	Year ended April 30, 2004
	Q1	Q2	Q3	Q4	Year Total
Net sales
Gasoline	$360,657	374,319	337,435	383,562	1,455,973
Grocery & other merchandise	184,207	172,753	150,049	158,843	665,852
Prepared food & fountain	46,771	46,764	43,324	45,138	181,997
Other	7,402	6,745	5,499	5,472	25,118

	$599,037	600,581	536,307	593,015	2,328,940
Gross profit*
Gasoline	$25,160	29,544	21,443	22,316	98,463
Grocery & other merchandise	58,373	56,070	46,637	46,603	207,683
Prepared food & fountain	28,469	29,419	26,176	26,451	110,515
Other	934	850	607	1,081	3,472

	$112,936	115,883	94,863	96,451	420,133

Net earnings from continuing operations	$14,268	15,991	6,416	1,222	37,897
Loss on discontinued operations, net of tax benefit	251	221	575	384	1,431

Net earnings	$14,017	15,770	5,841	838	36,466

Basic
Earnings from continuing operations	$0.29	0.32	0.13	0.02	0.76
Loss on discontinued operations	0.01	0.00	0.01	0.00	0.03

Net earnings per common share	$0.28	0.32	0.12	0.02	0.73

Diluted
Earnings from continuing operations	$0.29	0.32	0.13	0.02	0.76
Loss on discontinued operations	0.01	0.00	0.01	0.00	0.03

Net earnings per common share	$0.28	0.32	0.12	0.02	0.73

*	Gross profit is given before charge for depreciation and amortization.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2005.

KPMG, LLP, as the Company’s independent auditors, have issued a report on its assessment of the Company’s internal control over financial reporting. This report appears on page 21.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2005 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 16, 2005 are hereby incorporated by reference.

The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Business Conduct and Ethics) for its directors, officers, and all employees. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and other Company governance materials are available on the Company Web site at www.caseys.com. The Company intends to disclose on this Web site any amendments to or waivers from the Financial Code of Ethics or the Code of Business Conduct and Ethics that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Financial Code of Ethics or the Code of Business Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2005 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 16, 2005 is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2005 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 16, 2005 are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

That portion of the Company’s definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2005 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 16, 2005 is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2005 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 16, 2005 is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)	Documents filed as a part of this report on Form 10-K

		(1)	The following financial statements are included herewith:

Consolidated Balance Sheets, April 30, 2005 and 2004
Consolidated Statements of Income, Three Years Ended April 30, 2005
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2005
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2005
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

Casey’s General Stores, Inc. 1991 Incentive Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (33-42907) filed September 23, 1991) and amendment thereto (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994)

10.21(a)*

Amended and Restated Employment Agreement with Donald F. Lamberti (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)

10.22(a)*

Amended and Restated Employment Agreement with Ronald M. Lamb (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)

10.24(a)*

Amended and Restated Employment Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997), First Amendment thereto (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001), and Second Amendment thereto (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)

10.27

Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed May 3, 2005)

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

10.33*

Casey’s General Stores, Inc. 2000 Stock Option Plan (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed July 6, 2005)

10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.36	Description of fiscal 2006 salary and bonus arrangements for Executive Officers (incorporated by reference from the current report on Form 8-K filed June 10, 2005)

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Ronald M. Lamb under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC.
(Registrant)

Date July 13, 2005	By	/s/ Ronald M. Lamb
Ronald M. Lamb,
Chief Executive Officer (Principal Executive Officer)

Date July 11, 2005	By	/s/ William J. Walljasper
William J. Walljasper
Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 13, 2005	By	/s/ Ronald M. Lamb
Ronald M. Lamb
Chief Executive Officer, Director

Date July 13, 2005	By	/s/ John G. Harmon
John G. Harmon
Senior Vice President–Secretary, Director

Date July 13, 2005	By	/s/ Donald F. Lamberti
Donald F. Lamberti
Director

Date July 13, 2005	By	/s/ Patricia Clare Sullivan
Patricia Clare Sullivan
Director

Date July 13, 2005	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date July 13, 2005	By	/s/ John R. Fitzgibbon
John R. Fitzgibbon
Director

Date July 13, 2005	By	/s/ Jack P. Taylor
Jack P. Taylor
Director

Date July 13, 2005	By	/s/ Johnny Danos
Johnny Danos
Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002