Form 10-Q
period 2005-07-31
CASEYS GENERAL STORES INC
filed 2005-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES  ☐    NO  ☒

As of September 6, 2005, the registrant had outstanding 50,272,412 shares of Common Stock, no par value.

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2005	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$71,520	49,051
Receivables	8,241	7,481
Inventories	79,419	75,392
Prepaid expenses	4,606	4,579
Income tax receivable	—	5,927

Total current assets	163,786	142,430

Other assets	6,799	5,567

Property and equipment, net of accumulated depreciation July 31, 2005, $455,445 April 30, 2005, $447,197	733,902	722,912

	$904,487	870,909

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	July 31, 2005	April 30, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$28,992	27,636
Accounts payable	115,048	100,640
Accrued expenses	45,023	41,851
Income taxes payable	8,385	—

Total current liabilities	197,448	170,127

Long-term debt, net of current maturities	111,176	123,064

Deferred income taxes	100,407	102,039

Deferred compensation	6,764	6,542

Total liabilities	415,795	401,772

Shareholders’ equity
Preferred stock, no par value	—	—
Common Stock, no par value	47,442	46,516
Retained earnings	441,250	422,621

Total shareholders’ equity	488,692	469,137

	$904,487	870,909

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2005	2004
Net sales	$860,758	723,398

Franchise revenue	185	328

	860,943	723,726

Cost of goods sold	720,727	601,130
Operating expenses	89,740	82,235
Depreciation and amortization	13,751	12,391
Interest, net	2,242	2,799

	826,460	698,555

Earnings from continuing operations before income taxes and cumulative effect of accounting change	34,483	25,171
Federal and state income taxes	12,368	8,960

Earnings from continuing operations before cumulative effect of accounting change	22,115	16,211

Loss on discontinued operations, net of tax benefit of $49 and $150	87	272
Cumulative effect of accounting change, net of tax benefit of $639	1,136	—

Net earnings	$20,892	15,939

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2005	2004
Basic
Earnings from continuing operations before cumulative effect of accounting change	$.44	.32
Loss on discontinued operations	—	—
Cumulative effect of accounting change	(.02)	—

Net earnings	$.42	.32

Diluted
Earnings from continuing operations before cumulative effect of accounting change	$.43	.32
Loss on discontinued operations	—	—
Cumulative effect of accounting change	(.02)	—

Net earnings	$.41	.32

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2005	2004
Cash flows from operations:
Net income	$20,892	15,939
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,819	12,669
Loss on sale of property and equipment	1,417	622
Deferred income taxes	(1,632)	3,000
Changes in assets and liabilities:
Receivables	(760)	(435)
Inventories	(4,027)	(260)
Prepaid expenses	(27)	(675)
Accounts payable	14,408	7,740
Accrued expenses	3,172	2,332
Income taxes payable	14,312	5,489
Other, net	(1,010)	87

Net cash provided by operations	60,564	46,508

Cash flows from investing:
Purchase of property and equipment	(27,230)	(16,710)
Proceeds from sale of property and equipment	3,804	323

Net cash used in investing activities	(23,426)	(16,387)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2005	2004
Cash flows from financing:
Payment of long-term debt	(13,332)	(13,090)
Proceeds from exercise of stock options	926	343
Payment of cash dividends	(2,263)	(3,753)

Net cash used in financing activities	(14,669)	(16,500)

Net increase in cash and cash equivalents	22,469	13,621
Cash and cash equivalents at beginning of the period	49,051	45,887

Cash and cash equivalents at end of the period	$71,520	59,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three Months Ended July 31,
	2005	2004
Cash paid (received) during the year for
Interest, net of amount capitalized	$4,043	4,481
Income taxes	(1,119)	322

Noncash investing and financing activities
Property and equipment acquired through installment purchases	2,800	—

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2005, the results of operations for the three months ended July 31, 2005 and 2004, and the cash flows for the three months ended July 31, 2005 and 2004. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in inventory cost and are recognized at the time the product is sold.

4.	The Company accounts for environmental contamination costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination. EITF No. 90-8 allows these costs to be capitalized if the costs extend the life of the asset or if the costs mitigate or prevent environmental contamination that has yet to occur. The Company also offsets these capitalized costs by any refunds received under the reimbursement programs described under “Management’s Discussion and Analysis of Financial Condition” herein.

5.	The Company applies APB Opinion No. 25 in accounting for its incentive stock option plan; accordingly, the financial statements recognize no compensation cost for stock options. The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans. Had the Company determined compensation cost of its stock options based on the fair value at the grant date under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts shown in the following table:

	Three Months Ended July 31,
	2005	2004
Net income, as reported	$20,892	15,939

Deducted amount
Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	153	105

Pro forma net income	$20,739	15,834

Basic earnings per share
As reported	$0.42	0.32
Pro forma	$0.41	0.32

Diluted earnings per share
As reported	$0.41	0.32
Pro forma	$0.41	0.32

The weighted average fair value of the stock options granted during the three months ended July 31, 2005 and 2004 was $6.06 and $4.00 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: July 31, 2005 - expected dividend yield of 0.87%, risk-free interest rate of 4%, estimated volatility of 24%, and an expected life of 6.2 years and July 31, 2004 - expected dividend yield of 0.95%, risk-free interest rate of 3.8%, estimated volatility of 24%, and an expected life of 5.8 years. For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting periods.

6.	Computations for basic and diluted earnings per common share are presented below (in thousands, except share and per share amounts):

	Three Months Ended July 31,
	2005	2004
Basic
Earnings from continuing operations before cumulative effect of accounting change	$22,115	16,211
Loss on discontinued operations	87	272
Cumulative effect of accounting change	1,136	—

Net earnings	$20,892	15,939

Weighted average shares outstanding - basic	50,238,145	50,036,862

Earnings per common share from continuing operations before cumulative effect of accounting change	$0.44	0.32
Loss per common share on discontinued operations	—	—
Cumulative effect of accounting change	(.02)	—

Basic earnings per common share	$0.42	0.32

Diluted
Earnings from continuing operations before cumulative effect of accounting change	$22,115	16,211
Loss on discontinued operations	87	272
Cumulative effect of accounting change	1,136	—

Net earnings	$20,892	15,939

Weighted average shares outstanding - basic	50,238,145	50,036,862
Plus effect of stock options	171,503	199,479

Weighted average shares outstanding - diluted	50,409,648	50,236,341

Earnings per common share from continuing operations before cumulative effect of accounting change	$0.43	0.32
Loss per common share on discontinued operations	—	—
Cumulative effect of accounting change	(.02)	—

Diluted earnings per common share	$0.41	0.32

7.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to discontinued operations of prior periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax loss as follows for the periods presented (in thousands):

	Three Months Ended July 31
	2005	2004
Total revenue	$3,515	$11,082
Pretax loss	(136)	(422)

Included in the loss on discontinued operations is a loss on disposal of $39 for the three-month period ended July 31, 2005. Included in property and equipment in the accompanying condensed consolidated balance sheets are $4,605 and $6,486 in assets held for sale as of July 31, 2005 and April 30, 2005, respectively.

8.	In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, which may be conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development — or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to make a reasonable estimate of fair value of an asset retirement obligation and clarifies when an entity would have sufficient information to do so.

The Company adopted FASB Interpretation No. 47 on May 1, 2005 and recorded an estimated liability of $3,117 for the future cost of removal of the underground storage tanks in accordance with the provisions of SFAS No. 143 and will recognize the cost over the tank’s estimated useful life. A corresponding increase to the carrying value of the related long-lived assets of $1,343 was recorded at that time. The Company will amortize the amount added to property and equipment and recognize accretion expense for the discounted liability over the estimated remaining life of the tanks. The cumulative effect of this accounting change resulted in a one-time pre-tax charge of $1,774 ($1,136 net of tax benefit). Prior to May 1, 2005, the Company had recognized a retirement obligation for underground storage tanks that the Company knew would be removed in the future such as when a store replacement or closing had been planned. All remaining underground storage tanks were considered to have indeterminable lives when the Company adopted SFAS No. 143.

9.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the cautionary statement relating to Forward-Looking Statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2005. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On July 31, 2005, there were a total of 1,360 Casey’s General Stores in operation, of which 1,341 were owned by the Company and 19 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

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

At July 31, 2005, the Company owned the land at 1,292 locations and the buildings at 1,305 locations, and leased the land at 49 locations and the buildings at 36 locations. Due to the insignificant number of leases, management feels that any interpretation of the lease accounting rules will not have a material impact on its financial statements.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded no impairment charges during the 3 months ended, July 31, 2005. The Company values the locations addressed above based on their expected resale value. The impairment charges are a component of operating expenses when they need to be recorded.

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004 (Dollars and Gallons in Thousands)

	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Three months ended 7/31/05

Sales	$586,090	213,601	57,584	3,483	860,758
Gross profit	33,519	68,352	36,835	1,325	140,031
Margin	5.7%	32%	64%	38%	16.3%

Gasoline Gallons	287,267

Three months ended 7/31/04

Sales	$473,355	192,771	51,590	5,682	723,398
Gross profit	30,627	60,498	30,309	834	122,268
Margin	6.5%	31.4%	58.7%	14.7%	16.9%

Gasoline Gallons	258,506

Net sales for the first quarter of fiscal 2006 increased by $137,360 (19%) over the comparable period in fiscal 2005. Retail gasoline sales increased by $112,735 (23.8%) as the number of gallons sold increased by 28,761 (11.1%) while the average retail price per gallon increased 11.5%. During this same period, retail sales of grocery and general merchandise increased by $20,830 (10.8%) while prepared food and fountain sales increased by $5,994 (11.6%) due to the addition of 16 new Company Stores, a greater number of stores in operation for at least three years, and the continued rollout of lottery to all Company stores.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery commissions received. These sales decreased $2,199 (38.7%) for the first quarter of fiscal 2006 primarily due to the reduction of franchise stores from 34 as of July 31, 2004 to 19 as of July 31, 2005. However, the gross profit margin increased $491 (58.9%) primarily due to the increase in lottery commissions of $705 (809.2%) from the comparable period in the prior year. The number of Company stores selling lottery tickets has increased to 1,325 (98.8%) as of July 31, 2005 from 100 (7.5%) stores as of July 31, 2004.

Cost of goods sold as a percentage of net sales was 83.7% for the first quarter of fiscal 2006, compared to 83.1% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 5.7%) during the first quarter of fiscal 2006 from the first quarter of the prior year (6.5%). The gross profit margin per gallon also decreased (to $.1167) in the first quarter of fiscal 2006 from the comparable period in the prior year ($.1185). The gross profits on retail sales of grocery and other merchandise increased (to 32%) from the comparable period in the prior year (31.4%), and the prepared food margin also increased (to 64%) from the comparable period in the prior year (58.7%). The increase in the prepared food margin was caused primarily by a better balance of product demand and controlling stale products, earlier price increases on selected items, and a more favorable wholesale cheese price.

Operating expenses as a percentage of net sales were 10.4% for the first quarter of fiscal 2006 compared to 11.4% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 9.1% in the first quarter of 2006 from the comparable period in the prior year, primarily due to a 31.8% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Net income increased by $4,953 (31.1%). The increase in net income was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold and the increases in the gross profit margins of grocery and other merchandise and prepared food and fountain.

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

Recent accounting pronouncements. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB Opinion No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective May 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values as determined by an option-pricing model as of the grant date of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The implementation guidance of SFAS 123R requires that a company elect a transition method to be used at the date of adoption. The transition methods include both prospective and retrospective options for adopting. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first period of adoption of SFAS 123R, while the retrospective methods require that compensation expense for all unvested awards be recorded beginning with the first period restated.

When SFAS 123R was issued in December 2004, its effective date for compliance was the first reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule that amends the effective date of SFAS 123R such that implementation will not be required until the first annual reporting period beginning after June 15, 2005.

The Company will adopt the provisions of SFAS 123R effective May 1, 2006. The ultimate amount of increased compensation expense will depend on, among other factors, whether the Company adopts SFAS 123R using the prospective or retrospective method; the number, timing and vesting period of option shares granted during the year; and the method used to calculate the fair value of the awards. Based on its currently outstanding option grants and its estimated option grants for 2006, the Company anticipates that adopting SFAS 123R will not have a material impact on its financial statements.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2005, the Company’s ratio of current assets to current liabilities was .83 to 1. The ratio at July 31, 2004 and April 30, 2005 was .98 to 1 and .84 to 1, respectively. Management believes that the Company’s current bank line of credit of $35,000 ($0 outstanding at July 31, 2005), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $14,056 (30.2%) in the three months ended July 31, 2005 from the comparable period in the prior year, primarily as a result of a larger net income, accounts payable increasing more than inventories and an increase in income taxes payable. Cash used in investing in the three months ended July 31, 2005 increased due to the increase in the purchase of property and equipment. Cash used in financing decreased, primarily as a result of the lower dividend payments. Historically, the Company recorded dividends at the time of payment, which typically followed by several weeks the date on which dividends were declared. On May 1, 2004, the Company began recording dividends as of the date of declaration. As a result, the Company’s records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2006, the Company expended $27,230 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $16,710 for the comparable period in the prior year. The Company anticipates expending approximately $95,000 in fiscal 2006 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of July 31, 2005, the Company had long-term debt of $111,176, consisting of $30,000 in principal amount of 7.38% Senior Notes, $32,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $45,714 in principal amount of 7.89% Senior Notes, Series A, $1,634 of mortgage notes payable, and $1,828 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2005:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 2,684 USTs, of which 2,387 are fiberglass and 297 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2005 and 2004, the Company spent approximately $1,414 and $1,827, respectively, for assessments and remediation. During the three months ended July 31, 2005, the Company expended approximately $528 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2005, approximately $8,500 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at July 31, 2005 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of July 31, 2005 would have an immaterial effect on the Company’s pretax earnings.

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

CASEY’S GENERAL STORES, INC.

Date: September 7, 2005	By:	/s/ William J. Walljasper
	Its:	Vice President & Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002