Form 10-Q
period 2005-10-31
CASEYS GENERAL STORES INC
filed 2005-12-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of December 2, 2005, the registrant had outstanding 50,326,412 shares of Common Stock, no par value.

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	October 31, 2005	April 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$54,643	49,051
Receivables	8,896	7,481
Inventories	82,696	75,392
Prepaid expenses	6,144	4,579
Income tax receivable	—	5,927

Total current assets	152,379	142,430

Other assets	7,256	5,567

Property and equipment, net of accumulated depreciation October 31, 2005, $465,948 April 30, 2005, $447,197	748,110	722,912

	$907,745	870,909

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

	October 31, 2005	April 30, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$28,999	27,636
Accounts payable	95,162	100,640
Accrued expenses	51,083	41,851
Income taxes payable	4,117	—

Total current liabilities	179,361	170,127

Long-term debt, net of current maturities	110,923	123,064

Deferred income taxes	101,280	102,039

Deferred compensation	6,889	6,542

Total liabilities	398,453	401,772

Shareholders’ equity
Preferred stock, no par value	—	—
Common Stock, no par value	48,113	46,516
Retained earnings	461,179	422,621

Total shareholders’ equity	509,292	469,137

	$907,745	870,909

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net sales	$967,654	705,625	1,828,412	1,429,023

Franchise revenue	175	302	360	630

	967,829	705,927	1,828,772	1,429,653

Cost of goods sold	823,307	590,710	1,544,034	1,191,840
Operating expenses	93,240	82,413	182,980	164,648
Depreciation and amortization	14,629	12,605	28,380	24,996
Interest, net	1,999	2,572	4,241	5,371

	933,175	688,300	1,759,635	1,386,855

Earnings from continuing operations before income taxes and cumulative effect of accounting change	34,654	17,627	69,137	42,798
Federal and state income taxes	12,292	6,277	24,660	15,237

Earnings from continuing operations before cumulative effect of accounting change	22,362	11,350	44,477	27,561

Loss on discontinued operations, net of tax benefit of $95, $191, $144, and $341	169	344	256	616
Cumulative effect of accounting change, net of tax benefit of $639	—	—	1,136	—

Net earnings	$22,193	11,006	43,085	26,945

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Continued)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Basic
Earnings from continuing operations before cumulative effect of accounting change	$.44	.23	.89	.55
Loss on discontinued operations	—	(.01)	(.01)	(.01)
Cumulative effect of accounting change	—	—	(.02)	—

Net earnings	$.44	.22	.86	.54

Diluted
Earnings from continuing operations before cumulative effect of accounting change	$.44	.23	.88	.55
Loss on discontinued operations	—	(.01)	(.01)	(.01)
Cumulative effect of accounting change	—	—	(.02)	—

Net earnings	$.44	.22	.85	.54

Basic weighted average shares outstanding	50,298,912	50,086,529	50,268,529	50,061,695
Plus effect of stock options	194,969	190,748	175,450	185,325

Diluted weighted average shares outstanding	50,493,881	50,277,277	50,443,979	50,247,020

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousand)

	Six Months Ended October 31,
	2005	2004
Cash flows from operations:
Net earnings	$43,085	26,945
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	28,480	25,566
Loss on sale of property and equipment	1,502	1,783
Deferred income taxes	(759)	6,000
Changes in assets and liabilities:
Receivables	(1,415)	(1,971)
Inventories	(7,304)	(470)
Prepaid expenses	(1,565)	(684)
Accounts payable	(5,478)	13,771
Accrued expenses	9,232	4,578
Income taxes	10,044	(1,917)
Other, net	(1,342)	170

Net cash provided by operations	74,480	73,771

Cash flows from investing:
Purchase of property and equipment	(59,412)	(40,702)
Proceeds from sale of property and equipment	7,032	700

Net cash used in investing activities	(52,380)	(40,002)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

(Continued)

	Six Months Ended October 31,
	2005	2004
Cash flows from financing:
Payments on long-term debt	(13,578)	(15,451)
Proceeds from exercise of stock options	1,597	1,028
Payments of cash dividends	(4,527)	(5,757)

Net cash used in financing activities	(16,508)	(20,180)

Net increase in cash and cash equivalents	5,592	13,589
Cash and cash equivalents at beginning of the period	49,051	45,887

Cash and cash equivalents at end of the period	$54,643	59,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six Months Ended October 31,
	2005	2004
Cash paid during the year for:
Interest, net of amount capitalized	$5,387	6,057
Income taxes	15,895	10,813

Noncash investing and financing activities:
Property and equipment acquired through installment purchases	2,800	3,696

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2005, and the results of operations for the three and six months ended October 31, 2005 and 2004, and cash flows for the six months ended October 31, 2005 and 2004. Certain reclassifications were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	The Company applies APB Opinion No. 25 in accounting for its incentive stock option plan; accordingly, the financial statements recognize no compensation cost for stock options. The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for

Stock-Based Compensation. Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans. Had the Company determined compensation cost of its stock options based on the fair value at the grant date under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts shown in the following table:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net earnings, as reported	$22,193	11,006	43,085	26,945

Deducted amount
Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	112	66	265	170

Pro forma net earnings	$22,081	10,940	42,820	26,775

Basic earnings per share
As reported	$.44	.22	.86	.54
Pro forma	$.44	.22	.85	.53

Diluted earnings per share
As reported	$.44	.22	.85	.54
Pro forma	$.44	.22	.85	.53

The weighted average fair value of the stock options granted during the six months ended October 31, 2005 and 2004 was $6.06 and $4.36 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: October 31, 2005 - expected dividend yield of 0.87%, risk-free interest rate of 4%, estimated volatility of 24%, and an expected life of 6.2 years; and October 31, 2004 - expected dividend yield of 0.95%, risk-free interest rate of 3.8%, estimated volatility of 24%, and an expected life of 5.8 years. There were no stock options granted during the second quarter of 2006 and 2005. For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting periods.

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to discontinued operations of prior periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax loss as follows for the periods presented (in thousands):

	Three Months Ended October 31		Six Months Ended October 31
	2005	2004	2005	2004
Total revenue	$1,492	11,403	5,007	22,485
Pretax loss	(264)	(535)	(400)	(957)

Included in the loss on discontinued operations is a loss on disposal of $221 for the six month period ending October 31, 2005 and $182 for the three-month period ended October 31, 2005. Included in property and equipment in the accompanying condensed consolidated balance sheets are $2,737 and $6,486 in assets held for sale as of October 31, 2005 and April 30, 2005, respectively.

6.	In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, which may be conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development — or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to make a reasonable estimate of fair value of an asset retirement obligation and clarifies when an entity would have sufficient information to do so.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On October 31, 2005, there were a total of 1,366 Casey’s General Stores in operation, of which 1,347 were owned by the Company and 19 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

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

At October 31, 2005, the Company owned the land at 1,298 locations and the buildings at 1,311 locations, and leased the land at 49 locations and the buildings at 36 locations. Due to the insignificant number of leases, management feels that any interpretation of the lease accounting rules will not have a material impact on its financial statements.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded no impairment charges during the six months ended October 31, 2005. The Company values the locations addressed above based on their expected resale value. The impairment charges are reported as a component of operating expenses when they occur.

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004 (Dollars and Amounts in Thousands)

Three months ended 10/31/05	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	705,102	200,691	58,048	3,813	967,654
Gross profit	38,615	66,724	37,484	1,524	144,347
Margin	5.5%	33.2%	64.6%	40.0%	14.9%

Gasoline Gallons	277,466

Three months ended 10/31/04	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	462,352	184,735	53,119	5,419	705,625
Gross profit	24,832	57,238	32,138	707	114,915
Margin	5.4%	31.0%	60.5%	13.0%	16.3%

Gasoline Gallons	243,874

Net sales for the second quarter of fiscal 2006 increased by $262,029 (37.1%) over the comparable period in fiscal 2005. Retail gasoline sales increased by $242,750 (52.5%) as the number of gallons sold increased by 33,592 (13.8%) while the average retail price per gallon increased 34%. During this same period, retail sales of grocery and general merchandise increased by $15,956 (8.6%) and prepared food and fountain sales increased by $4,929 (9.3%), due to the addition of 15 new Company Stores, the introduction of new products, selective price increases, and the continued rollout of lottery to Company stores.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery commissions received. These sales decreased $1,606 (29.6%) for the second quarter of fiscal 2006 primarily due to the reduction of franchise stores from 34 as of October 31, 2004 to 19 as of October 31, 2005. However, the gross profit margin increased $817 (115.6%) primarily due to the increase in lottery commissions of $865 (753.6%) from the comparable period in the prior year. The number of Company stores selling lottery tickets has increased to 1,343 (99.7%) as of October 31, 2005 from 261 (19.6%) stores as of October 31, 2004.

Cost of goods sold as a percentage of net sales was 85.1% for the second quarter of fiscal 2006, compared to 83.7% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 5.5%) during the second quarter of fiscal 2006 from the second quarter of the prior year (5.4%). The gross profit margin per gallon also increased (to $.1392) in the second quarter of fiscal 2006 from the comparable period in the prior year ($.1018). Although the Company achieved above average gross profit margins per gallon during the quarter, management expects market conditions to stabilize during the next two quarters and return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise increased (to 33.2%) from the comparable period in the prior year (31%), and the prepared food margin also increased (to 64.6%) from the comparable period in the prior year (60.5%). The increase in the prepared food margin was caused primarily by a better balance of product demand and controlling stale products and earlier price increases on selected items.

Operating expenses as a percentage of net sales were 9.6% for the second quarter of fiscal 2006 compared to 11.7% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by a increase in the average retail price per gallon of gasoline sold. Operating expenses increased 13.1% in the second quarter of 2006 from the comparable period in the prior year, primarily due to a 53.7% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Net earnings increased by $11,187 (101.6%). The increase in net earnings was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold, the increases in the gross profit margins of grocery and other merchandise and prepared food and fountain, and the increased traffic generated from the continued rollout of lottery to Company stores.

Six Months Ended October 31, 2005 Compared to Six Months Ended October 31, 2004 (Dollars and Amounts in Thousands)

Six months ended 10/31/05	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	1,291,192	414,291	115,631	7,298	1,828,412
Gross profit	72,134	135,076	74,319	2,849	284,378
Margin	5.6%	32.6%	64.3%	39.0%	15.6%

Gasoline Gallons	564,733

Six months ended 10/31/04	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	935,707	377,507	104,709	11,100	1,429,023
Gross profit	55,459	117,736	62,447	1,541	237,183
Margin	5.9%	31.2%	59.6%	13.9%	16.6%

Gasoline Gallons	502,380

Net sales for the second quarter of fiscal 2006 increased by $399,389 (27.9%) over the comparable period in fiscal 2005. Retail gasoline sales increased by $355,485 (38%) as the number of gallons sold increased by 62,353 (12.4%) while the average retail price per gallon increased 22.8%. During this same period, retail sales of grocery and general merchandise increased by $36,784 (9.7%) and prepared food and fountain sales increased by $10,922 (10.4%), due to the addition of 15 new Company Stores, the introduction of new products, selective price increases, and the continued rollout of lottery to Company stores.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery commissions received. These sales decreased $3,802 (34.3%) for the second quarter of fiscal 2006 primarily due to the reduction of franchise stores from 34 as of October 31, 2004 to 19 as of October 31, 2005. However, the gross profit margin increased $1,308 (84.9%) primarily due to the increase in lottery commissions of $1,570 (777.6%) from the comparable period in the prior year. The number of Company stores selling lottery tickets has increased to 1,343 (99.7%) as of October 31, 2005 from 261 (19.6%) stores as of October 31, 2004.

Cost of goods sold as a percentage of net sales was 84.4% for the first six month of fiscal 2006, compared to 83.4% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 5.6%) during the first six months of fiscal 2006 from the comparable period in the prior year (5.9%). However, the gross profit margin per gallon increased (to $.1277) during the first six months of fiscal 2006 from the comparable period in the prior year ($.1104). Although the Company achieved above average gross profit margins per gallon during the six months, management expects market conditions to stabilize during the next six months and return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise increased (to 32.6%) from the comparable period in the prior year (31.2%), and the prepared food margin also increased (to 64.3%) from the comparable period in the prior year (59.6%). The increase in the prepared food margin was caused primarily by a better balance of product demand and controlling stale products and earlier price increases on selected items.

Operating expenses as a percentage of net sales were 10% for the first six months of fiscal 2006 compared to 11.5% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 11.1% in the first six months of 2006 from the comparable period in the prior year, primarily due to a 42.7% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Net earnings increased by $16,140 (59.9%). The increase in net earnings was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold, the increases in the gross profit margins of grocery and other merchandise and prepared food and fountain, and the increased traffic generated from the continued rollout of lottery to Company stores.

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

Recent accounting pronouncements. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB Opinion No. 20 required companies to recognize most voluntary changes in accounting principles by including the cumulative effect of the change in net earnings of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective May 1, 2006.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2005, the Company’s ratio of current assets to current liabilities was .85 to 1. The ratio at October

31, 2004 and April 30, 2005 was .98 to 1 and .84 to 1, respectively. Management believes that the Company’s current bank line of credit of $50,000 ($0 outstanding at October 31, 2005), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $709 (1%) in the six months ended October 31, 2005 from the comparable period in the prior year, primarily as a result of a larger net earnings and an increase in income taxes payable and accrued expenses. This result was partially offset by a large increase in inventories and a reduction in accounts payable. Cash used in investing in the six months ended October 31, 2005 increased due to the increase in the purchase of property and equipment. Cash used in financing decreased, primarily as a result of a reduction of long-term debt payments and lower dividend payments. Historically, the Company recorded dividends at the time of payment, which typically followed by several weeks the date on which dividends were declared. On May 1, 2004, the Company began recording dividends as of the date of declaration. As a result, the Company’s records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2006, the Company expended $59,412 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $40,702 for the comparable period in the prior year. The Company anticipates expending approximately $95,000 in fiscal 2006 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of October 31, 2005, the Company had long-term debt of $110,923, consisting of $30,000 in principal amount of 7.38% Senior Notes, $32,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $45,714 in principal amount of 7.89% Senior Notes, Series A, $1,521 of mortgage notes payable, and $1,688 of capital lease obligations.

On October 1, 2005, the Company increased its revolving line of credit from $35,000 to $50,000. The Note is payable in full upon the Lender’s demand. The Company will make monthly payments of all unpaid accrued interest due, beginning November 1, 2005, at a variable rate of 0.75% over the Fed Funds Rate.

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

Gasoline operations. Gasoline sales are an important part of the Company’s sales and earnings, and retail gasoline profit margins have a substantial impact on the Company’s net earnings. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including the supply of gasoline available in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, increases in wholesale gasoline costs generally during a period and price competition from other gasoline marketers. The market for crude oil and domestic wholesale petroleum products is marked by significant volatility, and is affected by general political conditions and instability in oil producing regions such as the Middle East and Venezuela. The volatility of the wholesale gasoline market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on the Company’s operating results and financial conditions. These factors could materially impact the Company’s gasoline gallon volume, gasoline gross profit and overall customer traffic levels at Company stores. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by Company stores could have a material adverse effect on the Company’s earnings.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 2,692 USTs, of which 2,398 are fiberglass and 294 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2005 and 2004, the Company spent approximately $1,414 and $1,827, respectively, for assessments and remediation. During the six months ended October 31, 2005, the Company expended approximately $919 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2005, approximately $8,650 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at October 31, 2005 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of October 31, 2005 would have an immaterial effect on the Company’s pretax earnings.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s report.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of shareholders held on September 16, 2005, nine directors were elected for a term of one year. Each of the nominees so elected previously has served as a director of the Company.

The votes cast or withheld for each nominee were as follows:

Name	Number of Shares Voting For	Number of Shares That Withheld Authority
Donald F. Lamberti	45,873,521	1,399,941
John R. Fitzgibbon	46,072,286	1,201,176
Ronald M. Lamb	46,133,032	1,140,430
Patricia Clare Sullivan	45,397,074	1,876,388
John G. Harmon	46,081,363	1,192,099
Kenneth H. Haynie	44,536,280	2,737,182
Jack P. Taylor	45,965,498	1,307,964
William C. Kimball	46,069,849	1,203,613
Johnny Danos	44,560,602	2,712,860

Item 6. Exhibits.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

Exhibit No.	Description
4.2	Rights Agreement between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent (incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights), and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994; the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999.)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999).

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000).

31.1	Certification of Ronald M. Lamb under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Ronald M. Lamb under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 6, 2005	By:	/s/ William J. Walljasper
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