Form 10-Q
period 2006-01-31
CASEYS GENERAL STORES INC
filed 2006-03-13
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2006

Commission File Number 0-12788

CASEY’S GENERAL STORES, INC.

(Exact name of registrant as specified in its charter)

IOWA	42-0935283
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

ONE CONVENIENCE BOULEVARD,
ANKENY, IOWA	50021
(Address of principal executive offices)	(Zip Code)

(515) 965-6100

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2006
Common Stock, no par value per share	50,361,162 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	January 31, 2006	April 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$23,951	49,051
Receivables	6,881	7,481
Inventories	91,321	75,392
Prepaid expenses	8,090	4,579
Income tax receivable	9,362	5,927

Total current assets	139,605	142,430

Other assets	16,127	5,567
Property and equipment, net of accumulated depreciation January 31, 2006, $479,289 April 30, 2005, $447,197	777,659	722,912

	$933,391	870,909

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

	January 31, 2006	April 30, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable	$2,300	—
Current maturities of long-term debt	53,546	27,636
Accounts payable	93,559	100,640
Accrued expenses	51,230	41,851

Total current liabilities	200,635	170,127

Long-term debt, net of current maturities	110,720	123,064
Deferred income taxes	100,028	102,039
Deferred compensation	7,146	6,542

Total liabilities	418,529	401,772

Shareholders’ equity
Preferred stock, no par value	—	—
Common stock, no par value	48,997	46,516
Retained earnings	465,865	422,621

Total shareholders’ equity	514,862	469,137

	$933,391	870,909

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net sales	$802,788	652,865	2,631,201	2,082,718
Franchise revenue	164	232	524	862

	802,952	653,097	2,631,725	2,083,580

Cost of goods sold	685,175	544,706	2,229,209	1,737,302
Operating expenses	91,420	81,079	274,400	245,818
Depreciation and amortization	14,136	12,999	42,516	38,014
Interest, net	2,087	2,812	6,328	8,183

	792,818	641,596	2,552,453	2,029,317

Earnings from continuing operations before income taxes and cumulative effect of accounting change	10,134	11,501	79,272	54,263
Federal and state income taxes	3,121	4,140	27,781	19,333

Earnings from continuing operations before cumulative effect of accounting change	7,013	7,361	51,491	34,930
Loss on discontinued operations, net of tax benefit of $34, $2,754, $178, and $3,051	60	4,895	317	5,519
Cumulative effect of accounting change, net of tax benefit of $639	—	—	1,136	—

Net earnings	$6,953	2,466	50,038	29,411

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Basic
Earnings from continuing operations before cumulative effect of accounting change	$.14	.15	1.02	.70
Loss on discontinued operations	.00	(.10)	(.01)	(.11)
Cumulative effect of accounting change	.00	.00	(.02)	.00

Net earnings	$.14	.05	.99	.59

Diluted
Earnings from continuing operations before cumulative effect of accounting change	$.14	.15	1.02	.70
Loss on discontinued operations	.00	(.10)	(.01)	(.11)
Cumulative effect of accounting change	.00	.00	(.02)	.00

Net earnings	$.14	.05	.99	.59

Basic weighted average shares outstanding	50,339,329	50,151,862	50,292,129	50,091,751
Plus effect of stock options	207,163	199,110	180,061	178,559

Diluted weighted average shares outstanding	50,546,492	50,350,972	50,472,190	50,270,310

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended January 31,
	2006	2005
Cash flows from operations: (Revised-See Note 2)
Net earnings	$50,355	34,930
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	42,516	38,014
Net loss on sale of property and equipment	2,096	9,290
Deferred income taxes	(2,011)	5,171
Changes in operating assets and liabilities:
Receivables	600	(376)
Inventories	(15,929)	(5,416)
Prepaid expenses	(3,511)	475
Accounts payable	(7,081)	(6,567)
Accrued expenses	9,379	4,459
Income taxes	(2,929)	(1,494)
Other, net	(454)	(214)

Net cash provided by operations	73,031	78,272

Cash flows from investing:
Purchase of property and equipment	(84,546)	(68,101)
Payments of acquisition of business	(3,707)	—
Proceeds from sale of property and equipment	3,247	1,550

Net cash used in investing activities	(85,006)	(66,551)

Cash flows from financing:
Payments of long-term debt	(14,722)	(17,578)
Net activity of short-term debt	2,300	—
Proceeds from exercise of stock options	1,975	1,668
Payments of cash dividends	(6,793)	(7,765)

Net cash used in financing activities	(17,240)	(23,675)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended January 31,
	2006	2005
Cash flows of discontinued operations: (Revised-See Note 2)
Operating cash flows	39	(4,698)
Investing cash flows	4,076	—

Total cash flows of discontinued operations	4,115	(4,698)

Net decrease in cash and cash equivalents	(25,100)	(16,652)
Cash and cash equivalents at beginning of the year	49,051	45,887

Cash and cash equivalents at end of the quarter	$23,951	29,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine Months Ended January 31,
	2006	2005
Cash paid during the year for:
Interest, net of amount capitalized	$8,916	10,126
Income taxes	34,879	11,583
Noncash investing and financing activities:
Property and equipment and goodwill acquired through installment purchases or business acquisitions	28,287	7,197
Noncash operating and financing activities:
Income in common stock and increase in income taxes receivable due to tax benefits related to stock options	506	468

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2006, and the results of operations for the three and nine months ended January 31, 2006 and 2005, and changes in cash flows for the nine months ended January 31, 2006 and 2005. Certain reclassifications were made to balances for the prior year to conform to current year presentation. The Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported combined with operations.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Net lottery commissions earned are also recorded at the time of sale to the customer and are included in other sales. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in inventory cost and are recognized at the time the product is sold.

4.	The Company applies APB Opinion No. 25 in accounting for its incentive stock option plan; accordingly, the financial statements recognize no compensation cost for stock options. The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans. Had the Company determined compensation cost of its stock options based on the fair value at the grant date under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net earnings, as reported	$6,953	2,466	50,038	29,411
Deducted amount

Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	112	66	377	236

Pro forma net earnings	$6,841	2,400	49,661	29,175

Basic earnings per share
As reported	$.14	.05	.99	.59
Pro forma	$.14	.05	.99	.58
Diluted earnings per share
As reported	$.14	.05	.99	.59
Pro forma	$.14	.05	.98	.58

The weighted average fair value of the stock options granted during the nine months ended January 31, 2006 and 2005 was $6.06 and $4.36 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: January 31, 2006 —expected dividend yield of 0.87%, risk-free interest rate of 4%, estimated volatility of 24%, and an expected life of 6.2 years; January 1, 2005—expected dividend yield of 0.95%, risk-free interest rate of 3.8%, estimated volatility of 24%, and an expected life of 5.8 years. There were no stock options granted during the third quarters of 2006 and 2005. For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the options’ vesting periods.

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to discontinued operations of prior periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax loss as follows for the periods presented (in thousands):

	Three Months Ended January 31		Nine Months Ended January 31
	2006	2005	2006	2005
Total revenue	$942	9,696	5,948	31,351
Pretax loss	(94)	(7,649)	(495)	(8,570)

Included in the loss on discontinued operations is a loss on disposal of $226 and $7,013 for the nine month periods ending January 31, 2006 and 2005, respectively, and $5 and $7,013 for the three-month periods ended January 31, 2006 and 2005, respectively. Included in property and equipment in the accompanying condensed consolidated balance sheets are $2,739 and $6,486 in assets held for sale as of January 31, 2006 and April 30, 2005, respectively.

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

The Company adopted FASB Interpretation No. 47 on May 1, 2005 and recorded an estimated liability of $3,117 for the future cost of removal of underground storage tanks in accordance with the provisions of SFAS No. 143 and will recognize the cost over the tank’s estimated useful life. A corresponding increase to the carrying value of the related long-lived assets of $1,343 was recorded at that time. The Company will amortize the amount added to property and equipment and recognize accretion expense for the discounted liability over the estimated remaining life of the tanks. The cumulative effect of this accounting change resulted in a one-time pre-tax charge of $1,774 ($1,136 net of tax benefit). Prior to May 1, 2005, the Company had recognized a retirement obligation for underground storage tanks that the Company knew would be removed in the future such as when a store replacement or closing had been planned. All remaining underground storage tanks were considered to have indeterminable lives when the Company adopted SFAS No. 143.

7.	On January 4, 2006, the Company purchased 51 Gas N’ Shop (GNS) convenience stores from a 66 store chain headquartered in Lincoln, NE that is owned by one individual. The Company is not issuing any stock for the transaction, nor acquiring any stock of the company being sold. The trade name Gas N’ Shop is also being acquired, however, the stores not being purchased in this transaction will be allowed to operate under that name for two years, or until they are sold to another third party, whichever is sooner. The Company will be rebranding the GNS stores to Casey’s General Stores immediately upon acquisition. These stores were acquired to substantially increase our market presence within the state of Nebraska.

The GNS stores were valued using a discounted cash flow model that was done on a location by location basis. The model projects future cash flows and calculates a return on investment after capital expenditures for rebranding to Casey’s and the purchase price is determined using a targeted rate of return.

The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. This allocation is preliminary and subject to change pending management’s finalization of restructuring plans relating to several stores and the final determination of fair values. The preliminary allocation of the purchase price of $29,194 is as follows:

Land	$4,500
Buildings	13,617
Equipment	2,475
Other assets	101
Goodwill	8,501

As of January 31, 2006, $3,707 has been paid and the remaining $25,487 has been recorded in current maturities of long-term debt. The debt was financed through a promissory note payable. The terms of the note allow the seller to exercise his option to call for payment at any time during the next five years, for all or any portion of the remaining debt. Interest accrues at 6% on the remaining balance and is paid monthly over the five year life of the debt, and any remaining balance must be paid by January 2011.

The results of operations of the GNS stores from the date of acquisition through January 31, 2006 are included in the statement of earnings and statement of cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On January 31, 2006, there were a total of 1,392 Casey’s General Stores in operation, of which 1,373 were owned by the Company and 19 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its first three to five years of operation.

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

At January 31, 2006, the Company owned the land at 1,312 locations and the buildings at 1,325 locations, and leased the land at 61 locations and the buildings at 48 locations. Due to the insignificant number of leases, management believes that any changes in the lease accounting rules will not have a material impact on its financial statements.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded impairment charges of $300 during the nine months ended January 31, 2006. The Company values the locations addressed above based on their expected resale value. The impairment charges are a component of operating expenses.

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005 (Dollars and Amounts in Thousands)

Three months ended 1/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$562,882	178,537	56,273	5,096	$802,788
Gross profit	24,159	55,280	35,187	2,987	117,613
Margin	4.3%	31.0%	62.5%	58.6%	14.7%

Gasoline Gallons	268,374

Three months ended 1/31/05	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$435,098	164,217	49,048	4,502	$652,865
Gross profit	25,467	51,524	30,010	1,158	108,159
Margin	5.9%	31.4%	61.2%	25.7%	16.6%

Gasoline Gallons	249,098

Net sales for the third quarter of fiscal 2006 increased by $149,923 (23%) over the comparable period in fiscal 2005. Retail gasoline sales increased by $127,784 (29.4%) as the number of gallons sold increased by 19,276 (7.7%) while the average retail price per gallon increased 20.1%. During this same period, retail sales of grocery and general merchandise increased by $14,320 (8.7%) and prepared food and fountain sales increased by $7,225 (14.7%), due to the addition of 30 new Company Stores, the introduction of new products, selective price increases, and the continued rollout of lottery to Company stores.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery commissions received. These sales increased $594 (13.2%) for the third quarter of fiscal 2006 and the gross profit margin increased $1,829 (157.9%) primarily due to the increase in lottery commissions of $745 (170.2%) from the comparable period in the prior year. The number of Company stores selling lottery tickets has increased to 1,356 (98.8%) stores as of January 31, 2006 from 796 (59.3%) stores as of January 31, 2005.

Cost of goods sold as a percentage of net sales was 85.3% for the third quarter of fiscal 2006, compared to 83.4% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 4.3%) during the third quarter of fiscal 2006 from the third quarter of the prior year (5.9%). The gross profit margin per gallon also decreased (to $.09) in the third quarter of fiscal 2006 from the comparable period in the prior year ($.1022). The gross profits on retail sales of grocery and general merchandise decreased (to 31%) from the comparable period in the prior year (31.4%), and the prepared food margin increased (to 62.5%) from the comparable period in the prior year (61.2%). The increase in the prepared food margin was caused primarily by improvements in category management and a more favorable cost of cheese.

Operating expenses as a percentage of net sales were 11.4% for the third quarter of fiscal 2006 compared to 12.4% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 12.8% in the third quarter of 2006 from the comparable period in the prior year, primarily due to a 35.1% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Net earnings increased by $4,487 (182%). The increase in net earnings was attributable primarily to the increases in the gross profit margins of prepared food and fountain, the increased traffic generated from the continued rollout of lottery to Company stores and the pretax impairment charge of $7,013 that was taken during the comparable period in the prior year. These increases were partially offset by a decrease in the gross profit margin per gallon of gasoline sold and a decrease in the gross profit margin of grocery and other merchandise and an increase in operating expenses.

Nine Months Ended January 31, 2006 Compared to Nine Months Ended January 31, 2005 (Dollars and Amounts in Thousands)

Nine months ended 1/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$1,854,074	592,828	171,905	12,394	$2,631,201
Gross profit	96,293	190,355	109,506	5,838	401,992
Margin	5.2%	32.1%	63.7%	47.1%	15.3%

Gasoline Gallons	833,107

Nine months ended 1/31/05	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$1,371,434	541,881	153,801	15,602	$2,082,718
Gross profit	80,951	169,289	92,478	2,698	345,416
Margin	5.9%	31.2%	60.1%	17.3%	16.6%

Gasoline Gallons	764,302

Net sales for the first nine months of fiscal 2006 increased by $548,483 (26.3%) over the comparable period in fiscal 2005. Retail gasoline sales increased by $482,640 (35.2%) as the number of gallons sold increased by 68,805 (9%) while the average retail price per gallon increased 24%. During this same period, retail sales of grocery and general merchandise increased by $50,947 (9.4%) and prepared food and fountain sales increased by $18,104 (11.8%), due to the addition of 30 new Company stores, the introduction of new products, selective price increases, and the continued rollout of lottery to Company stores.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery commissions received. These sales decreased $3,208 (20.6%) during the first nine months of fiscal 2006 primarily due to the reduction of franchise stores from 25 as of January 31, 2005 to 19 as of January 31, 2006. However, the gross profit margin increased $3,140 (116.4%) primarily due to the increase in lottery commissions of $2,315 (361.9%) from the comparable period in the prior year. The number of Company stores selling lottery tickets has increased to 1,356 (98.8%) stores as of January 31, 2006 from 796 (59.3%) stores as of January 31, 2005.

Cost of goods sold as a percentage of net sales was 84.7% for the first nine months of fiscal 2006, compared to 83.4% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 5.2%) during the first nine months of fiscal 2006 from the comparable period in the prior year (5.9%). However, the gross profit margin per gallon increased (to $.1156) during the first nine months of fiscal 2006 from the comparable period in the prior year ($.1059). Although the Company achieved above average gross profit margins per gallon during the nine months, management expects market conditions to stabilize during the next few quarters and return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise increased (to 32.1%) from the comparable period in the prior year (31.2%), and the prepared food margin also increased (to 63.7%) from the comparable period in the prior year (60.1%). The increase in the prepared food margin was caused primarily by improvements in category management, reduction of stales and a more favorable cost of cheese.

Operating expenses as a percentage of net sales were 10.4% for the first nine months of fiscal 2006 compared to 11.8% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 11.6% during the first nine months of 2006 from the comparable period in the prior year, primarily due to a 40.3% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Net earnings increased by $20,627 (70.1%). The increase in net earnings was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold, the increases in the gross profit margins of grocery and other merchandise and prepared food and fountain, and the increased traffic generated from the continued rollout of lottery to Company stores.

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

The Company will adopt the provisions of SFAS 123R effective May 1, 2006 using the prospective method. The ultimate amount of increased compensation expense will depend on the number, timing and vesting period of option shares granted during the year. Based on its currently outstanding option grants and its estimated option grants for 2006, the Company anticipates that adopting SFAS 123R will not have a material impact on its financial statements.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2006, the Company’s ratio of current assets to current liabilities was .70 to 1. The ratio at January 31, 2005 and April 30, 2005 was .91 to 1 and .84 to 1, respectively. Management believes that the Company’s current bank line of credit of $50,000 ($2,300 outstanding at January 31, 2006), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations decreased $5,241 (6.7%) during the nine months ended January 31, 2006 from the comparable period in the prior year, primarily as a result of a large increase in inventories, reduction in accounts payable, and a smaller loss on sale of property and equipment. This result was partially offset by larger net earnings and an increase in accrued expenses. Cash used in investing during the nine months ended January 31, 2006 increased due to the increase in the purchase of property and equipment. Cash used in financing decreased, primarily as a result of a reduction of long-term debt payments and lower dividend payments. Historically, the Company recorded dividends at the time of payment, which typically followed by several weeks the date on which dividends were declared. On May 1, 2004, the Company began recording dividends as of the date of declaration. As a result, the Company’s records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2006, the Company expended $88,253 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $68,101 for the comparable period in the prior year. The Company anticipates expending approximately $100,000 in fiscal 2006 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of January 31, 2006, the Company had long-term debt of $110,720, consisting of $30,000 in principal amount of 7.38% Senior Notes, $32,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $45,714 in principal amount of 7.89% Senior Notes, Series A, $1,457 of mortgage notes payable, and $1,549 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2005:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs. The Company currently has 2,755 USTs, of which 2,469 are fiberglass and 286 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2005 and 2004, the Company spent approximately $1,414 and $1,827, respectively, for assessments and remediation. During the nine months ended January 31, 2006, the Company expended approximately $1,185 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2006, approximately $8,831 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at January 31, 2006 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Dollars in Thousands).

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of January 31, 2006 would have an immaterial effect on the Company’s pretax earnings.

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

CASEY’S GENERAL STORES, INC.

Date: March 10, 2006	By:	/s/ William J. Walljasper
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