Form 10-K
period 2006-04-30
CASEYS GENERAL STORES INC
filed 2006-07-13
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2006

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

COMMON STOCK

(Title of Class)

COMMON SHARE PURCHASE RIGHTS

(Title of Class)

Securities Registered pursuant to Section 12(b) of the Act

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on July 7, 2006, computed by reference to the closing sales price ($21.57 per share) as quoted on the NASDAQ National Market System on the last business day of the registrant’s most recently completed second fiscal quarter (October 31, 2005), was $968,282,045.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at July 6, 2006
Common Stock, no par value per share	50,402,662 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

1. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on September 15, 2006 (Item 5 of Part II and Items 10, 11, 12, 13, and 15 of Part III).

FORM 10-K

PART I

ITEM 1. BUSINESS

The Company

Casey’s General Stores, Inc. (Casey’s) and its wholly owned subsidiaries (Casey’s, together with its subsidiaries, shall be referred to herein as the Company) operate convenience stores under the name “Casey’s General Store” in 9 Midwest states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2006, there were a total of 1,413 Casey’s General Stores in operation, of which 1,394 were operated by the Company (Corporate Stores) and 19 stores were operated by franchisees (Franchise Stores). There were 15 Corporate Stores newly constructed and 55 acquired stores opened in fiscal 2006. There were no Franchise Stores newly opened in fiscal 2006. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to Corporate and Franchise Stores.

Approximately 62% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 12% of all stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.

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

In each of the past two fiscal years, the Company derived over 99% of its gross profits from retail sales by Corporate Stores. It also derived income from continuing monthly royalties based on sales by Franchise Stores; wholesale sales to Franchise Stores; sign and façade rental fees; and the provision of certain maintenance, transportation, and construction services to the Company’s franchisees. Sales at Casey’s General Stores historically have been strongest during the Company’s first and second quarters and relatively weaker during its third and fourth quarters. In the warmer months of the year (which comprise the Company’s first two fiscal quarters), customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice.

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

First Heartland Captive Insurance Company, Inc. (First Heartland) was incorporated in April 2004 in Arizona and is a wholly owned subsidiary of Casey’s. First Heartland operates as a single-parent deductible reimbursement captive insurance company based in Phoenix, Arizona. First Heartland provides general liability, automobile liability, and workers compensation insurance coverages to the Retail Company, the Marketing Company, and the Services Company.

Store Operations

Products Offered

Each Casey’s General Store typically carries approximately 1,800 food and nonfood items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats, and selection is generally limited to one or two well-known brands of each item stocked. Most staple foodstuffs carried are of nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 87% of the stores offer beer. The nonfood items carried include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, and automotive products.

All of the Casey’s General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol offered by the stores generally are sold under the Casey’s name, although some Franchise Stores sell gasoline under a major oil company brand name.

It is management’s policy to experiment with additions to the Company’s product line, especially products with higher gross profit margins. As a result of this policy, the Company has added various prepared food items to its product line over the years, including the installation of snack centers, which now are in most Corporate Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2006, the Company was selling donuts prepared on store premises in approximately 98% of its stores in addition to cookies, brownies, Danish rolls, cinnamon rolls, and muffins. The Company installs donut-making facilities in all newly constructed stores.

The Company began marketing made-from-scratch pizza in 1984, expanding its availability to 1,310 Corporate Stores (94%) as of April 30, 2006. Management believes pizza is the Company’s most popular prepared food product, although the Company continues to expand its prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, sub sandwiches, pizza bites, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, hot dogs, and potato cheese bites.

Management’s decision to add snack center items and freshly prepared donuts, pizza and other prepared food items to the Company’s product selection reflects its strategy to promote high margin products that are compatible with convenience store operations. Although retail sales of nongasoline items during the last three fiscal years have generated approximately 33% of the Company’s retail sales, such sales resulted in approximately 76% of the Company’s gross profits from retail sales. Gross profit margins for prepared food items, which have averaged approximately 61% during the last three fiscal years, are significantly higher than the gross profit margin for retail sales of gasoline, which has averaged approximately 6% during the same period.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 2006, the aggregate investment in land, building, equipment, and initial inventory for a typical newly constructed Corporate Store averaged approximately $1.3 million. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, and 500 square feet to storage and 2 large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes 3 or 4 islands of gasoline dispensers and storage tanks having a capacity of 24,000 to 36,000 gallons of gasoline. The merchandising display in each store follows a standard layout designed to encourage a flow of customer traffic through all sections of the store. All stores are air-conditioned and have modern refrigeration facilities. Nearly all the store locations feature the Company’s bright red and yellow pylon sign and façade, both of which display the name and service mark of the Company.

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

Gasoline Operations

Gasoline sales are an important part of the Company’s revenue and earnings. Approximately 71% of Casey’s net sales for the year ended April 30, 2006 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Corporate Stores for the three fiscal years ended April 30, 2006:

	Year ended April 30,
	2006	2005	2004
Number of gallons sold	1,098,273,109	1,014,685,967	972,194,815
Total retail Gasoline sales	2,489,280,382	1,866,729,486	1,452,542,505
Percentage of net sales	70.8%	66.6%	62.5%
Gross profit percentage	5.1%	5.9%	6.8%
Average retail price per gallon	$2.27	$1.84	$1.49
Average gross profit margin per gallon	11.45 ¢	10.78 ¢	10.20 ¢
Average number of gallons sold per Corporate Store*	802,451	777,002	756,069

*	Includes only those stores in operation at least one full year before commencement of the periods indicated.

Retail prices of gasoline increased during the year ended April 30, 2006. The total number of gallons sold by the Company during this period also increased, primarily as the result of the increased number of Corporate Stores in operation and the Company’s efforts to price its retail gasoline competitively in the market area served by a particular store. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

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

In fiscal 2006, the Company purchased directly from manufacturers approximately 90% of the food and nonfood items sold from the Casey’s Distribution Center. It is the Company’s practice, with few exceptions, not to enter into contracts with any of the suppliers of products sold by Casey’s General Stores. Management believes that the absence of such contracts is customary in the industry for purchasers such as the Company and enables the Company to respond flexibly to changing market conditions.

Franchise Operations

Casey’s has franchised Casey’s General Stores since 1970. In addition to generating income for Casey’s, franchising historically enabled Casey’s to obtain desirable store locations from persons who have preferred to become franchisees rather than to sell or lease their locations to Casey’s. Franchising also enabled Casey’s to expand its system of stores at a faster rate, thereby achieving operating efficiencies in its warehouse and distribution system as well as greater identification in its market area. As the Company has grown and strengthened its financial resources, the advantages of franchising have decreased in importance. In recent years management has acquired a number of Franchise Stores by leasing or purchasing such stores from the franchisees. As of April 30, 2006, there were a total of 14 franchisees operating 19 Franchise Stores.

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

Personnel

On April 30, 2006, the Company had 6,024 full-time employees and 9,668 part-time employees. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

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

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Corporate Stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. The Company currently has 2,753 USTs, 2,473 of which are fiberglass and 280 are steel. Management currently believes substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2006 and 2005, the Company spent approximately $1,519,000 and $1,414,000 respectively, for assessments and remediation. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2006, approximately $8,372,000 has been received from such programs since inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. At April 30, 2006, the Company had an accrued liability of approximately $200,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in this report before making a decision to invest in our securities. The risks and uncertainties described are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition, and/or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline and you might lose all or part of your investment.

Risks Related to Our Industry

The convenience store industry is highly competitive.

The industry and geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, and mass merchants. In recent years, several nontraditional retailers such as supermarkets, club stores, and mass merchants have impacted the convenience store industry by entering the gasoline retail business. These nontraditional gasoline retailers have obtained a significant share of the motor fuels market, and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer convenience products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities, and locations to remain competitive and attract customer traffic. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness, and safety.

The volatility of wholesale petroleum costs could adversely affect our operating results.

Over the past three fiscal years, our gasoline revenue accounted for approximately 67% of total revenues and our gasoline gross profit accounted for approximately 24% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of shortage, which could result from, among other things, lack of capacity at United States oil refineries or the absence of gasoline contracts that guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products could adversely affect consumer demand for gasoline. Volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our gasoline gallon volume, gasoline gross profit, and overall customer traffic, which in turn would impact our sales of grocery and general merchandise and prepared food products.

Wholesale cost increases of tobacco products could impact our operating results.

Sales of tobacco products have averaged approximately 10% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.8% of total gross profit for the same period. Significant increases in wholesale cigarette costs, tax increases on tobacco products, and national and local campaigns to discourage smoking in the United States may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic.

Risks Related to Our Business

Unfavorable weather conditions could adversely affect our business.

All of our stores are located in the Midwest region of the United States, which is susceptible to thunderstorms, extended periods of rain, ice storms, and heavy snow. Inclement weather conditions could damage our facilities or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected.

We may not be able to identify, acquire, and integrate new stores, which could adversely affect our ability to grow our business.

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2005 through April 30, 2006 we acquired 67 convenience stores. The transactions included the acquisition of 49 stores in Nebraska, Kansas, and Iowa from Gas ‘N Shop, Inc. We closed 10 of the Gas ‘N Shop stores because they were in direct competition with existing Casey’s stores in the same market areas. We expect to continue pursuing acquisition opportunities as an element of our growth strategy.

Acquisitions involve risks that could cause our actual growth or operating results to differ materially from our expectations or the expectations of securities analysts:

•	We may not be able to identify suitable acquisition candidates or acquire additional convenience stores on favorable terms. We compete with others to acquire convenience stores. We believe this competition may increase and could result in decreased availability or increased prices for suitable acquisition candidates. It may be difficult to anticipate the timing and availability of acquisition candidates.

•	During the acquisition process we may fail or be unable to discover some of the liabilities of companies or businesses we acquire. These liabilities may result from a prior owner’s noncompliance with applicable federal, state, or local laws.

•	Acquired convenience stores may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate.

We are subject to federal and state environmental and other regulations.

Our business is subject to extensive governmental laws and regulations including but not limited to environmental regulations, employment laws and regulations, regulations governing the sale of alcohol, tobacco, and lottery products, minimum wage requirements, working-condition requirements, public accessibility requirements, citizenship requirements, and other laws and regulations. A violation or change of these laws could have a material adverse effect on our business, financial condition, and results of operations.

Under various federal, state, and local laws, regulations, and ordinances, we may, as the owner/operator of our locations, be liable for the costs of removal or remediation of contamination at these or our former locations, whether or not we knew of, or were responsible for, the presence of such contamination. The failure to properly remediate such contamination may subject us to liability to third parties and may adversely affect our ability to sell or lease such property.

Compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. We pay tank registration fees and other taxes to state trust funds established in our operating areas in support of future remediation obligations.

These state trust funds are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments, which could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

In the future, we may incur substantial expenditures for remediation of contamination that has yet to be discovered at existing locations or at locations we may acquire. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances, or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist at any one or more of our locations. In addition, failure to comply with any environmental laws, regulations, or ordinances or an increase in regulations could adversely affect our operating results and financial condition.

State laws regulate the sale of alcohol, tobacco, and lottery products. A violation or change of these laws could adversely affect our business, financial condition, and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend, or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies.

Any appreciable increase in income, overtime pay, or the statutory minimum wage rate or adoption of mandated healthcare benefits would result in an increase in our labor costs. Such cost increase or the penalties for failing to comply with such statutory minimum could adversely affect our business, financial condition, and results of operations.

Other Risks

Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.

We could issue additional shares for investment, acquisition, or other business purposes. Even if there is not an immediate need for capital, we may choose to issue securities to sell in public or private equity markets if and when conditions are favorable. Raising funds by issuing securities would dilute the ownership interests of our existing stockholders. Additionally, certain types of equity securities we may issue in the future could have rights, preferences, or privileges senior to the rights of existing holders of our common stock.

The market price for our common stock has been and may in the future be volatile, which could cause the value of your investment to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to these and other factors:

•	A deviation in our results from the expectations of public market analysts and investors.

•	Statements by research analysts about our common stock, company, or industry.

•	Changes in market valuations of companies in our industry and market evaluations of our industry generally.

•	Additions or departures of key personnel.

•	Actions taken by our competitors.

•	Sales of common stock by the Company, senior officers, or other affiliates.

•	Other general economic, political, or market conditions, many of which are beyond our control.

The market price of our common stock will also be affected by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. The following are factors that may affect our quarterly results and comparable store sales: general, regional, and national economic conditions; competition; unexpected costs; changes in pricing, consumer trends, and the number of stores we open and/or close during any given period; costs of compliance with corporate governance and Sarbanes-Oxley requirements. Other factors are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may not be able to resell your shares of our common stock at or above the price you pay.

Our charter documents include provisions that may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.

Our articles of incorporation give our board of directors the authority to issue up to 1 million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining stockholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, thereby having a potentially adverse effect on the market price of our common stock. At present, we have no plans to issue any preferred stock.

Other provisions of our articles of incorporation and bylaws and of Iowa law could make it more difficult for a third party to acquire us or hinder a change in management, even if doing so would be beneficial to our stockholders. For example, Section 409.1110 of the Iowa Business Corporation Act prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. This provision could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

These governance provisions could affect the market price of our common stock. We may, in the future, adopt other measures that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. These measures may be adopted without any further vote or action by our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company owns its Corporate Headquarters and Distribution Center operations on a 45-acre site in Ankeny, Iowa. This facility consists of approximately 375,000 square feet, including a central Corporate Headquarters office building, Distribution Center, and vehicle service and maintenance center. The facility was completed in February 1990 and placed in full service at that time. The Company recently completed construction of improvements to this facility, including the addition of 98,000 square feet to the Distribution Center, 20,000 square feet of office space, additional paving for truck parking and necessary drainage and landscaping improvements.

On April 30, 2006, Casey’s owned the land at 1,317 locations and the buildings at 1,329 locations and leased the land at 77 locations and the buildings at 65 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is involved in legal and administrative proceedings or investigations arising from the conduct of its business operations, including contractual disputes, environmental contamination or remediation issues, employment or personnel matters, personal injury and property damage claims and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is the opinion of management, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on the Company’s consolidated financial position and results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq National Market System under the symbol CASY. The 50,368,662 shares of common stock outstanding at April 30, 2006 had a market value of $1.1 billion, and there were 2,663 shareholders of record.

Common Stock Market Prices

Calendar 2004	High	Low	Calendar 2005	High	Low	Calendar 2006	High	Low
Q1	$18.95	$15.24	Q1	$19.67	$15.98	Q1	$27.20	$22.02
Q2	18.30	15.00	Q2	20.86	16.53	Q2	25.57	20.15
Q3	18.79	15.50	Q3	23.25	19.33
Q4	20.00	16.68	Q4	26.09	20.19

Dividends

The Company began paying cash dividends during fiscal 1991. The dividends paid in fiscal 2006 totaled $0.18 per share. The dividends paid in fiscal 2005 totaled $0.195 per share, which included a dividend of $0.035 declared in the fourth quarter of fiscal 2004 and paid in fiscal 2005. Historically, the Company recorded dividends at the time of payment, which typically followed by several weeks the date on which dividends were declared. On May 1, 2004, the Company began recording dividends as of the date of declaration. As a result, the Company’s records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005. The Board of Directors recently declared a quarterly dividend of $0.05, payable August 15, 2006 to shareholders of record on August 1, 2006. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared by the Company during the calendar years 2004-06 have been as follows:

Calendar 2004	Cash dividend declared	Calendar 2005	Cash dividend declared	Calendar 2006	Cash dividend declared
Q1	$0.035	Q1	$0.04	Q1	$0.045
Q2	0.04	Q2	0.045	Q2	0.05
Q3	0.04	Q3	0.045
Q4	0.04	Q4	0.045

	$0.155		$0.175

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Income Data

	Years ended April 30,
	2006	2005	2004
Net sales	$3,514,464	$2,803,593	$2,323,762
Franchise revenue	681	1,065	1,669

	3,515,145	2,804,658	2,325,431

Cost of goods sold	2,987,505	2,346,295	1,903,466
Operating expenses	363,443	328,472	305,306
Depreciation and amortization	57,185	51,979	48,213
Interest, net	8,896	10,739	12,398

Earnings from continuing operations before income taxes	98,116	67,173	56,048
Federal and state income taxes	35,176	24,831	18,203

Net earnings from continuing operations	62,940	42,342	37,845
Loss on discontinued operations, net of tax benefit	1,389	5,589	1,379
Cumulative effect of accounting change, net of tax benefit	1,083	—	—

Net earnings	$60,468	$36,753	$36,466

Basic
Earnings from continuing operations	$1.25	$.84	$.76
Loss on discontinued operations	.03	.11	.03
Cumulative effect of accounting change, net of tax benefit	.02	—	—

Net earnings	$1.20	$.73	$.73

Diluted
Earnings from continuing operations	$1.24	$.84	$.76
Loss on discontinued operations	.03	.11	.03
Cumulative effect of accounting change, net of tax benefit	.02	—	—

Net earnings	$1.19	$.73	$.73

Weighted average number of common shares outstanding—basic	50,310	50,115	49,876
Weighted average number of common shares outstanding—diluted	50,610	50,284	50,041
Dividends paid per common share	$0.18	$0.195	$0.13

Balance Sheet Data

	Years ended April 30,
	2006	2005	2004
Current assets	$191,406	$142,430	$146,807
Total assets	987,539	870,909	834,586
Current liabilities	243,696	170,127	145,840
Long-term debt	106,512	123,064	144,158
Shareholders’ equity	523,190	469,137	439,794

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

Store growth is a priority of the Company. Casey’s evaluates the location of third-party purchases and sites for new construction based on expected financial results and return on investment. Casey’s purchased 55 stores and built 15 in fiscal 2006.

Fiscal 2006 Compared with Fiscal 2005

Net sales for fiscal 2006 increased 25.4% to $3,514,464, primarily due to a 23.2% increase in gas prices and the net addition of 55 Corporate Stores. Retail gasoline sales for the fiscal year were $2,489,280, an increase of 33.3%, and gallons sold increased 8.2% to 1,098,273. Inside sales (grocery & other merchandise and prepared food & fountain) increased 9.9% to $1,008,260.

Cost of goods sold as a percentage of net sales was 85% for fiscal 2006 compared with 83.7% for the prior year. The increase was caused by a decrease in the gas margin to 5.1% in fiscal 2006 from 5.9% in fiscal 2005 due to the higher cost of gasoline. The grocery & other merchandise margin increased to 31.9% in fiscal 2006 from 30.9% in fiscal 2005 due to the enhancing of the point-of-sale technology. The prepared food & fountain margin increased to 63% from 60.4%, primarily due to the relatively low cost of cheese during much of the year and the addition of profitable new products.

Operating expenses increased 10.6% in fiscal 2006, driven by an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices and an increase in the number of Corporate Stores. Higher gasoline prices decreased the operating expense ratio to 10.3% of net sales in fiscal 2006 from 11.7% in the prior year.

Depreciation and amortization expense increased 10% to $57,185 in fiscal 2006 from $51,979 in fiscal 2005. The increase was due to capital expenditures made in fiscal 2006.

The effective tax rate decreased 1.1% to 35.9% in fiscal 2006 from 37.0% in fiscal 2005. The decrease in the effective tax rate is primarily the result of the valuation of deferred tax assets relating to state income tax depreciation and utilizable net operating losses, which exceeded an increase in the tax contingency reserve.

Net earnings from continuing operations increased to $62,940 in fiscal 2006 from $42,342 in fiscal 2005. The increase was due primarily to the increase in the average margin per gallon of gasoline sold (to 11.45¢) from the prior year (10.78¢) and the increase in average margin on both prepared food & fountain and grocery & other merchandise sales.

Discontinued operations for fiscal 2006 resulted in a loss of $1,389 (net of $888 income tax benefit) compared with a loss of $5,589 (net of $3,574 income tax benefit) for fiscal 2005. The stores included in discontinued operations had total revenues of $15,534 and $47,644 and pretax operating losses of $715 and $2,333 for fiscal 2006 and 2005, respectively. Included in the loss on discontinued operations were losses on disposal of $1,562 (net of $609 tax benefit) for the year ended April 30, 2006 and $6,830 (net of $2,664 tax benefit) for the year ended April 30, 2005. The losses on disposal for the years ended April 30, 2006 and 2005 included write-downs of stores to net realizable value as well as gains and losses on sales of stores.

Fiscal 2005 Compared with Fiscal 2004

Net sales for fiscal 2005 increased 20.6% to $2,803,593, primarily due to a 23.1% increase in gas prices and the net addition of 17 Corporate Stores. Retail gasoline sales for the fiscal year were $1,866,729, an increase of 28.5%, and gallons sold increased 4.4% to 1,014,686. Inside sales (grocery & other merchandise and prepared food & fountain) increased 8.4% to $917,049.

Cost of goods sold as a percentage of net sales was 83.7% for fiscal 2005 compared with 81.9% for the prior year. The increase was caused by a decrease in the gas margin to 5.9% in fiscal 2005 from 6.8% in fiscal 2004 due to the higher cost of gasoline. The grocery and other merchandise margin decreased slightly to 30.9% in fiscal 2005 from 31.2% while the prepared food & fountain margin decreased to 60.4% from 60.7%, primarily due to the high cost of cheese during much of the year.

Operating expenses increased 7.6% in fiscal 2005, driven by an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices, and an increase in the number of Corporate Stores. Higher gasoline prices decreased the operating expense ratio to 11.7% of net sales in fiscal 2005 from 13.1% in the prior year.

Depreciation and amortization expense increased 7.8% to $51,979 in fiscal 2005 from $48,213 in fiscal 2004. The increase was due to capital expenditures made in fiscal 2005.

The effective tax rate increased 4.5% to 37.0% in 2005 from 32.5% in 2004. The provision for income taxes for fiscal 2004 included one-time tax benefits of approximately $2,500. Included in the one-time benefits were approximately $200 of legislative tax changes, $1,100 in adjustment of prior estimated federal and state credits to actual, $500 of available credits and state tax benefits previously not taken, and $700 due to the resolution of tax exposure items.

Net earnings from continuing operations increased to $42,342 in fiscal 2005 from $37,845 in fiscal 2004. The increase was due primarily to the increase in the gross profit margin per gallon of gasoline sold (to 10.78¢) from the prior year (10.2¢).

Discontinued operations for fiscal 2005 resulted in a loss of $5,589 (net of $3,574 income tax benefit) compared to a loss of $1,379 (net of $881 income tax benefit) for fiscal 2004. The stores included in discontinued operations had total revenues of $47,644 and $45,158 and pretax operating losses of $2,333 and $2,260 for fiscal 2005 and 2004, respectively. Included in the loss on discontinued operations were losses on disposal of $6,830 (net of $2,664 tax benefit) for the year ended April 30, 2005. No losses were recorded on disposal for the year ended April 30, 2004. The losses on disposal for the year ended April 30, 2005 included write-downs of stores to net realizable value as well as gains and losses on sales of stores.

COMPANY NET SALES AND GROSS PROFITS

	Years ended April 30,
	2006	2005	2004
Net sales (1)
Gasoline	$2,489,280	$1,866,729	$1,452,543
Grocery & other merchandise	779,253	712,570	664,426
Prepared food & fountain	229,007	204,479	181,674
Other	16,924	19,815	25,119

	$3,514,464	$2,803,593	$2,323,762

Gross profits (2)
Gasoline	$125,797	$109,351	$99,144
Grocery & other merchandise	248,726	220,521	207,329
Prepared food & fountain	144,312	123,410	110,353
Other	8,124	4,016	3,470

	$526,959	$457,298	$420,296

SAME-STORE COMPARISONS (3)

	Years ended April 30,
	2006	2005	2004
Corporate Stores
Average retail sales	$2,555	$2,134	$1,811
Average retail inside sales	738	702	667
Average gross profit on inside items	281	259	248
Average retail sales of gasoline	1,817	1,431	1,144
Average gross profit on gasoline (4)	90	83	76
Average operating income (5)	105	91	85
Average number of gallons sold	802	778	766
Franchise Stores
Average franchise revenue (6)	$36	$35	$34

(1)	Net sales exclude franchise revenue and charges to franchisees for certain maintenance, transportation, and construction services provided by the Company.
(2)	Gross profits represent net sales less cost of goods sold. Gross profit is given before charge for depreciation and amortization.
(3)	Same-store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.
(4)	Retail gasoline profit margins have a substantial impact on the Company’s net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on the Company’s earnings.
(5)	Average operating income represents retail sales less cost of goods sold, including cost of merchandise, financing costs, and operating expenses attributable to a particular store; it excludes federal and state income taxes, operating expenses of the Company not attributable to a particular store, and payments by the Company to its benefit plans.
(6)	Average franchise revenue includes a royalty fee equal to 3% of gross receipts derived from store sales of nongasoline items, a royalty fee of $0.018 per gallon on gasoline sales, and sign and façade rental fees.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.

Inventory

Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market. For gasoline, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method applied to inventory values determined primarily by the FIFO method for warehouse inventories and the retail inventory method (RIM) for store inventories, except for cigarettes, beer, pop, and prepared foods, which are valued at cost. RIM is an averaging method widely used in the retail industry because of its practicality.

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

Long-lived Assets

The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $600 in fiscal 2006, $1,775 in fiscal 2005, and $400 in fiscal 2004.

Self-insurance

The Company is primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The Company increased the self-insurance reserve by $1,096 in fiscal 2006 and $2,118 in fiscal 2005.

Liquidity and Capital Resources

Due to the nature of the Company’s business, most sales are for cash; cash from operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of April 30, 2006, the Company’s ratio of current assets to current liabilities was .79 to 1, primarily due to a large increase in accounts payable caused by higher priced gasoline. The ratio at April 30, 2005 and at April 30, 2004 was .84 to 1 and 1.01 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $18,078 (13.9%) in the year ended April 30, 2006, primarily because of an increase in net earnings and a large increase in accounts payable. This result was partially offset by an increase in inventories. Cash used in investing in the year ended April 30, 2006 rose $7,539 (8.1%) due to an increase in the purchase of property and equipment and the acquisition of a business. Cash used in financing decreased $9,938 (26.9%), primarily because of a decrease in long-term debt payments.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Corporate Stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2006, the Company expended $104,449 for property and equipment, primarily for the construction, acquisition, and remodeling of Corporate Stores, compared with $95,447 in the prior year. In fiscal 2007, the Company anticipates expending approximately $125,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of Corporate Stores.

As of April 30, 2006, the Company had long-term debt of $106,512 consisting of $30,000 in principal amount of 7.38% senior notes; $28,000 in principal amount of senior notes, series A through series F, with interest rates ranging from 6.18% to 7.23%; $45,714 in principal amount of 7.89% senior notes, series A; $1,392 of mortgage notes payable; and $1,406 of capital lease obligations.

Interest on the 7.38% senior notes is payable on the 29th day of each June and December. Principal of the 7.38% senior notes matures in 21 semi-annual installments beginning December 29, 2010 with the remaining principal payable December 29, 2020 at the rate of 7.38% per annum. The Company may prepay the 7.38% notes in whole or in part at any time in an amount of not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated December 1, 1995 between the Company and the purchaser of the 7.38% notes.

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

To date, the Company has funded capital expenditures primarily from the proceeds of the sale of common stock, issuance of 6.25% convertible subordinated debentures (converted into shares of common stock in 1994), the previously described senior notes, a mortgage note and through funds generated from operations. Future capital required to finance operations, improvements, and the anticipated growth in the number of Corporate Stores is expected to come from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. Such capital needs are not expected to adversely affect liquidity.

The table below presents significant contractual obligations, including interest, of the Company at April 30, 2006:

	2007	2008	2009	2010
Senior notes	$23,887	$23,725	$22,495	$17,265
Mortgage notes	36,009	890	470	120
Capital lease obligations	642	635	605	251
Operating leases	274	141	68	57

	$60,812	$25,391	$23,638	$17,693

	2011	Thereafter	Total
Senior notes	$17,723	$60,643	$165,738
Mortgage notes	—	—	37,489
Capital lease obligations	—	—	2,133
Operating leases	50	119	709

	$17,773	$60,762	$206,069

Included in mortgage notes for fiscal 2007 in the table above is $23,776 relating to the purchase of the Gas ‘N Shop chain, of which $22,430 may be paid in future years. The seller has an option at any time to make an immediate sale of any or all of the stores or to lease any of the stores to the Company for a period of five years and an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price upon forty-five days’ notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the purchase of Gas ‘N Shop.

At April 30, 2006, the Company was partially self-insured for workers’ compensation claims in all 9 states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $7,500 were issued and outstanding at April 30, 2006 and 2005 on the insurance company’s behalf. The Company renews the letters of credit on an annual basis.

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

Gasoline Operations

Gasoline sales are an important part of the Company’s revenue and earnings, and retail gasoline profit margins have a substantial impact on the Company’s net income. Profit margins on gasoline sales can be affected adversely by factors beyond the control of the Company, including the supply of gasoline available in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, increases in wholesale gasoline costs generally during a period, and price competition from other gasoline marketers. The market for crude oil and domestic wholesale petroleum products is volatile and is affected by general political conditions and instability in oil producing regions such as the Middle East and South America. The volatility of the wholesale gasoline market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on the Company’s operating results and financial conditions. These factors could materially affect the Company’s gasoline gallon volume, gasoline gross profit, and overall customer traffic levels at Corporate Stores. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by Corporate Stores could have a material adverse effect on the Company’s earnings.

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

Seasonality of Sales

Company sales generally are strongest during its first two fiscal quarters (May–October) and weakest during its third and fourth fiscal quarters (November–April). In the warmer months, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice. Difficult weather conditions (such as flooding, prolonged rain, or snowstorms) in any quarter, however, may adversely reduce sales at affected Corporate Stores and may have an adverse impact on the Company’s earnings for that period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high-quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of April 30, 2006 would have no material effect on pretax earnings.

The Company has used a variety of derivative instruments such as options and futures to hedge against the volatility of gasoline cost. The Company is at risk for possible changes in the market value for these derivative instruments. It is anticipated that such risk would be mitigated by price changes in the underlying hedged items. Market risks associated with all of the Company’s derivative contracts are reviewed regularly by management. No derivative instruments were used during fiscal year 2006. See Note 1 to the Consolidated Financial Statements included herein for additional information concerning the Company’s use of such derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2006 in conformity with U.S. generally accepted accounting principles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 7, 2006, expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa

July 7, 2006

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Casey’s General Stores, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Casey’s General Stores, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained in all material respects effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2006, and our report dated July 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa

July 7, 2006

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$75,369	$49,051
Receivables	9,672	7,481
Inventories (Note 1)	96,255	75,392
Prepaid expenses (Note 6)	7,063	4,579
Income taxes receivable	3,047	5,927

Total current assets	191,406	142,430

Other assets, net of amortization (Note 1)	6,894	1,383
Goodwill	14,414	4,184
Property and equipment, at cost
Land	211,910	196,840
Buildings and leasehold improvements	457,778	429,056
Machinery and equipment	575,109	537,026
Leasehold interest in property and equipment (Note 7)	20,316	7,187

	1,265,113	1,170,109
Less accumulated depreciation and amortization	490,288	447,197

Net property and equipment	774,825	722,912

Total assets	$987,539	$870,909

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt (Note 3)	$51,628	$27,636
Accounts payable	146,121	100,640
Accrued expenses
Property taxes	11,418	10,483
Self-insurance	15,635	14,539
Other (Note 10)	18,894	16,829

Total current liabilities	243,696	170,127

Long-term debt, net of current maturities (Note 3)	106,512	123,064
Deferred income taxes (Note 6)	99,929	102,039
Deferred compensation (Note 8)	7,236	6,542
Other long-term liabilities	6,976	—

Total liabilities	464,349	401,772

Shareholders’ equity (Note 4)
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 50,368,662 and 50,189,812 shares issued and outstanding at April 30, 2006 and 2005, respectively	49,161	46,516
Retained earnings	474,029	422,621

Total shareholders’ equity	523,190	469,137

Total liabilities and shareholders’ equity	$987,539	$870,909

Commitments and contingencies (Notes 7, 9, and 10)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Years ended April 30,
	2006	2005	2004
Net sales	$3,514,464	$2,803,593	$2,323,762
Franchise revenue	681	1,065	1,669

	3,515,145	2,804,658	2,325,431

Cost of goods sold	2,987,505	2,346,295	1,903,466
Operating expenses	363,443	328,472	305,306
Depreciation and amortization	57,185	51,979	48,213
Interest, net (Note 3)	8,896	10,739	12,398

	3,417,029	2,737,485	2,269,383

Earnings from continuing operations before income taxes	98,116	67,173	56,048
Federal and state income taxes	35,176	24,831	18,203

Net earnings from continuing operations	62,940	42,342	37,845
Loss on discontinued operations, net of tax benefit of $888, $3,574, and $881	1,389	5,589	1,379
Cumulative effect of accounting change, net of tax benefit of $692	1,083	—	—

Net earnings	$60,468	$36,753	$36,466

Basic
Earnings from continuing operations	$1.25	$0.84	$0.76
Loss on discontinued operations, net of tax benefit	0.03	0.11	0.03
Cumulative effect of accounting change	0.02	—	—

Net earnings per common share	$1.20	$0.73	$0.73

Diluted
Earnings from continuing operations	$1.24	$0.84	$0.76
Loss on discontinued operations, net of tax benefit	0.03	0.11	0.03
Cumulative effect of accounting change	0.02	—	—

Net earnings per common share	$1.19	$0.73	$0.73

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common stock	Retained earnings	Total
Balance at April 30, 2003	$40,008	$365,652	$405,660
Net earnings	—	36,466	36,466
Payment of dividends	—	(6,479)	(6,479)
Proceeds from exercise of stock options (346,750 shares)	3,643	—	3,643
Tax benefits related to nonqualified stock options (Note 3)	504	—	504

Balance at April 30, 2004	$44,155	$395,639	$439,794
Net earnings	—	36,753	36,753
Payment of dividends	—	(9,771)	(9,771)
Proceeds from exercise of stock options (173,950 shares)	1,893	—	1,893
Tax benefits related to nonqualified stock options (Note 3)	468	—	468

Balance at April 30, 2005	$46,516	$422,621	$469,137
Net earnings	—	60,468	60,468
Payment of dividends	—	(9,060)	(9,060)
Proceeds from exercise of stock options (178,850 shares)	2,139	—	2,139
Tax benefits related to nonqualified stock options (Note 3)	506	—	506

Balance at April 30, 2006	$49,161	$474,029	$523,190

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended April 30,
	2006	2005	2004
Cash flows from continuing operations
Net earnings from continuing operations	$62,940	$42,342	$37,845
Adjustments to reconcile net earnings to net cash provided by continuing operations
Cumulative effect of accounting change	(1,083)	—	—
Depreciation and amortization	57,185	51,979	48,213
Other amortization	1,871	—	—
Loss on sale of property and equipment	1,757	3,041	1,447
Deferred income taxes	(2,110)	2,880	12,288
Changes in assets and liabilities
Receivables	(2,191)	(1,730)	(9)
Inventories	(20,863)	2,503	(12,636)
Prepaid expenses	(2,384)	1,813	(1,802)
Accounts payable	45,481	17,252	18,508
Accrued expenses	4,096	7,744	1,546
Income taxes receivable	3,386	5,423	(8,217)
Other, net	(267)	(3,507)	805

Net cash provided by continuing operations	147,818	129,740	97,988
Cash flows from investing
Purchase of property and equipment	(99,913)	(95,447)	(72,597)
Payments for acquisition of business	(4,536)	—	—
Proceeds from sales of property and equipment	3,915	2,452	3,742

Net cash used in investing activities	(100,534)	(92,995)	(68,855)
Cash flows from financing
Payments of long-term debt	(20,018)	(28,999)	(20,868)
Proceeds from exercise of stock options	2,139	1,893	3,643
Payments of cash dividends	(9,060)	(9,771)	(6,479)

Net cash used in financing activities	(26,939)	(36,877)	(23,704)
Cash flows from discontinued operations
Operating cash flows	509	2,444	(86)
Investing cash flows	5,464	852	—

Net cash flows from discontinued operations	5,973	3,296	(86)

Net increase in cash and cash equivalents	26,318	3,164	5,343
Cash and cash equivalents at beginning of year	49,051	45,887	40,544

Cash and cash equivalents at end of year	$75,369	$49,051	$45,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the year for
Interest (net of amount capitalized)	$10,657	$11,811	$12,904
Income taxes	32,995	11,303	14,158
Noncash investing and financing activities
Property & equipment and goodwill acquired through installment purchases or business acquisitions	27,458	7,197	11,080
Increase in common stock and increase in income taxes receivable due to tax benefits related to nonqualified stock options (Note 3)	506	468	504

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company) operate 1,413 convenience stores in 9 Midwest states. At April 30, 2006, the Company owned or leased 1,394 of these stores and 19 stores were owned or leased by franchisees. The stores are located primarily in smaller communities, a majority with populations of less than 5,000. Retail sales in 2006 were distributed as follows: 71% gasoline, 22% grocery & other merchandise, and 7% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

Principles of consolidation The consolidated financial statements include the financial statements of Casey’s General Stores, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect 1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and 2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents Cash equivalents consist of money market funds. The Company considers all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents.

Inventories Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory (excluding cigarettes, beer, pop, and prepared foods, which are stated at cost) is determined by the retail method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. Below is a summary of the inventory values at April 30, 2006 and 2005:

	Fiscal 2006	Fiscal 2005
Gasoline	$43,932	$27,823
Merchandise	70,813	64,198
Merchandise LIFO reserve	(18,490)	(16,629)

Total inventory	$96,255	$75,392

Goodwill SFAS No. 142 Goodwill and Other Intangible Assets requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be tested for impairment at least annually. As of April 30, 2006, there was $14,414 of goodwill, and the test completed at the fiscal year-end yielded no evidence of impairment.

Store closings and asset impairment The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins active marketing of the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The results of operations of certain stores are presented as discontinued operations in the accompanying consolidated statements of earnings in accordance with the provisions of SFAS No. 144, Accounting of the Impairment or Disposal of Long-Lived Assets. Any such store is presented in discontinued operations beginning in the quarter in which management commits to a plan to close the store and actively markets the store. Operating results of discontinued operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Included in the loss on discontinued operations were losses on disposal of $1,562 (net of $609 tax benefit) for the year ended April 30, 2006. Losses on disposal of $6,830 (net of $2,664 tax benefit) were recorded for the year ended April 30, 2005; there were no losses on disposal for the year ended April 30, 2004. Assets held for sale at April 30, 2006 and 2005 were $1,225 and $13,723, respectively, and are included in net property & equipment.

The Company periodically monitors underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $600 in fiscal 2006, $1,775 in fiscal 2005, and $400 in fiscal 2004. Impairment charges are a component of operating expenses.

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

Excise taxes Excise taxes approximating $377,000, $365,000, and $345,000 collected from customers on retail gasoline sales are included in net sales for fiscal 2006, 2005, and 2004, respectively.

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

Discontinued operations Sales from discontinued operations were $15,534, $47,644 and $45,158 for the years ended April 30, 2006, 2005, and 2004, respectively. Losses from discontinued operations were $1,389 for the year ended April 30, 2006, including a $1,562 pretax loss on disposal. Losses from discontinued operations were $5,589 and $1,379 for the years ended April 30, 2005 and 2004, respectively. Losses from discontinued operations were net of tax benefits of $888, $3,574, and $881 for the years ended April 30, 2006, 2005, and 2004, respectively.

The Company’s consolidated balance sheet as of April 30, 2006 included $1,225 in net property and equipment classified as assets held for sale; there were no related liabilities pertaining to discontinued operations. The Company’s consolidated balance sheet as of April 30, 2005 included $13,723 in net property and equipment and no related liabilities pertaining to discontinued operations.

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

Derivative instruments The Company periodically uses a variety of derivative instruments such as options and futures to hedge against the volatility of gasoline cost. The Company is at risk for possible changes in the market value for these derivative instruments. It is anticipated that such risk would be mitigated by price changes in the underlying hedged items. Market risks associated with all of the Company’s derivative contracts are reviewed regularly by management.

There were no options or futures contracts during the year ended April 30, 2006. At April 30, 2005, however, the Company had accumulated net hedging losses before income taxes of $929 on closed options and futures contracts; it had net hedging gains before income taxes of $281 for the year ended April 30, 2004. The amounts represented the fair value of the contracts as determined using various indices and dealer quotes. These derivative contracts were not linked to specific assets or liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and therefore did not qualify for hedge accounting. The contracts were carried at fair value with any changes in fair value recorded as part of cost of goods sold in the income statement.

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

	Years ended April 30,
	2006	2005	2004
Net income as reported	$60,468	$36,753	$36,466
Deducted amount
Total stock-based employee compensation expense determined by fair-value method for awards, net of related tax effects	458	302	204
Pro forma net income	$60,010	$36,451	$36,262

Basic earnings per common share
As reported	$1.20	$0.73	$0.73
Pro forma	$1.19	$0.73	$0.73

Diluted earnings per common share
As reported	$1.19	$0.73	$0.73
Pro forma	$1.19	$0.72	$0.73

The weighted average fair value of the stock options granted during 2006, 2005, and 2004 was $6.06, $4.36, and $3.96 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: 2006—expected dividend yield of 0.87%, risk-free interest rate of 4.04%, estimated volatility of 24%, and an expected life of 6.2 years; 2005—expected dividend yield of 0.95%, risk-free interest rate of 3.75%, estimated volatility of 24%, and an expected life of 5.8 years; 2004—expected dividend yield of 0.89%, risk-free interest rate of 3.9%, estimated volatility of 24%, and an expected life of 5.8 years.

Recent Accounting Pronouncements In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R effective May 1, 2006 using the modified prospective method. Management believes the impact on net earnings as a result of the adoption of SFAS No. 123R will be approximately $330 in fiscal 2007. Estimated compensation expense related to prior periods can be found in Note 1 of the Consolidated Financial Statements. The ultimate amount of increased compensation expense will depend on the number, timing, and vesting period of option shares granted during the year.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exits about the timing and/or method of settlement, which may be conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development—or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to make a reasonable estimate of fair value of an asset retirement obligation and clarifies when an entity would have sufficient information to do so.

The Company adopted FASB Interpretation No. 47 in May 2005 and recorded an estimated liability of $3,117 for the future cost of removal of the underground storage tanks in accordance with the provisions of SFAS No. 143 and will recognize the cost over the tank’s estimated useful life. A corresponding increase to the carrying value of the related long-lived assets of $1,343 was recorded at that time. The Company will amortize the amount added to other assets and recognize accretion expense for the discounted liability over the estimated remaining life of the tanks. The cumulative effect of this accounting change resulted in a one-time pretax charge of $1,775 ($1,083 net of tax benefit). Prior to May 1, 2005, the Company had recognized a retirement obligation for underground storage tanks that the Company knew would be removed in the future (i.e. when a store replacement or closing had been planned). All remaining underground storage tanks were considered to have indeterminable lives when the Company adopted SFAS No. 143.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date. These standards are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. The Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported combined with operations. The Iowa ethanol tax credit of $1,197 in fiscal 2005 and $871 in fiscal 2004 was originally recorded as an income tax credit and is now recorded as a reduction in gasoline cost of goods sold. It is actually a refund of an excise tax that the Company receives independent of whether the Company earns any income. The ethanol credit earned in fiscal 2006 was $1,738.

2. BUSINESS ACQUISITION

Commencing January 5, 2006, the Company purchased 51 Gas ‘N Shop (GNS) convenience stores from a single-owner, 66-store chain headquartered in Lincoln, NE. The chain was purchased to increase substantially the Company’s presence in Nebraska. The Company issued no Casey’s stock nor did it acquire any GNS stock as part of the transaction. The trade name Gas ‘N Shop was also acquired, but the stores not purchased in the transaction were allowed to operate under that name for two years or until their sale to another third party, whichever is sooner. The Company began rebranding the GNS stores to Casey’s General Stores immediately upon acquisition.

The GNS stores were valued using a discounted cash flow model that was applied on a location by location basis. The model projects future cash flows and calculates a return on investment after capital expenditures for rebranding to Casey’s. The purchase price was determined using a targeted rate of return.

The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The purchase price of $29,194 was allocated as follows:

Land	$4,575
Buildings	13,444
Equipment	2,400
Other assets	101
Goodwill	8,674

As of April 30, 2006, $4,536 had been paid and the remaining $24,658 had been recorded in current maturities of long-term debt. The Asset Purchase Agreement allows the seller to make an immediate sale of any or all of the stores or to lease any of the stores to the Company for a period of five years and grants to the seller an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price upon forty-five days notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. As of April 30, 2006, principal payments of $500 have been made on this debt, and any remaining principal balance must be paid by January 2011.

The results of operations of the GNS stores from the date of acquisition through April 30, 2006 are included in the statement of earnings and statement of cash flows. Disclosure of pro forma financial statements were considered inconsequential for the periods under audit.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $126,000 and $157,000, respectively, at April 30, 2006 and 2005.

Interest expense is net of interest income of $1,308, $649, and $437 for the years ended April 30, 2006, 2005, and 2004, respectively. Interest expense in the amount of $398, $323, and $398 was capitalized during the years ended April 30, 2006, 2005, and 2004, respectively.

The next table delineates the Company’s long-term debt at carrying value.

April 30,	2006	2005
Capitalized lease obligations discounted at 4.75% to 10% due in various monthly installments through 2009 (Note 7)	$1,964	$2,503
Mortgage notes payable due in various installments through 2009 with interest at 6% to 7%	37,033	13,626
7.38% senior notes due in 21 semi-annual installments beginning in December 2010	30,000	30,000
Senior notes due in various installments from 2004 through 2019 with interest at 6.18% to 7.23%	32,000	36,000
7.89% senior notes due in 7 annual installments beginning in May 2004	57,143	68,571

	158,140	150,700
Less current maturities	51,628	27,636

	$106,512	$123,064

Various debt agreements contain certain operating and financial covenants. At April 30, 2006, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2006 and thereafter:

Years ended April 30,
2007	$51,628
2008	17,841
2009	17,448
2010	12,794
2011	13,857
Thereafter	44,572

$158,140

Included in current maturities for fiscal 2007 in the tables above is $24,158 relating to the purchase of the Gas ‘N Shop chain, which may be paid in future years. The seller has an option at any time to make an immediate sale of any or all of the stores or to lease any of the stores to the Company for a period of five years and an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price upon forty-five days’ notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. See Note 2 for additional information regarding the purchase of Gas ‘N Shop.

4. PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock, none of which has been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock. Dividends paid totaled $0.18, $0.195, and $0.13 per share for the years ended April 30, 2006, 2005, and 2004, respectively. Historically, the Company recorded dividends at the time of payment, which typically followed by several weeks the date on which dividends were declared. On May 1, 2004, the Company began recording dividends as of the date of declaration. As a result, the Company’s records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005.

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

Stock option plans Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock at option prices not less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 640,664 shares were available for grant at April 30, 2006, and options for 961,050 shares (which expire between 2007 and 2015) were outstanding.

The following table shows the stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price
Balance at April 30, 2003	1,118,850	$11.76
Granted	320,000	14.02
Exercised	(346,750)	6.72
Forfeited	(12,750)	13.20

Balance at April 30, 2004	1,079,350	$12.80
Granted	14,000	15.80
Exercised	(173,950)	10.89
Forfeited	(11,000)	14.08

Balance at April 30, 2005	908,400	$13.20
Granted	248,000	20.51
Exercised	(178,850)	11.96
Forfeited	(16,500)	14.46

Balance at April 30, 2006	961,050	$15.29

At April 30, 2006, the range of exercise prices was $9.44–$20.68 and the weighted average remaining contractual life of outstanding options was 6.15 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2006 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
$ 9.44	6,000	$9.44	1.00
11.20 – 13.07	238,550	11.73	3.94
14.08 – 15.80	468,500	14.42	5.75
17.64 – 20.68	248,000	20.51	9.16

	961,050

5. EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	2006	2005	2004
Basic
Earnings from continuing operations	$62,940	$42,342	$37,845
Loss on discontinued operations	1,389	5,589	1,379
Cumulative effect of accounting change	1,083	—	—

Net earnings	$60,468	$36,753	$36,466

Weighted average shares outstanding—basic	50,309,929	50,114,695	49,875,620

Earnings per common share from continuing operations	$1.25	$.84	$.76
Loss per common share on discontinued operations	.03	.11	.03
Cumulative effect of accounting change	.02	—	—

Basic earnings per common share	$1.20	$.73	$.73

Diluted
Earnings from continuing operations	$62,940	$42,342	$37,845
Loss on discontinued operations	1,389	5,589	1,379
Cumulative effect of accounting change	1,083	—	—

Net earnings	$60,468	$36,753	$36,466

Weighted-average shares outstanding—basic	50,309,929	50,114,695	49,875,620
Plus effect of stock options	300,335	169,488	165,505

Weighted-average shares outstanding—diluted	50,610,264	50,284,183	50,041,125

Earnings per common share from continuing operations	$1.24	$.84	$.76
Loss per common share on discontinued operations	.03	.11	.03
Cumulative effect of accounting change	.02	—	—

Diluted earnings per common share	$1.19	$.73	$.73

6. INCOME TAXES

Income tax expense attributable to earnings from continuing operations consisted of the following components:

	Years ended April 30,
	2006	2005	2004
Current tax expense
Federal	$35,488	$15,337	$6,259
State	3,625	2,183	1,671

	39,113	17,520	7,930
Deferred tax expense	(3,937)	7,311	10,273

Total income tax provision	$35,176	$24,831	$18,203

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Years ended April 30,
	2006	2005	2004
Deferred tax assets
Accrued liabilities	$6,373	$5,047	$5,465
Deferred compensation	3,073	2,551	2,027
Other	1,523	351	687

Total gross deferred tax assets	10,969	7,949	8,179

Valuation allowance	(184)	—	—

Net deferred tax assets	10,785	7,949	8,179

Deferred tax liabilities
Excess of tax over book depreciation	(103,094)	(104,754)	(100,899)
Other	(1,484)	(1,614)	(974)

Total gross deferred tax liabilities	(104,578)	(106,368)	(101,873)

Net deferred tax liability	$(93,793)	$(98,419)	$(93,694)

The deferred tax assets of $6,136 and $3,620 relating to accrued liabilities are current assets and are included with prepaid expenses as of April 30, 2006 and April 30, 2005, respectively. At April 30, 2006, the Company has net operating loss carryforwards for state income tax purposes of approximately $14,092, which are available to offset future taxable income. These net operating losses expire during the years 2015 through 2018.

The valuation allowance for deferred tax assets as of April 30, 2006 and 2005 was $184 and $0, respectively. The net change in the valuation allowance for the years ended April 30, 2006 and 2005 was an increase of $184 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. A valuation allowance has been established for a portion of the amount of net operating loss carryovers—state taxes as of April 30, 2006 due to the uncertainty of future recoverability. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforwards.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2006	2005	2004
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Resolution of tax exposure	—	—	(1.2)
Previously unrecorded tax benefits	—	—	(3.2)
Federal tax credits	(0.7)	(0.9)	(1.2)
State income taxes, net of federal tax benefit	1.4	2.5	2.8
Other	0.2	0.4	0.3

	35.9%	37.0%	32.5%

The income tax benefit from discontinued operations was $888, $3,574, and $881 for the years ended April 30, 2006, 2005, and 2004, respectively. The income tax benefit from the cumulative effect of accounting change was $692 for the year ended April 30, 2006.

7. LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from 5 to 20 years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2006	2005
Real estate	$14,221	$4,293
Equipment	6,095	2,894

	20,316	7,187
Less accumulated amortization	6,113	6,296

	$14,203	$891

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of 1 year or more consisted of the following at April 30, 2006:

Years ended April 30,	Capital leases	Operating leases
2007	$642	$274
2008	635	141
2009	605	68
2010	251	57
2011	—	50
Thereafter	—	119

Total minimum lease payments	2,133	$709

Less amount representing interest	169

Present value of net minimum lease payments	$1,964

The total rent expense under operating leases was $564 in 2006, $598 in 2005 and $767 in 2004.

8. BENEFIT PLANS

401(k) plan Effective April 30, 2003, the Company merged its former employee stock ownership plan with its defined contribution 401(k) plan (Plan). The Plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Expense for the Plan was approximately $2,258, $2,149, and $2,038 for the years ended April 30, 2006, 2005, and 2004, respectively.

On April 30, 2006, the Company had 6,024 full-time employees and 9,668 part-time employees; approximately 4,100 were participants in the Plan. As of that same date, 2,249,565 shares of common stock were held by the trustee of the Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the Plan are treated as outstanding in the computation of earnings per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 3 of its executive officers, 1 of whom retired April 30, 2003. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within 20 years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or 20 years from the date of the officer’s retirement, whichever comes first. The Company is accruing the deferred compensation over the expected term of employment. The amount expensed in fiscal 2006, 2005, and 2004 was $289, $570, and $746, respectively.

9. COMMITMENTS

The Company has entered into employment agreements with 2 of its executive officers. The agreements provide that the 2 officers will receive aggregate base compensation of $1,000 per year exclusive of bonuses. These agreements also provide for certain payments in the case of death or disability of the officers. The Company also has entered into employment agreements with 12 other key employees, providing for certain payments in the event of termination following a change of control of the Company.

10. CONTINGENCIES

Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company had an accrued liability at April 30, 2006 and 2005 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters The Company is a defendant in several lawsuits arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Other At April 30, 2006, the Company was partially self-insured for workers’ compensation claims in all 9 states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $7,500 were issued and outstanding at April 30, 2006 on the insurance company’s behalf. The Company also has investments of approximately $200 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2006 and 2005, the Company had $15,635 and $14,539, respectively, in accrued expenses for estimated claims relating to self-insurance.

11. QUARTERLY FINANCIAL DATA (Dollars in thousands) (Unaudited)

	Year ended April 30, 2006
	Q1	Q2	Q3	Q4	Year Total
Net sales
Gasoline	$584,502	703,335	561,218	640,225	2,489,280
Grocery & other merchandise	213,095	200,223	178,119	187,816	779,253
Prepared food & fountain	57,475	57,935	56,167	57,430	229,007
Other	3,481	3,815	5,090	4,538	16,924

	$858,553	965,308	800,594	890,009	3,514,464

Gross profit*
Gasoline	$33,867	39,002	24,588	28,340	125,797
Grocery & other merchandise	68,214	66,584	55,172	58,756	248,726
Prepared food & fountain	36,774	37,419	35,130	34,989	144,312
Other	1,322	1,526	2,982	2,294	8,124

	$140,177	144,531	117,872	124,379	526,959

Net earnings from continuing operations	$22,090	22,396	7,556	10,898	62,940
Loss on discontinued operations, net of tax benefit	115	203	603	468	1,389
Cumulative effect of accounting change, net of tax benefit	1,083	—	—	—	1,083

Net earnings	$20,892	22,193	6,953	10,430	60,468

Basic
Earnings from continuing operations	$0.44	0.44	0.15	0.22	1.25
Loss on discontinued operations	0.00	0.00	0.01	0.01	0.03
Cumulative effect of accounting change, net of tax benefit	0.02	—	—	—	0.02

Net earnings per common share	$0.42	0.44	0.14	0.21	1.20

Diluted
Earnings from continuing operations	$0.43	0.44	0.15	0.22	1.24
Loss on discontinued operations	0.00	0.00	0.01	0.01	0.03
Cumulative effect of accounting change, net of tax benefit	0.02	—	—	—	0.02

Net earnings per common share	$0.41	0.44	0.14	0.21	1.19

	Year ended April 30, 2005
	Q1	Q2	Q3	Q4	Year Total
Net sales
Gasoline	$471,983	461,689	433,857	499,200	1,866,729
Grocery & other merchandise	192,279	184,429	163,813	172,049	712,570
Prepared food & fountain	51,488	53,058	48,952	50,981	204,479
Other	5,681	5,418	4,499	4,217	19,815

	$721,431	704,594	651,121	726,447	2,803,593

Gross profit*
Gasoline	$30,846	25,095	25,727	27,683	109,351
Grocery & other merchandise	60,366	57,143	51,422	51,590	220,521
Prepared food & fountain	30,255	32,259	29,808	31,088	123,410
Other	832	707	1,153	1,324	4,016

	$122,299	115,204	108,110	111,685	457,298

Net earnings from continuing operations	$16,215	11,432	7,050	7,645	42,342
Loss on discontinued operations, net of tax benefit	276	426	4,585	302	5,589

Net earnings	$15,939	11,006	2,465	7,343	36,753

Basic
Earnings from continuing operations	$0.33	0.23	0.14	0.15	0.84
Loss on discontinued operations	0.01	0.01	0.09	0.00	0.11

Net earnings per common share	$0.32	0.22	0.05	0.15	0.73

Diluted
Earnings from continuing operations	$0.33	0.23	0.14	0.15	0.84
Loss on discontinued operations	0.01	0.01	0.09	0.00	0.11

Net earnings per common share	$0.32	0.22	0.05	0.15	0.73

*	Gross profit is given before charge for depreciation and amortization.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2006.

KPMG, LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears on page 25.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2006 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 15, 2006 are hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2006 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 15, 2006 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2006 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 15, 2006 are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

That portion of the Company’s definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2006 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 15, 2006 is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2006 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 15, 2006 is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

(1)	The following financial statements are included herewith:

Consolidated Balance Sheets, April 30, 2006 and 2005

Consolidated Statements of Income, Three Years Ended April 30, 2006

Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2006

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits
3.1(a)	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996)

3.2(a)	Restatement of Amended and Restated By-laws (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997) and Amendments thereto (incorporated by reference from the Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 1997 and July 31, 2000)

4.2	Rights Agreement between Casey’s General Stores, Inc. and UMB Bank, n.a. as Rights Agent, relating to Common Share Purchase Rights (incorporated herein by reference from the Registration Statement on Form 8-A filed June 19, 1989 (0-12788)) and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994, the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996)

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of $50,000,000 Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999)

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of $80,000,000 in principal amount of 7.89% Senior Notes, Series 2000-A, due May 15, 2010 (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000)

10.19*	Casey’s General Stores, Inc. 1991 Incentive Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (33-42907) filed September 23, 1991) and amendment thereto (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994)

10.21(a)*	Amended and Restated Employment Agreement with Donald F. Lamberti (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)

10.22(a)*	Amended and Restated Employment Agreement with Ronald M. Lamb (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)

10.24(a)*	Amended and Restated Employment Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997), First Amendment thereto (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001), and Second Amendment thereto (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004)

10.27	Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed May 3, 2005)

10.28(a)	Promissory Note delivered to UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed October 4, 2005)

10.29	Form of “change of control” Employment Agreement (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997)

10.30*	Non-Qualified Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)

10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)

10.32*	Severance Agreement with Douglas K. Shull (incorporated by reference from the Current Report on Form 8-K filed July 28, 1998)

10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed July 6, 2005)

10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.36	Description of fiscal 2007 salary and bonus arrangements for Executive Officers (incorporated by reference from the Current Report on Form 8-K filed June 22, 2006)

21	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2005)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC.
(Registrant)

Date July 10, 2006	By	/s/ Robert J. Myers
Robert J. Myers, President and
Chief Executive Officer
(Principal Executive Officer)

Date July 10, 2006	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 10, 2006	By	/s/ Ronald M. Lamb
Ronald M. Lamb
Chairman of the Board, Director

Date July 10, 2006	By	/s/ John G. Harmon
John G. Harmon
Senior Vice President–Secretary, Director

Date July 10, 2006	By	/s/ Donald F. Lamberti
Donald F. Lamberti
Director

Date July 12, 2006	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date July 12, 2006	By	/s/ John R. Fitzgibbon
John R. Fitzgibbon
Director

Date July 10, 2006	By	/s/ Jack P. Taylor
Jack P. Taylor
Director

Date July 11, 2006	By	/s/ Johnny Danos
Johnny Danos
Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002