Form 10-Q
period 2006-07-31
CASEYS GENERAL STORES INC
filed 2006-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2006
Common Stock, no par value per share	50,410,662 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2006	April 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$60,003	75,369
Receivables	10,045	9,672
Inventories	106,779	96,255
Prepaid expenses	6,448	7,063
Income tax receivable	—	3,047

Total current assets	183,275	191,406

Other assets	8,157	6,894

Goodwill	14,414	14,414

Property and equipment, net of accumulated depreciation at July 31, 2006, $502,947 and at April 30, 2006, of $490,288	781,950	774,825

	$987,796	987,539

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

            LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2006	April 30, 2006
Current liabilities:
Note payable	$8,900	—
Current maturities of long-term debt	48,511	51,628
Accounts payable	129,543	146,121
Accrued expenses	45,357	45,947
Income taxes payable	7,270	—

Total current liabilities	239,581	243,696

Long-term debt, net of current maturities	94,617	106,512

Deferred income taxes	99,235	99,929

Deferred compensation	7,520	7,236

Other long-term liabilities	8,172	6,976

Total liabilities	449,125	464,349

Shareholders’ equity
Preferred stock, no par value	—	—
Common Stock, no par value	50,261	49,161
Retained earnings	488,410	474,029

Total shareholders’ equity	538,671	523,190

	$987,796	987,539

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2006	2005
Net sales	$1,100,355	857,517

Franchise revenue	189	185

	1,100,544	857,702

Cost of goods sold	954,703	717,340
Operating expenses	100,811	89,463
Depreciation and amortization	15,525	13,707
Interest, net	2,395	2,242

	1,073,434	822,752

Earnings from continuing operations before income taxes, loss on discontinued operations, and cumulative effect of accounting change	27,110	34,950
Federal and state income taxes	10,148	12,860

Earnings from continuing operations before loss on discontinued operations and cumulative effect of accounting change	16,962	22,090

Loss on discontinued operations, net of tax benefit of $39 and $72	61	115
Cumulative effect of accounting change, net of tax benefit of $0 and $692	—	1,083

Net earnings	$16,901	20,892

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2006	2005
Basic
Earnings from continuing operations before cumulative effect of accounting change	$.34	.44
Loss on discontinued operations	—	—
Cumulative effect of accounting change	—	(.02)

Net earnings	$.34	.42

Diluted
Earnings from continuing operations before cumulative effect of accounting change	$.33	.43
Loss on discontinued operations	—	—
Cumulative effect of accounting change	—	(.02)

Net earnings	$.33	.41

Basic weighted average shares outstanding	50,392,662	50,238,145
Plus effect of stock options	267,485	171,503

Diluted weighted average shares outstanding	50,660,147	50,409,648

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2006	2005
Cash flows from operations:
Net earnings from continuing operations	$16,962	22,090
Adjustments to reconcile net income to net cash provided by operations:
Cumulative effect of accounting change	—	(1,083)
Depreciation and amortization	15,525	13,707
Other amortization	396	—
Stock based compensation	303	—
Loss on sale of property and equipment	237	1,378
Deferred income taxes	(694)	(1,632)
Changes in assets and liabilities:
Receivables	(373)	(760)
Inventories	(10,524)	(4,027)
Prepaid expenses	615	(27)
Accounts payable	(16,578)	14,408
Accrued expenses	(590)	3,172
Income taxes	10,587	14,312
Other, net	(178)	(1,010)

Net cash provided by operations	15,688	60,528

Cash flows from investing:
Purchase of property and equipment	(23,321)	(27,230)
Proceeds from sale of property and equipment	382	1,359

Net cash used in investing activities	(22,939)	(25,871)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2006	2005
Cash flows from financing:
Payment of long-term debt	(15,012)	(13,332)
Net borrowings of short-term debt	8,900	—
Proceeds from exercise of stock options	527	926
Payment of cash dividends	(2,520)	(2,263)

Net cash used in financing activities	(8,105)	(14,669)

Cash flows from discontinued operations
Operating cash flows	(10)	36
Investing cash flows	—	2,445

Net cash flows from discontinued operations	(10)	2,481

Net (decrease) increase in cash and cash equivalents	(15,366)	22,469
Cash and cash equivalents at beginning of the period	75,369	49,051

Cash and cash equivalents at end of the period	$60,003	71,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three Months Ended July 31,
	2006	2005
Cash paid (received) during the period for:
Interest, net of amount capitalized	$3,891	4,043
Income taxes	(518)	(1,119)
Noncash investing and financing activities
Property and equipment and goodwill acquired through installment purchases or business acquisitions	—	2,800
Noncash operating and financing activities:
Increase in common stock and decrease in income taxes payable due to tax benefits related to stock options	270	—

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2006, the results of operations for the three months ended July 31, 2006 and 2005, and the cash flows for the three months ended July 31, 2006 and 2005. Certain reclassifications were made to balances for the prior year to conform to current year presentation. The Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported combined with operations.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in inventory cost and are recognized at the time the product is sold.

4.	Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), Share-Based Payment using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on the Company’s financial statements for the year ending on April 30, 2007, is expected to be a reduction in earnings per share of approximately $0.01.

Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock at option prices not less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 626,664 shares were available for grant at July 31, 2006, and options for 917,550 shares (which expire between 2007 and 2015) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2006 Proxy Statement.

On June 6, 2003, stock options totaling 307,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the employee. These awards vested on June 6, 2006 and subsequent to adoption of FAS 123R, compensation expense was recognized ratably over the vesting period.

On July 5, 2005, stock options totaling 234,000 shares were granted to certain officers and key employees. These awards were also granted at no cost to the employee. These awards will vest on July 5, 2010 and compensation expense is currently being recognized ratably over the vesting period.

The 2000 Stock Option Plan grants employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan grants directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the 12 months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. The aggregate number of shares of Common Stock that may be granted pursuant to the Director Stock Plan may not exceed 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits or other relevant capitalization changes.

Information concerning the issuance of stock options is presented in the following table:

	Shares Price	2006 Weighted- Average Exercise
Outstanding at April 30, 2006	961,050	$15.29
Granted	14,000	22.36
Exercised	(38,500)	13.67
Forfeited	(19,000)	12.82

Outstanding at July 31, 2006	917,550	$15.49

Weighted average fair value of options granted during the three-month period ended July 31, 2006		$9.25

At July 31, 2006, all outstanding options had an aggregate intrinsic value of $6,554 and a weighted average remaining contractual life of six years. The vested options totaled 685,050 shares with a weighted average exercise price of $13.72 per share and a weighted average remaining contractual life of 4.9 years. The aggregate intrinsic value for the vested options as of July 31, 2006, was $6,100. The aggregate intrinsic value for the total of all options exercised during the quarter ended July 31, 2006, was $345, and the total fair value of shares vested during the quarter ended July 31, 2006, was $1,232.

The fair value of the 2006 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2006 options was $9.25. Significant assumptions include:

May 1, 2006
Risk-free interest rate	4.88%
Expected option life	8.75 years
Expected volatility	35%
Expected dividend yield	1.17%

The option term of each award granted was based upon historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of common stock. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield on the 8.75 year zero coupon U.S. Treasury.

Total compensation costs recorded for the quarter ended July 31, 2006, were $303 for the stock option awards. No compensation costs related to stock options had been recorded for the three months ended July 31, 2005. As of July 31, 2006, there was $1,120 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through 2011.

Prior to adopting FAS 123R, the Company applied APB Opinion 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options was recognized in the financial statements. Pursuant to the disclosure requirements of FAS 123R, pro forma net income and earnings per share for the three-month period ended July 31, 2005, are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods:

Three Months Ended 7/31/05
Net income, as reported	$20,892

Deducted amount
Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	153

Pro forma net income	$20,739

Basic earnings per share
As reported	$0.42
Pro forma	$0.41

Diluted earnings per share
As reported	$0.41
Pro forma	$0.41

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to discontinued operations of prior periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax loss as follows for the periods presented (in thousands):

	Three Months Ended July 31
	2006	2005
Total revenue	$3,081	5,721
Pretax loss	(100)	(187)

There were no disposals during the three-month period ended July 31, 2006. Included in the loss on discontinued operations is a loss on disposal of $39 for the three-month period ended July 31, 2005. Included in property and equipment in the accompanying condensed consolidated balance sheets are $1,225 in assets held for sale as of July 31, 2006 and April 30, 2006.

6.	On August 4, 2006, the Company entered into an Asset Purchase Agreement to acquire up to 33 HandiMart stores from Nordstrom Oil Company. The purchase price will not exceed $64.8 million and the transaction is expected to close within the second fiscal quarter. The Company expects to use available cash and to undertake debt financing to fund the acquisition.

7.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the cautionary statement relating to Forward-Looking Statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2006. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On July 31, 2006, there were a total of 1,421 Casey’s General Stores in operation, of which 1,403 were owned by the Company and 18 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

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

At July 31, 2006, the Company owned the land at 1,330 locations and the buildings at 1,341 locations, and leased the land at 73 locations and the buildings at 62 locations. Due to the insignificant number of leases, management feels that any interpretation of the lease accounting rules will not have a material impact on its financial statements.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company incurred impairment charges of $300 during the three-months ended July 31, 2006. The Company values the locations addressed above based on their expected resale value. The impairment charges are a component of operating expenses when they are recorded.

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005 (Dollars and Gallons in Thousands)

Three months ended 7/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$802,875	226,083	65,781	5,616	1,100,355
Gross profit	28,547	72,870	41,365	2,870	145,652
Margin	3.6%	32.2%	62.9%	51.1%	13.2%

Gasoline Gallons	291,836

Three months ended 7/31/05	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$584,502	211,884	57,475	3,656	857,517
Gross profit	33,867	68,040	36,774	1,496	140,177
Margin	5.8%	32.1%	64%	41%	16.3%

Gasoline Gallons	286,476

Net sales for the first quarter of fiscal 2007 increased by $242,838 (28.3%) over the comparable period in fiscal 2006. Retail gasoline sales increased by $218,373 (37.4%) as the number of gallons sold increased by 5,360 (1.9%) while the average retail price per gallon increased 34.8%. During this same period, retail sales of grocery and general merchandise increased by $14,199 (6.7%) while prepared food and fountain sales increased by $8,306 (14.5%) due to the addition of 62 new Company Stores and a greater number of stores in operation for at least three years.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery and prepaid phone card commissions received. These sales increased $1,960 (53.6%) for the first quarter of fiscal 2007 while the gross profit margin increased $1,374 (91.8%) primarily due to the increase in lottery commissions and prepaid phone card commissions from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 86.8% for the first quarter of fiscal 2007, compared to 83.7% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 3.6%) during the first quarter of fiscal 2007 from the first quarter of the prior year (5.8%). The gross profit margin per gallon also decreased (to $.0978) in the first quarter of fiscal 2007 from the comparable period in the prior year ($.1182). The gross profits on retail sales of grocery and other merchandise increased (to 32.2%) from the comparable period in the prior year (32.1%), while the prepared food margin decreased (to 62.9%) from the comparable period in the prior year (64%). The decrease in the prepared food margin was caused primarily by an expanded fountain program that increased gross profit dollars but reduced the average prepared food margin.

Operating expenses as a percentage of net sales were 9.1% for the first quarter of fiscal 2007 compared to 10.4% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 12.7% in the first quarter of 2007 from the comparable period in the prior year, primarily due to a 46.9% increase in credit card fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Net earnings decreased by $3,991 (19.1%). The decrease in net earnings was attributable primarily to the decrease in the gross profit margin per gallon of gasoline sold and the increases in the operating expenses.

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

Long-lived Assets. The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $300 during the three months ended July 31, 2006.

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

Recent accounting pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company plans to adopt FIN 48 on May 1, 2007, and is in the process of assessing the impact of the adoption of this statement on its consolidated financial statements.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date. These standards are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2006, the Company’s ratio of current assets to current liabilities was .77 to 1. The ratio at July 31, 2005 and April 30, 2006 was .83 to 1 and .79 to 1, respectively. Management believes that the Company’s current bank line of credit of $50,000 ($8,900 outstanding at July 31, 2006), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations decreased $44,840 (74.1%) in the three months ended July 31, 2006 from the comparable period in the prior year, primarily as a result of a smaller net income, a decrease in accounts payable, a larger increase in inventories and a smaller increase in income taxes payable. Cash used in investing in the three months ended July 31, 2006 decreased due to the decrease in the purchase of property and equipment. Cash used in financing decreased, primarily due to an increase in the short-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2007, the Company expended $23,321 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $27,230 for the comparable period in the prior year. The Company anticipates expending approximately $125,000 in fiscal 2007 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of July 31, 2006, the Company had long-term debt of $94,617, consisting of $30,000 in principal amount of 7.38% Senior Notes, $28,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $34,286 in principal amount of 7.89% Senior Notes, Series A, $1,069 of mortgage notes payable, and $1,262 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2006:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 2,965 USTs, of which 2,557 are fiberglass and 408 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2006 and 2005, the Company spent approximately $1,519 and $1,414, respectively, for assessments and remediation. During the three months ended July 31, 2006, the Company expended approximately $230 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2006, approximately $9,340 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at July 31, 2006 of approximately $200 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of July 31, 2006 would have an immaterial effect on the Company’s pretax earnings.

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

Item 1A. Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2006 Annual Report on Form 10-K.

Item 6. Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description
4.2	Rights Agreement between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent (incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights), and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994; the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999.)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999).

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 5, 2006	By:	/s/ William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002