Form 10-Q
period 2006-10-31
CASEYS GENERAL STORES INC
filed 2006-12-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2006
Common Stock, no par value per share	50,458,262 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	October 31, 2006	April 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$32,279	75,369
Receivables	8,636	9,672
Inventories	100,950	96,255
Prepaid expenses	7,898	7,063
Income tax receivable	4,070	3,047

Total current assets	153,833	191,406

Other assets	8,315	6,894

Goodwill	43,394	14,414

Property and equipment, net of accumulated depreciation October 31, 2006, $516,388 and at April 30, 2006, $490,288	833,053	774,825

	$1,038,595	987,539

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

	October 31, 2006	April 30, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable	$7,800	—
Current maturities of long-term debt	48,320	51,628
Accounts payable	112,385	146,121
Accrued expenses	46,754	45,947

Total current liabilities	215,259	243,696

Long-term debt, net of current maturities	152,807	106,512

Deferred income taxes	100,290	99,929

Deferred compensation	7,736	7,236

Other long-term liabilities	8,479	6,976

Total liabilities	484,571	464,349

Shareholders’ equity
Preferred stock, no par value	—	—
Common Stock, no par value	50,966	49,161
Retained earnings	503,058	474,029

Total shareholders’ equity	554,024	523,190

	$1,038,595	987,539

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Net sales	$1,009,879	963,739	2,109,849	1,821,189

Franchise revenue	173	175	362	360

	1,010,052	963,914	2,110,211	1,821,549

Cost of goods sold	864,345	819,209	1,818,662	1,536,483
Operating expenses	100,863	92,970	201,674	182,434
Depreciation and amortization	15,538	14,577	31,063	28,284
Interest, net	2,687	1,999	5,082	4,241

	983,433	928,755	2,056,481	1,751,442

Earnings from continuing operations before income taxes, gain (loss) on discontinued operations, and cumulative effect of accounting change	26,619	35,159	53,730	70,107
Federal and state income taxes	9,545	12,763	19,694	25,622

Earnings from continuing operations before gain (loss) on discontinued operations and cumulative effect of accounting change	17,074	22,396	34,036	44,485

Gain (loss) on discontinued operations, net of taxes (tax benefit) of $63, ($130), $23 and ($203)	98	(203)	37	(317)
Cumulative effect of accounting change, net of tax benefit of $0, $0, $0, and $692	—	—	—	(1,083)

Net earnings	$17,172	22,193	34,073	43,085

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Continued)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Basic:
Earnings from continuing operations before loss on discontinued operations and cumulative effect of accounting change	$.34	.44	.68	.89
Loss on discontinued operations	—	—	—	(.01)
Cumulative effect of accounting change	—	—	—	(.02)

Net earnings	$.34	.44	.68	.86

Diluted:
Earnings from continuing operations before loss on discontinued operations and cumulative effect of accounting change	$.34	.44	.67	.88
Loss on discontinued operations	—	—	—	(.01)
Cumulative effect of accounting change	—	—	—	(.02)

Net earnings	$.34	.44	.67	.85

Basic weighted average shares outstanding	50,429,362	50,298,912	50,411,012	50,268,529
Plus effect of stock options	253,078	194,969	250,877	175,450

Diluted weighted average shares outstanding	50,682,440	50,493,881	50,661,889	50,443,979

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousand)

	Six Months Ended October 31,
	2006	2005
Cash flows from operations:
Net earnings from continuing operations	$34,036	44,485
Adjustments to reconcile net earnings to net cash provided by operations:
Cumulative effect of accounting change	—	(1,083)
Depreciation and amortization	31,063	28,284
Other amortization	479	—
Stock based compensation	374	—
Loss on sale of property and equipment	853	1,281
Deferred income taxes	361	(759)
Changes in assets and liabilities, net of acquisition:
Receivables	1,036	(1,415)
Inventories	(1,685)	(7,304)
Prepaid expenses	(464)	(1,565)
Accounts payable	(33,736)	(5,478)
Accrued expenses	469	9,232
Income taxes	(671)	10,044
Other, net	103	(1,342)

Net cash provided by operations	32,218	74,380

Cash flows from investing:
Purchase of property and equipment	(48,827)	(59,412)
Payments for acquisition of business	(66,729)	—
Proceeds from sale of property and equipment	1,345	2,951

Net cash used in investing activities	(114,211)	(56,461)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

(Continued)

	Six Months Ended October 31,
	2006	2005
Cash flows from financing:
Proceeds from long-term debt	50,000	—
Payment of long-term debt	(15,598)	(13,578)
Net borrowings of short-term debt	7,800	—
Proceeds from exercise of stock options	1,078	1,597
Payment of cash dividends	(5,043)	(4,527)

Net cash provided by (used in) financing activities	38,237	(16,508)

Cash flows from discontinued operations:
Operating cash flows	(104)	100
Investing cash flows	770	4,081

Net cash flows from discontinued operations	666	4,181

Net (decrease) increase in cash and cash equivalents	(43,090)	5,592
Cash and cash equivalents at beginning of the period	75,369	49,051

Cash and cash equivalents at end of the period	$32,279	54,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six Months Ended October 31,
	2006	2005
Cash paid during the period for:
Interest, net of amount capitalized	$5,481	5,387
Income taxes	19,256	15,895
Noncash investing and financing activities
Property and equipment acquired through installment purchases or business acquisitions	8,585	2,800
Noncash operating and financing activities: Increase in common stock and increase in income tax receivable due to tax benefits related to stock options	352	—

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2006, and the results of operations for the three and six months ended October 31, 2006 and 2005, and cash flows for the six months ended October 31, 2006 and 2005. Certain reclassifications for prepaid phone cards and video rental commissions were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), Share-Based Payment using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on the Company’s financial statements for the year ending on April 30, 2007, is expected to be a reduction in earnings per share of approximately $0.01.

Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock at option prices not less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 626,664 shares were available for grant at October 31, 2006, and options for 872,950 shares (which expire between 2007 and 2016) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2006 Proxy Statement.

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

Information concerning the issuance of stock options is presented in the following table:

	Shares	2006 Weighted- Average Exercise Price
Outstanding at April 30, 2006	961,050	$15.29
Granted	14,000	22.36
Exercised	(81,600)	13.21
Forfeited	(20,500)	14.37

Outstanding at October 31, 2006	872,950	$15.62

Weighted average fair value of options granted during the six-month period ended October 31, 2006		$9.25

At October 31, 2006, all outstanding options had an aggregate intrinsic value of $7,548 and a weighted average remaining contractual life of 5.8 years. The vested options totaled 640,450 shares with a weighted average exercise price of $13.79 per share and a weighted average remaining contractual life of 4.7 years. The aggregate intrinsic value for the vested options as of October 31, 2006, was $6,713. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2006, was $902, and the total fair value of shares vested during the six months ended October 31, 2006, was $1,232.

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

Total compensation costs recorded for the six months ended October 31, 2006, were $374 for the stock option awards. No compensation costs related to stock options had been recorded for the six months ended October 31, 2005. As of October 31, 2006, there was $1,049 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through 2011.

Prior to adopting FAS 123R, the Company applied APB Opinion 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options was recognized in the financial statements. Pursuant to the disclosure requirements of FAS 123R, pro forma net income and earnings per share for the three-month and six-month periods ended October 31, 2005, are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods:

	Three Months Ended 10/31/05	Six Months Ended 10/31/05
Net income, as reported	$22,193	43,085

Deducted amount Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	112	265

Pro forma net income	$22,081	42,820

Basic earnings per share
As reported	$0.44	0.86
Pro forma	$0.44	0.85

Diluted earnings per share
As reported	$0.44	0.85
Pro forma	$0.44	0.85

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to prior periods for discontinued operations determined in the current periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax gain (loss) as follows for the periods presented (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Total revenue	$1,760	3,838	4,840	9,559
Pretax gain (loss)	161	(333)	60	(520)

Included in the gain on discontinued operations is a gain on disposal of $223 for three-month and six-month periods ended October 31, 2006. Included in the loss on discontinued operations is a loss on disposal of $182 and $221 for the three-month and six-month periods ending October 31, 2005, respectively. Included in property and equipment in the accompanying condensed consolidated balance sheets are $625 and $1,225 in assets held for sale as of October 31, 2006 and April 30, 2006, respectively.

6.	On October 3, 2006, the Company acquired the assets comprising the HandiMart convenience store chain that was owned by Nordstrom Oil Company and headquartered in Cedar Rapids, Iowa. The Company is not issuing any stock for the transaction, nor acquiring any stock of the selling company. The tradename HandiMart is included in the assets purchased. The chain acquired consisted of thirty-two (32) HandiMart convenience stores and one truckstop operated under the name Just Diesel. The Company is continuing to operate the convenience stores under their current names. These stores were acquired to increase our market presence within eastern Iowa.

The HandiMart stores were valued using a discounted cash flow model that was done on a location by location basis. The model projects future cash flows and calculates a return on investment after capital expenditures and the purchase price is determined using a targeted rate of return. The Company also engaged several third party valuation experts to assist in assessing the fair market values of the tangible and intangible assets.

The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. This allocation is preliminary and subject to change pending management’s final determination of fair values. The preliminary allocation of the purchase price of $66,729 is as follows:

Assets Acquired:
Inventories	$3,010
Prepaid expenses	371
Land	11,400
Building	12,250
Equipment	9,806
Leasehold Improvements	1,250

Total assets	38,087

Liabilities Assumed:
Accrued expenses	(338)

Total liabilities	(338)

Net tangible assets acquired, net of cash	37,749
Goodwill	28,980

Total consideration paid, net of cash acquired	$66,729

As of October 31, 2006, the entire purchase price of $66,729 has been paid in full. The Company also assumed leases of the real estate comprising eleven (11) of the stores. The leases vary in the amount of rent to be paid, the length of the term and the options available to the Company. The Company has capitalized five (5) of these leases with an aggregate present value of $8,383 that is included in Property and Equipment and Long-Term Debt. The remaining six (6) leases are being treated as operating leases.

The results of operations of the HandiMart stores from the dates of acquisition through October 31, 2006 are included in the statement of earnings and statement of cash flows.

The following unaudited pro forma information presents a summary of our consolidated results of operations and the HandiMart convenience store chain as if the transaction occurred at the beginning of the fiscal years (amounts in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Total revenues	$1,046,381	1,007,124	2,197,567	1,917,273

Earnings from continuing operations	17,351	23,238	34,884	46,105
Gain (loss) on discontinued operations, net of taxes (tax benefit) of $63, ($130), $23, and ($203)	98	(203)	37	(317)
Cumulative effect of accounting change, net of tax benefit of $0, $0, $0, and $692	—	—	—	(1,083)

Net earnings	$17,449	23,035	34,921	44,705

Basic earnings per share
Earnings from continuing operations	$0.35	0.46	0.69	0.92
Loss on discontinued operations	—	—	—	(0.01)
Cumulative effect of accounting change	—	—	—	(0.02)

Net earnings	$0.35	0.46	0.69	0.89

Diluted earnings per share
Earnings from continuing operations	$0.34	0.46	0.69	0.92
Loss on discontinued operations	—	—	—	(0.01)
Cumulative effect of accounting change	—	—	—	(0.02)

Net earnings	$0.34	0.46	0.69	0.89

7.	On September 29, 2006, the Company authorized the issuance of $100,000 aggregate principal amount of its 5.72% Senior Notes consisting of $50,000 Series A, due September 30, 2019, and $50,000 Series B, due March 30, 2020. The Company received the $50,000 Series A proceeds on September 29, 2006, and will receive the additional $50,000 Series B proceeds on March 30, 2007. Interest on the 5.72% Senior Notes, Series A and Series B, is payable on the 30th day of March and September in each year, at the rate of 5.72% per annum. Principal prepayments commence on September 30, 2012 and March 30, 2013 for Series A and Series B, respectively. The Company may prepay the 5.72% Senior Notes, Series A and B, in whole or in part at any time in an amount not less than $2,000 in the case of a partial prepayment at a redemption price calculated in accordance with the Note Purchase Agreement dated as of September 29, 2006 between the Company and the purchasers of the 5.72% Senior Notes.

8.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2006. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On October 31, 2006, there were a total of 1,456 stores in operation, of which 1,438 were owned by the Company and 18 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

The Company derives its revenue primarily from the retail sale of gasoline and the products offered in Company stores. The Company also generates a small amount of its revenues from the Company’s franchisees and from the wholesale sale of certain grocery and general merchandise items and gasoline to franchised stores.

Approximately 61% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 13% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to Company and franchised stores.

At October 31, 2006, the Company owned the land at 1,355 locations and the buildings at 1,366 locations, and leased the land at 83 locations and the buildings at 72 locations. The Company treats all operating leases on a straight line basis.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company incurred impairment charges of $300 during the six months ended October 31, 2006. The Company values the locations addressed above based on their expected resale value. The impairment charges are reported as a component of operating expenses when they occur.

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005 (Dollars and Amounts in Thousands)

Three months ended 10/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$717,924	217,199	69,185	5,571	1,009,879
Gross profit	28,563	70,853	42,600	3,518	145,534
Margin	4.0%	32.6%	61.6%	63.1%	14.4%

Gasoline Gallons	302,906

Three months ended 10/31/05	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$703,335	198,621	57,935	3,848	963,739
Gross profit	39,002	66,424	37,419	1,685	144,530
Margin	5.5%	33.4%	64.6%	43.8%	15%

Gasoline Gallons	276,771

Net sales for the second quarter of fiscal 2007 increased by $46,140 (4.8%) over the comparable period in fiscal 2006. Retail gasoline sales increased by $14,589 (2.1%) as the number of gallons sold increased by 26,135 (9.4%) while the average retail price per gallon decreased 6.7%. During this same period, retail sales of grocery and general merchandise increased by $18,578 (9.4%) and prepared food and fountain sales increased by $11,250 (19.4%), due to the addition of 91 new Company Stores, the introduction of new products, and selective price increases.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These sales increased $1,723 (44.8%) for the second quarter of fiscal 2007 primarily due to the increase in lottery and prepaid phone card commissions. The gross profit margin also increased $1,833 (108.8%) primarily due to the increase in lottery commissions of $509 (51.9%) and prepaid phone card commissions of $239 (149.3%) from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 85.6% for the second quarter of fiscal 2007, compared to 85% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 4%) during the second quarter of fiscal 2007 from the second quarter of the prior year (5.5%). The gross profit margin per gallon also decreased (to $.0943) in the second quarter of fiscal 2007 from the comparable period in the prior year ($.1409). Although the Company achieved below average gross profit margins per gallon during the quarter, management expects market conditions to stabilize during the next two quarters and return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise decreased (to 32.6%) from the comparable period in the prior year (33.4%), and the prepared food margin also decreased (to 61.6%) from the comparable period in the prior year (64.6%). The decrease in the prepared food margin was caused primarily by an expanded fountain program that increased gross profit dollars but reduced the average prepared food margin.

Operating expenses as a percentage of net sales were 10% for the second quarter of fiscal 2007 compared to 9.6% for the comparable period in the prior year. The increase in operating expenses as a percentage of net sales was caused primarily by a decrease in the average retail price per gallon of gasoline sold. Operating expenses increased 8.5% in the second quarter of 2007 from the comparable period in the prior year, primarily due to a 19.7% increase in bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores.

Net earnings decreased by $5,021 (22.6%). The decrease in net earnings was attributable primarily to the decrease in the gross profit margin per gallon of gasoline sold.

Six Months Ended October 31, 2006 Compared to Six Months Ended October 31, 2005 (Dollars and Amounts in Thousands)

Six months ended 10/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$1,520,799	443,282	134,966	10,802	2,109,849
Gross profit	57,110	143,723	83,965	6,389	291,187
Margin	3.8%	32.4%	62.2%	59.1%	13.8%

Gasoline Gallons	594,742

Six months ended 10/31/05	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$1,287,837	410,505	115,410	7,437	1,821,189
Gross profit	72,869	134,463	74,193	3,181	284,706
Margin	5.7%	32.8%	64.3%	42.8%	15.6%

Gasoline Gallons	563,247

Net sales for the first six months of fiscal 2007 increased by $288,660 (15.9%) over the comparable period in fiscal 2006. Retail gasoline sales increased by $232,962 (18.1%) as the number of gallons sold increased by 31,495 (5.6%) while the average retail price per gallon increased 11.8%. During this same period, retail sales of grocery and general merchandise increased by $32,777 (8%) and prepared food and fountain sales increased by $19,556 (16.9%), due to the addition of 91 new Company Stores, the introduction of new products, and selective price increases.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards, and video rental commissions received. These sales increased $3,365 (45.2%) for the first six months of fiscal 2007 primarily due to the increase in lottery and prepaid phone card commissions. The gross profit margin also increased $3,208 (100.8%) primarily due to the increase in lottery commissions of $1,117 (63.1%) and prepaid phone card commissions of $477 (142.2%) from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 86.2% for the first six month of fiscal 2007, compared to 84.4% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 3.8%) during the first six months of fiscal 2007 from the comparable period in the prior year (5.7%). The gross profit margin per gallon also decreased (to $.096) during the first six months of fiscal 2007 from the comparable period in the prior year ($.1294). Although the Company achieved below average gross profit margins per gallon during the six months, management expects market conditions to stabilize during the next six months and return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise decreased (to 32.4%) from the comparable period in the prior year (32.8%), and the prepared food margin also decreased (to 62.2%) from the comparable period in the prior year (64.3%). The decrease in the prepared food margin was caused primarily by an expanded fountain program that increased gross profit dollars but reduced the average prepared food margin.

Operating expenses as a percentage of net sales were 9.6% for the first six months of fiscal 2007 compared to 10% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 10.5% in the first six months of 2007 from the comparable period in the prior year, primarily due to a 32.2% increase in bank fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, and the larger number of corporate stores.

Net earnings decreased by $9,012 (20.9%). The decrease in net earnings was attributable primarily to the decrease in the gross profit margin per gallon of gasoline sold.

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

Long-lived Assets. The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to period end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance.

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

Recent accounting pronouncements. In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06–3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06–3 is effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF Issue No. 06–3 on its consolidated financial statements.

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

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The Company does not expect SAB 108 to have a material impact on the consolidated financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date. These standards are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2006, the Company’s ratio of current assets to current liabilities was .71 to 1. The ratio at October 31, 2005 and April 30, 2006 was .85 to 1 and .79 to 1, respectively. Management believes that the Company’s current bank line of credit of $50,000 ($7,800 outstanding at October 31, 2006), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations decreased $45,066 (60.6%) in the six months ended October 31, 2006 from the comparable period in the prior year, primarily as a result of lower net earnings from continuing operations and a large decrease in accounts payable due to the lower cost per gallon of gasoline. Cash used in investing in the six months ended October 31, 2006 increased primarily due to the acquisition of the HandiMart stores. Cash provided by financing increased, primarily due to the proceeds from long-term debt and short-term borrowings.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2007, the Company expended $112,652 for property and equipment and goodwill, primarily for the construction, acquisition and remodeling of Company stores, including the HandiMart acquisition, compared to $59,412 for the comparable period in the prior year. The Company anticipates expending approximately $150,000 in fiscal 2007 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of October 31, 2006, the Company had long-term debt of $152,807, consisting of $50,000 in principal amount of 5.72% Senior Notes, Series A, $30,000 in principal amount of 7.38% Senior Notes, $28,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $34,286 in principal amount of 7.89% Senior Notes, Series A, $967 of mortgage notes payable, and $9,554 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,074 USTs, of which 2,588 are fiberglass and 486 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2006 and 2005, the Company spent approximately $1,519 and $1,414, respectively, for assessments and remediation. During the six months ended October 31, 2006, the Company expended approximately $636 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2006, approximately $9,614 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at October 31, 2006 of approximately $330 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of October 31, 2006 would have an immaterial effect on the Company’s pretax earnings.

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

Item 1A. Risk Factors.

There have been no material changes in our “risk factors” from those disclosed in our 2006 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of shareholders held on September 17, 2006, nine directors were elected for a term of one year. Each of the nominees so elected, with the exception of Mr. Myers, previously has served as a director of the Company.

The votes cast or withheld for each nominee were as follows:

Name	Number of Shares Voting For	Number of Shares That Withheld Authority
Donald F. Lamberti	46,187,870	1,111,487
John R. Fitzgibbon	46,066,173	1,233,184
Ronald M. Lamb	45,389,686	1,909,671
Patricia Clare Sullivan	45,534,780	1,764,577
Robert J. Myers	46,422,174	877,183
Kenneth H. Haynie	43,945,265	3,354,092
Jack P. Taylor	46,300,418	998,939
William C. Kimball	46,297,453	1,001,904
Johnny Danos	43,983,258	3,316,099

Item 6. Exhibits.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

Exhibit No.	Description
4.2	Rights Agreement between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent (incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights), and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994; the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999.)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999).

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 8, 2006	By:	/s/ William J. Walljasper
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