Form 10-Q
period 2007-01-31
CASEYS GENERAL STORES INC
filed 2007-03-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2007
Common Stock, no par value per share	50,523,651 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	January 31, 2007	April 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$32,835	75,369
Receivables	7,697	9,672
Inventories	96,617	96,255
Prepaid expenses	6,687	7,063
Income tax receivable	9,451	3,047

Total current assets	153,287	191,406

Other assets	8,515	6,894

Goodwill	45,538	14,414

Property and equipment, net of accumulated depreciation January 31, 2007, $529,574 April 30, 2006, $490,288	836,134	774,825

	$1,043,474	987,539

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

	January 31, 2007	April 30, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable	$8,200	—
Current maturities of long-term debt	48,045	51,628
Accounts payable	102,468	146,121
Accrued expenses	48,003	45,947

Total current liabilities	206,716	243,696

Long-term debt, net of current maturities	155,007	106,512

Deferred income taxes	101,449	99,929

Deferred compensation	7,977	7,236

Other long-term liabilities	8,502	6,976

Total liabilities	479,651	464,349

Shareholders’ equity
Preferred stock, no par value	—	—
Common stock, no par value	52,047	49,161
Retained earnings	511,776	474,029

Total shareholders’ equity	563,823	523,190

	$1,043,474	987,539

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net sales	$922,786	798,114	3,032,635	2,619,303
Franchise revenue	175	164	537	524

	922,961	798,278	3,033,172	2,619,827

Cost of goods sold	783,022	680,240	2,601,684	2,216,723
Operating expenses	103,651	90,380	305,325	272,814
Depreciation and amortization	16,204	14,087	47,266	42,370
Interest, net	2,878	2,087	7,960	6,328

	905,755	786,794	2,962,235	2,538,235

Earnings from continuing operations before income taxes, gain (loss) on discontinued operations, and cumulative effect of accounting change	17,206	11,484	70,937	81,592
Federal and state income taxes	6,000	3,928	25,694	29,550

Earnings from continuing operations before gain (loss) on discontinued operations, cumulative effect of accounting change	11,206	7,556	45,243	52,042
Gain (loss) on discontinued operations, net of taxes (tax benefit) of $25, ($386), $48, and ($589)	38	(603)	74	(921)
Cumulative effect of accounting Change, net of tax benefit of $692	—	—	—	(1,083)

Net earnings	$11,244	6,953	45,317	50,038

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Basic
Earnings from continuing operations before loss on discontinued operations and cumulative effect of accounting change	$.22	.15	.90	1.03
Loss on discontinued operations	.00	(.01)	.00	(.02)
Cumulative effect of accounting change	.00	.00	.00	(.02)

Net earnings	$.22	.14	.90	.99

Diluted
Earnings from continuing operations before loss on discontinued operations and cumulative effect of accounting change	$.22	.15	.89	1.03
Loss on discontinued operations	.00	(.01)	.00	(.02)
Cumulative effect of accounting change	.00	.00	.00	(.02)

Net earnings	$.22	.14	.89	.99

Basic weighted average shares outstanding	50,486,845	50,339,329	50,436,290	50,292,129
Plus effect of stock options	234,220	207,163	232,023	180,061

Diluted weighted average shares outstanding	50,721,065	50,546,492	50,668,313	50,472,190

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended January 31,
	2007	2006
Cash flows from operations:
Net earnings from continuing operations	$45,243	52,042
Adjustments to reconcile net earnings to net cash provided by operations:
Cumulative effect of accounting change	—	(1,083)
Depreciation and amortization	47,266	42,370
Other amortization	473	—
Stock based compensation	455	—
Loss on sale of property and equipment	1,769	1,329
Deferred income taxes	1,520	(2,011)
Changes in assets and liabilities net of acquisition:
Receivables	1,975	600
Inventories	2,648	(15,929)
Prepaid expenses	578	(3,511)
Accounts payable	(43,653)	(7,081)
Accrued expenses	1,718	9,379
Income taxes	(5,820)	(2,929)
Other, net	(427)	(454)

Net cash provided by operations	53,745	72,722

Cash flows from investing:
Purchase of property and equipment	(68,204)	(84,546)
Payments for acquisition of business	(66,729)	(3,707)
Proceeds from sale of property and equipment	1,992	3,247

Net cash used in investing activities	(132,941)	(85,006)

Cash flows from financing:
Proceeds from long-term debt	50,000	—
Payments of long-term debt	(16,649)	(14,722)
Net borrowings of short-term debt	8,200	2,300
Proceeds from exercise of stock options	1,847	1,975
Payments of cash dividends	(7,570)	(6,793)

Net cash provided by (used in) financing activities	35,828	(17,240)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended January 31,
	2007	2006
Cash flows of discontinued operations:
Operating cash flows	(86)	348
Investing cash flows	920	4,076

Net cash flows from discontinued operations	834	4,424

Net decrease in cash and cash equivalents	(42,534)	(25,100)
Cash and cash equivalents at beginning of the period	75,369	49,051

Cash and cash equivalents at end of the period	$32,835	23,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine Months Ended January 31,
	2007	2006
Cash paid during the year for:
Interest, net of amount capitalized	$9,223	8,916
Income taxes	28,014	34,879
Noncash investing and financing activities:
Property and equipment and goodwill acquired through installment purchases, capitalized lease obligations, or business acquisitions	11,560	28,287
Noncash operating and financing activities:
Increase in common stock and increase in income tax receivable due to tax benefits related to stock options	584	506

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2007, and the results of operations for the three and nine months ended January 31, 2007 and 2006, and changes in cash flows for the nine months ended January 31, 2007 and 2006. Certain reclassifications for prepaid phone cards and video rental commissions were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

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

Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Option prices for employees are not to be less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 626,664 shares were available for grant at January 31, 2007, and options for 813,200 shares (which expire between 2007 and 2016) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2007 Proxy Statement.

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

Information concerning the issuance of stock options is presented in the following table:

	Shares Price	2007 Weighted- Average Exercise
Outstanding at April 30, 2006	961,050	$15.29
Granted	14,000	22.36
Exercised	(139,850)	13.20
Forfeited	(22,000)	14.80

Outstanding at January 31, 2007	813,200	$15.79

Weighted average fair value of options granted during the nine-month period ended January 31, 2007		$9.25

At January 31, 2007, all outstanding options had an aggregate intrinsic value of $7,914 and a weighted average remaining contractual life of 5.9 years. The vested options totaled 582,200 shares with a weighted average exercise price of $13.85 per share and a weighted average remaining contractual life of 4.8 years. The aggregate intrinsic value for the vested options as of January 31, 2007, was $6,796. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2007, was $1,723, and the total fair value of shares vested during the nine months ended January 31, 2007, was $1,232.

The fair value of the 2007 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2006 options was $9.25. Significant assumptions include:

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

Total compensation costs recorded for the nine months ended January 31, 2007, were $455 for the stock option awards. No compensation costs related to stock options had been recorded for the nine months ended January 31, 2006. As of January 31, 2007, there was $968 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through 2011.

Prior to adopting FAS 123R, the Company applied APB Opinion 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options was recognized in the financial statements. Pursuant to the disclosure requirements of FAS 123R, pro forma net income and earnings per share for the three-month and nine-month periods ended January 31, 2006, are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods:

	Three Months Ended 1/31/06	Nine Months Ended 1/31/06
Net income, as reported	$6,953	50,038

Deducted amount
Total stock-based employee compensation expense determined by fair-value method for all awards, net of related tax effects	112	377

Pro forma net income	$6,841	49,661

Basic earnings per share
As reported	$0.14	0.99
Pro forma	$0.14	0.99

Diluted earnings per share
As reported	$0.14	0.99
Pro forma	$0.14	0.98

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to prior periods for discontinued operations determined in the current periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax gain (loss) as follows for the periods presented (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Total revenue	$1,170	3,135	6,010	12,694
Pretax gain (loss)	63	(989)	122	(1,510)

Included in the pretax gain (loss) on discontinued operations is a gain on disposal of $270 and a loss on disposal of $993 for the nine month periods ending January 31, 2007 and 2006, respectively, and a gain on disposal of $47 and a loss on disposal of $772 for the three-month periods ended January 31, 2007 and 2006, respectively. Included in property and equipment in the accompanying condensed consolidated balance sheets are $755 and $1,225 in assets held for sale as of January 31, 2007 and April 30, 2006, respectively.

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

Assets Acquired:
Inventories	$3,010
Prepaid expenses	132
Land	11,400
Building	12,250
Equipment	9,806
Leasehold Improvements	1,250

Total assets	37,848

Liabilities Assumed:
Accrued expenses	(338)

Total liabilities	(338)

Net tangible assets acquired, net of cash	37,510
Goodwill	29,149
Other intangible assets	70

Total consideration paid, net of cash acquired	$66,729

As of January 31, 2007, the entire purchase price of $66,729 has been paid in full. The Company also assumed leases of the real estate comprising eleven (11) of the stores. The leases vary in the amount of rent to be paid, the length of the term and the options available to the Company. The Company has capitalized five (5) of these leases with an aggregate present value of $8,383 that is included in Property and Equipment and Long-Term Debt. The remaining six (6) leases are being treated as operating leases.

The results of operations of the HandiMart stores from the dates of acquisition through January 31, 2007 are included in the statement of earnings and statement of cash flows.

The following unaudited pro forma information presents a summary of our consolidated results of operations and the HandiMart convenience store chain as if the transaction occurred at the beginning of the fiscal years (amounts in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Total revenues	$922,961	840,773	3,120,528	2,758,265

Earnings from continuing operations	11,206	7,923	46,091	53,815
Gain (loss) on discontinued operations, net of taxes (tax benefit) of $25, ($386), $48, and ($589)	38	(603)	74	(921)
Cumulative effect of accounting change, net of tax benefit of $0, $0, $0, and $692	—	—	—	(1,083)

Net earnings	$11,244	7,320	46,165	51,811

Basic earnings per share
Earnings from continuing operations	$0.22	0.16	0.92	1.07
Loss on discontinued operations	—	(.01)	—	(.02)
Cumulative effect of accounting change	—	—	—	(.02)

Net earnings	$0.22	0.15	0.92	1.03

Diluted earnings per share
Earnings from continuing operations	$0.22	0.15	0.91	1.07
Loss on discontinued operations	—	(.01)	—	(.02)
Cumulative effect of accounting change	—	—	—	(.02)

Net earnings	$0.22	0.14	0.91	1.03

7.	On September 29, 2006, the Company authorized the issuance of $100,000 aggregate principal amount of its 5.72% Senior Notes consisting of $50,000 Series A, due September 30, 2019, and $50,000 Series B, due March 30, 2020. The Company received the $50,000 Series A proceeds on September 29, 2006, and will receive the additional $50,000 Series B proceeds on March 30, 2007. Interest on the 5.72% Senior Notes, Series A and Series B, is payable on the 30th day of March and September in each year, at the rate of 5.72% per annum. Principal prepayments commence on September 30, 2012 and March 30, 2013 for Series A and Series B, respectively. The Company may prepay the 5.72% Senior Notes, Series A and B, in whole or in part at any time in an amount not less than $2,000 in the case of a partial prepayment at a redemption price calculated in accordance with the Note Purchase Agreement dated as of September 29, 2006 between the Company and the purchasers of the 5.72% Senior Notes.

8.	The Company is named as a defendant in five (5) lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy and violation of the duty of good faith and fair dealing, and several seek injunction relief and punitive damages. These actions are part of a number of similar lawsuits that have been filed in recent weeks in different states against a wide range of defendants that produce, refine, distribute and/or market gasoline products in the United States.

Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously. While the outcome of any pending litigation cannot be predicted, management does not believe that the pending litigation will have a material adverse affect on the Company’s business or its financial position. The outcome of litigation is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

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

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store,” “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On January 31, 2007, there were a total of 1,462 Casey’s General Stores in operation, of which 1,444 were owned by the Company and 18 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

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

At January 31, 2007, the Company owned the land at 1,358 locations and the buildings at 1,369 locations, and leased the land at 86 locations and the buildings at 75 locations. The Company treats all operating leases on a straight line basis.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company values the locations addressed above based on their expected resale value. The impairment charges are reported as a component of operating expenses when they occur.

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006 (Dollars and Amounts in Thousands)

Three months ended 1/31/07	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$647,714	202,499	66,966	5,607	$922,786
Gross profit	32,256	62,312	41,561	3,635	139,764
Margin	5.0%	30.8%	62.1%	64.8%	15.1%

Gasoline Gallons	306,716

Three months ended 1/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$561,218	175,655	56,167	5,074	$798,114
Gross profit	24,588	54,925	35,130	3,231	117,874
Margin	4.4%	31.3%	62.5%	63.7%	14.8%

Gasoline Gallons	267,562

Net sales for the third quarter of fiscal 2007 increased by $124,672 (15.6%) over the comparable period in fiscal 2006. Retail gasoline sales increased by $86,496 (15.4%) as the number of gallons sold increased by 39,154 (14.6%) while the average retail price per gallon increased 0.7%. During this same period, retail sales of grocery and general merchandise increased by $26,844 (15.3%) and prepared food and fountain sales increased by $10,799 (19.2%), due to the addition of 71 new Company Stores, the introduction of new products, and selective price increases.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These sales increased $533 (10.5%) for the third quarter of fiscal 2007 primarily due to the increase in lottery and prepaid phone card commissions. The gross profit margin also increased $404 (12.5%) primarily due to the increase in lottery commissions of $675 (57.3%) and prepaid phone card commissions of $178 (72.2%) from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 84.9% for the third quarter of fiscal

2007, compared to 85.2% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 5%) during the third quarter of fiscal 2007 from the third quarter of the prior year (4.4%). The gross profit margin per gallon also increased (to $.1052) in the third quarter of fiscal 2007 from the comparable period in the prior year ($.0919). The gross profits on retail sales of grocery and general merchandise decreased (to 30.8%) from the comparable period in the prior year (31.3%), and the prepared food margin also decreased (to 62.1%) from the comparable period in the prior year (62.5%).

Operating expenses as a percentage of net sales were 11.2% for the third quarter of fiscal 2007 compared to 11.3% for the comparable period in the prior year. The slight decrease in operating expenses as a percentage of net sales was caused primarily by a slight increase in the average retail price per gallon of gasoline sold. Operating expenses increased 14.7% in the third quarter of 2007 from the comparable period in the prior year, primarily due to a 25.7% increase in bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores.

Net earnings increased by $4,291 (61.7%). The increase in net earnings was attributable primarily to the increases in the gross profit margins per gallon of gasoline sold.

Nine Months Ended January 31, 2007 Compared to Nine Months Ended January 31, 2006 (Dollars and Amounts in Thousands)

Nine months ended 1/31/07	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$2,168,513	645,781	201,933	16,408	$3,032,635
Gross profit	89,366	206,035	125,525	10,025	430,951
Margin	4.1%	31.9%	62.2%	61.1%	14.2%

Gasoline Gallons	901,459

Nine months ended 1/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$1,849,055	586,160	171,577	12,511	$2,619,303
Gross profit	97,457	189,388	109,323	6,412	402,580
Margin	5.3%	32.3%	63.7%	51.3%	15.4%

Gasoline Gallons	830,808

Net sales for the first nine months of fiscal 2007 increased by $413,332 (15.8%) over the comparable period in fiscal 2006. Retail gasoline sales increased by $319,458 (17.3%) as the number of gallons sold increased by 70,651 (8.5%) while the average retail price per gallon increased 8.1%. During this same period, retail sales of grocery and general merchandise increased by $59,621 (10.2%) and prepared food and fountain sales increased by $30,356 (17.7%), due to the addition of 71 new Company stores, the introduction of new products, and selective price increases.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These sales increased $3,897 (31.1%) during the first nine months of fiscal 2007 primarily due to the increase in lottery and prepaid phone card commissions. The gross profit margin also increased $3,613 (56.3%) primarily due to the increase in lottery commissions of $1,792 (60.8%) and prepaid phone card commissions of $654 (112.5%) from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 85.8% for the first nine months of fiscal 2007, compared to 84.6% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 4.1%) during the first nine months of fiscal 2007 from the comparable period in the prior year (5.3%). The gross profit margin per gallon also decreased (to $.0991) during the first nine months of fiscal 2007 from the comparable period in the prior year ($.1173). Although the Company achieved above average gross profit margins per gallon during the nine months ended January 31, 2006, management expects market conditions to return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise decreased (to 31.9%) from the comparable period in the prior year (32.3%), and the prepared food margin also decreased (to 62.2%) from the comparable period in the prior year (63.7%).

Operating expenses as a percentage of net sales were 10.1% for the first nine months of fiscal 2007 compared to 10.4% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 11.9% during the first nine months of 2007 from the comparable period in the prior year, primarily due to a 30.2% increase in bank fees resulting from customers’ greater use of credit cards, and the larger number of corporate stores.

Net earnings decreased by $4,721 (9.4%). The decrease in net earnings was attributable primarily to the decrease in the gross profit margin per gallon of gasoline sold, and the decreases in the gross profit margins of grocery and other merchandise and prepared food and fountain.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.

Inventory. Inventories which consist of merchandise and gasoline, are stated at the lower of cost or market. For gasoline, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method applied to inventory values determined primarily by the FIFO method for warehouse inventories and the retail inventory method (RIM) for store inventories, except for cigarettes, beer, pop and prepared foods, which are valued at cost. RIM is an averaging method widely used in the retail industry because of its practicality.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2007, the Company’s ratio of current assets to current liabilities was .74 to 1. The ratio at January 31, 2006 and April 30, 2006 was .70 to 1 and .79 to 1, respectively. Management believes that the Company’s current bank line of credit of $50,000 ($8,200 outstanding at January 31, 2007), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations decreased $18,977 (26.1%) during the nine months ended January 31, 2007 from the comparable period in the prior year, primarily as a result of lower net earnings from continuing operations and a large decrease in accounts payable due to the lower cost per gallon of gasoline. Cash used in investing during the nine months ended January 31, 2007 increased due to the acquisition of the HandiMart stores. Cash provided by financing increased, primarily due to the proceeds from long-term debt and short-term borrowings.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2007, the Company expended $134,933 for property and equipment and goodwill, primarily for the construction, acquisition and remodeling of Company stores including the HandiMart acquisition, compared to $88,253 for the comparable period in the prior year. The Company anticipates expending approximately $160,000 in fiscal 2007 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of January 31, 2007, the Company had long-term debt of $155,007, consisting of $50,000 in principal amount of 5.72% Senior Notes, Series A, $30,000 in principal amount of 7.38% Senior Notes, $28,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $34,286 in principal amount of 7.89% Senior Notes, Series A, $3,317 of mortgage notes payable, and $9,404 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2006:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs. The Company currently has 3,098 USTs, of which 2,604 are fiberglass and 494 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2006 and 2005, the Company spent approximately $1,519 and $1,414, respectively, for assessments and remediation. During the nine months ended January 31, 2007, the Company expended approximately $984 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2007, approximately $9,872 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at January 31, 2007 of approximately $356 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of January 31, 2007 would have an immaterial effect on the Company’s pretax earnings.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is named as a defendant in five (5) lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy and violation of the duty of good faith and fair dealing, and several seek injunction relief and punitive damages. These actions are part of a number of similar lawsuits that have been filed in recent weeks in different states against a wide range of defendants that produce, refine, distribute and/or market gasoline products in the United States.

The Company is supporting efforts in the actions in which it is a defendant to consolidate the different actions under the multidistrict litigation procedures available under federal law, for rulings by a single court on discovery matters, various pre-trial motions and class certification issues. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

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

CASEY’S GENERAL STORES, INC.

Date: March 8, 2007	By:	/s/ William J. Walljasper
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