Form 10-K
period 2007-04-30
CASEYS GENERAL STORES INC
filed 2007-06-29
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2007

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

COMMON STOCK

(Title of Class)

COMMON SHARE PURCHASE RIGHTS

(Title of Class)

Securities Registered pursuant to Section 12(g) of the Act

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

Large accelerated filer  ☒    Accelerated filer  ☐Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 14, 2007, computed by reference to the closing sales price ($24.27 per share) as quoted on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (October 31, 2006), was $1,150,322,812.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 14, 2007
Common Stock, no par value per share	50,613,712 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

1. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on September 14, 2007 (Item 5 of Part II and Items 10, 11, 12, 13, and 15 of Part III).

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. and its wholly owned subsidiaries (the Company/Casey’s/we) operate convenience stores under the name “Casey’s General Store” in 9 Midwest states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2007, there were a total of 1,463 Casey’s General Stores in operation, of which 1,448 were operated by the Company (Corporate Stores) and 15 stores were operated by franchisees (Franchise Stores). There were 8 Corporate Stores newly constructed and 52 acquired stores opened in fiscal 2007. There were no Franchise Stores newly opened in fiscal 2007. We operate a central warehouse, Casey’s distribution center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to Corporate and Franchise Stores.

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

Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100) was incorporated in Iowa in 1967. Two of our subsidiaries, Casey’s Marketing Company (Marketing Company) and Casey’s Services Company (Services Company), also operate from the corporate headquarters facility and were incorporated in Iowa in March 1995. A third subsidiary, Casey’s Retail Company, was incorporated in Iowa in 2004 and also operates from these facilities.

The Company’s Internet address is www.caseys.com. Each year we make available through our Web site current reports on Form 8-K, quarterly reports on Form 10-K, our annual report on Form 10-K, and amendments to those reports free of charge as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. Additionally, you can go to our Web site to read our Financial Code of Ethics and Code of Conduct; we intend to post disclosure of any waivers to the Codes to the extent such disclosure is legally required.

General

Casey’s General Stores seek to meet the needs of residents of small towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. We have succeeded at operating Casey’s General Stores in small towns by offering, at competitive prices, a broader selection of products than does a typical convenience store.

In each of the past two fiscal years, we derived over 97% of its gross profits from retail sales by Corporate Stores. We also derived income from continuing monthly royalties based on sales by Franchise Stores; wholesale sales to Franchise Stores; sign and façade rental fees; and the provision of certain maintenance, transportation, and construction services to our franchisees. Our sales historically have been strongest during the first and second fiscal quarters (May through October) and relatively weaker during the third and fourth. In warmer weather, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice.

Corporate Subsidiaries

The Marketing Company and the Services Company were organized as Iowa corporations in March 1995, and both are wholly owned subsidiaries of Casey’s. Casey’s Retail Company was organized as an Iowa corporation in April 2004 and is also a wholly owned subsidiary of Casey’s.

Casey’s Retail Company operates Corporate Stores in Illinois, Kansas, Minnesota, Nebraska, and South Dakota; it also holds the rights to the Casey’s trademark and trade name and serves as franchisor in connection with the operation of Franchise Stores. The Marketing Company owns and has responsibility for the operation of Corporate Stores in Iowa, Missouri, Wisconsin, and Indiana. The Marketing Company also has responsibility for all of our wholesale operations, including the distribution center. The Services Company provides a variety of construction and transportation services for all Corporate Stores.

First Heartland Captive Insurance Company (First Heartland) was incorporated in April 2004 in Arizona and was a wholly owned subsidiary of Casey’s until being dissolved December 2006. First Heartland operated as a single-parent deductible reimbursement captive insurance company based in Phoenix, Arizona. First Heartland provided general liability, automobile liability, and workers’ compensation insurance coverages to the Retail Company, the Marketing Company, and the Services Company.

Store Operations

Products Offered

Each Casey’s General Store typically carries over 3,000 food and nonfood items. The products offered are those normally found in a supermarket, except that the stores do not sell produce or fresh meats and selection is generally limited to one or two well-known brands of each item stocked. Most of our staple foodstuffs are nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 88% of the stores offer beer. Our nonfood items include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, and automotive products.

All Casey’s General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol generally are sold under the Casey’s name, although some Franchise Stores sell gasoline under a major oil company brand.

It is our policy to experiment with additions to the Company’s product line, especially products with higher gross profit margins. As a result, we had added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in most Corporate Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2007, the Company was selling donuts prepared on store premises in approximately 98% of its stores in addition to cookies, brownies, Danish rolls, cinnamon rolls, and muffins. The Company installs donut-making facilities in all newly constructed stores.

We began marketing made-from-scratch pizza in 1984, expanding its availability to 1,381 Corporate Stores (95%) as of April 30, 2007. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, sub sandwiches, pizza bites, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, hot dogs, and potato cheese bites.

The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nongasoline items have generated about 30% of our retail sales, but they have resulted in approximately 75% of our gross profits from retail sales. Gross profit margins on prepared food items averaged approximately 62% during the same thirty-six months-significantly higher than the gross profit margin on retail sales of gasoline, which averaged approximately 5%.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. During the fiscal year ended April 30, 2007, the aggregate investment in land, building, equipment, and initial inventory for a typical newly constructed Corporate Store averaged approximately $1.4 million. The standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The current store design measures 40 feet by 68 feet with approximately 1,300 square feet devoted to sales area, 500 square feet to kitchen space, and 500 square feet to storage and 2 large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes 3 or 4 islands of gasoline dispensers and storage tanks with capacity for 24,000 to 36,000 gallons of gasoline. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow pylon sign and façade, both of which display Casey’s name and service mark.

All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. Most store locations are open from 6:00 a.m. to 11:00 p.m., although hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. We require that all stores maintain a bright, clean interior and provide prompt checkout service. It is our policy not to permit the installation of electronic games or sale of adult magazines on store premises.

Store Locations

The Company traditionally has located its stores in small towns not served by national-chain convenience stores. Management believes that a Casey’s General Store provides a service not otherwise available in small towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Where there is no competing store, we can often operate profitably at a highway location in a community with a population of as few as 500.

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings. Approximately 72% of Casey’s net sales for the year ended April 30, 2007 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Corporate Stores for the three fiscal years ended April 30, 2007:

	Year ended April 30,
	2007	2006	2005
Number of gallons sold	1,193,554,420	1,093,574,969	1,009,936,695

Total retail gasoline sales	2,881,054,152	2,478,733,751	1,858,094,798

Percentage of net sales	71.6%	71.0%	66.7%

Gross profit percentage	4.3%	5.1%	5.9%

Average retail price per gallon	$2.41	$2.27	$1.84

Average gross profit margin per gallon	10.40 ¢	11.47 ¢	10.78 ¢

Average number of gallons sold per Corporate Store*	821,057	806,221	781,930

*	Includes only those stores in operation at least one full year before commencement of the periods indicated.

Retail prices of gasoline increased during the year ended April 30, 2007. The total number of gallons we sold during this period also increased, primarily because of the higher number of Corporate Stores in operation and our efforts to price our retail gasoline to compete in local market areas. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

Distribution and Wholesale Arrangements

The Marketing Company supplies all Corporate Stores and all Franchise Stores with groceries, food, health and beauty aids, and general merchandise from our distribution center. The stores place orders for merchandise through a telecommunications link-up to the computer at our headquarters in Ankeny, and we fill the orders with weekly shipments in Company-owned delivery trucks. The Marketing Company charges Franchise Stores processing and shipping fees for each order our distribution center fills. All of our existing and proposed stores are within the distribution center’s optimum efficiency range-a radius of approximately 500 miles.

The Marketing Company’s only wholesale sales are to Franchise Stores, to which it sells groceries; prepared sandwiches; ingredients and supplies for donuts, sandwiches, and pizza; health and beauty aids; general merchandise; and gasoline. Although we derive income from this activity, we provide these products, particularly gasoline, at narrow profit margins to promote competitiveness and increase sales to Franchise Stores.

In fiscal 2007, we purchased directly from manufacturers approximately 90% of the food and nonfood items sold from our distribution center. It is our practice, with few exceptions, not to contract with any of the suppliers of products sold by Casey’s General Stores. We believe the practice is customary in the industry and enables us to respond flexibly to changing market conditions.

Franchise Operations

We have been franchising Casey’s General Stores since 1970. In addition to generating income, franchising historically enabled us to obtain desirable store locations from owners who preferred to become franchisees rather than to sell or lease their locations. Franchising also enabled us to expand our system of stores at a faster rate, thereby achieving operating efficiencies in our warehouse and distribution system as well as stronger identification in our marketing territory. As the Company has grown and strengthened its financial resources, franchising has become less advantageous for us. In recent years we have acquired a number of Franchise Stores through lease or purchase. As of April 30, 2007, there were a total of 11 franchisees operating 15 Franchise Stores.

All franchisees currently pay us a royalty fee equal to 3% of gross receipts derived from total store sales excluding gasoline, subject to a minimum monthly royalty of $300. We currently assess a royalty fee of $0.018 per gallon on gasoline sales, although we have discretion to increase this amount to 3% of retail gasoline sales. In addition, franchisees pay Casey’s a sign and façade rental fee. The franchise agreements do not authorize us to establish the prices to be charged by franchisees. Further, except with respect to certain supplies and items provided in connection with the opening of each store, each franchisee has unlimited authority to purchase supplies and inventory from any supplier, provided the products meet our quality standards. Franchise agreements typically contain a noncompetition clause that restricts the franchisee’s ability to operate a convenience-style store in a specified area for a period of two or three years following termination of the agreement.

Personnel

On April 30, 2007, we had 6,954 full-time employees and 10,182 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

Competition

Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey’s General Stores. We believe our stores located in small towns compete principally with other local grocery and convenience stores; similar retail outlets; and, to a lesser extent, prepared food outlets, restaurants, and expanded gasoline stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, expanded gasoline stations, supermarkets, discount food stores, and traditional convenience stores. Convenience store chains competing in the larger towns served by Casey’s General Stores include 7-Eleven, Quik Trip, Kwik Trip, and regional chains. Some of the Company’s competitors have greater financial and other resources than we do. These competitive factors are discussed further in Item 7 of this Form 10-K.

Service Marks

The name “Casey’s General Store” and the service mark consisting of the Casey’s design logo (with the words “Casey’s General Store”) are our registered service marks under federal law. We believe these service marks are of material importance in promoting and advertising the Company’s business.

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Corporate Stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 3,088 USTs, 2,621 of which are fiberglass and 467 are steel, and believe that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners. In each of the years ended April 30, 2007 and 2006, we spent approximately $1,431,000 and $1,519,000, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2007, approximately $10,019,000 has been received from such programs since inception. The amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. At April 30, 2007, we had an accrued liability of approximately $336,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

The industry and geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, and mass merchants. In recent years, several nontraditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the gasoline retail business. These nontraditional gasoline retailers have obtained a significant share of the motor fuels market, and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer convenience products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities, and locations to remain competitive and attract customer traffic. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness, and safety.

The volatility of wholesale petroleum costs could adversely affect our operating results.

Over the past three fiscal years, our gasoline revenues accounted for approximately 70% of total revenue and our gasoline gross profit accounted for approximately 23% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of shortage, which could result from, among other things, lack of capacity at United States oil refineries or the absence of gasoline contracts that guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products could adversely affect consumer demand for gasoline. Volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our gasoline gallon volume, gasoline gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.

Wholesale cost increases of tobacco products could affect our operating results.

Sales of tobacco products have averaged approximately 9% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.6% of total gross profit for the same period. Significant increases in wholesale cigarette costs, tax increases on tobacco products, and national and local campaigns to discourage smoking in the United States may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic.

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

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2006 through April 30, 2007 we acquired 52 convenience stores. The transactions included the acquisition of 32 HandiMart stores and a truck stop operated under the name “Just Diesel” in eastern Iowa. We expect to continue pursuing acquisition opportunities.

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

Our business is subject to extensive governmental laws and regulations that include but are not limited to environmental and employment laws and regulations; legal restrictions on the sale of alcohol, tobacco, and lottery products; requirements related to minimum wage, working conditions, public accessibility, and citizenship. A violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.

Under various federal, state, and local laws, regulations, and ordinances, we may, as the owner/operator of our locations, be liable for the costs of removal or remediation of contamination at these or our former locations, whether or not we knew of, or were responsible for, the presence of such contamination. Failure to remediate such contamination properly may make us liable to third parties and adversely affect our ability to sell or lease such property.

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

Our articles of incorporation give the Company’s board of directors the authority to issue up to 1 million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining stockholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, thereby having a potentially adverse effect on the market price of our common stock. At present, we have no plans to issue any preferred stock.

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

We own our corporate headquarters and distribution center. Located on a 45-acre site in Ankeny, Iowa, these adjacent facilities and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. The original complex was completed in February 1990 and placed in full service at that time. We recently added 98,000 square feet to the distribution center, 20,000 square feet of office space, additional paving for truck parking, and necessary drainage and landscaping improvements.

On April 30, 2007, we owned the land at 1,367 locations and the buildings at 1,377 locations and leased the land at 81 locations and the buildings at 71 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

The Company is named as a defendant in five lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

These actions are part of a number of similar lawsuits that have been filed in recent weeks in at least 21 states against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases be transferred to the District of Kansas and assigned to the Honorable Kathryn H. Vratil for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. We do not believe the Company is liable to the defendants for the conduct complained of, and we intend to contest the matters vigorously.

On May 30, 2007, a complaint was filed against the Company in the United States District Court for the Northern District of Iowa by two former employees, in which the claim is made that Casey’s failed to properly pay overtime compensation properly to two or more of its assistant managers. Specifically, plaintiffs claim that the assistant managers were treated as nonexempt employees entitled to overtime pay, but that the Company did not properly record all hours worked and failed to pay the assistant managers overtime pay for all hours worked in excess of 40 per week. The action purports to be a collective action under the Fair Labor Standards Act (essentially equivalent to a class action) brought on behalf of all “persons who are currently or were employed during the three-year period immediately preceding the filing of [the] complaint as ‘Assistant Managers’ at any Casey’s General Store

operated by [the] Defendant (directly or through one of its wholly owned subsidiaries), who worked overtime during any given week within that period, and who have not filed a complaint to recover overtime wages.” The complaint seeks relief in the form of back wages owed all members of the class during the three-year period preceding the filing of the complaint, liquidated damages, attorneys fees, and costs. We do not believe the Company is liable to the plaintiffs for the conduct complained of, and we intend to contest the matter vigorously.

From time to time we are involved in other legal and administrative proceedings or investigations arising from the conduct of our business operations: including contractual disputes; environmental contamination or remediation issues; employment or personnel matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 50,592,212 shares of common stock outstanding at April 30, 2007 had a market value of $1.3 billion, and there were 2,551 shareholders of record.

Common Stock Market Prices

Calendar 2005	High	Low	Calendar 2006	High	Low	Calendar 2007	High	Low
Q1	$19.67	$15.98	Q1	$27.20	$22.02	Q1	$26.70	$23.49
Q2	20.86	16.53	Q2	25.57	20.15
Q3	23.25	19.33	Q3	25.99	21.01
Q4	26.09	20.19	Q4	26.00	21.19

Dividends

We began paying cash dividends during fiscal 1991.The dividends paid in fiscal 2007 totaled $0.20 per share. The dividends paid in fiscal 2006 totaled $0.18 per share. Historically, we recorded dividends at the time of payment, which typically followed by several weeks the date on which dividends were declared. On May 1, 2004, we began recording dividends as of the date of declaration. As a result, Company records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005. The Board of Directors recently declared a quarterly dividend of $0.065, payable August 15, 2007 to shareholders of record on August 1, 2007. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared during the calendar years 2005-07 were as follows:

Calendar 2005	Cash dividend declared	Calendar 2006	Cash dividend declared	Calendar 2007	Cash dividend declared
Q1	$0.04	Q1	$0.045	Q1	$0.05
Q2	0.045	Q2	0.05	Q2	0.065
Q3	0.045	Q3	0.05
Q4	0.045	Q4	0.05

	$0.175		$0.195

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Income Data

	Years ended April 30,
	2007	2006	2005	2004	2003
Net sales	$4,023,330	$3,491,795	$2,786,473	$2,310,034	$2,101,721
Franchise revenue	680	681	1,065	1,669	2,451

	4,024,010	3,492,476	2,787,538	2,311,703	2,104,172

Cost of goods sold	3,440,725	2,966,254	2,330,741	1,891,179	1,695,046
Operating expenses	410,459	361,857	327,009	303,929	283,865
Depreciation and amortization	63,895	56,898	51,685	47,923	45,697
Interest, net	11,184	8,896	10,739	12,398	13,030

Earnings from continuing operations before income taxes	97,747	98,571	67,364	56,274	66,534
Federal and state income taxes	34,205	35,353	24,905	18,217	25,234

Net earnings from continuing operations	63,542	63,218	42,459	38,057	41,300
Loss on discontinued operations, net of tax benefit	1,651	1,667	5,706	1,591	1,494
Cumulative effect of accounting change, net of tax benefit	—	1,083	—	—	—

Net earnings	$61,891	$60,468	$36,753	$36,466	$39,806

Basic
Earnings from continuing operations	$1.26	$1.25	$.84	$.76	$.83
Loss on discontinued operations	.03	.03	.11	.03	.03
Cumulative effect of accounting change, net of tax benefit	—	.02	—	—	—

Net earnings	$1.23	$1.20	$.73	$.73	$.80

Diluted
Earnings from continuing operations	$1.25	$1.24	$.84	$.76	$.83
Loss on discontinued operations	.03	.03	.11	.03	.03
Cumulative effect of accounting change, net of tax benefit	—	.02	—	—	—

Net earnings	$1.22	$1.19	$.73	$.73	$.80

Weighted average number of common shares outstanding—basic	50,468	50,310	50,115	49,876	49,643
Weighted average number of common shares outstanding—diluted	50,668	50,610	50,284	50,041	49,720
Dividends paid per common share	$0.20	$0.18	$0.195	$0.13	$0.10

Balance Sheet Data

	Years ended April 30,
	2007	2006	2005	2004	2003
Current assets	$240,825	$192,766	$143,140	$147,193	$118,624
Total assets	1,129,271	988,899	871,619	834,972	777,075
Current liabilities	234,267	245,056	170,837	146,226	117,666
Long-term debt	199,504	106,512	123,064	144,158	162,394
Shareholders’ equity	572,264	523,190	469,137	439,794	405,660

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.

Overview

We derive our revenue from retail sales of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, and nonfood products (including health and beauty aids, tobacco products, automotive products, and gasoline) by Corporate Stores and wholesale sales of certain merchandise and gasoline to Franchise Stores. The Company generates relatively minor revenues from continuing monthly royalties based on sales by Franchise Stores; sign and façade rental fees; and the provision of certain maintenance, transportation, and construction services to the Company’s franchisees. A typical store generally is not profitable in its first year of operation due to start-up costs and usually will attain representative levels of sales and profits during its third or fourth year of operation.

We measure performance using trend analysis and same-store comparisons on net sales and gross profit applied to the three business categories of our Corporate Stores: gasoline, grocery & other merchandise, and prepared food & fountain. Comparisons are also made on operating expenses. Fluctuations in operating expenses are compared with the increase or decrease in gross profit. Wages are the primary component of operating expenses, and we believe we have appropriately aligned store manager compensation with store performance.

Store growth is a corporate priority. We evaluate the location of third-party purchases and sites for new construction based on expected financial results and return on investment. We purchased 52 stores and built 8 in fiscal 2007.

Fiscal 2007 Compared with Fiscal 2006

Net sales for fiscal 2007 increased 15.2% to $4,023,330, primarily due to a 6.5% increase in gas prices, an increase in the number of gallons sold, an increase in same-store sales, and the net addition of 54 Corporate Stores. Retail gasoline sales for the fiscal year were $2,881,054, an increase of 16.2%, and gallons sold increased 9.1% to 1,193,554. Inside sales (grocery & other merchandise and prepared food & fountain) increased 12.6% to $1,120,084.

Cost of goods sold as a percentage of net sales was 85.5% for fiscal 2007 compared with 84.9% for the prior year. The increase was caused by a decrease in the gas margin to 4.3% in fiscal 2007 from 5.1% in fiscal 2006 due to the higher cost of gasoline. The grocery & other merchandise margin increased to 32.7% in fiscal 2007 from 32.2% in fiscal 2006 due to a one-time benefit of $4,800 related to cigarettes. The State of Iowa substantially increased the excise tax on cigarettes without implementing an inventory floor tax. Without the one time benefit, the margin would have been 32.1%. The prepared food & fountain margin decreased to 62% from 63% primarily due to our switch to a dual cola program.

Operating expenses increased 13.4% in fiscal 2007, driven by an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices and an increase in the number of Corporate Stores. Higher gasoline prices decreased the operating expense ratio to 10.2% of net sales in fiscal 2007 from 10.4% in the prior year.

Depreciation and amortization expense increased 12.3% to $63,895 in fiscal 2007 from $56,898 in fiscal 2006. The increase was due to capital expenditures made in fiscal 2007.

The effective tax rate decreased 0.9% to 35% in fiscal 2007 from 35.9% in fiscal 2006. The decrease in the effective tax rate was in part the result of the prior three years recovery of a permanent tax benefit related to deductions allowed for dividends paid into the Company’s 401(k) plan. A recurring annual tax benefit will be realized going forward. The rate also decreased due to a refined and slightly downward rate application to the total net deferred tax liabilities, and a decrease in the tax contingency reserve.

Net earnings from continuing operations increased to $63,542 in fiscal 2007 from $63,218 in fiscal 2006. The slight increase was due primarily to the increase in the number of gallons of gasoline sold, an increase in same-store sales from the prior year, and an increase in the average margin on grocery & other merchandise sales. These increases were partially offset by a decrease in the average margin on prepared food & fountain sales.

Fiscal 2007 discontinued operations resulted in a loss of $1,651 (net of $1,055 income tax benefit) compared with a loss of $1,667 (net of $1,065 income tax benefit) in fiscal 2006. Discontinued stores had total revenues of $23,052 and $29,728 and pretax operating losses of $688 and $1,170 for fiscal 2007 and 2006, respectively. Included were losses on disposal of $2,018 (net of $787 tax benefit) for the year ended April 30, 2007 and $1,562 (net of $609 tax benefit) for the year ended April 30, 2006. The losses on disposal for the years ended April 30, 2007 and 2006 included write-downs of stores to net realizable value as well as gains and losses on sales of stores.

Fiscal 2006 Compared with Fiscal 2005

Net sales for fiscal 2006 increased 25.3% to $3,491,795, primarily due to a 23.2% increase in gas prices and the net addition of 55 Corporate Stores. Retail gasoline sales for the fiscal year were $2,478,734, an increase of 33.4%, and gallons sold increased 8.3% to 1,093,575. Inside sales (grocery & other merchandise and prepared food & fountain) increased 9.7% to $995,999.

Cost of goods sold as a percentage of net sales was 84.9% for fiscal 2006 compared with 83.6% for the prior year. The increase was caused by a decrease in the gas margin to 5.1% in fiscal 2006 from 5.9% in fiscal 2005 due to the higher cost of gasoline. The grocery & other merchandise margin increased to 32.2% in fiscal 2006 from 31.1% in fiscal 2005 due to the enhancing of the point-of-sale technology. The prepared food & fountain margin increased to 63% from 60.4%, primarily due to the relatively low cost of cheese during much of the year and the addition of profitable new products.

Operating expenses increased 10.7% in fiscal 2006, driven by an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices and an increase in the number of Corporate Stores. Higher gasoline prices decreased the operating expense ratio to 10.4% of net sales in fiscal 2006 from 11.7% in the prior year.

Depreciation and amortization expense increased 10.1% to $56,898 in fiscal 2006 from $51,685 in fiscal 2005. The increase was due to capital expenditures made in fiscal 2006.

The effective tax rate decreased 1.1% to 35.9% in fiscal 2006 from 37.0% in fiscal 2005. The decrease in the effective tax rate is primarily the result of the valuation of deferred tax assets relating to state income tax depreciation and utilizable net operating losses, which exceeded an increase in the tax contingency reserve.

Net earnings from continuing operations increased to $63,218 in fiscal 2006 from $42,459 in fiscal 2005. The increase was due primarily to the increase in the average margin per gallon of gasoline sold (to 11.47¢) from the prior year (10.78¢) and the increase in average margin on both prepared food & fountain and grocery & other merchandise sales.

Discontinued operations for fiscal 2006 resulted in a loss of $1,667 (net of $1,065 income tax benefit) compared with a loss of $5,706 (net of $3,648 income tax benefit) for fiscal 2005. Discontinued stores had total revenues of $29,728 and $60,020 and pretax operating losses of $1,170 and $2,524 for fiscal 2006 and 2005, respectively. Included were losses on disposal of $1,562 (net of $609 tax benefit) for the year ended April 30, 2006 and $6,830 (net of $2,664 tax benefit) for the year ended April 30, 2005. The losses on disposal for the years ended April 30, 2006 and 2005 included write-downs of stores to net realizable value as well as gains and losses on sales of stores.

COMPANY NET SALES AND GROSS PROFITS

	Years ended April 30,
	2007	2006	2005
Net sales (1)
Gasoline	$2,881,054	$2,478,734	$1,858,095
Grocery & other merchandise	852,812	767,474	704,040
Prepared food & fountain	267,273	228,525	204,014
Other	22,191	17,062	20,324

	$4,023,330	$3,491,795	$2,786,473

Gross profits (2)
Gasoline	$124,094	$125,443	$108,897
Grocery & other merchandise	278,650	247,024	219,145
Prepared food & fountain	165,764	144,036	123,154
Other	14,097	9,038	4,536

	$582,605	$525,541	$455,732

INDIVIDUAL STORE COMPARISONS (3)
	Years ended April 30,
	2007	2006	2005
Corporate Stores
Average retail sales	$2,763	$2,568	$2,144
Average retail inside sales	778	742	706
Average gross profit on inside items	302	284	260
Average retail sales of gasoline	1,985	1,826	1,438
Average gross profit on gasoline (4)	84	91	83
Average operating income (5)	102	107	92
Average number of gallons sold	821	806	782
Franchise Stores
Average franchise revenue (6)	$38	$36	$35

(1)	Net sales exclude franchise revenue and charges to franchisees for certain maintenance, transportation, and construction services we provide.
(2)	Gross profits represent net sales less cost of goods sold. Gross profit is given before charge for depreciation and amortization.
(3)	Individual store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.
(4)	Retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be adversely affected by factors beyond our control, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on our earnings.
(5)	Average operating income represents retail sales less cost of goods sold, including cost of merchandise, financing costs, and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our payments to the Company’s benefit plans.
(6)	Average franchise revenue includes a royalty fee equal to 3% of gross receipts derived from store sales of nongasoline items, a royalty fee of $0.018 per gallon on gasoline sales, and sign and façade rental fees.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.

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

Vendor allowances include rebates and other funds received from vendors to promote their products. We often receive such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Rebates are recognized as reductions of inventory costs when purchases are made; reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.

Long-lived Assets

The Company periodically monitors underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally on a store-by-store basis. We had impairment charges of $1,475 in fiscal 2007, $600 in fiscal 2006, and $1,775 in fiscal 2005.

Self-insurance

We are primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. We increased our self-insurance reserve by $756 in fiscal 2007 and $1,096 in fiscal 2006.

Liquidity and Capital Resources

Due to the nature of our business, most sales are for cash; cash from operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2007, the Company’s ratio of current assets to current liabilities was 1.03 to 1. The ratio at April 30, 2006 and at April 30, 2005 was .79 to 1 and .84 to 1, respectively. We believe our current $50,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations decreased $36,477 (24.7%) in the year ended April 30, 2007, primarily because of a decrease in accounts payable and an increase in inventories. Accounts payable decreased primarily because there were only ten days of outstanding gasoline invoices at April 30, 2007. Since April 30, 2006 was a Sunday, there were twelve days of gasoline invoices outstanding on that date. Inventory increased primarily due to the increase in the cigarette excise taxes, the expanded distribution center capacity, and an increase in the number of Corporate Stores. Cash used in investing in the year ended April 30, 2007 rose $51,135 (50.9%) primarily due to the acquisition of a business. Cash flows from financing increased $96,968, primarily because of the proceeds from long-term debt.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in Corporate Stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2007, we expended $154,433 for property and equipment, primarily for the construction, acquisition, and remodeling of Corporate Stores compared with $104,449 in the prior year. In fiscal 2008, we anticipate expending approximately $135,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of Corporate Stores.

As of April 30, 2007, we had long-term debt of $199,504 consisting of $100,000 in principal amount of 5.72% senior notes, series A and B; $30,000 in principal amount of 7.38% senior notes; $23,000 in principal amount of senior notes, series A through series F, with interest rates ranging from 6.18% to 7.23%; $34,285 in principal amount of 7.89% senior notes, series A; $2,826 of mortgage notes payable; and $9,393 of capital lease obligations.

Interest on the 5.72% senior notes series A and series B is payable on the 30th day of each March and September. Principal of the senior notes series A and series B matures in various installments beginning September 30, 2012. We may prepay the 5.72% senior notes series A and series B in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated September 29, 2006 between the Company and the purchasers of the 5.72% senior notes series A and series B.

Interest on the 7.38% senior notes is payable on the 29th day of each June and December. Principal of the 7.38% senior notes matures in 21 semi-annual installments beginning December 29, 2010 with the remaining principal payable December 29, 2020 at the rate of 7.38% per annum. We may prepay the 7.38% notes in whole or in part at any time in an amount of not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated December 1, 1995 between the Company and the purchaser of the 7.38% notes.

Interest on the 6.18% to 7.23% senior notes series A through series F is payable on the 23rd day of each April and October. Principal of the 6.18% to 7.23% senior notes series A through series F matures in various installments beginning April 23, 2004. We may prepay the 6.18% to 7.23% senior notes series A through series F in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated April 15, 1999 between the Company and the purchasers of the 6.18% to 7.23% senior notes series A through series F.

Interest on the 7.89% series A senior notes is payable semi-annually the 15th day of May and November in each year commencing November 15, 2000. The 7.89% senior notes mature May 15, 2010 with prepayments of principal commencing on May 15, 2004 and each May 15 thereafter to and including May 15, 2009. The remaining principal is payable at maturity on May 15, 2010. We may at any time prepay the 7.89% senior notes in whole or in part in an amount not less than $2,000 at a redemption price calculated in accordance with the Note Purchase Agreement dated May 1, 2000 between the Company and the purchasers of the 7.89% senior notes.

To date, we have funded capital expenditures primarily from the proceeds of the sale of common stock, issuance of 6.25% convertible subordinated debentures (converted into shares of common stock in 1994), the previously described senior notes, a mortgage note and through funds generated from operations. Future capital required to finance operations, improvements, and the anticipated growth in the number of Corporate Stores is expected to come from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.

The table below presents our significant contractual obligations, including interest, at April 30, 2007:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$297,049	29,445	51,200	36,210	180,194
Mortgage notes	34,660	30,632	1,970	1,153	905
Capital lease obligations	19,444	1,264	2,142	949	15,089
Operating lease obligations	1,598	597	768	160	73

Total	$352,751	61,938	56,080	38,472	196,261

Included in mortgage notes payable in less than 1 year in the table above is $21,610 relating to the purchase of the Gas ‘N Shop stores that may be paid in future years. The seller has an option at any time to make an immediate sale of any or all of the stores or to lease any of the stores to us for a period of five years and an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price within forty-five days of notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the purchase of Gas ‘N Shop.

At April 30, 2007, we were partially self-insured for workers’ compensation claims in all 9 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $8,800 and $7,500 were issued and outstanding at April 30, 2007 and 2006, respectively, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

Forward-looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends, and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words believe, expect, anticipate, intend, estimate, project and similar expressions are intended to identify forward-looking statements. We caution you that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitations the factors described in this Form 10-K.

We ask you not to place undue reliance on such forward-looking statements because they speak only of our views as of the statement dates. Although we have attempted to list the important factors that presently affect the Company’s business and operating results, we further caution you that other factors may in the future prove to be important in affecting the Company’s results of operations. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

Competition

Our business is highly competitive and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in Corporate Stores. Many of the food (including prepared foods) and nonfood items similar or identical to those we sell are generally available from a variety of competitors in the communities served by Corporate Stores, and we compete with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants, and fast-food outlets (with respect to the sale of prepared foods). Sales of nongasoline items (particularly prepared food items) have contributed substantially to our gross profit on retail sales in recent years. Gasoline sales are intensely competitive. We compete for gasoline sales with both independent and national brand gasoline stations, other convenience store chains, and several nontraditional gasoline retailers such as supermarkets in specific markets. Some of these other gasoline retailers may have access to more favorable arrangements for gasoline supply than do we or the firms that supply our stores. Some of our competitors have greater financial, marketing, and other resources than we have and therefore may be able to respond better to changes in the economy and new opportunities within the industry.

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings, and retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be affected adversely by factors beyond our control, including the supply of gasoline available in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, increases in wholesale gasoline costs generally during a period, and price competition from other gasoline marketers. The market for crude oil and domestic wholesale petroleum products is volatile and is affected by general political conditions and instability in oil producing regions such as the Middle East and South America. The volatility of the wholesale gasoline market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on our operating results and financial conditions. These factors could materially affect gasoline gallon volume, gasoline gross profit, and overall customer traffic levels at Corporate Stores. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by Corporate Stores could have a material adverse effect on our earnings.

The Company purchases its gasoline from a variety of independent national and regional petroleum distributors. Although in recent years suppliers have not experienced any difficulties in obtaining sufficient amounts of gasoline to meet our needs, unanticipated national and international events could result in a reduction of gasoline supplies available for distribution. Any substantial curtailment in our gasoline supply would reduce gasoline sales. Further, we believe a significant amount of our business results from the patronage of customers primarily desiring to purchase gasoline; accordingly, reduced gasoline supplies could adversely affect the sale of nongasoline items. Such factors could have a material adverse impact on our earnings and operations.

Tobacco Products

Sales of tobacco products represent a significant portion of our revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products as well as national and local campaigns to discourage smoking in the United States could have an adverse effect on the demand for cigarettes sold by Corporate Stores. We attempt to pass price increases on to our customers, but competitive pressures in specific markets may prevent us from doing so. These factors could materially affect the retail price of cigarettes, the volume of cigarettes sold by Corporate Stores, and overall customer traffic.

Environmental Compliance Costs

The United States Environmental Protection Agency and several of the states in which we do business have adopted laws and regulations relating to underground storage tanks used for petroleum products. In the past, we have incurred substantial costs to comply with such regulations, and additional substantial costs may be necessary in the future. Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs. Any reimbursements received in respect to such costs typically are subject to statutory provisions requiring repayment of the reimbursed funds for any future noncompliance with upgrade provisions or other applicable laws. Although we regularly accrue expenses for the estimated costs related to future corrective action or remediation efforts, there can be no assurance that the accrued amounts will be sufficient to pay such costs or that we have identified all environmental liabilities at all of our current store locations. In addition, there can be no assurance that we will not incur substantial expenditures in the future for remediation of contamination or related claims that have not been discovered or asserted with respect to existing store locations or locations that we may acquire in the future, that we will not be subject to any claims for reimbursement of funds disbursed to us under the various state programs, and/or that additional regulations or amendments to existing regulations will not require additional expenditures beyond those presently anticipated.

Seasonality of Sales

Company sales generally are strongest during its first two fiscal quarters (May–October) and weakest during the third and fourth fiscal quarters (November–April). In the warmer months, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice. Difficult weather conditions (such as flooding, prolonged rain, or snowstorms) in any quarter, however, may adversely reduce sales at affected Corporate Stores and may have an adverse impact on our earnings for that period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2007 would have no material effect on pretax earnings.

We have used a variety of derivative instruments such as options and futures to hedge against the volatility of gasoline cost and are at risk for possible changes in the market value of these derivative instruments. It is anticipated that such risk would be mitigated by price changes in the underlying hedged items. Market risks associated with all of the Company’s derivative contracts are reviewed regularly by management. No derivative instruments were used during fiscal year 2007. See Note 1 to the Consolidated Financial Statements included in this Form 10-K for additional information concerning our prior use of such derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, Casey’s General Stores, Inc. changed its method of accounting for stock based compensation effective May 1, 2006, and changed its method of quantifying errors in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa

June 28, 2007

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Casey’s General Stores, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Casey’s General Stores, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2007, and our report dated June 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa

June 28, 2007

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$107,067	$75,369
Receivables	13,432	11,032
Inventories (Note 1)	109,702	96,255
Prepaid expenses (Note 6)	7,891	7,063
Income taxes receivable	2,733	3,047

Total current assets	240,825	192,766

Property and equipment, at cost
Land	233,887	211,910
Buildings and leasehold improvements	501,470	469,070
Machinery and equipment	620,620	577,209
Leasehold interest in property and equipment (Note 7)	15,452	6,924

	1,371,429	1,265,113
Less accumulated depreciation and amortization	538,121	490,288

Net property and equipment	833,308	774,825

Other assets, net of amortization (Note 1)	8,550	6,894
Goodwill	46,588	14,414

Total assets	$1,129,271	$988,899

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt (Note 3)	$47,566	$51,628
Accounts payable	134,375	146,121
Accrued expenses
Property taxes	13,097	11,418
Self-insurance	16,391	15,635
Other (Note 10)	22,838	20,254

Total current liabilities	234,267	245,056

Long-term debt, net of current maturities (Note 3)	199,504	106,512
Deferred income taxes (Note 6)	105,724	99,929
Deferred compensation (Note 8)	9,016	7,236
Other long-term liabilities	8,496	6,976

Total liabilities	557,007	465,709

Shareholders’ equity (Note 4)
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 50,592,212 and 50,368,662 shares issued and outstanding at April 30, 2007 and 2006, respectively	53,547	49,161
Retained earnings	518,717	474,029

Total shareholders’ equity	572,264	523,190

Total liabilities and shareholders’ equity	$1,129,271	$988,899

Commitments and contingencies (Notes 7, 9, and 10)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Years ended April 30,
	2007	2006	2005
Net sales	$4,023,330	$3,491,795	$2,786,473
Franchise revenue	680	681	1,065

	4,024,010	3,492,476	2,787,538

Cost of goods sold (exclusive of depreciation, shown separately below)	3,440,725	2,966,254	2,330,741
Operating expenses	410,459	361,857	327,009
Depreciation and amortization	63,895	56,898	51,685
Interest, net (Note 3)	11,184	8,896	10,739

	3,926,263	3,393,905	2,720,174

Earnings from continuing operations before income taxes	97,747	98,571	67,364
Federal and state income taxes	34,205	35,353	24,905

Net earnings from continuing operations	63,542	63,218	42,459
Loss on discontinued operations, net of tax benefit of $1,055, $1,065 and $3,648	1,651	1,667	5,706
Cumulative effect of accounting change, net of tax benefit of $692	—	1,083	—

Net earnings	$61,891	$60,468	$36,753

Basic
Earnings from continuing operations	$1.26	$1.25	$0.84
Loss on discontinued operations, net of tax benefit	0.03	0.03	0.11
Cumulative effect of accounting change	—	0.02	—

Net earnings per common share	$1.23	$1.20	$0.73

Diluted
Earnings from continuing operations	$1.25	$1.24	$0.84
Loss on discontinued operations, net of tax benefit	0.03	0.03	0.11
Cumulative effect of accounting change	—	0.02	—

Net earnings per common share	$1.22	$1.19	$0.73

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common stock	Retained earnings	Total
Balance at April 30, 2004	$44,155	$395,639	$439,794
Net earnings	—	36,753	36,753
Payment of dividends	—	(9,771)	(9,771)
Proceeds from exercise of stock options (173,950 shares)	1,893	—	1,893
Tax benefits related to nonqualified stock options (Note 3)	468	—	468

Balance at April 30, 2005	$46,516	$422,621	$469,137
Net earnings	—	60,468	60,468
Payment of dividends	—	(9,060)	(9,060)
Proceeds from exercise of stock options (178,850 shares)	2,139	—	2,139
Tax benefits related to nonqualified stock options (Note 3)	506	—	506

Balance at April 30, 2006	$49,161	$474,029	$523,190
Net earnings	—	61,891	61,891
Payment of dividends	—	(10,098)	(10,098)
Proceeds from exercise of stock options (223,550 shares)	2,941	—	2,941
Tax benefits related to nonqualified stock options (Note 3)	919	—	919
Stock based compensation	526	—	526
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, (Note 1)	—	(7,105)	(7,105)

Balance at April 30, 2007	$53,547	$518,717	$572,264

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2007	2006	2005
Cash flows from continuing operations
Net earnings from continuing operations	$63,542	$63,218	$42,459
Adjustments to reconcile net earnings to net cash provided by continuing operations
Cumulative effect of accounting change	—	(1,083)	—
Depreciation and amortization	63,895	56,898	51,685
Other amortization	482	1,871	—
Stock-based compensation	526	—	—
Loss on sale of property and equipment	3,076	1,757	3,041
Deferred income taxes	(406)	(2,110)	2,880
Changes in operating assets and liabilities, net of acquisitions
Receivables	(2,400)	(2,841)	(2,054)
Inventories	(10,437)	(20,863)	2,503
Prepaid expenses	(696)	(2,384)	1,813
Accounts payable	(11,746)	45,481	17,252
Accrued expenses	4,681	4,746	8,068
Income taxes receivable	1,233	3,386	5,423
Other, net	(418)	(267)	(3,507)

Net cash provided by continuing operations	111,332	147,809	129,563
Cash flows from investing
Purchase of property and equipment	(87,704)	(99,913)	(95,447)
Payments for acquisition of business	(66,729)	(4,536)	—
Proceeds from sales of property and equipment	2,764	3,915	2,452

Net cash used in investing activities	(151,669)	(100,534)	(92,995)
Cash flows from financing
Proceeds from long-term debt	100,000	—	—
Payments of long-term debt	(22,814)	(20,018)	(28,999)
Proceeds from exercise of stock options	2,941	2,139	1,893
Payments of cash dividends	(10,098)	(9,060)	(9,771)

Net cash provided by (used in) financing activities	70,029	(26,939)	(36,877)
Cash flows from discontinued operations
Operating cash flows	792	518	2,621
Investing cash flows	1,214	5,464	852

Net cash flows from discontinued operations	2,006	5,982	3,473

Net increase in cash and cash equivalents	31,698	26,318	3,164
Cash and cash equivalents at beginning of year	75,369	49,051	45,887

Cash and cash equivalents at end of year	$107,067	$75,369	$49,051

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the year for
Interest, net of amount capitalized	$12,417	$10,657	$11,811
Income taxes	31,271	32,995	11,303
Noncash investing and financing activities
Property & equipment and goodwill acquired through installment purchases or business acquisitions	11,744	27,458	7,197
Increase in common stock and increase in income taxes receivable due to tax benefits related to nonqualified stock options (Note 3)	919	506	468

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,463 convenience stores in 9 Midwest states. At April 30, 2007, the Company owned or leased 1,448 of these stores and 15 stores were owned or leased by franchisees. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2007 were distributed as follows: 72% gasoline, 21% grocery & other merchandise, and 7% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

Cash equivalents Cash equivalents consist of money market funds, corporate commercial paper securities, and various tax-exempt instruments. We consider all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents.

Inventories Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory (excluding cigarettes, beer, pop, and prepared foods, which are stated at cost) is determined by the retail method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. Below is a summary of the inventory values at April 30, 2007 and 2006:

	Fiscal 2007	Fiscal 2006
Gasoline	$46,577	$43,932
Merchandise	83,237	70,813
Merchandise LIFO reserve	(20,112)	(18,490)

Total inventory	109,702	$96,255

Goodwill SFAS No. 142 Goodwill and Other Intangible Assets requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be tested for impairment at least annually. As of April 30, 2007, there was $46,588 of goodwill, and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment.

Store closings and asset impairment The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins active marketing of the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The results of operations of certain stores are presented as discontinued operations in the accompanying consolidated statements of earnings in accordance with the provisions of SFAS No. 144, Accounting of the Impairment or Disposal of Long-Lived Assets. Any such store is presented in discontinued operations beginning in the quarter in which the asset qualifies as held for sale or is disposed of and no further involvement or benefit is expected upon disposal. Operating results of discontinued operations include related write-downs of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Included in the loss on discontinued operations were losses on disposal of $2,018 (net of $787 tax benefit) for the year ended April 30, 2007. Losses on disposal of $1,562 (net of $609 tax benefit) were recorded for the year ended April 30, 2006; losses on disposal of $6,830 (net of $2,664 tax benefit) were recorded for the year ended April 30, 2005. Assets held for sale at April 30, 2007 and 2006 were $2,900 and $1,225, respectively, and are included in net property & equipment.

The Company periodically monitors underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $1,475 in fiscal 2007, $600 in fiscal 2006, and $1,775 in fiscal 2005. Impairment charges are a component of operating expenses.

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

Excise taxes Excise taxes approximating $423,000, $377,000, and $365,000 collected from customers on retail gasoline sales are included in net sales for fiscal 2007, 2006, and 2005, respectively.

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

Revenue recognition The Company recognizes retail sales of gasoline, grocery & other merchandise, prepared food & fountain, and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees to franchisees, and rent for franchise façades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided.

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

Discontinued operations Sales from discontinued operations were $23,052, $29,728 and $60,020 for the years ended April 30, 2007, 2006, and 2005, respectively. Losses from discontinued operations were $2,706 for the year ended April 30, 2007, including a $2,018 pretax loss on disposal. Losses from discontinued operations were $2,732 and $9,354 for the years ended April 30, 2006 and 2005, respectively. Losses from discontinued operations were net of tax benefits of $1,055, $1,065, and $3,648 for the years ended April 30, 2007, 2006, and 2005, respectively.

The Company’s consolidated balance sheet as of April 30, 2007 included $2,900 in net property and equipment classified as assets held for sale; there were no related liabilities pertaining to discontinued operations. The Company’s consolidated balance sheet as of April 30, 2006 included $1,225 in net property and equipment and no related liabilities pertaining to discontinued operations.

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

There were no options or futures contracts during the year ended April 30, 2007 or 2006. At April 30, 2005, however, the Company had accumulated net hedging losses before income taxes of $929 on closed options and futures contracts. The amounts represented the fair value of the contracts as determined using various indices and dealer quotes. These derivative contracts were not linked to specific assets or liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and therefore did not qualify for hedge accounting. The contracts were carried at fair value with any changes in fair value recorded as part of cost of goods sold in the income statement.

Stock-based compensation Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share Based Payment using the “modified prospective” transition method. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with SFAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. The impact of net earnings as a result of the adoption of SFAS 123R was $526 in fiscal 2007.

Prior to May 1, 2006, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its incentive stock option plan; accordingly, the financial statements recognized no compensation cost for stock options issued at fair market value on the date of grant. The Company had elected the pro forma disclosure option of SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans prior to May 1, 2006. Had the Company determined compensation cost of its stock options based on the fair value at the grant date under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts shown in the following table:

	Years ended April 30,
	2006	2005
Net income as reported	$60,468	$36,753
Deducted amount
Total stock-based employee compensation expense determined by fair-value method for awards, net of related tax effects	458	302
Pro forma net income	$60,010	$36,451

Basic earnings per common share
As reported	$1.20	$0.73
Pro forma	$1.19	$0.73

Diluted earnings per common share
As reported	$1.19	$0.73
Pro forma	$1.19	$0.72

The weighted average fair value of the stock options granted during 2006 and 2005 was $6.06 and $4.36 per share, respectively, on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: 2006—expected dividend yield of 0.87%, risk-free interest rate of 4.04%, estimated volatility of 24%, and an expected life of 6.2 years; 2005—expected dividend yield of 0.95%, risk-free interest rate of 3.75%, estimated volatility of 24%, and an expected life of 5.8 years.

Recent Accounting Pronouncements In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). Issue No. 06-3 requires disclosure of either the gross or net presentation; and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. Issue No. 06-3 is effective for financial periods beginning after December 15, 2006. The Company has not changed its presentation of such taxes, and is providing the disclosure required by Issue No. 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008 and expects to reduce retained earnings by approximately $650 due to the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on the financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company adopted SAB No. 108 in the fourth quarter of fiscal 2007.

The transition provisions of SAB No. 108 permit adjustment for the cumulative effect on retained earnings of errors previously determined to be immaterial, but pursuant to the guidance in the SAB, would be considered material under the dual method. SAB No. 108 also requires that adjustment of any prior quarterly financial statements within the fiscal year of adoption be made for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.

Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements—the rollover approach and the iron curtain approach. The rollover approach, which is the approach Casey’s previously used, quantifies a misstatement on the basis of the amount of the error originating in the current-year income statement. Accordingly, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement on the basis of the effects of correcting the misstatement existing in the balance sheet at the end of the current year irrespective of the misstatement’s year(s) of origination. The primary weakness of the iron curtain approach is that it does not consider the correction of prior-year misstatements in the current year to be errors.

Using the rollover approach resulted in an accumulation of misstatements to Casey’s balance sheets that were deemed immaterial to the financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. The Company has elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted assets and liabilities as of the beginning of fiscal 2007 and recording an offsetting adjustment to the opening balance of retained earnings in fiscal 2007. Casey’s recorded a cumulative adjustment to decrease retained earnings by $7,105 for the adoption of SAB 108. The Company evaluated the impact of these adjustments on previous periods presented in its consolidated financial statements, individually and in the aggregate, under the rollover method and concluded that they were immaterial to those periods’ consolidated financial statements.

The following table presents a description of the individual adjustments included in the cumulative adjustment to retained earnings. These adjustments were identified by management in the normal course of performing internal control activities:

	Amount	Years Affected
Deferred tax liability	$6,201	1980s-2004
Net property and equipment	904	2002-2004

	$7,105

The deferred tax liability was understated primarily due to book vs. tax differences in depreciation and the recording of leases that were capitalized for book purposes and treated as operating for tax purposes.

The property and equipment was overstated primarily due to the treatment of store replacements. Prior to May 1, 2004, the fixed assets of the stores that were replaced were left on the fixed asset schedule and continued to be depreciated over their original lives. Beginning in fiscal 2005, the entire remaining book value of the fixed assets was recorded as depreciation expense at the time a store was replaced.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 159 to determine the impact, if any, on the financial statements.

Reclassifications Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. At April 30, 2006, unearned revenue of $1,360 was recorded as a reduction of receivables and is now included in other accrued expenses. The sales and cost of goods sold were reduced by $8,574 and $4,744, respectively, in fiscal 2006 and fiscal 2005 for prepaid phone card and video rental commissions that were previously recorded as gross rather than as net commissions.

2. BUSINESS ACQUISITIONS

On October 3 and October 4, 2006, the Company acquired the assets comprising the HandiMart convenience store chain that was owned by Nordstrom Oil Company and headquartered in Cedar Rapids, Iowa. The Company did not issue any stock for the transaction or acquire any stock of the selling company. The trade name HandiMart is included in the assets purchased. The chain acquired consisted of 32 HandiMart convenience stores and 1 truck stop operated under the name Just Diesel. The convenience stores will continue to operate under the Handimart name for the present, though all have been converted to the Company’s system of operation and Casey’s identifying signage is being incorporated into each of them. These stores were acquired to increase Casey’s market presence within Eastern Iowa.

The HandiMart stores were valued using a discounted cash flow model that was done on a location by location basis. The model projects future cash flows and calculates a return on investment after capital expenditures and the purchase price is determined using a targeted rate of return. The Company also engaged several third-party valuation experts to assist in assessing the fair market values of the tangible and intangible assets.

The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill.

Allocation of the purchase price of $66,729 is as follows:

Assets acquired
Inventories	$3,010
Prepaid expenses	132
Land	11,400
Building	12,250
Equipment	9,806
Leasehold improvements	1,250

Total assets	37,848

Liabilities assumed
Accrued expenses	(338)

Total liabilities	(338)

Net tangible assets acquired, net of cash	37,510
Goodwill	29,149
Other intangible assets	70

Total consideration paid, net of cash acquired	$66,729

As of April 30, 2007, the entire purchase price of $66,729 has been paid in full. The Company also assumed leases of the real estate comprising 11 of the stores. The leases vary in the amount of rent to be paid, the length of the term, and the options available to the Company. The Company has capitalized 5 of these leases with an aggregate present value of $8,383 that is included in leasehold interest in property and equipment and long-term debt. The remaining 6 leases are being treated as operating leases.

The results of operations of the HandiMart stores from the dates of acquisition through April 30, 2007 are included in the statement of earnings and statement of cash flows.

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations, including the HandiMart convenience store chain acquired in October of 2006 as if the transaction occurred at the beginning of the fiscal years (amounts in thousands, except per share data):

Year ended April 30,	2007	2006
Total revenues	$4,111,366	3,676,090
Earnings from continuing operations before gain or loss on discontinued operations and cumulative effect of accounting change	$64,413	65,433
Net earnings	$62,762	62,683
Earnings per share
Basic	$1.24	1.25
Diluted	$1.24	1.24

Commencing January 5, 2006, the Company purchased 51 Gas ‘N Shop (GNS) convenience stores from a single-owner, 66-store chain headquartered in Lincoln, NE. The stores were purchased to increase substantially the Company’s presence in Nebraska. The Company issued no Casey’s stock nor did it acquire any GNS stock as part of the transaction. The trade name Gas ‘N Shop was also acquired, but the stores not purchased in the transaction were allowed to operate under that name for two years or until their sale to another third party, whichever is sooner. The Company began rebranding the GNS stores to Casey’s General Stores immediately upon acquisition.

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

As of April 30, 2007, principal payments of $7,584 had been paid and the remaining $21,610 had been recorded in current maturities of long-term debt. The Asset Purchase Agreement allows the seller to make an immediate sale of any or all of the stores or to lease any of the stores to the Company for a period of five years and grants to the seller an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price within forty-five days of notice. As of April 30, 2007, 18 stores had been purchased under the agreement and 33 were still being leased. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. Lease payments of $1,309 and $345 were paid during the years ended April 30, 2007 and 2006, respectively, and were recorded as interest expense. Any remaining principal balance must be paid by January 2011.

The results of operations of the GNS stores from the date of acquisition through April 30, 2007 and 2006 are included in the statement of earnings and statement of cash flows. Disclosure of pro forma financial statements was considered inconsequential for the periods under audit.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $216,000 and $126,000, respectively, at April 30, 2007 and 2006.

Interest expense is net of interest income of $1,321, $1,308, and $649 for the years ended April 30, 2007, 2006, and 2005, respectively. Interest expense in the amount of $284, $398, and $323 was capitalized during the years ended April 30, 2007, 2006, and 2005, respectively.

The next table delineates the Company’s long-term debt at carrying value.

April 30,	2007	2006
Capitalized lease obligations discounted at 4.75% to 9.2% due in various monthly installments through 2048 (Note 7)	$10,109	$1,964

Mortgage notes payable due in various installments through 2012 with interest at 6% to 7%	33,247	37,033

7.38% senior notes due in 21 semi-annual installments beginning in December 2010	30,000	30,000

Senior notes due in various installments from 2004 through 2019 with interest at 6.18% to 7.23%	28,000	32,000

7.89% senior notes due in 7 annual installments beginning in May 2004	45,714	57,143

5.72% senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	100,000	—

	247,070	158,140

Less current maturities	47,566	51,628

	$199,504	$106,512

Various debt agreements contain certain operating and financial covenants. At April 30, 2007, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2007 and thereafter:

Years ended April 30,
2008	$47,566
2009	19,972
2010	11,767
2011	14,678
2012	4,499
Thereafter	148,588

$247,070

Included in current maturities for fiscal 2008 in the preceding tables is $21,610 relating to the purchase of the Gas ‘N Shop chain, which may be paid in future years. The seller has an option at any time to make an immediate sale of any or all of the stores or to lease any of the stores to the Company for a period of five years from the original acquisition date. The seller also has an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price within forty-five days of notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. See Note 2 for additional information regarding the purchase of Gas ‘N Shop.

4. PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock, none of which has been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock. Dividends paid totaled $0.20, $0.18, and $0.195 per share for the years ended April 30, 2007, 2006, and 2005, respectively. Historically, the Company recorded dividends at the time of payment, which typically followed by several weeks the date on which dividends were declared. On May 1, 2004, the Company began recording dividends as of the date of declaration. As a result, the Company’s records show two quarterly dividends paid in the first quarter of fiscal 2005, the first of which ($0.035) was for the fourth quarter of fiscal 2004 and the second of which ($0.04) was for the first quarter of fiscal 2005.

Common share purchase rights On June 14, 1989, the Board of Directors adopted the Shareholder Rights Plan, providing for the distribution of one common share purchase right for each share of common stock outstanding. The rights generally become exercisable ten days following a public announcement that 15% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent. The rights will expire on the earlier of June 14, 2009 or redemption by the Company. Certain terms of the rights are subject to adjustment to prevent dilution. Further description and terms of the rights are set forth in the amended Rights Agreement between the Company and UMB Bank, n.a., which serves as Rights Agent.

Stock option plans Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Options for 626,664 shares were available for grant at April 30, 2007, and options for 729,500 shares (which expire between 2007 and 2016) were outstanding. Any additional option share requirements in the future will require approval by the shareholders of the Company. Additional information is provided in the Company’s 2007 proxy statement.

On June 6, 2003, stock options totaling 307,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the employee. These awards vested on June 6, 2006; subsequent to adoption of FAS 123R, compensation expense was recognized ratably over the vesting period.

On July 5, 2005, stock options totaling 234,000 shares were granted to certain officers and key employees. These awards were also granted at no cost to the employee. These awards will vest on July 5, 2010, and compensation expense is currently being recognized ratably over the vesting period.

The 2000 Stock Option Plan grants employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan grants directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the twelve months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. The aggregate number of shares of Common Stock that may be granted pursuant to the Director Stock Plan may not exceed 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits, or other relevant capitalization changes.

The following table shows the stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price
Balance at April 30, 2004	1,079,350	$12.80
Granted	14,000	15.80
Exercised	(173,950)	10.89
Forfeited	(11,000)	14.08

Balance at April 30, 2005	908,400	$13.20
Granted	248,000	20.51
Exercised	(178,850)	11.96
Forfeited	(16,500)	14.46

Balance at April 30, 2006	961,050	$15.29
Granted	14,000	22.36
Exercised	(223,550)	13.16
Forfeited	(22,000)	14.80

Balance at April 30, 2007	729,500	$16.10

At April 30, 2007, all outstanding options had an aggregate intrinsic value of $6,602 and a weighted average remaining contractual life of 5.7 years. The vested options totaled 498,500 shares with a weighted average exercise price of $13.98 per share and a weighted average remaining contractual life of 4.5 years. The aggregate intrinsic value for the vested options as of April 30, 2007 was $5,569. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2007 was $2,681, and the total fair value of shares vested during the year ended April 30, 2007 was $1,232.

The fair value of the 2007 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2006 options was $9.25. The significant assumptions follow:

May 1, 2006
Risk-free interest rate	4.88%
Expected option life	8.75 years
Expected volatility	35%
Expected dividend yield	1.17%

The option term of each award granted was based upon historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of common stock. Expected dividend yield was based on expected dividend rate. Risk-free interest rate reflects the yield on the 8.75 year zero coupon U.S. Treasury.

Total compensation costs recorded for the year ended April 30, 2007 were $526 for the stock option awards. No compensation costs related to stock options had been recorded for the year ended April 30, 2006. As of April 30, 2007, there was $897 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options that are expected to be recognized ratably through 2011.

At April 30, 2007, the range of exercise prices was $11.20–$22.36 and the weighted average remaining contractual life of outstanding options was 5.7 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2007 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
$ 11.20 – 13.07	143,500	$11.78	3.5
14.08 – 15.80	329,000	14.45	4.7
17.64 – 22.36	257,000	20.63	8.2

	729,500

5. EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	2007	2006	2005
Basic
Earnings from continuing operations	$63,542	$63,218	$42,459
Loss on discontinued operations	1,651	1,667	5,706
Cumulative effect of accounting change	—	1,083	—

Net earnings	$61,891	$60,468	$36,753

Weighted average shares outstanding—basic	50,467,739	50,309,929	50,114,695

Earnings per common share from continuing operations	$1.26	$1.25	$.84
Loss per common share on discontinued operations	.03	.03	.11
Cumulative effect of accounting change	—	.02	—

Basic earnings per common share	$1.23	$1.20	$.73

Diluted
Earnings from continuing operations	$63,542	$63,218	$42,459
Loss on discontinued operations	1,651	1,667	5,706
Cumulative effect of accounting change	—	1,083	—

Net earnings	$61,891	$60,468	$36,753

Weighted-average shares outstanding—basic	50,467,739	50,309,929	50,114,695
Plus effect of stock options	200,159	300,335	169,488

Weighted-average shares outstanding—diluted	50,667,898	50,610,264	50,284,183

Earnings per common share from continuing operations	$1.25	$1.24	$.84
Loss per common share on discontinued operations	.03	.03	.11
Cumulative effect of accounting change	—	.02	—

Diluted earnings per common share	$1.22	$1.19	$.73

6. INCOME TAXES

Income tax expense attributable to earnings from continuing operations consisted of the following components:

	Years ended April 30,
	2007	2006	2005
Current tax expense
Federal	$31,917	$35,649	$15,402
State	2,788	3,641	2,192

	34,705	39,290	17,594
Deferred tax expense	(500)	(3,937)	7,311

Total income tax provision	$34,205	$35,353	$24,905

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Years ended April 30,
	2007	2006	2005
Deferred tax assets
Accrued liabilities	$7,414	$6,373	$5,047
Deferred compensation	3,589	3,073	2,551
Other	982	1,523	351

Total gross deferred tax assets	11,985	10,969	7,949

Valuation allowance	(186)	(184)	—

Net deferred tax assets	11,799	10,785	7,949

Deferred tax liabilities
Excess of tax over book depreciation	(109,146)	(103,094)	(104,754)
Other	(1,749)	(1,484)	(1,614)

Total gross deferred tax liabilities	(110,895)	(104,578)	(106,368)

Net deferred tax liability	$(99,096)	$(93,793)	$(98,419)

The deferred tax assets of $6,628 and $6,136 relating to accrued liabilities are current assets and are included with prepaid expenses as of April 30, 2007 and April 30, 2006, respectively. At April 30, 2007, the Company has net operating loss carryforwards for state income tax purposes of approximately $13,532, which are available to offset future taxable income. These net operating losses expire during the years 2015 through 2018.

The valuation allowance for deferred tax assets as of April 30, 2007 and 2006 was $186 and $184, respectively. The net change in the valuation allowance for the years ended April 30, 2007 and 2006 was an increase of $2 and $184, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. A valuation allowance has been established for a portion of the amount of net operating loss carryovers—state taxes as of April 30, 2007 due to the uncertainty of future recoverability. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforwards.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2007	2006	2005
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(0.8)	(0.7)	(0.9)
State income taxes, net of federal tax benefit	1.5	1.4	2.5
Other	(0.7)	0.2	0.4

	35.0%	35.9%	37.0%

The income tax benefit from discontinued operations was $1,055, $1,065, and $3,648 for the years ended April 30, 2007, 2006, and 2005, respectively. The income tax benefit from the cumulative effect of accounting change was $692 for the year ended April 30, 2007.

7. LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2007	2006
Real estate	$9,949	$2,929
Equipment	5,503	3,995

	15,452	6,924
Less accumulated amortization	7,114	6,113

	$8,338	$811

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2007:

Years ended April 30,	Capital leases	Operating leases
2008	$1,264	$597
2009	1,247	452
2010	896	316
2011	594	108
2012	356	52
Thereafter	15,089	73

Total minimum lease payments	19,446	$1,598

Less amount representing interest	9,337

Present value of net minimum lease payments	$10,109

The total rent expense under operating leases was $634 in 2007, $564 in 2006, and $598 in 2005.

8. BENEFIT PLANS

401(k) plan Effective April 30, 2003, the Company merged its former employee stock ownership plan with its defined contribution 401(k) plan (Plan). The Plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Expense for the Plan was approximately $2,456, $2,258, and $2,149 for the years ended April 30, 2007, 2006, and 2005, respectively.

On April 30, 2007, the Company had 6,954 full-time employees and 10,182 part-time employees, and 3,885 were participants in the Plan. As of that same date, 2,012,319 shares of common stock were held by the trustee of the Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the Plan are treated as outstanding in the computation of earnings per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 3 of its executive officers, 1 of whom retired April 30, 2003. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company is accruing the deferred compensation over the expected term of employment. The amount expensed in fiscal 2007, 2006, and 2005 was $763, $289, and $570, respectively.

9. COMMITMENTS

The Company has entered into employment agreements with 3 of its executive officers. The agreements provide that the 3 officers will receive aggregate base compensation of $1,500 per year exclusive of bonuses. These agreements also provide for certain payments in the case of death or disability of the officers. The Company also has entered into employment agreements with 12 other key employees, providing for certain payments in the event of termination following a change of control of the Company.

10. CONTINGENCIES

Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2007 and 2006 of approximately $336 and $200, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters The Company is a defendant in several lawsuits arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

The Company is named as a defendant in five lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; and several seek injunction relief and punitive damages. These actions are part of a number of similar lawsuits that have been filed in recent weeks in different states against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases be transferred to the District of Kansas and assigned to the Honorable Kathryn H. Vratil for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Management does not believe the Company is liable to the defendants for the conduct complained of and intends to contest the matters vigorously.

On May 30, 2007, a complaint was filed against the Company in the United States District Court for the Northern District of Iowa by two former employees against the Company, in which the claim is made that Casey’s failed to pay overtime compensation properly to two or more of its assistant managers. Specifically, plaintiffs claim that the assistant managers were treated as nonexempt employees entitled to overtime pay, but that the Company did not properly record all hours worked and failed to pay the assistant managers overtime pay for all hours worked in excess of 40 per week. The action purports to be a collective action under the Fair Labor Standards Act (essentially equivalent to a class action) brought on behalf of all “persons who are currently or were employed during the three-year period immediately preceding the filing of [the] complaint as ‘Assistant Managers’ at any Casey’s General Store operated by [the] Defendant (directly or through one of its wholly owned subsidiaries), who worked overtime during any given week within that period, and who have not filed a complaint to recover overtime wages.” The complaint seeks relief in the form of back wages owed all members of the class during the three-year period preceding the filing of the complaint, liquidated damages, attorney fees, and costs. Management does not believe the Company is liable to the plaintiffs for the conduct complained of and intends to contest the matter vigorously.

Other At April 30, 2007, the Company was partially self-insured for workers’ compensation claims in all 9 states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $8,800 and $7,500 were issued and outstanding at April 30, 2007 and 2006, respectively, on the insurance company’s behalf. The Company also has investments of approximately $211 in escrow as required by 1 state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2007 and 2006, the Company had $16,391 and $15,635, respectively, in accrued expenses for estimated claims relating to self-insurance.

11. QUARTERLY FINANCIAL DATA (Dollars in thousands) (Unaudited)

	Year ended April 30, 2007
	Q1	Q2	Q3	Q4	Year Total
Net sales
Gasoline	$799,480	714,810	645,062	721,702	2,881,054
Grocery & other merchandise	225,206	216,336	201,726	209,544	852,812
Prepared food & fountain	65,682	69,063	66,854	65,674	267,273
Other	5,226	5,568	5,597	5,800	22,191

	$1,095,594	1,005,777	919,239	1,002,720	4,023,330

Gross profit*
Gasoline	$28,545	28,492	32,148	34,909	124,094
Grocery & other merchandise	72,636	70,632	62,112	73,270	278,650
Prepared food & fountain	41,305	42,539	41,498	40,422	165,764
Other	2,867	3,515	3,627	4,088	14,097

	$145,353	145,178	139,385	152,689	582,605
Net earnings from continuing operations	$17,089	17,161	11,265	18,027	63,542
Loss (gain) on discontinued operations, net of tax benefit (taxes)	188	(11)	21	1,453	1,651

Net earnings	$16,901	17,172	11,244	16,574	61,891

Basic
Earnings from continuing operations	$0.34	0.34	0.22	0.36	1.26
Loss on discontinued operations	0.00	0.00	0.00	0.03	0.03

Net earnings per common share	$0.34	0.34	0.22	0.33	1.23

Diluted
Earnings from continuing operations	$0.33	0.34	0.22	0.36	1.25
Loss on discontinued operations	0.00	0.00	0.00	0.03	0.03

Net earnings per common share	$0.33	0.34	0.22	0.33	1.22

	Year ended April 30, 2006
	Q1	Q2	Q3	Q4	Year Total
Net sales
Gasoline	$582,091	700,140	558,827	637,676	2,478,734
Grocery & other merchandise	211,003	197,810	174,941	183,720	767,474
Prepared food & fountain	57,346	57,807	56,049	57,323	228,525
Other	3,584	3,847	5,088	4,543	17,062

	$854,024	959,604	794,905	883,262	3,491,795

Gross profit*
Gasoline	$33,724	38,900	24,543	28,276	125,443
Grocery & other merchandise	67,807	66,215	54,763	58,239	247,024
Prepared food & fountain	36,694	37,345	35,064	34,933	144,036
Other	1,490	1,685	3,241	2,622	9,038

	$139,715	144,145	117,611	124,070	525,541
Net earnings from continuing operations	$22,095	22,460	7,678	10,985	63,218
Loss on discontinued operations, net of tax benefit	120	267	725	555	1,667
Cumulative effect of accounting change, net of tax benefit	1,083	—	—	—	1,083

Net earnings	$20,892	22,193	6,953	10,430	60,468

Basic
Earnings from continuing operations	$0.44	0.45	0.15	0.22	1.25
Loss on discontinued operations	0.00	0.01	0.01	0.01	0.03

Cumulative effect of accounting change, net of tax benefit	0.02	—	—	—	0.02

Net earnings per common share	$0.42	0.44	0.14	0.21	1.20

Diluted
Earnings from continuing operations	$0.43	0.45	0.15	0.22	1.24
Loss on discontinued operations	0.00	0.01	0.01	0.01	0.03

Cumulative effect of accounting change, net of tax benefit	0.02	—	—	—	0.02

Net earnings per common share	$0.41	0.44	0.14	0.21	1.19

*	Gross profit is given before charge for depreciation and amortization.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures. On the basis of that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2007.

KPMG, LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears on page 25.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2007 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 14, 2007 are hereby incorporated by reference.

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

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2007 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 14, 2007 is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2007 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 14, 2007 are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2007 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 14, 2007 is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2007 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 14, 2007 is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

(1)	The following financial statements are included herewith:

Consolidated Balance Sheets, April 30, 2007 and 2006

Consolidated Statements of Income, Three Years Ended April 30, 2007

Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2007

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits
3.1(a)	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996)

3.2(a)	Restatement of Amended and Restated By-laws (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997) and Amendments thereto (incorporated by reference from the Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 1997 and July 31, 2000)

4.2	Rights Agreement between Casey’s General Stores, Inc. and UMB Bank, n.a. as Rights Agent, relating to Common Share Purchase Rights (incorporated herein by reference from the Registration Statement on Form 8-A filed June 19, 1989 (0-12788)) and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994, the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996)

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of $50,000,000 Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999)

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of $80,000,000 in principal amount of 7.89% Senior Notes, Series 2000-A, due May 15, 2010 (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000)

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of $100,000,000 in principal amount of 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006)

10.19*	Casey’s General Stores, Inc. 1991 Incentive Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (33-42907) filed September 23, 1991) and amendment thereto (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1994)

10.21(a)*	Amended and Restated Employment Agreement with Donald F. Lamberti (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)

10.22(a)*	Amended and Restated Employment Agreement with Ronald M. Lamb (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997), First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998) and Second Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)

10.24(a)*	Amended and Restated Employment Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997), First Amendment thereto (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001), Second Amendment thereto (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004), and Third Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)

10.27	Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed May 3, 2005)

10.28(a)	Promissory Note delivered to UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed October 4, 2005)

10.29	Form of “change of control” Employment Agreement (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997)

10.30*	Non-Qualified Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)

10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)

10.32*	Severance Agreement with Douglas K. Shull (incorporated by reference from the Current Report on Form 8-K filed July 28, 1998)

10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed July 6, 2005)

10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.37	Description of fiscal 2008 salary and bonus arrangements for Executive Officers (incorporated by reference from the Current Report on Form 8-K filed June 14, 2007)

10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC.
(Registrant)

Date June 28, 2007	By	/s/ Robert J. Myers
Robert J. Myers, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date June 28, 2007	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date June 28, 2007	By	/s/ Robert J. Myers
Robert J. Myers
President and Chief Executive Officer, Director

Date June 28, 2007	By	/s/ Ronald M. Lamb
Ronald M. Lamb
Chairman of the Board, Director

Date June 28, 2007	By	/s/ Donald F. Lamberti
Donald F. Lamberti
Director

Date June 28, 2007	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date June 28, 2007	By	/s/ John R. Fitzgibbon
John R. Fitzgibbon
Director

Date June 28, 2007	By	/s/ Johnny Danos
Johnny Danos
Director

Date June 28, 2007	By	/s/ Patricia Clare Sullivan
Patricia Clare Sullivan
Director

Date June 28, 2007	By	/s/ William C. Kimball
William C. Kimball
Director

Date June 28, 2007	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
10.38	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002