Form 10-Q
period 2007-07-31
CASEYS GENERAL STORES INC
filed 2007-09-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2007
Common Stock, no par value per share	50,654,462 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$131,913	107,067
Receivables	15,289	13,432
Inventories	116,397	109,702
Prepaid expenses	8,709	7,891
Income tax receivable	—	2,733

Total current assets	272,308	240,825

Other assets	8,600	8,550
Goodwill	46,758	46,588
Property and equipment, net of accumulated depreciation of $552,088 at July 31, 2007, and of $538,121 at April 30, 2007	838,602	833,308

	$1,166,268	1,129,271

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2007	April 30, 2007
Current liabilities:
Current maturities of long-term debt	$47,573	47,566
Accounts payable	133,091	134,375
Accrued expenses	60,224	52,326
Income taxes payable	11,966	—

Total current liabilities	252,854	234,267

Long-term debt, net of current maturities	187,440	199,504
Deferred income taxes	104,017	105,724
Deferred compensation	9,206	9,016
Other long-term liabilities	13,376	8,496

Total liabilities	566,893	557,007

Shareholders’ equity
Preferred stock, no par value	—	—
Common Stock, no par value	54,821	53,547
Retained earnings	544,554	518,717

Total shareholders’ equity	599,375	572,264

	$1,166,268	1,129,271

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2007	2006
Net sales	$1,279,177	1,095,594
Franchise revenue	165	189

	1,279,342	1,095,783

Cost of goods sold	1,090,993	950,242
Operating expenses	121,714	100,375
Depreciation and amortization	16,196	15,453
Interest, net	2,345	2,395

	1,231,248	1,068,465

Earnings from continuing operations before income taxes and loss on discontinued operations	48,094	27,318
Federal and state income taxes	18,143	10,229

Earnings from continuing operations before loss on discontinued operations	29,951	17,089
Loss on discontinued operations, net of tax benefit of $112 and $120	175	188

Net earnings	$29,776	16,901

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2007	2006
Basic
Earnings from continuing operations before loss on discontinued operations	$.59	.34
Loss on discontinued operations	—	—

Net earnings	$.59	.34

Diluted
Earnings from continuing operations before loss on discontinued operations	$.59	.33
Loss on discontinued operations	—	—

Net earnings	$.59	.33

Basic weighted average shares outstanding	50,628,712	50,392,662
Plus effect of stock options	217,143	267,485

Diluted weighted average shares outstanding	50,845,855	50,660,147

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2007	2006
Cash flows from operations:
Net earnings from continuing operations	$29,951	17,089
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,196	15,453
Other amortization	247	396
Stock based compensation	281	303
Loss on sale of property and equipment	918	237
Deferred income taxes	(1,707)	(694)
Changes in assets and liabilities:
Receivables	(1,857)	(373)
Inventories	(6,695)	(10,524)
Prepaid expenses	(818)	615
Accounts payable	(1,284)	(16,578)
Accrued expenses	7,898	(590)
Income taxes	18,925	10,587
Other, net	(16)	(178)

Net cash provided by operations	62,039	15,743

Cash flows from investing:
Purchase of property and equipment	(23,486)	(23,321)
Proceeds from sale of property and equipment	442	382

Net cash used in investing activities	(23,044)	(22,939)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2007	2006
Cash flows from financing:
Payment of long-term debt	(12,057)	(15,012)
Net borrowings of short-term debt	—	8,900
Proceeds from exercise of stock options	737	527
Payment of cash dividends	(3,292)	(2,520)

Net cash used in financing activities	(14,612)	(8,105)

Cash flows from discontinued operations
Operating cash flows	154	(65)
Investing cash flows	309	—

Net cash flows from discontinued operations	463	(65)

Net increase (decrease) in cash and cash equivalents	24,846	(15,366)
Cash and cash equivalents at beginning of the period	107,067	75,369

Cash and cash equivalents at end of the period	$131,913	60,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three Months Ended July 31,
	2007	2006
Cash paid (received) during the period for:
Interest, net of amount capitalized	$3,523	3,891
Income taxes	283	(518)

Noncash operating and financing activities:
Increase in common stock and decrease in income taxes payable due to tax benefits related to stock options	254	270

Noncash investing activities:
Remeasurement of income taxes upon adoption of FIN 48	(646)	—

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2007, the results of operations for the three months ended July 31, 2007 and 2006, and the cash flows for the three months ended July 31, 2007 and 2006. Certain reclassifications were made to balances for the prior year to conform to current year presentation. The Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported combined with operations.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, and prepared food at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in inventory cost and are recognized at the time the product is sold.

4.	Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Options for 366,664 shares were available for grant at July 31, 2007, and options for 930,750 shares (which expire between 2008 and 2017) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2007 Proxy Statement.

On June 25, 2007, stock options totaling 246,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the employee. These awards will vest on June 25, 2010 and compensation expense is currently being recognized ratably over the vesting period.

On July 5, 2005, stock options totaling 234,000 shares were granted to certain officers and key employees. These awards were also granted at no cost to the employee. These awards will vest on July 5, 2010 and compensation expense is currently being recognized ratably over the vesting period.

The 2000 Stock Option Plan grants employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan grants directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the 12 months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. On May 1, 2007, stock options totaling 14,000 shares were granted to the directors. The aggregate number of shares of Common Stock that may be granted pursuant to the Director Stock Plan may not exceed 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits or other relevant capitalization changes.

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	729,500	$16.10
Granted	260,000	26.77
Exercised	(57,250)	12.88
Forfeited	(1,500)	17.70

Outstanding at July 31, 2007	930,750	$19.28

Weighted average fair value of options granted during the three-month period ended July 31, 2007		$10.17

At July 31, 2007, all outstanding options had an aggregate intrinsic value of $5,752 and a weighted average remaining contractual life of 6.8 years. The vested options totaled 454,750 shares with a weighted average exercise price of $14.43 per share and a weighted average remaining contractual life of 4.6 years. The aggregate intrinsic value for the vested options as of July 31, 2007, was $4,775. The aggregate intrinsic value for the total of all options exercised during the quarter ended July 31, 2007, was $690, and the total fair value of shares vested during the quarter ended July 31, 2007, was $163.

The fair value of the 2007 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair values for the May 1, 2007 and the June 25, 2007 options were $11.65 and $10.09, respectively. Significant assumptions include:

	May 1, 2007	June 25, 2007
Risk-free interest rate	4.84%	4.65%
Expected option life	8.94 years	6.18 years
Expected volatility	37%	34%
Expected dividend yield	1.35%	1.15%

The option term of each award granted was based upon historical experience of employees’ and directors’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of common stock. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life. Total compensation costs recorded for the quarters ended July 31, 2007 and 2006, were $281 and $303, respectively, for the stock option awards. As of July 31, 2007, there was $3,261 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2011.

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. Any such store is presented in discontinued operations beginning in the quarter in which the asset qualifies as held for sale or is disposed of and no further involvement or benefit is expected upon disposal. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to discontinued operations of prior periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax loss as follows for the periods presented (in thousands):

	Three Months Ended July 31
	2007	2006
Total revenue	$5,283	7,456
Pretax loss	(287)	(308)

Included in the loss on discontinued operations is a loss on disposal of $239 for the three-month period ended July 31, 2007. There were no disposals during the three-month period ended July 31, 2006. Included in property and equipment in the accompanying condensed consolidated balance sheets are $2,275 and $2,900 in assets held for sale as of July 31, 2007 and April 30, 2007, respectively.

6.	On October 3 and October 4, 2006, the Company acquired the assets comprising the HandiMart convenience store chain that was owned by Nordstrom Oil Company and headquartered in Cedar Rapids, Iowa. The Company did not issue any stock for the transaction, nor acquire any stock of the selling company. The tradename HandiMart is included in the assets purchased. The chain acquired consisted of thirty-two (32) HandiMart convenience stores and one truckstop operated under the name Just Diesel. The convenience stores will continue to operate under the HandiMart name for the present, though all have been converted to the Company’s system of operation and Casey’s identifying signage is being incorporated into each of them. These stores were acquired to increase our market presence within eastern Iowa.

The results of operations of the HandiMart stores from the dates of acquisition through July 31, 2007 are included in the statement of earnings and statement of cash flows.

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations, including the HandiMart convenience store chain acquired in October of 2006 as if the transaction occurred at the beginning of the fiscal years (amounts in thousands, except per share data):

	Three Months Ended July 31,
	2007	2006
Total revenues	$1,279,342	1,152,003
Earnings from continuing operations before gain or loss on discontinued operations and cumulative effect of accounting change	$29,951	17,665
Net earnings	$29,776	17,477
Earnings per share
Basic	$.59	.35
Diluted	$.59	.35

7.	On September 29, 2006, the Company authorized the issuance of $100,000 aggregate principal amount of its 5.72% Senior Notes consisting of $50,000 Series A, due September 30, 2019, and $50,000 Series B, due March 30, 2020. The Company received the $50,000 Series A proceeds on September 29, 2006, and received the additional $50,000 Series B proceeds on March 30, 2007. Interest on the 5.72% Senior Notes, Series A and Series B, is payable on the 30th day of March and September in each year, at the rate of 5.72% per annum. Principal prepayments commence on September 30, 2012 and March 30, 2013 for Series A and Series B, respectively. The Company may prepay the 5.72% Senior Notes, Series A and B, in whole or in part at any time in an amount not less than $2,000 in the case of a partial prepayment at a redemption price calculated in accordance with the Note Purchase Agreement dated as of September 29, 2006 between the Company and the purchasers of the 5.72% Senior Notes.

8.	The Company is named as a defendant in five (5) lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy and violation of the duty of good faith and fair dealing, and several seek injunction relief and punitive damages. These actions are part of a number of similar lawsuits that have been filed in recent weeks in different states against a wide range of defendants that produce, refine, distribute and/or market gasoline products in the United States. The Federal Judicial Panel on Multidistrict Litigation recently assigned all of the pending cases to the United States District Court for the Eastern District of Kansas for rulings on discovery matters, various pre-trial motions and class certification issues applicable to all of the cases. All other proceedings, including discovery, have been stayed pending rulings on various motions and proposals now pending in that Court.

The Company also is named as defendant in an action brought under the Fair Labor Standards Act on behalf of two named plaintiffs individually and all persons who are or were employed during the three-year period immediately preceding May 31, 2007 as assistant managers at any store operated by the Company or one of its subsidiaries, who worked overtime during any given week within that period and have not filed individual complaint to recover uncompensated overtime wages. The Company has filed an answer denying the claims, as well as a motion for change of venue to the U.S. District Court for the Southern District of Iowa sitting in Des Moines, which was granted on August 30, 2007. Plaintiffs have asked the Court to conditionally certify the class so that the case may proceed as a collective action. The Company has resisted that request and has undertaken an internal investigation of matters bearing on the issue of whether class certification is appropriate.

In both of the above matters, management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously. While the outcome of any pending litigation cannot be predicted, management does not believe that the pending litigation will have a material adverse affect on the Company’s business or its financial position. The outcome of litigation is always uncertain, however, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

9.	In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”), which is an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Company was required to adopt the provisions of FIN 48, effective May 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037, as of May 1, 2007, the date of adoption. Of this amount, $3,286 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries. The Company does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next twelve months. The total amount of accrued interest and penalties for such unrecognized tax benefits was $130 as of May 1, 2007, the date of adoption. Interest and penalties related to income taxes are classified as income tax expense in our financial statements.

The statute of limitations for federal and states remains open for the years 2003 and forward.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a significant impact on the consolidated financial statements.

10.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the cautionary statement relating to Forward-Looking Statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2007. These interim consolidated condensed financial statements should be read in conjunction with that Cautionary Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On July 31, 2007, there were a total of 1,463 Casey’s General Stores in operation, of which 1,448 were owned by the Company and 15 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

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

At July 31, 2007, the Company owned the land at 1,368 locations and the buildings at 1,378 locations, and leased the land at 80 locations and the buildings at 70 locations. The Company treats all operating leases on a straight line basis.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not incur any impairment charges during the three-months ended July 31, 2007. The Company values the locations addressed above based on their expected resale value. The impairment charges are a component of operating expenses when they occur.

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006 (Dollars and Gallons in Thousands)

Three months ended 7/31/07	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$938,019	259,788	75,442	5,928	1,279,177
Gross profit	49,477	88,297	46,538	3,872	188,184
Margin	5.3%	34.0%	61.7%	65.3%	14.7%

Gasoline Gallons	313,385

Three months ended 7/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$799,480	225,206	65,682	5,226	1,095,594
Gross profit	28,545	72,636	41,305	2,866	145,352
Margin	3.6%	32.3%	62.9%	54.8%	13.3%

Gasoline Gallons	290,590

Net sales for the first quarter of fiscal 2008 increased by $183,583 (16.8%) over the comparable period in fiscal 2007. Retail gasoline sales increased by $138,539 (17.3%) as the number of gallons sold increased by 22,795 (7.8%) while the average retail price per gallon increased 8.7%. During this same period, retail sales of grocery and general merchandise increased by $34,582 (15.4%) while prepared food and fountain sales increased by $9,760 (14.9%) due to the addition of 45 new Company Stores and a greater number of stores in operation for at least three years.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone card, and video rental commissions received. These sales increased $702 (13.4%) for the first quarter of fiscal 2008 while the gross profit margin increased $1,006 (35.1%) primarily due to the increase in lottery commissions and prepaid phone card commissions from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 85.3% for the first quarter of fiscal 2008, compared to 86.7% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 5.3%) during the first quarter of fiscal 2008 from the first quarter of the prior year (3.6%). The gross profit margin per gallon also increased (to $.1579) in the first quarter of fiscal 2008 from the comparable period in the prior year ($.0982). Although the Company achieved above average gross profit margins per gallon for the first quarter of fiscal 2008, management expects market conditions to return to historical levels of 10 to 11 cents over the long term. The gross profits on retail sales of grocery and other merchandise increased (to 34%) from the comparable period in the prior year (32.3%), while the prepared food margin decreased (to 61.7%) from the comparable period in the prior year (62.9%). The decrease in the prepared food margin was caused by increased product costs primarily in the fountain and coffee areas.

Operating expenses as a percentage of net sales were 9.5% for the first quarter of fiscal 2008 compared to 9.2% for the comparable period in the prior year. Operating expenses increased 21.3% in the first quarter of 2008 from the comparable period in the prior year. Nearly 3% of this increase was related to additional incentive pay resulting from a more profitable quarter, and another 2% related to an increase in the number of large health insurance claims. The remaining portion of the increase was attributable to the addition of 45 more stores since the close of the comparable period in the prior year.

Net earnings increased by $12,875 (76.2%). The increase in net earnings was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold. However, the increase in net earnings was partially offset by the increases in operating expenses.

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

Long-lived Assets. The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company did not incur any impairment charges during the three months ended July 31, 2007.

Self-insurance. The Company is primarily self-insured for employee health care, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the time frame of development, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted.

Recent Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”), which is an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Company was required to adopt the provisions of FIN 48, effective May 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037, as of May 1, 2007, the date of adoption. Of this amount, $3,286 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries. The Company does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next twelve months. The total amount of accrued interest and penalties for such unrecognized tax benefits was $130 as of May 1, 2007, the date of adoption. Interest and penalties related to income taxes are classified as income tax expense in our financial statements.

The statute of limitations for federal and states remains open for the years 2003 and forward.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a significant impact on the consolidated financial statements.

Reclassifications. Net sales and cost of goods sold were reduced by $386 for the three months ended July 31, 2006 for video rental commissions that were previously recorded as gross rather than as net commissions.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2007, the Company’s ratio of current assets to current liabilities was 1.08 to 1. The ratio at July 31, 2006 and April 30, 2007 was .77 to 1 and 1.03 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $46,296 (294.1%) in the three months ended July 31, 2007 from the comparable period in the prior year, primarily as a result of a larger net income, a decrease in accounts payable, an increase in accrued expenses, a smaller increase in inventories and a larger increase in income taxes payable. Cash used in investing in the three months ended July 31, 2007 remained relatively constant. Cash used in financing increased, primarily due to an increase in the short-term debt for the comparable period in the prior year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2008, the Company expended $23,486 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $23,321 for the comparable period in the prior year. The Company anticipates expending approximately $135,000 in fiscal 2008 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of July 31, 2007, the Company had long-term debt of $187,440, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $30,000 in principal amount of 7.38% Senior Notes, $23,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $22,857 in principal amount of 7.89% Senior Notes, Series A, $2,370 of mortgage notes payable, and $9,213 of capital lease obligations.

To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of 6- 1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the above-described Senior Notes, a mortgage note, and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of Company stores are expected to be met from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2007:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,088 USTs, of which 2,623 are fiberglass and 465 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2007 and 2006, the Company spent approximately $1,431 and $1,519, respectively, for assessments and remediation. During the three months ended July 31, 2007, the Company expended approximately $259 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2007, approximately $10,253 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at July 31, 2007 of approximately $354 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of July 31, 2007 would have an immaterial effect on the Company’s pretax earnings.

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

The Company is named as a defendant in five lawsuits (hot fuel cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60ºF. Fuel is measured at 60ºF in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

These actions are part of a number of similar lawsuits that have been filed in recent months in approximately 25 states against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases be transferred to the U.S. District Court for the Eastern District of Kansas for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. All other proceedings have been stayed pending rulings on such matters. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

On May 30, 2007, a complaint was filed against the Company in the United States District Court for the Northern District of Iowa by two former employees, in which the claim is made that Casey’s failed to properly pay overtime compensation properly to two or more of its assistant managers. Specifically, plaintiffs claim that the assistant managers were treated as nonexempt employees entitled to overtime pay, but that the Company did not properly record all hours worked and failed to pay the assistant managers overtime pay for all hours worked in excess of 40 per week. The action purports to be a collective action under the Fair Labor Standards Act (essentially equivalent to a class action) brought on behalf of all persons who are currently or were employed during the three-year period immediately preceding the filing of [the] complaint as ‘Assistant Managers’ at any Casey’s General Store operated by [the] Defendant (directly or through one of its wholly owned subsidiaries), who worked overtime during any given week within that period, and who have not filed a complaint to recover overtime wages. The complaint seeks relief in the form of back wages owed all members of the class during the three-year period preceding the filing of the complaint, liquidated damages, attorneys fees, and costs.

The Company filed an answer denying the claims, as well as a motion for change of venue to the U.S. District Court for the Southern District of Iowa sitting in Des Moines. That motion was granted on August 30, 2007 and the case will now be transferred to Des Moines. Plaintiffs have asked the Court to conditionally certify the class so that the case may proceed as a collective action. The Company has resisted that request and has undertaken an internal investigation of matters bearing on the class certification issue. Management does not believe the Company is liable to the plaintiffs for the conduct complained of, and intends to contest the matter vigorously.

The Company from time to time is a party to other legal proceedings arising from the conduct of its business operations, including proceedings relating to personal injury, property damage and employment claims, environmental remediation or contamination, and claims by state and federal regulatory authorities relating to the sale of products pursuant to state or federal licenses or permits. Claims for compensatory or exemplary damages in those actions may be substantial. Management does not believe that the potential liability of the Company with respect to such other proceedings pending as of the date of this Form 10-Q is material in the aggregate.

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2007 Annual Report on Form 10-K.

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

CASEY’S GENERAL STORES, INC.

Date: September 7, 2007	By:	/s/ William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002