Form 10-Q
period 2007-10-31
CASEYS GENERAL STORES INC
filed 2007-12-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 3, 2007
Common Stock, no par value per share	50,680,962 shares

CASEY’S GENERAL STORES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

ASSETS

	October 31, 2007	April 30, 2007
Current assets:
Cash and cash equivalents	$145,969	107,067
Receivables	13,884	13,432
Inventories	114,086	109,702
Prepaid expenses	8,859	7,891
Income taxes receivable	—	2,733

Total current assets	282,798	240,825

Other assets	9,109	8,550
Goodwill	47,233	46,588
Property and equipment, net of accumulated depreciation of $566,010 at October 31, 2007, and $538,121 at April 30, 2007	844,644	833,308

	$1,183,784	1,129,271

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	October 31, 2007	April 30, 2007
Current liabilities:
Current maturities of long-term debt	$47,226	47,566
Accounts payable	134,890	134,375
Accrued expenses	59,327	52,326
Income taxes payable	4,095	—

Total current liabilities	245,538	234,267

Long-term debt, net of current maturities	187,071	199,504
Deferred income taxes	103,309	105,724
Deferred compensation	9,624	9,016
Other long-term liabilities	13,600	8,496

Total liabilities	559,142	557,007

Shareholders’ equity
Preferred stock, no par value	—	—
Common Stock, no par value	55,706	53,547
Retained earnings	568,936	518,717

Total shareholders’ equity	624,642	572,264

	$1,183,784	1,129,271

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Net sales	$1,189,178	$1,005,777	$2,468,354	$2,101,371
Franchise revenue	160	173	325	362

	1,189,338	1,005,950	2,468,679	2,101,733

Cost of goods sold	1,010,213	860,599	2,101,205	1,810,840
Operating expenses	115,405	100,437	237,119	200,813
Depreciation and amortization	17,431	15,465	33,627	30,918
Interest, net	2,350	2,687	4,695	5,082

	1,145,399	979,188	2,376,646	2,047,653

Earnings from continuing operations before income taxes and gain (loss) on discontinued operations	43,939	26,762	92,033	54,080
Federal and state income taxes	16,247	9,601	34,390	19,830

Earnings from continuing operations before gain (loss) on discontinued operations	27,692	17,161	57,643	34,250
Gain (loss) on discontinued operations, net of taxes (tax benefit) of ($10), $7, ($122), and ($113)	(16)	11	(191)	(177)

Net earnings	$27,676	$17,172	$57,452	$34,073

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Continued)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Basic:
Earnings from continuing operations before loss on discontinued operations	$.55	$.34	$1.13	$.68
Loss on discontinued operations	—	—	—	—

Net earnings per common share	$.55	$.34	$1.13	$.68

Diluted:
Earnings from continuing operations before loss on discontinued operations	$.54	$.34	$1.13	$.67
Loss on discontinued operations	—	—	—	—

Net earnings per common share	$.54	$.34	$1.13	$.67

Basic weighted average shares outstanding	50,671,795	50,429,362	50,650,254	50,411,012
Plus effect of stock options	222,354	253,078	211,712	250,877

Diluted weighted average shares outstanding	50,894,149	50,682,440	50,861,966	50,661,889

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousand)

	Six Months Ended October 31,
	2007	2006
Cash flows from operations:
Net earnings from continuing operations	$57,643	34,250
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	33,627	30,918
Other amortization	232	479
Stock based compensation	559	374
Loss on sale of property and equipment	1,459	853
Deferred income taxes	(2,415)	361
Changes in assets and liabilities, net of acquisition:
Receivables	(452)	1,036
Inventories	(4,384)	(1,685)
Prepaid expenses	(968)	(464)
Accounts payable	515	(33,736)
Accrued expenses	7,001	469
Income taxes	11,469	(671)
Other, net	(582)	103

Net cash provided by operations	103,704	32,287

Cash flows from investing:
Purchase of property and equipment	(47,929)	(48,827)
Payments for acquisition of business	—	(66,729)
Proceeds from sale of property and equipment	794	1,345

Net cash used in investing activities	(47,135)	(114,211)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

(Continued)

	Six Months Ended October 31,
	2007	2006
Cash flows from financing:
Proceeds from long-term debt	—	50,000
Payment of long-term debt	(12,773)	(15,598)
Net borrowings of short-term debt	—	7,800
Proceeds from exercise of stock options	1,169	1,078
Payment of cash dividends	(6,586)	(5,043)

Net cash (used in) provided by financing activities	(18,190)	38,237

Cash flows from discontinued operations:
Operating cash flows	214	(173)
Investing cash flows	309	770

Net cash flows from discontinued operations	523	597

Net increase (decrease) in cash and cash equivalents	38,902	(43,090)
Cash and cash equivalents at beginning of the period	107,067	75,369

Cash and cash equivalents at end of the period	$145,969	32,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six Months Ended October 31,
	2007	2006
Cash paid during the period for:
Interest, net of amount capitalized	$7,988	5,481
Income taxes	24,436	19,256

Noncash investing and financing activities
Remeasurement of income taxes upon adoption of FIN 48	(646)	—
Property and equipment acquired through installment purchases or business acquisitions	—	8,585
Noncash operating and financing activities:
Increase in common stock and change in income taxes payable/receivable due to tax benefits related to stock options	430	352

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2007, and the results of operations for the three and six months ended October 31, 2007 and 2006, and cash flows for the six months ended October 31, 2007 and 2006. Certain reclassifications for video rental commissions were made to balances for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Options for 366,664 shares were available for grant at October 31, 2007, and options for 899,250 shares (which expire between 2008 and 2017) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2007 Proxy Statement.

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

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	729,500	$16.10
Granted	260,000	26.77
Exercised	(88,750)	13.17
Forfeited	(1,500)	17.70

Outstanding at October 31, 2007	899,250	$19.47

Weighted average fair value of options granted during the six-month period ended October 31, 2007		$10.17

At October 31, 2007, all outstanding options had an aggregate intrinsic value of $7,731 and a weighted average remaining contractual life of 6.7 years. The vested options totaled 423,250 shares with a weighted average exercise price of $14.48 per share and a weighted average remaining contractual life of 4.5 years. The aggregate intrinsic value for the vested options as of October 31, 2007, was $5,932. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2007, was $1,360, and the total fair value of shares vested during the six months ended October 31, 2007, was $163.

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

The option term of each award granted was based upon historical experience of employees’ and directors’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of common stock. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life. Total compensation costs recorded for the six months ended October 31, 2007 and 2006, were $559 and $374, respectively, for the stock option awards. As of October 31, 2007, there was $2,984 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2011.

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to prior periods for discontinued operations determined in the current periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax gain (loss) as follows for the periods presented (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Total revenue	$4,491	5,862	9,775	13,318
Pretax gain (loss)	(26)	18	(313)	(290)

Included in the loss on discontinued operations is a loss on disposal of $239 for the six-month period ended October 31, 2007. There were no disposals during the three-month period ended October 31, 2007. Included in the gain (loss) on discontinued operations is a gain on disposal of $223 for the three-month and six-month periods ending October 31, 2006. Included in property and equipment in the accompanying condensed consolidated balance sheets are $2,275 and $2,900 in assets held for sale as of October 31, 2007 and April 30, 2007, respectively.

6.	On October 3 and October 4, 2006, the Company acquired the assets comprising the HandiMart convenience store chain that was owned by Nordstrom Oil Company and headquartered in Cedar Rapids, Iowa. The Company did not issue any stock for the transaction, nor acquire any stock of the selling company. The tradename HandiMart is included in the assets purchased. The chain acquired consisted of thirty-two (32) HandiMart convenience stores and one truckstop operated under the name Just Diesel. The convenience stores will continue to operate under the HandiMart name for the present, though all have been converted to the Company’s system of operation and Casey’s identifying signage has been incorporated into each of them. These stores were acquired to increase our market presence within eastern Iowa.

The results of operations of the HandiMart stores from the dates of acquisition through October 31, 2007 are included in the statement of earnings and statement of cash flows.

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations, including the HandiMart convenience store chain acquired in October of 2006 as if the transaction occurred at the beginning of the fiscal years (amounts in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Total revenues	$1,189,338	1,042,279	2,468,679	2,189,089

Earnings from continuing operations before gain or loss on discontinued operations	$27,692	17,438	57,643	35,098
Net earnings	$27,676	17,449	57,452	34,921

Earnings per share
Basic	$.55	.35	1.13	0.69
Diluted	$.54	.34	1.13	0.69

7.	On September 29, 2006, the Company authorized the issuance of $100,000 aggregate principal amount of its 5.72% Senior Notes consisting of $50,000 Series A, due September 30, 2019, and $50,000 Series B, due March 30, 2020. The Company received the $50,000 Series A proceeds on September 29, 2006, and received the additional $50,000 Series B proceeds on March 30, 2007. Interest on the 5.72% Senior Notes, Series A and Series B, is payable on the 30th day of March and September in each year, at the rate of 5.72% per annum. Principal prepayments commence on September 30, 2012 and March 30, 2013 for Series A and Series B, respectively. The Company may prepay the 5.72% Senior Notes, Series A and B, in whole or in part at any time in an amount not less than $2,000 in the case of a partial prepayment at a redemption price calculated in accordance with the Note Purchase Agreement dated as of September 29, 2006 between the Company and the purchasers of the 5.72% Senior Notes.

8.

The Company is named as a defendant in five (5) lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60 °F. Fuel is measured at 60 °F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy and violation of the duty of good faith and fair dealing, and several seek injunction relief and punitive damages. These actions are part of a number of similar lawsuits that have been filed within the past year in different states against a wide range of defendants that produce, refine, distribute and/or market gasoline products in the United States. The Federal Judicial Panel on Multidistrict Litigation has assigned all of the pending cases to the United States District Court for the Eastern District of Kansas for rulings on discovery matters, various pre-trial motions and class certification issues applicable to all of the cases. All other proceedings, including discovery, have been stayed pending rulings on various motions now pending in that Court.

The Company also is named as defendant in an action brought under the Fair Labor Standards Act on behalf of two named plaintiffs individually and all persons who are or were employed during the three-year period immediately preceding May 30, 2007 as assistant managers at any store operated by the Company or one of its subsidiaries, who worked overtime during any given week within that period and have not filed individual complaints to recover uncompensated overtime wages. The Company has filed an answer denying the claims. The case is now pending in the U.S. District Court for the Southern District of Iowa sitting in Des Moines. The Court has conditionally certified the collective action as to any employees who are or have been employed by Casey’s as an assistant manager at any time since November 1, 2004, and who have unresolved claims for unpaid overtime. The plaintiffs are now seeking leave of the court to file an amended complaint asserting additional claims under state wage laws, for which they seek certification as a class action.

In both of the above matters, management has denied the plaintiffs’ allegations and intends to contest the matters vigorously. While the outcome of any pending litigation cannot be predicted, management does not believe that the pending litigation will have a material adverse effect on the Company’s business or its financial position. The outcome of litigation is always uncertain, however, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

9.	In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”), which is an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Company was required to adopt the provisions of FIN 48, effective May 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

The statute of limitations for the federal tax returns remains open for the years 2003 and forward. Tax years 2002 and forward are subject to audit by state tax authorities depending on the tax code of each state.

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

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On October 31, 2007, there were a total of 1,465 stores in operation, of which 1,450 were owned by the Company and 15 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

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

At October 31, 2007, the Company owned the land at 1,373 locations and the buildings at 1,383 locations, and leased the land at 77 locations and the buildings at 67 locations. The Company treats any lease payment escalations under all operating leases on a straight line basis.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not incur any impairment charges during the six months ended October 31, 2007. The Company values the locations addressed above based on their expected resale value. The impairment charges are reported as a component of operating expenses when they occur.

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006 (Dollars and Amounts in Thousands)

Three months ended 10/31/07	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$854,034	250,153	79,142	5,849	1,189,178
Gross profit	42,562	82,731	49,884	3,788	178,965
Margin	5%	33.1%	63%	64.8%	15%

Gasoline Gallons	313,370

Three months ended 10/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$714,810	216,336	69,063	5,568	1,005,777
Gross profit	28,492	70,632	42,539	3,515	145,178
Margin	4%	32.6%	61.6%	63.1%	14.4%

Gasoline Gallons	301,582

Net sales for the second quarter of fiscal 2008 increased by $183,401 (18.2%) over the comparable period in fiscal 2007. Retail gasoline sales increased by $139,224 (19.5%) as the number of gallons sold increased by 11,788 (3.9%) while the average retail price per gallon increased 15.2%. During this same period, retail sales of grocery and general merchandise increased by $33,817 (15.6%) and prepared food and fountain sales increased by $10,079 (14.6%), due to strong fountain sales, the introduction of new products, and strategic price increases.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These sales increased $281 (5%) for the second quarter of fiscal 2008 primarily due to the increase in lottery and prepaid phone card commissions. These increases were partially offset by a reduction in wholesale sales to franchise stores. The gross profit margin also increased $273 (7.8%) primarily due to the increase in lottery commissions of $495 (33.3%) and prepaid phone card commissions of $38 (9.6%) from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 85% for the second quarter of fiscal 2008, compared to 85.6% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 5%) during the second quarter of fiscal 2008 from the second quarter of the prior year (4%). The gross profit margin per gallon also increased (to $.1358) in the second quarter of fiscal 2008 from the comparable period in the prior year ($.0945) primarily due to a declining trend in wholesale costs. Although the Company achieved above average gross profit margins per gallon during the quarter, management expects market conditions to eventually stabilize and return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise increased (to 33.1%) from the comparable period in the prior year (32.6%), and the prepared food margin also increased (to 63%) from the comparable period in the prior year (61.6%). The increase in the prepared food margin was primarily due to strong fountain sales, strategic price increases, and the continued utilization of point-of-sale information.

Operating expenses as a percentage of net sales were 9.7% for the second quarter of fiscal 2008 compared to 10% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 14.9% in the second quarter of 2008 from the comparable period in the prior year, primarily due to a 26.7% increase in fees resulting from customers’ greater use of credit cards.

Net earnings increased by $10,504 (61.2%). The increase in net earnings was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold, strong same-store sales increases, and increases in the gross profit margins on grocery and other merchandise sales and on prepared food and fountain sales.

Six Months Ended October 31, 2007 Compared to Six Months Ended October 31, 2006 (Dollars and Amounts in Thousands)

Six months ended 10/31/07	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$1,792,053	509,941	154,583	11,777	2,468,354
Gross profit	92,040	171,028	96,422	7,659	367,149
Margin	5.1%	33.5%	62.4%	65%	14.9%

Gasoline Gallons	626,755

Six months ended 10/31/06	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$1,514,289	441,543	134,745	10,794	2,101,371
Gross profit	57,037	143,268	83,844	6,382	290,531
Margin	3.8%	32.4%	62.2%	59.1%	13.8%

Gasoline Gallons	592,172

Net sales for the first six months of fiscal 2008 increased by $366,983 (17.5%) over the comparable period in fiscal 2007. Retail gasoline sales increased by $277,764 (18.3%) as the number of gallons sold increased by 34,583 (5.8%) while the average retail price per gallon increased 11.8%. During this same period, retail sales of grocery and general merchandise increased by $68,398 (15.5%) and prepared food and fountain sales increased by $19,838 (14.7%), due to strong fountain sales, the introduction of new products, and strategic price increases.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards, and video rental commissions received. These sales increased $983 (9.1%) for the first six months of fiscal 2008 primarily due to the increase in lottery and prepaid phone card commissions. These increases were partially offset by a reduction in wholesale sales to franchise stores. The gross profit margin also increased $1,277 (20%) primarily due to the increase in lottery commissions of $884 (30.7%) and prepaid phone card commissions of $80 (9.8%) from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 85.1% for the first six months of fiscal 2008, compared to 86.2% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 5.1%) during the first six months of fiscal 2008 from the comparable period in the prior year (3.8%). The gross profit margin per gallon also increased (to $.1469) during the first six months of fiscal 2008 from the comparable period in the prior year ($.0963) primarily due to a declining trend in wholesale costs. Although the Company achieved above average gross profit margins per gallon during the six months, management expects market conditions to eventually stabilize and return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise increased (to 33.5%) from the comparable period in the prior year (32.4%), and the prepared food margin also increased (to 62.4%) from the comparable period in the prior year (62.2%). The increase in the prepared food margin was caused primarily by strong fountain sales, strategic price increases, and the continued utilization of point-of-sale information.

Operating expenses as a percentage of net sales were 9.6% for the first six months of fiscal 2008 and 2007. Operating expenses increased 18.1% in the first six months of 2008 from the comparable period in the prior year, primarily due to a 26.6% increase in fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline.

Net earnings increased by $23,379 (68.6%). The increase in net earnings was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold, strong same-store sales increases, and increases in the gross profit margins on grocery and other merchandise sales and on prepared food and fountain sales.

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

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vender rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.

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

The statute of limitations for the federal tax returns remains open for the years 2003 and forward. Tax years 2002 and forward are subject to audit by state tax authorities depending on the tax code of each state.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2007, the Company’s ratio of current assets to current liabilities was 1.15 to 1. The ratio at October 31, 2006 and April 30, 2007 was .71 to 1 and 1.03 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $71,417 (221.2%) in the six months ended October 31, 2007 from the comparable period in the prior year, primarily as a result of an increase in net earnings from continuing operations and increases in accrued expenses and income taxes payable. Additionally, this increase was the result of a large decrease in accounts payable during the comparable period in the prior year due to the lower cost per gallon of gasoline during that period. Cash used in investing in the six months ended October 31, 2007 decreased primarily due to the acquisition of the HandiMart stores during the comparable period in the prior year. Cash used in financing decreased, primarily due to the proceeds from long-term debt and short-term borrowings during the comparable period in the prior year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2008, the Company expended $47,929 for property and equipment and goodwill, primarily for the construction, acquisition and remodeling of Company stores, compared to $115,556 for the comparable period in the prior year. The Company has budgeted approximately $135,000 in fiscal 2008 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of October 31, 2007, the Company had long-term debt of $187,071, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A, $30,000 in principal amount of 7.38% Senior Notes, $23,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $22,857 in principal amount of 7.89% Senior Notes, Series A, $2,184 of mortgage notes payable, and $9,030 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,093 USTs, of which 2,632 are fiberglass and 461 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2007 and 2006, the Company spent approximately $1,431 and $1,519, respectively, for assessments and remediation. During the six months ended October 31, 2007, the Company expended approximately $582 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2007, approximately $10,448 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at October 31, 2007 of approximately $367 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of October 31, 2007 would have an immaterial effect on the Company’s pretax earnings.

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

PART II – OTHER INFORMATION

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

These actions are part of a number of similar lawsuits that have been filed within the past year in 28 jurisdictions, including 26 states, Guam and the District of Columbia, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases be transferred to the U.S. District Court for the Eastern District of Kansas for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. All other proceedings have been stayed pending rulings on such matters. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

On May 30, 2007, a complaint was filed against the Company in the United States District Court for the Northern District of Iowa by two former employees, in which the claim is made that Casey’s failed to properly pay overtime compensation to two or more of its assistant managers. Specifically, plaintiffs claim that the assistant managers were treated as nonexempt employees entitled to overtime pay, but that the Company did not properly record all hours worked and failed to pay the assistant managers overtime pay for all hours worked in excess of 40 per week. The action purports to be a collective action under the Fair Labor Standards Act (FLSA) brought on behalf of all “persons who are currently or were employed during the three-year period immediately preceding the filing of [the] complaint as ‘Assistant Managers’ at any Casey’s General Store operated by [the] Defendant (directly or through one of its wholly owned subsidiaries), who worked overtime during any given week within that period, and who have not filed a complaint to recover overtime wages.” The complaint seeks relief in the form of back wages owed all members of the class during the three-year period preceding the filing of the complaint, liquidated damages, attorneys fees, and costs.

The Company filed an answer denying the claims, as well as a motion for change of venue to the U.S. District Court for the Southern District of Iowa sitting in Des Moines. That motion was granted on August 30, 2007 and the case has been transferred to Des Moines. On October 31, 2007, the Court conditionally certified the collective action as to “any employees who are or have been employed by Casey’s as an assistant manager at any time since November 1, 2004, and who have unresolved claims for unpaid overtime”, and authorized the mailing of notice of the action to all such persons. Notice recipients who elect to participate in the lawsuit are required to file a form opting in to the lawsuit. The Company will be allowed to move to decertify the collective action after discovery is conducted.

On November 20, 2007, the plaintiffs filed a motion to amend their complaint to include class claims under the state laws of eight states where the Company operates, based on the same general factual allegations underlying the FLSA claim. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously.

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

At the Annual Meeting of shareholders held on September 14, 2007, nine directors were elected for a term of one year. Each of the nominees so elected, with the exception of Ms. Bridgewater, previously has been elected by shareholders as a director of the Company.

The votes cast or withheld for each nominee were as follows:

Name	Number of Shares Voting For	Number of Shares That Withheld Authority
Donald F. Lamberti	46,303,987	1,689,047
John R. Fitzgibbon	47,079,201	913,833
Ronald M. Lamb	45,564,102	2,428,932
Patricia Clare Sullivan	46,789,919	1,203,115
Robert J. Myers	47,061,699	931,335
Kenneth H. Haynie	44,766,199	3,226,835
William C. Kimball	47,101,124	891,910
Johnny Danos	44,804,734	3,188,300
Diane C. Bridgewater	47,278,867	714,167

Item 6.	Exhibits.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

Exhibit No.	Description
4.2	Rights Agreement between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent (incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights), and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A

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

CASEY’S GENERAL STORES, INC.

Date: December 6, 2007	By:	/s/ William J. Walljasper
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