Form 10-Q
period 2008-01-31
CASEYS GENERAL STORES INC
filed 2008-03-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2008
Common Stock, no par value per share	50,710,162 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

	January 31, 2008	April 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$133,076	107,067
Receivables	14,673	13,432
Inventories	116,525	109,702
Prepaid expenses	9,335	7,891
Income tax receivable	4,404	2,733

Total current assets	278,013	240,825

Other assets	8,608	8,550

Goodwill	47,233	46,588
Property and equipment, net of accumulated depreciation of $578,985 at January 31, 2008, and of $538,121 at April 30, 2007	847,369	833,308

	$1,181,223	1,129,271

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

	January 31, 2008	April 30, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$39,664	47,566
Accounts payable	127,938	134,375
Accrued expenses	61,408	52,326

Total current liabilities	229,010	234,267

Long-term debt, net of current maturities	186,703	199,504

Deferred income taxes	105,725	105,724

Deferred compensation	9,899	9,016

Other long-term liabilities	14,475	8,496

Total liabilities	545,812	557,007

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	56,737	53,547
Retained earnings	578,674	518,717

Total shareholders’ equity	635,411	572,264

	$1,181,223	1,129,271

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Net sales	$1,153,966	919,239	3,622,321	3,020,610
Franchise revenue	139	175	464	537

	1,154,105	919,414	3,622,785	3,021,147

Cost of goods sold	994,091	779,855	3,095,297	2,590,696
Operating expenses	120,526	103,248	357,645	304,061
Depreciation and Amortization	17,018	16,130	50,645	47,048
Interest, net	2,317	2,878	7,012	7,960

	1,133,952	902,111	3,510,599	2,949,765

Earnings from continuing operations before income taxes and gain (loss) on discontinued operations	20,153	17,303	112,186	71,382
Federal and state income taxes	7,255	6,038	41,645	25,868

Earnings from continuing operations before gain (loss) on discontinued operations	12,898	11,265	70,541	45,514
Gain (loss) on discontinued operations, net of taxes (tax benefit) of $87, $(13), $(35), and $(126)	135	(21)	(56)	(197)

Net earnings	$13,033	11,244	70,485	45,317

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Continued)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Basic
Earnings from continuing operations before gain (loss) on discontinued operations	$.26	.22	1.39	.90
Gain (loss) on discontinued Operations	.00	.00	.00	.00

Net earnings	$.26	.22	1.39	.90

Diluted
Earnings from continuing operations before gain (loss) on discontinued operations	$.26	.22	1.39	.89
Gain (loss) on discontinued Operations	.00	.00	.00	.00

Net earnings	$.26	.22	1.39	.89

Basic weighted average shares Outstanding	50,700,095	50,486,845	50,666,868	50,436,290
Plus effect of stock options	221,353	234,220	203,620	232,023

Diluted weighted average shares outstanding	50,921,448	50,721,065	50,870,488	50,668,313

See notes to consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Nine Months Ended January 31,
	2008	2007
Cash flows from operations:
Net earnings from continuing operations	$70,541	45,514
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	50,645	47,048
Other amortization	223	473
Stock based compensation	1,017	455
Loss on sale of property and equipment	2,888	1,769
Deferred income taxes	1	1,520
Changes in assets and liabilities net of acquisition:
Receivables	(1,241)	1,975
Inventories	(6,823)	2,648
Prepaid expenses	(1,444)	578
Accounts payable	(6,437)	(43,653)
Accrued expenses	9,082	1,718
Income taxes	4,034	(5,820)
Other, net	189	(427)

Net cash provided by operations	122,675	53,798

Cash flows from investing:
Purchase of property and equipment	(70,413)	(68,204)
Payments for acquisition of business	—	(66,729)
Proceeds from sale of property and equipment	1,420	1,992

Net cash used in investing activities	(68,993)	(132,941)

Cash flows from financing:
Proceeds from long-term debt	—	50,000
Payments of long-term debt	(20,703)	(16,649)
Net borrowings of short-term debt	—	8,200
Proceeds from exercise of stock options	1,570	1,847
Payments of cash dividends	(9,883)	(7,570)

Net cash (used in) provided by financing activities	(29,016)	35,828

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(Dollars in Thousands, except per share amounts)

	Nine Months Ended January 31,
	2008	2007
Cash flows of discontinued operations:
Operating cash flows	59	(139)
Investing cash flows	1,284	920

Net cash flows from discontinued operations	1,343	781

Net increase (decrease) in cash and cash equivalents	26,009	(42,534)
Cash and cash equivalents at beginning of the period	107,067	75,369

Cash and cash equivalents at end of the period	$133,076	32,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine Months Ended January 31,
	2008	2007
Cash paid during the year for:
Interest, net of amount capitalized	$11,016	9,223
Income taxes	36,737	28,014
Noncash investing and financing activities:
Property and equipment and goodwill acquired through installment purchases, capitalized lease obligations, or business acquisitions	—	11,560
Noncash operating and financing activities:
Increase in common stock and increase in Income taxes receivable due to tax benefits Related to stock options	602	584

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2008, and the results of operations for the three and nine months ended January 31, 2008 and 2007, and changes in cash flows for the nine months ended January 31, 2008 and 2007.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Wholesale sales to franchisees are recognized at the time of delivery to the franchise location. Franchise fees, license fees from franchisees, and rent for franchise signage and facades are recognized monthly when billed to the franchisees. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Option prices for employees are not to be less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 366,664 shares were available for grant at January 31, 2008, and options for 843,050 shares (which expire between 2008 and 2017) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2007 Proxy Statement.

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

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	729,500	$16.10
Granted	260,000	26.77
Exercised	(117,450)	13.37
Forfeited	(29,000)	22.73

Outstanding at January 31, 2008	843,050	$19.54

Weighted average fair value of options granted during the nine-month period ended January 31, 2008		$10.17

At January 31, 2008, all outstanding options had an aggregate intrinsic value of $5,660 and a weighted average remaining contractual life of 6.5 years. The vested options totaled 391,050 shares with a weighted average exercise price of $14.49 per share and a weighted average remaining contractual life of 4.2 years. The aggregate intrinsic value for the vested options as of January 31, 2008, was $4,503. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2008, was $1,483, and the total fair value of shares vested during the nine months ended January 31, 2008, was $163.

The fair value of the 2008 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair values for the May 1, 2007 and June 25, 2007 options were $11.65 and $10.09, respectively. Significant assumptions include:

	May 1, 2007	June 25, 2007
Risk-free interest rate	4.84%	4.65%
Expected option life	8.94 years	6.18 years
Expected volatility	37%	34%
Expected dividend yield	1.35%	1.15%

The option term of each award granted was based upon historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of common stock. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life. Total compensation costs recorded for the nine months ended January 31, 2008 and 2007, were $1,017 and $455, respectively, for the stock option awards. As of January 31, 2008, there was $2,526 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through 2011.

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to prior periods for discontinued operations determined in the current periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax gain (loss) as follows for the periods presented (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Total revenue	$3,408	4,717	13,182	18,035
Pretax gain (loss)	222	(33)	(91)	(323)

Included in the pretax gain (loss) on discontinued operations is a gain on disposal of $115 and $270 for the nine month periods ending January 31, 2008 and 2007, respectively, and a gain on disposal of $354 and $47 for the three-month periods ended January 31, 2008 and 2007, respectively. Included in property and equipment in the accompanying condensed consolidated balance sheets are $1,625 and $2,900 in assets held for sale as of January 31, 2008 and April 30, 2007, respectively.

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

The results of operations of the HandiMart stores from the dates of acquisition through January 31, 2008 are included in the statement of earnings and statement of cash flows.

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations, including the HandiMart convenience store chain acquired in October of 2006 as if the transaction occurred at the beginning of fiscal year 2007 (amounts in thousands, except per share data):

	Nine Months Ended January 31,
	2008	2007
Total revenues	$3,622,785	3,107,966

Earnings from continuing operations before gain or loss on discontinued operations	$70,541	46,362
Net earnings	$70,485	46,165

Earnings per share
Basic	$1.39	0.92
Diluted	$1.39	0.91

7.	On September 29, 2006, the Company authorized the issuance of $100,000 aggregate principal amount of its 5.72% Senior Notes consisting of $50,000 Series A, due September 30, 2019, and $50,000 Series B, due March 30, 2020. The Company received the $50,000 Series A proceeds on September 29, 2006, and received the additional $50,000 Series B proceeds on March 30, 2007. Interest on the 5.72% Senior Notes, Series A and Series B, is payable on the 30th day of March and September in each year, at the rate of 5.72% per annum. Principal prepayments commence on September 30, 2012 and March 30, 2013 for Series A and Series B, respectively. The Company may prepay the 5.72% Senior Notes, Series A and B, in whole or in part at any time in an amount not less than $2,000 in the case of a partial prepayment at a redemption price calculated in accordance with the Note Purchase Agreement dated as of September 29, 2006 between the Company and the purchasers of the 5.72% Senior Notes.

8.

The Company is named as a defendant in five (5) lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy and violation of the duty of good faith and fair dealing, and several seek injunction relief and punitive damages. These actions are among the 50 “hot fuel” cases that have been filed in the federal courts of 26 states, Guam and the District of Columbia against a wide range of defendants that produce, refine, distribute and/or market gasoline products in the United States. The Federal Judicial Panel on Multidistrict Litigation has consolidated and assigned all of the pending cases to the United States District Court for the District of Kansas for rulings on pre-trial matters, including class certification. As directed by the court, the plaintiffs collectively have filed a consolidated complaint incorporating all claims of the plaintiffs. A motion to dismiss the consolidated complaint, filed on behalf of all defendants collectively, was denied by the court in a ruling entered on February 21, 2008. Discovery activities will now proceed, and a scheduling conference has been set by the court for April 2, 2008.

The Company also is named as defendant in an action brought under the Fair Labor Standards Act (FLSA) on behalf of two named plaintiffs individually and all persons who are or were employed during the three-year period immediately preceding May 30, 2007 as assistant managers at any store operated by the Company or one of its subsidiaries, who worked overtime during any given week within that period and have not filed individual complaints to recover uncompensated overtime wages. The Company has filed an answer denying the claims. The case is now pending in the U.S. District Court for the Southern District of Iowa sitting in Des Moines. The Court has conditionally certified the collective action as to any employees who are or have been employed by Casey’s as an assistant manager at any time since November 1, 2004, and who have unresolved claims for unpaid overtime. Following notice to all potential class members, 600 persons filed an election to become members of the plaintiff class, and discovery is now under way.

On November 20, 2007, plaintiffs filed a motion for leave to file an amended collective action complaint which would expand the plaintiffs’ claims to include alleged failures to pay compensation equal to the minimum wage and appropriate overtime compensation under the FLSA and various state wage claims applicable to members of the plaintiff class. The amended complaint seeks class action certification. On January 25, 2008, the Magistrate Judge allowed the amended complaint to be filed, to which the Company has filed an objection with the district court judge. The amended complaint, if allowed, would apply to a class consisting of approximately 6,000 current and former assistant managers.

On January 10, 2008, seven current and former store employees filed a companion case to the action brought by assistant managers discussed above. It was filed by the same attorneys representing the assistant managers and is also pending in the U.S. District Court for the Southern District of Iowa in Des Moines. The action is filed as a purported “collective action” pursuant to the FLSA, and also alleges class claims based on “the independent statutory state wage and hours laws of Iowa, Illinois, Indiana, Kansas, Missouri, Nebraska and South Dakota.” The action purports to be brought on behalf of a class consisting of essentially all Casey’s non-management-level store employees employed “during the three-year period immediately preceding the filing of [the]

complaint [] at any Casey’s General Store, whether operated directly by Defendant or through one of its wholly owned subsidiaries.” The complaint alleges that the subject employees were denied overtime pay for hours worked in excess of 40 hours per week, as well as mandatory meal and rest breaks, and that the Company failed to accurately record actual hours worked and willfully encouraged the employees to work “off-the-clock”. The complaint seeks damages, including alleged unpaid back wages, liquidated damages, pre- and post- judgment interest, court costs and attorneys fees, as well as equitable relief pursuant to various state laws. A motion to dismiss certain of the state law claims was filed on behalf of the Company on February 8, 2008.

In each of the above matters, management has denied the plaintiffs’ allegations and intends to contest the matters vigorously. While the outcome of any pending litigation cannot be predicted, management does not believe that the pending litigation will have a material adverse effect on the Company’s business or its financial position. The outcome of litigation is always uncertain, however, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS No. 159 will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements and disclosures.

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

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store,” “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On January 31, 2008, there were a total of 1,462 Casey’s General Stores in operation, of which 1,448 were owned by the Company and 14 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

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

At January 31, 2008, the Company owned the land at 1,383 locations and the buildings at 1,393 locations, and leased the land at 65 locations and the buildings at 55 locations. The Company treats all operating leases on a straight line basis.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company values the locations addressed above based on their expected resale value. The impairment charges are reported as a component of operating expenses when they occur.

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007 (Dollars and Amounts in Thousands)

Three months ended 1/31/08	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$859,751	214,741	73,395	6,079	1,153,966
Gross profit	40,165	68,520	46,673	4,517	159,875
Margin	4.7%	31.9%	63.6%	74.3%	13.9%

Gasoline Gallons	297,041

Three months ended 1/31/07	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$645,062	201,726	66,854	5,597	919,239
Gross profit	32,148	62,112	41,498	3,626	139,384
Margin	5%	30.8%	62.1%	64.8%	15.2%

Gasoline Gallons	305,442

Net sales for the third quarter of fiscal 2008 increased by $234,727 (25.5%) over the comparable period in fiscal 2007. Retail gasoline sales increased by $214,689 (33.3%) as the number of gallons sold decreased by 8,401 (2.8%) while the average retail price per gallon increased 37.1%. During this same period, retail sales of grocery and other merchandise increased by $13,015 (6.5%) and prepared food and fountain sales increased by $6,541 (9.8%), due to strong fountain sales, the introduction of new products, and strategic price increases.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone card and video rental commissions received. These sales increased $482 (8.6%) for the third quarter of fiscal 2008 primarily due to the increase in lottery and prepaid phone card commissions. These increases were partially offset by a reduction in wholesale sales to franchise stores. The gross profit margin also increased $891 (24.6%) primarily due to the increase in lottery commissions and prepaid phone card commissions from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 86.1% for the third quarter of fiscal 2008, compared to 84.8% for the comparable period in the prior year. The gross profit margins on retail gasoline sales decreased (to 4.7%) during the third quarter of fiscal 2008 from the third quarter of the prior year (5%). However, the gross profit margin per gallon increased (to $.1352) in the third quarter of fiscal 2008 from the comparable period in the prior year ($.1053) primarily due to favorable market conditions. Although the Company achieved above average gross profit margins per gallon during the quarter, management expects market conditions to eventually stabilize and return to historical levels of 10 to 11 cents per gallon over the long term.

The gross profit margin on retail sales of grocery and other merchandise increased (to 31.9%) from the comparable period in the prior year (30.8%), and the prepared food margin also increased (to 63.6%) from the comparable period in the prior year (62.1%). The increase in the grocery and other merchandise margin was primarily due to the continued popularity of higher-margin beverages. The increase in the prepared food margin was primarily due to strong fountain sales, strategic price increases, and the continued utilization of point-of-sale information.

Operating expenses as a percentage of net sales were 10.4% for the third quarter of fiscal 2008 compared to 11.2% for the comparable period in the prior year. The decrease in operating expenses as a percentage of net sales was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 16.7% in the third quarter of 2008 from the comparable period in the prior year, primarily due to weather related costs for utilities and snow removal combined with larger insurance claims and a 41.7% increase in fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline.

Net earnings increased by $1,789 (15.9%). The increase in net earnings was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold, strong same-store sales increases, and increases in the gross profit margins on grocery and other merchandise sales and on prepared food and fountain sales.

Nine Months Ended January 31, 2008 Compared to Nine Months Ended January 31, 2007 (Dollars and Amounts in Thousands)

Nine months ended 1/31/08	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$2,651,804	724,682	227,978	17,857	3,622,321
Gross profit	132,205	239,548	143,095	12,176	527,024
Margin	5%	33.1%	62.8%	68.2%	14.5%

Gasoline Gallons	923,797

Nine months ended 1/31/07	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Sales	$2,159,351	643,269	201,599	16,391	3,020,610
Gross profit	89,185	205,380	125,342	10,007	429,914
Margin	4.1%	31.9%	62.2%	61.1%	14.2%

Gasoline Gallons	897,614

Net sales for the first nine months of fiscal 2008 increased by $601,711 (19.9%) over the comparable period in fiscal 2007. Retail gasoline sales increased by $492,453 (22.8%) as the number of gallons sold increased by 26,183 (2.9%) while the average retail price per gallon increased 19.3%. During this same period, retail sales of grocery and general merchandise increased by $81,413 (12.7%) and prepared food and fountain sales increased by $26,379 (13.1%), due to strong fountain sales and strategic price increases.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone card, and video rental commissions received. These sales increased $1,466 (8.9%) for the first nine months of fiscal 2008 primarily due to the increase in lottery and prepaid phone card commissions. These increases were partially offset by a reduction in wholesale sales to franchise stores. The gross profit margin also increased $2,169 (21.7%) primarily due to the increase in lottery commissions and prepaid phone card commissions from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 85.5% for the first nine months of fiscal 2008, compared to 85.8% for the comparable period in the prior year. The gross profit margins on retail gasoline sales increased (to 5%) during the first nine months of fiscal 2008 from the comparable period in the prior year (4.1%). The gross profit margin per gallon also increased (to $.1431) during the first nine months of fiscal 2008 from the comparable period in the prior year ($.0994) primarily due to favorable market conditions. Although the Company achieved above average gross profit margins per gallon during the nine months, management expects market conditions to eventually stabilize and return to historical levels of 10 to 11 cents per gallon over the long term. The gross profits on retail sales of grocery and general merchandise increased (to 33.1%) from the comparable period in the prior year (31.9%), and the prepared food margin also increased (to 62.8%) from the comparable period in the prior year (62.2%). The increase in the grocery and other merchandise margin was primarily due to the continued popularity of higher-margin beverages. The increase in the prepared food margin was caused primarily by strong fountain sales, strategic price increases, and the continued utilization of point-of-sale information.

Operating expenses as a percentage of net sales were 9.9% for the first nine months of fiscal 2008 compared to 10.1% for the comparable period in the prior year. Operating expenses increased 17.6% in the first nine months of 2008 from the comparable period in the prior year, primarily due to weather related costs in the third quarter for utilities and snow removal combined with larger insurance claims and a 31.1% increase in fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline.

Net earnings increased by $25,168 (55.5%). The increase in net earnings was attributable primarily to the increase in the gross profit margin per gallon of gasoline sold, strong same-store sales increases, and increases in the gross profit margins on grocery and other merchandise sales and on prepared food and fountain sales.

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

The statute of limitations for the federal tax returns remains open for the years 2004 and forward. Tax years 2002 and forward are subject to audit by state tax authorities depending on the tax code of each state.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company does not expect SFAS No. 157 to have a significant impact on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements and disclosures.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, most sales are for cash, and cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2008, the Company’s ratio of current assets to current liabilities was 1.21 to 1. The ratio at January 31, 2007 and April 30, 2007 was .74 to 1 and 1.03 to 1, respectively. Management believes that the Company’s current bank line of credit of $50,000 ($0 outstanding at January 31, 2008), together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations increased $68,877 (128%) during the nine months ended January 31, 2008 from the comparable period in the prior year, primarily as a result of higher net earnings from continuing operations, a smaller decrease in accounts payable and an increase in accrued expenses. Cash used in investing during the nine months ended January 31, 2008 decreased due to the acquisition of the HandiMart stores during the comparable period in the prior year. Cash used in financing increased, primarily due to the proceeds from long-term debt and short-term borrowings received during the comparable period in the prior year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2008, the Company expended $70,413 for property and equipment and goodwill, primarily for the acquisition and remodeling of Company stores compared to $134,933 for the comparable period in the prior year. The Company now anticipates expending approximately $100,000 in fiscal 2008 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of January 31, 2008, the Company had long-term debt of $186,703, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A, $30,000 in principal amount of 7.38% Senior Notes, $23,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $22,857 in principal amount of 7.89% Senior Notes, Series A, $2,000 of mortgage notes payable, and $8,846 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Cautionary Statement Relating to Forward-Looking Statements included as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2007:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs. The Company currently has 3,090 USTs, of which 2,630 are fiberglass and 460 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2007 and 2006, the Company spent approximately $1,431 and $1,519, respectively, for assessments and remediation. During the nine months ended January 31, 2008, the Company expended approximately $825 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2008, approximately $10,611 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at January 31, 2008 of approximately $537 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of January 31, 2008 would have an immaterial effect on the Company’s pretax earnings.

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

These actions are part of a number of similar lawsuits that have been filed within the past year in 28 jurisdictions, including 26 states, Guam and the District of Columbia, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. All other proceedings have been stayed pending rulings on such matters; however, it is expected that discovery efforts by both sides will commence soon. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

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

The Company filed an answer denying the claims, as well as a motion for change of venue to the U.S. District Court for the Southern District of Iowa sitting in Des Moines. That motion was granted on August 30, 2007 and the case has been transferred to Des Moines. On October 31, 2007, the Court conditionally certified the collective action as to “any employees who are or have been employed by Casey’s as an assistant manager at any time since November 1, 2004, and who have unresolved claims for unpaid overtime”, and authorized the mailing of notice of the action to all such persons. Notice recipients who elected to participate in the lawsuit were required to file a form opting in to the lawsuit. The opt-in period has now closed, with approximately 600 persons filing an opt-in form. The Company will be allowed to move to decertify the collective action after discovery is conducted.

On November 20, 2007, the plaintiffs filed a motion to amend their complaint to include class claims under the state laws of eight states where the Company operates, based on the same general factual allegations underlying the FLSA claim. A ruling by the Magistrate Judge allowing an amended complaint to be filed has been appealed to the District Court Judge. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously.

On January 10, 2008, seven current and former store employees filed a companion case to the action brought by assistant managers discussed above. It was filed by the same attorneys representing the assistant managers and is also pending in the U.S. District Court for the Southern District of Iowa in Des Moines. The action is filed as a purported “collective action” pursuant to the Fair Labor Standards Act (FLSA), and also alleges class claims based on “the independent statutory state wage and hours laws of Iowa, Illinois, Indiana, Kansas, Missouri, Nebraska and South Dakota.” The action purports to be brought on behalf of a class consisting of essentially all Casey’s non-management-level store employees employed “during the three-year period immediately preceding the filing of [the] complaint [] at any Casey’s General Store, whether operated directly by Defendant or through one of its wholly owned subsidiaries.” The complaint alleges that the subject employees were denied overtime pay for hours worked in excess of 40 hours per week, as well as mandatory meal and rest breaks, and that the Company failed to accurately record actual hours worked and willfully encouraged the employees to work “off-the-clock”. The complaint seeks damages, including alleged unpaid back wages, liquidated damages, pre- and post- judgment interest, court costs and attorneys fees, as well as equitable relief pursuant to various state laws. A motion to dismiss some of the state law claims was filed on behalf of the Company on February 8, 2008. Management denies plaintiffs’ allegations and intends to contest the matter vigorously.

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

CASEY’S GENERAL STORES, INC.

Date: March 7, 2008	By:	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

31

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

32