Form 10-K
period 2008-04-30
CASEYS GENERAL STORES INC
filed 2008-06-26
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 20, 2008, computed by reference to the closing sales price ($28.50 per share) as quoted on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (October 31, 2007), was $1,375,139,051.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 20, 2008
Common Stock, no par value per share	50,769,662 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

1. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on September 19, 2008 (Item 5 of Part II and Items 10, 11, 12, 13, and 15 of Part III).

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. and its wholly owned subsidiaries (the Company/Casey’s/we) operate convenience stores under the name “Casey’s General Store” in 9 Midwest states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2008, there were a total of 1,468 Casey’s General Stores in operation, of which 1,454 were operated by the Company (Corporate Stores) and 14 stores were operated by franchisees (Franchise Stores). There were no Corporate Stores newly constructed and 12 acquired stores opened in fiscal 2008. There were no Franchise Stores newly opened in fiscal 2008. We operate a central warehouse, Casey’s distribution center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to Corporate and Franchise Stores.

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

Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100) was incorporated in Iowa in 1967. Two of our subsidiaries, Casey's Marketing Company (Marketing Company) and Casey’s Services Company (Services Company), also operate from the corporate headquarters facility and were incorporated in Iowa in March 1995. A third subsidiary, Casey’s Retail Company, was incorporated in Iowa in 2004 and also operates from these facilities.

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

General

Casey’s General Stores seek to meet the needs of residents of smaller towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. We have succeeded at operating Casey’s General Stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store.

In each of the past two fiscal years, we derived over 97% of our gross profits from retail sales by Corporate Stores. We also derived income from continuing monthly royalties based on sales by Franchise Stores; wholesale sales to Franchise Stores; sign and facade rental fees; and the provision of certain maintenance, transportation, and construction services to our franchisees. Our sales historically have been strongest during the first and second fiscal quarters (May through October) and relatively weaker during the third and fourth. In warmer weather, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice.

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

Store Operations

Products Offered

Each Casey’s General Store typically carries over 3,000 food and nonfood items. The products offered are those normally found in a supermarket, except that the stores do not sell fresh meats and selection is generally limited to one or two well-known brands of each item stocked. Most of our staple foodstuffs are nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 88% of the stores offer beer. Our nonfood items include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, and automotive products.

All Casey’s General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol generally are sold under the Casey’s name, although some Franchise Stores sell gasoline under a major oil company brand.

It is our policy to experiment with additions to the Company’s product line, especially products with higher gross profit margins. As a result, we had added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in most Corporate Stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2008, the Company was selling donuts prepared on store premises in approximately 98% of its stores in addition to cookies, brownies, and Danish rolls. The Company installs donut-making facilities in all newly constructed stores.

We began marketing made-from-scratch pizza in 1984, and it is now available in 1,398 Corporate Stores (96%) as of April 30, 2008. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, sub sandwiches, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites.

The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nongasoline items have generated about 27% of our net sales, but they have resulted in approximately 74% of our gross profits from net sales. Gross profit margins on prepared food items averaged approximately 62% during the same thirty-six months—significantly higher than the gross profit margin on retail sales of gasoline, which averaged approximately 5%.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The new standard building designed by the Company is a pre-engineered steel frame building mounted on a concrete slab. The new store design measures 39 feet by 92 feet with approximately 2,300 square feet devoted to sales area, 500 square feet to kitchen space, and 400 square feet to storage and 2 large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each store typically includes 4 or 6 islands of gasoline dispensers and storage tanks with capacity for 40,000 to 60,000 gallons of gasoline. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow pylon sign and facade, both of which display Casey’s name and service mark.

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

Store Locations

The Company traditionally has located its stores in smaller towns not served by national-chain convenience stores. Management believes that a Casey’s General Store provides a service not otherwise available in small towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Where there is no competing store, we can often operate profitably at a highway location in a community with a population of as few as 500.

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings. Approximately 74% of Casey’s net sales for the year ended April 30, 2008 were derived from the retail sale of gasoline. The following table summarizes gasoline sales by Corporate Stores for the three fiscal years ended April 30, 2008:

	Year ended April 30,
	2008	2007	2006
Number of gallons sold	1,214,547,413	1,193,554,420	1,093,574,969
Total retail gasoline sales	$3,558,107,507	$2,881,054,152	$2,478,733,751
Percentage of total revenue	73.7%	71.6%	71.0%
Gross profit percentage (excluding credit card fees)	4.7%	4.3%	5.1%
Average retail price per gallon	$2.93	$2.41	$2.27
Average gross profit margin per gallon (excluding credit card fees)	13.90 ¢	10.40 ¢	11.47 ¢
Average number of gallons sold per Corporate Store*	835,948	821,057	806,221

*	Includes only those stores in operation at least one full year before commencement of the periods indicated.

Retail prices of gasoline increased during the year ended April 30, 2008. The total number of gallons we sold during this period also increased, primarily because of the higher number of Corporate Stores in operation and our efforts to price our retail gasoline to compete in local market areas. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

Distribution and Wholesale Arrangements

The Marketing Company supplies all Corporate Stores and all Franchise Stores with groceries, food, health and beauty aids, and general merchandise from our distribution center. The stores place orders for merchandise through a telecommunications link-up to the computer at our headquarters in Ankeny, and we fill the orders with weekly shipments in Company-owned delivery trucks. The Marketing Company charges Franchise Stores processing and shipping fees for each order our distribution center fills. All of our existing and proposed stores are within the distribution center’s optimum efficiency range—a radius of approximately 500 miles.

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

In fiscal 2008, we purchased directly from manufacturers approximately 90% of the food and nonfood items sold from our distribution center. It is our practice, with few exceptions, not to contract with any of the suppliers of products sold by Casey’s General Stores. We believe the practice is customary in the industry and enables us to respond flexibly to changing market conditions.

Franchise Operations

We have been franchising Casey’s General Stores since 1970. In addition to generating income, franchising historically enabled us to obtain desirable store locations from owners who preferred to become franchisees rather than to sell or lease their locations. Franchising also enabled us to expand our system of stores at a faster rate, thereby achieving operating efficiencies in our warehouse and distribution system as well as stronger identification in our marketing territory. As the Company has grown and strengthened its financial resources, franchising has become less advantageous for us. In recent years we have acquired a number of Franchise Stores through lease or purchase. As of April 30, 2008, there were a total of 11 franchisees operating 14 Franchise Stores. The franchise terms of the 14 remaining Franchise Stores have expired, and the franchises have been allowed to renew on a year-to-year basis to the present time. The Company has notified all of the remaining franchisees that their franchises will not be further renewed when the current renewal term expires. We anticipate there will be no remaining Franchise Stores as of the end of calendar 2008. In the coming months, the company expects to acquire several of the Franchise Stores still in operation.

All franchisees currently pay us a royalty fee equal to 3% of gross receipts derived from total store sales excluding gasoline, subject to a minimum monthly royalty of $300. We currently assess a royalty fee of $0.018 per gallon on gasoline sales, although we have discretion to increase this amount to 3% of retail gasoline sales. In addition, franchisees pay Casey’s a sign and facade rental fee. The franchise agreements do not authorize us to establish the prices to be charged by franchisees. Further, except with respect to certain supplies and items provided in connection with the opening of each store, each franchisee has unlimited authority to purchase supplies and inventory from any supplier, provided the products meet our quality standards. Franchise agreements typically contain a noncompetition clause that restricts the franchisee's ability to operate a convenience-style store in a specified area for a period of two or three years following termination of the agreement.

Personnel

On April 30, 2008, we had 7,480 full-time employees and 10,503 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

Competition

Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey's General Stores. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores; similar retail outlets; and, to a lesser extent, prepared food outlets, restaurants, and expanded gasoline stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, expanded gasoline stations, supermarkets, discount food stores, and traditional convenience stores. Convenience store chains competing in the larger towns served by Casey's General Stores include 7-Eleven, Quik Trip, Kwik Trip, and regional chains. Some of the Company's competitors have greater financial and other resources than we do. These competitive factors are discussed further in Item 7 of this Form 10-K.

Service Marks

The name “Casey’s General Store” and the service mark consisting of the Casey’s design logo (with the words “Casey’s General Store”) are our registered service marks under federal law. We believe these service marks are of material importance in promoting and advertising the Company's business.

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Corporate Stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 3,137 USTs, 2,648 of which are fiberglass and 489 are steel, and believe that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners. In the years ended April 30, 2008 and 2007, we spent approximately $1,133,000 and $1,431,000, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2008, approximately $11,026,000 has been received from such programs since inception. The amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. At April 30, 2008, we had an accrued liability of approximately $259,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

Over the past three fiscal years, our gasoline revenues accounted for approximately 72% of total revenue and our gasoline gross profit accounted for approximately 23% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of shortage, which could result from, among other things, lack of capacity at United States oil refineries or the absence of gasoline contracts that guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products could adversely affect consumer demand for gasoline. Volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our gasoline gallon volume, gasoline gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.

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

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2007 through April 30, 2008 we acquired 12 convenience stores. We expect to continue pursuing acquisition opportunities.

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

We own our corporate headquarters and distribution center. Located on a 45-acre site in Ankeny, Iowa, these adjacent facilities and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. The original complex was completed in February 1990 and placed in full service at that time. In fiscal 2007, we added 98,000 square feet to the distribution center, 20,000 square feet of office space, additional paving for truck parking, and necessary drainage and landscaping improvements.

On April 30, 2008, we owned the land at 1,398 locations and the buildings at 1,407 locations and leased the land at 56 locations and the buildings at 47 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

As we have previously reported, the Company is the defendant in a purported class action suit filed March 13, 2003 in Circuit Court for the Third Judicial Circuit, Madison County, Illinois, by a former store manager, individually and on behalf of persons similarly situated. The suit is filed under Illinois law on behalf of all persons employed by the Company or one of its affiliates who at any time from February 1993 through the time of final judgment were not paid overtime compensation for hours worked in excess of 40 per week. The plaintiff seeks relief for herself and class members under the Illinois Minimum Wage Law, the Illinois Wage Payment and Collection Act and similar laws of other states. The Company answered the complaint and filed a motion to dismiss on grounds that, among other things, the Company’s store managers are exempt from overtime laws as executive employees, or the equivalent, under applicable federal and state laws. Proceedings in the action were stayed pending a ruling on the motion to dismiss. The court issued its ruling on April 29, 2008, denying the motion to dismiss the plaintiff’s individual claims based on alleged violations of Illinois law, but granting the motion to dismiss as to the class claims based on alleged violations of other states’ overtime laws. The plaintiff was granted leave to re-file the class action claim, provided the purported class could be clearly identified and provided the plaintiff could demonstrate that she can adequately and fairly represent the interests of the class members. The Court called into question the plaintiff’s ability to represent class members residing outside Illinois, in light of an August 2005 decision by the Supreme Court of Illinois in an unrelated case. The plaintiff on June 13, 2008 filed an amended complaint in which the class action claim is limited to persons employed as managers of Casey’s stores within the state of Illinois. The Company will file an answer denying plaintiff’s claims and asserting the same defenses previously raised. The Company intends to vigorously contest the matters complained of and resist class certification.

The Company also is named as a defendant in five lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

These actions are part of a number of similar lawsuits that have been filed since November 2006 in 28 jurisdictions, including 26 states, Guam and the District of Columbia, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides are being pursued. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

The Company also is the defendant in an action now pending in the United States District Court for the Southern District of Iowa, brought by two former employees claiming that Casey’s failed to properly pay overtime compensation to its assistant managers. Specifically, plaintiffs claim that the assistant managers were treated as nonexempt employees entitled to overtime pay, but that the Company did not properly record all hours worked and failed to pay the assistant managers overtime pay for all hours worked in excess of 40 per week. The action purports to be a collective action under the Fair Labor Standards Act (FLSA) brought on behalf of all “persons who are currently or were employed during the three-year period immediately preceding the filing of [the] complaint as ‘Assistant Managers’ at any Casey’s General Store operated by [the] Defendant (directly or through one of its wholly owned subsidiaries), who worked overtime during any given week within that period, and who have not filed a complaint to recover overtime wages.” The complaint seeks relief in the form of back wages owed all members of the class during the three-year period preceding the filing of the complaint, liquidated damages, attorneys fees, and costs.

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

On November 20, 2007, the plaintiffs filed a motion to amend their complaint to include class claims alleging violations of the state laws of eight states where the Company operates, based on the same general factual allegations underlying the FLSA claim. The court allowed the amended complaint to be filed, with modifications. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously. Discovery activities are now in progress.

On January 10, 2008, seven current and former store employees filed a companion case to the action brought by assistant managers discussed above. It was filed by the same attorneys representing the assistant managers and is also pending in the U.S. District Court for the Southern District of Iowa in Des Moines. This action also is filed as a collective action pursuant to the FLSA, and also alleges class claims based on “the independent statutory state wage and hours laws of Iowa, Illinois, Indiana, Kansas, Missouri, Nebraska and South Dakota.” The action purports to be brought on behalf of a class consisting of essentially all Casey’s non-management-level store employees employed “during the three-year period immediately preceding the filing of [the] complaint [] at any Casey’s General Store, whether operated directly by Defendant or through one of its wholly owned subsidiaries.” The complaint alleges that the subject employees were denied overtime pay for hours worked in excess of 40 hours per week, as well as mandatory meal and rest breaks, and that the Company failed to accurately record actual hours worked and willfully encouraged the employees to work “off-the-clock”. The complaint seeks damages, including alleged unpaid back wages, liquidated damages, pre- and post- judgment interest, court costs and attorneys fees, as well as equitable relief pursuant to various state laws. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously.

From time to time we are involved in other legal and administrative proceedings or investigations arising from the conduct of our business operations, including contractual disputes; environmental contamination or remediation issues; employment or personnel matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 50,733,162 shares of common stock outstanding at April 30, 2008 had a market value of $1.1 billion, and there were 2,444 shareholders of record.

Common Stock Market Prices

Calendar 2006	High	Low	Calendar 2007	High	Low	Calendar 2008	High	Low
Q1	$27.20	$22.02	Q1	$26.70	$23.49	Q1	$29.65	$21.69
Q2	25.57	20.15	Q2	29.46	24.84	Q2
Q3	25.99	21.01	Q3	29.88	23.02	Q3
Q4	26.00	21.19	Q4	31.39	27.00	Q4

Dividends

We began paying cash dividends during fiscal 1991. The dividends paid in fiscal 2008 totaled $0.26 per share. The dividends paid in fiscal 2007 totaled $0.20 per share. On June 10, 2008, the Board of Directors declared a quarterly dividend of $0.075 payable August 15, 2008 to shareholders of record on August 1, 2008. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared during the calendar years 2006-08 were as follows:

Calendar 2006	Cash dividend declared	Calendar 2007	Cash dividend declared	Calendar 2008	Cash dividend declared
Q1	$0.045	Q1	$0.05	Q1	$0.065
Q2	0.05	Q2	0.065	Q2
Q3	0.05	Q3	0.065	Q3
Q4	0.05	Q4	0.065	Q4

	$0.195		$0.245

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Earnings Data

	Years ended April 30,
	2008	2007	2006	2005	2004
Total revenue	$4,827,087	$4,024,010	$3,492,476	$2,787,538	$2,311,703
Cost of goods sold	4,141,078	3,440,725	2,966,254	2,330,741	1,891,179

Gross profit	686,009	583,285	526,222	456,797	420,524

Operating expenses	474,555	410,459	361,857	327,009	303,929
Depreciation and amortization	67,607	63,895	56,898	51,685	47,923
Interest, net	9,792	11,184	8,896	10,739	12,398

Earnings from continuing operations before income taxes	134,055	97,747	98,571	67,364	56,274
Federal and state income taxes	49,051	34,205	35,353	24,905	18,217

Net earnings from continuing operations	85,004	63,542	63,218	42,459	38,057
Loss on discontinued operations, net of tax benefit	113	1,651	1,667	5,706	1,591
Cumulative effect of accounting change, net of tax benefit	—	—	1,083	—	—

Net earnings	$84,891	$61,891	$60,468	$36,753	$36,466

Basic
Earnings from continuing operations	$1.68	$1.26	$1.25	$.84	$.76
Loss on discontinued operations	—	.03	.03	.11	.03
Cumulative effect of accounting change, net of tax benefit	—	—	.02	—	—

Net earnings	$1.68	$1.23	$1.20	$.73	$.73

Diluted
Earnings from continuing operations	$1.67	$1.25	$1.24	$.84	$.76
Loss on discontinued operations	—	.03	.03	.11	.03
Cumulative effect of accounting change, net of tax benefit	—	—	.02	—	—

Net earnings	$1.67	$1.22	$1.19	$.73	$.73

Weighted average number of common shares outstanding—basic	50,681	50,468	50,310	50,115	49,876
Weighted average number of common shares outstanding—diluted	50,859	50,668	50,610	50,284	50,041

Dividends paid per common share	$0.26	$0.20	$0.18	$0.195	$0.13

Balance Sheet Data

	As of April 30,
	2008	2007	2006	2005	2004
Current assets	$313,256	$240,619	$192,766	$143,140	$147,193
Total assets	1,219,200	1,129,271	988,899	871,619	834,972
Current liabilities	259,099	234,267	245,056	170,837	146,226
Long-term debt	181,443	199,504	106,512	123,064	144,158
Shareholders’ equity	647,472	572,264	523,190	469,137	439,794

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2008 Compared with Fiscal 2007

Total revenue for fiscal 2008 increased 20% to $4,827,087, primarily due to a 21.4% increase in gas prices, an increase in the number of gallons sold, and an increase in same-store sales. Retail gasoline sales for the fiscal year were $3,558,108, an increase of 23.5%, and gallons sold increased 1.8% to 1,214,547. Inside sales (grocery & other merchandise and prepared food & fountain) increased 11.1% to $1,244,257.

Cost of goods sold as a percentage of total revenue was 85.8% for fiscal 2008 compared with 85.5% for the prior year. The gas margin increased to 4.7% in fiscal 2008 from 4.3% in fiscal 2007. The grocery & other merchandise margin increased to 33.1% in fiscal 2008 from 32.7% in fiscal 2007 due to the growing popularity of high-margin beverages. In the prior year, the State of Iowa substantially increased the excise tax on cigarettes without implementing an inventory floor tax resulting in a one-time benefit of $4,800. Without the one time benefit, the margin would have been 32.1%. The prepared food & fountain margin increased to 62.3% from 62%.

Operating expenses increased 15.6% in fiscal 2008, driven by an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices, higher wages, and additional insurance claims. Higher gasoline prices decreased the operating expense ratio to 9.8% of total revenue in fiscal 2008 from 10.2% in the prior year.

Depreciation and amortization expense increased 5.8% to $67,607 in fiscal 2008 from $63,895 in fiscal 2007. The increase was due to capital expenditures made in fiscal 2008.

The effective tax rate increased 1.6% to 36.6% in fiscal 2008 from 35% in fiscal 2007. The increase in the effective tax rate was primarily due to the increase in the Financial Accounting Standards Board Interpretation No. 48 (FIN 48) tax contingencies and the stability in the applicable rate of the total net deferred tax liabilities. This increase was partially offset by the increase in federal tax credits.

Net earnings from continuing operations increased to $85,004 in fiscal 2008 from $63,542 in fiscal 2007. The increase was due primarily to the increase in the gross profit margin per gallon of gasoline sold, an increase in same-store sales from the prior year, and slight increases in the average margin on grocery & other merchandise sales and prepared food & fountain sales.

Fiscal 2008 discontinued operations resulted in a loss of $113 (net of $72 income tax benefit) compared with a loss of $1,651 (net of $1,055 income tax benefit) in fiscal 2007. Discontinued stores had total revenues of $16,172 and $23,052 and pretax operating losses of $274 and $688 for fiscal 2008 and 2007, respectively. Included was a gain on disposal of $89 (net of $35 income tax expense) for the year ended April 30, 2008 and a loss on disposal of $2,018 (net of $787 income tax benefit) for the year ended April 30, 2007. The gain and loss on disposal for the years ended April 30, 2008 and 2007 included write-downs of stores to net realizable value, as well as gains and losses on sales of stores.

Fiscal 2007 Compared with Fiscal 2006

Total revenue for fiscal 2007 increased 15.2% to $4,024,010, primarily due to a 6.5% increase in gas prices, an increase in the number of gallons sold, an increase in same-store sales, and the net addition of 54 Corporate Stores. Retail gasoline sales for the fiscal year were $2,881,054, an increase of 16.2%, and gallons sold increased 9.1% to 1,193,554. Inside sales (grocery & other merchandise and prepared food & fountain) increased 12.5% to $1,120,085.

Cost of goods sold as a percentage of total revenue was 85.5% for fiscal 2007 compared with 84.9% for the prior year. The increase was caused by a decrease in the gas margin to 4.3% in fiscal 2007 from 5.1% in fiscal 2006 due to the higher cost of gasoline. The grocery & other merchandise margin increased to 32.7% in fiscal 2007 from 32.2% in fiscal 2006 due to a one-time benefit of $4,800 related to cigarettes. The State of Iowa substantially increased the excise tax on cigarettes without implementing an inventory floor tax. Without the one time benefit, the margin would have been 32.1%. The prepared food & fountain margin decreased to 62% from 63% primarily due to our switch to a dual cola program.

Operating expenses increased 13.4% in fiscal 2007, driven by an increase in bank fees resulting from customers’ greater use of credit cards and higher retail gasoline prices and an increase in the number of Corporate Stores. Higher gasoline prices decreased the operating expense ratio to 10.2% of total revenue in fiscal 2007 from 10.4% in the prior year.

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

Fiscal 2007 discontinued operations resulted in a loss of $1,651 (net of $1,055 income tax benefit) compared with a loss of $1,667 (net of $1,065 income tax benefit) in fiscal 2006. Discontinued stores had total revenues of $23,052 and $29,728 and pretax operating losses of $688 and $1,170 for fiscal 2007 and 2006, respectively. Included were losses on disposal of $2,018 (net of $787 income tax benefit) for the year ended April 30, 2007 and $1,562 (net of $609 income tax benefit) for the year ended April 30, 2006. The losses on disposal for the years ended April 30, 2007 and 2006 included write-downs of stores to net realizable value as well as gains and losses on sales of stores.

COMPANY NET SALES AND GROSS PROFITS

	Years ended April 30,
	2008	2007	2006
Total revenue
Gasoline	$3,558,108	$2,881,054	$2,478,734
Grocery & other merchandise	942,659	852,812	767,474
Prepared food & fountain	301,598	267,273	228,525
Other	24,722	22,871	17,743

	$4,827,087	$4,024,010	$3,492,476

Gross profits (1)
Gasoline	$168,859	$124,094	$125,443
Grocery & other merchandise	311,863	278,650	247,024
Prepared food & fountain	187,947	165,764	144,036
Other	17,340	14,777	9,719

	$686,009	$583,285	$526,222

INDIVIDUAL STORE COMPARISONS (2)

	Years ended April 30,
	2008	2007	2006
Corporate Stores
Average retail sales	$3,305	$2,763	$2,568
Average retail inside sales	856	778	742
Average gross profit on inside items	340	302	284
Average retail sales of gasoline	2,449	1,985	1,826
Average gross profit on gasoline (3)	115	84	91
Average operating income (4)	136	102	107
Average number of gallons sold	836	821	806
Franchise Stores
Average franchise revenue (5)	$41	$38	$36

(1)	Gross profits represent total revenue less cost of goods sold. Gross profit is given before charge for depreciation and amortization.
(2)	Individual store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.
(3)	Retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be adversely affected by factors beyond our control, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on our earnings.
(4)	Average operating income represents retail sales less cost of goods sold, including cost of merchandise, financing costs, and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our payments to the Company’s benefit plans.
(5)	Average franchise revenue includes a royalty fee equal to 3% of gross receipts derived from store sales of nongasoline items, a royalty fee of $0.018 per gallon on gasoline sales, and sign and façade rental fees.

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

Long-lived Assets

The Company periodically monitors underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally on a store-by-store basis. We recorded impairment charges of $450 in fiscal 2008, $1,475 in fiscal 2007, and $600 in fiscal 2006.

Self-insurance

We are primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $14,179, $13,733 and $13,178, for the years ended April 30, 2008, 2007, and 2006, respectively.

Liquidity and Capital Resources

Due to the nature of our business, most sales are for cash; cash from operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2008, the Company’s ratio of current assets to current liabilities was 1.21 to 1. The ratio at April 30, 2007 and at April 30, 2006 was 1.03 to 1 and .79 to 1, respectively. We believe our current $50,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by continuing operations increased $64,572 (58%) in the year ended April 30, 2008, primarily because of larger net earnings and an increase in accounts payable. Accounts payable increased primarily due to the high cost per gallon of gasoline. Cash used in investing in the year ended April 30, 2008 decreased $64,318 (42.4%) primarily due to the acquisition of a business in the prior fiscal year. Cash flows from financing decreased $112,469, primarily because of the proceeds from long-term debt issued in the prior fiscal year.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in Corporate Stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2008, we expended $89,315 for property and equipment, primarily for the acquisition and remodeling of Corporate Stores compared with $154,433 in the prior year. In fiscal 2009, we anticipate expending approximately $130,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of Corporate Stores.

As of April 30, 2008, we had long-term debt of $181,443 consisting of $100,000 in principal amount of 5.72% senior notes, series A and B; $30,000 in principal amount of 7.38% senior notes; $18,000 in principal amount of senior notes, series A through series F, with interest rates ranging from 6.18% to 7.23%; $22,857 in principal amount of 7.89% senior notes, series A; $1,927 of mortgage notes payable; and $8,659 of capital lease obligations.

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

Interest on the 7.89% series A senior notes is payable semi-annually on the 15th day of May and November in each year commencing November 15, 2000. The 7.89% senior notes mature May 15, 2010 with prepayments of principal commencing on May 15, 2004 and each May 15 thereafter to and including May 15, 2009. The remaining principal is payable at maturity on May 15, 2010. We may at any time prepay the 7.89% senior notes in whole or in part in an amount not less than $2,000 at a redemption price calculated in accordance with the Note Purchase Agreement dated May 1, 2000 between the Company and the purchasers of the 7.89% senior notes.

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

The table below presents our significant contractual obligations, including interest, at April 30, 2008:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$267,605	28,215	46,429	35,110	157,851
Mortgage notes	19,463	17,376	1,568	519	—
Capital lease obligations	18,584	1,247	1,542	1,168	14,627
Operating lease obligations	1,143	560	457	93	33
Unrecognized tax benefits	5,655	—	—	—	—
Deferred compensation	10,201	—	—	—	—

Total	$322,651	47,398	49,996	36,890	172,511

Included in mortgage notes payable in less than 1 year in the table above is $10,784 relating to the purchase of the Gas ‘N Shop stores that may be paid in future years. The seller has an option at any time to make an immediate sale of any or all of the stores or to lease any of the stores to us for a period of five years and an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price within forty-five days of notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the purchase of Gas ‘N Shop.

Unrecognized tax benefits relate to uncertain tax positions recorded under FIN 48, which we adopted on May 1, 2007. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

At April 30, 2008, the Company had a total of $5,655 in gross unrecognized tax benefits. Of this amount, $4,339 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries. The total amount of accrued interest and penalties for such unrecognized tax benefits was $548 as of April 30, 2008. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2004 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of April 30, 2008, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next 12 months.

Included in long-term liabilities on our consolidated balance sheet at April 30, 2008, was a $10,201 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table.

At April 30, 2008, we were partially self-insured for workers’ compensation claims in all 9 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $8,800 were issued and outstanding at April 30, 2008 and 2007, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2008 would have no material effect on pretax earnings.

In the past, we have used a variety of derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. It was anticipated that such risk would be mitigated by price changes in the underlying hedged items. No derivative instruments were used during fiscal year 2008. See Note 1 to the Consolidated Financial Statements included in this Form 10-K for additional information concerning our prior use of such derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for stock based compensation effective May 1, 2006, and changed its method of quantifying errors effective in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 26, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa

June 26, 2008

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the internal control over financial reporting of Casey’s General Stores, Inc. and subsidiaries (the Company) appearing under Item 9A, as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Casey’s General Stores, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2008, and our report dated June 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa

June 26, 2008

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$154,523	$107,067
Receivables	16,662	13,432
Inventories	124,503	109,702
Prepaid expenses	9,817	7,685
Income taxes receivable	7,751	2,733

Total current assets	313,256	240,619

Property and equipment, at cost
Land	249,842	233,887
Buildings and leasehold improvements	523,748	501,470
Machinery and equipment	655,270	620,620
Leasehold interest in property and equipment	15,194	15,452

	1,444,054	1,371,429
Less accumulated depreciation and amortization	595,316	538,121

Net property and equipment	848,738	833,308

Other assets, net of amortization	8,898	8,756
Goodwill	48,308	46,588

Total assets	$1,219,200	$1,129,271

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$34,383	$47,566
Accounts payable	163,343	134,375
Accrued expenses
Property taxes	13,877	13,097
Insurance	18,265	16,391
Other	29,231	22,838

Total current liabilities	259,099	234,267

Long-term debt, net of current maturities	181,443	199,504
Deferred income taxes	105,959	105,724
Deferred compensation	10,201	9,016
Other long-term liabilities	15,026	8,496

Total liabilities	571,728	557,007

Commitments and contingencies

Shareholders’ equity

Preferred stock, no par value, none issued	—	—
Common stock, no par value, 50,733,162 and 50,592,212 shares issued and outstanding at April 30, 2008 and 2007, respectively	57,690	53,547
Retained earnings	589,782	518,717

Total shareholders’ equity	647,472	572,264

Total liabilities and shareholders’ equity	$1,219,200	$1,129,271

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Years ended April 30,
	2008	2007	2006
Total revenue	$4,827,087	$4,024,010	$3,492,476
Cost of goods sold (exclusive of depreciation, shown separately below)	4,141,078	3,440,725	2,966,254

Gross profit	686,009	583,285	526,222
Operating expenses	474,555	410,459	361,857
Depreciation and amortization	67,607	63,895	56,898
Interest, net	9,792	11,184	8,896

Earnings from continuing operations before income taxes	134,055	97,747	98,571
Federal and state income taxes	49,051	34,205	35,353

Net earnings from continuing operations	85,004	63,542	63,218
Loss on discontinued operations, net of tax benefit of $72, $1,055 and $1,065	113	1,651	1,667
Cumulative effect of accounting change, net of tax benefit of $692	—	—	1,083

Net earnings	$84,891	$61,891	$60,468

Basic
Earnings from continuing operations	$1.68	$1.26	$1.25
Loss on discontinued operations, net of tax benefit	—	.03	.03
Cumulative effect of accounting change	—	—	.02

Net earnings per common share	$1.68	$1.23	$1.20

Diluted
Earnings from continuing operations	$1.67	$1.25	$1.24
Loss on discontinued operations, net of tax benefit	—	.03	.03
Cumulative effect of accounting change	—	—	.02

Net earnings per common share	$1.67	$1.22	$1.19

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common stock	Retained earnings	Total
Balance at April 30, 2005	$46,516	$422,621	$469,137
Net earnings	—	60,468	60,468
Payment of dividends	—	(9,060)	(9,060)
Proceeds from exercise of stock options (178,850 shares)	2,139	—	2,139
Tax benefits related to nonqualified stock options	506	—	506

Balance at April 30, 2006	$49,161	$474,029	$523,190
Net earnings	—	61,891	61,891
Payment of dividends	—	(10,098)	(10,098)
Proceeds from exercise of stock options (223,550 shares)	2,941	—	2,941
Tax benefits related to nonqualified stock options	919	—	919
Stock based compensation	526	—	526
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	(7,105)	(7,105)

Balance at April 30, 2007	$53,547	$518,717	$572,264
Net earnings	—	84,891	84,891
Payment of dividends	—	(13,180)	(13,180)
Proceeds from exercise of stock options (156,950 shares)	2,104	—	2,104
Tax benefits related to nonqualified stock options	607	—	607
Stock based compensation	1,432	—	1,432
Remeasurement of income taxes upon adoption of FIN 48	—	(646)	(646)

Balance at April 30, 2008	$57,690	$589,782	$647,472

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2008	2007	2006
Cash flows from continuing operations
Net earnings from continuing operations	$85,004	$63,542	$63,218
Adjustments to reconcile net earnings to net cash provided by continuing operations
Cumulative effect of accounting change	—	—	(1,083)
Depreciation and amortization	67,607	63,895	56,898
Other amortization	271	482	1,871
Stock-based compensation	1,432	526	—
Loss on sale of property and equipment	2,996	3,076	1,757
Deferred income taxes	235	(406)	(2,110)
Changes in operating assets and liabilities, net of acquisitions
Receivables	(3,230)	(2,400)	(2,841)
Inventories	(14,801)	(10,437)	(20,863)
Prepaid expenses	(2,132)	(696)	(2,384)
Accounts payable	28,968	(11,746)	45,481
Accrued expenses	9,047	4,681	4,746
Income taxes receivable	1,146	1,233	3,386
Other, net	(639)	(418)	(267)

Net cash provided by continuing operations	175,904	111,332	147,809
Cash flows from investing
Purchase of property and equipment	(89,315)	(87,704)	(99,913)
Payments for acquisition of business	—	(66,729)	(4,536)
Proceeds from sales of property and equipment	1,964	2,764	3,915

Net cash used in investing activities	(87,351)	(151,669)	(100,534)
Cash flows from financing
Proceeds from long-term debt	—	100,000	—
Payments of long-term debt	(31,364)	(22,814)	(20,018)
Proceeds from exercise of stock options	2,104	2,941	2,139
Payments of cash dividends	(13,180)	(10,098)	(9,060)

Net cash (used in) provided by financing activities	(42,440)	70,029	(26,939)
Cash flows from discontinued operations
Operating cash flows	84	792	518
Investing cash flows	1,259	1,214	5,464

Net cash flows provided by discontinued operations	1,343	2,006	5,982

Net increase in cash and cash equivalents	47,456	31,698	26,318
Cash and cash equivalents at beginning of year	107,067	75,369	49,051

Cash and cash equivalents at end of year	$154,523	$107,067	$75,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for
Interest, net of amount capitalized	$15,354	$12,417	$10,657
Income taxes	47,710	31,271	32,995
Noncash investing and financing activities
Property and equipment and goodwill acquired through installment purchases or business acquisitions	120	11,744	27,458
Increase in common stock and increase in income taxes receivable due to tax benefits related to nonqualified stock options	607	919	506

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.	SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,468 convenience stores in 9 Midwest states. At April 30, 2008, the Company owned or leased 1,454 of these stores and 14 stores were owned or leased by franchisees. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2008 were distributed as follows: 74% gasoline, 20% grocery & other merchandise, and 6% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

Inventories Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory (excluding cigarettes, beer, pop, and prepared foods, which are stated at cost) is determined by the retail method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. Below is a summary of the inventory values at April 30, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
Gasoline	$59,823	46,577
Merchandise	88,978	83,237
Merchandise LIFO reserve	(24,298)	(20,112)

Total inventory	$124,503	109,702

Goodwill SFAS No. 142 Goodwill and Other Intangible Assets requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be tested for impairment at least annually. The Company assesses goodwill in the fourth quarter using a market based approach to establish fair value. As of April 30, 2008, there was $48,308 of goodwill, and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment.

Store closings and asset impairment The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins active marketing of the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The results of operations of certain stores are presented as discontinued operations in the accompanying consolidated statements of earnings in accordance with the provisions of SFAS No. 144, Accounting of the Impairment or Disposal of Long-Lived Assets. Any such store is presented in discontinued operations beginning in the quarter in which the asset qualifies as held for sale or is disposed of and no further involvement or benefit is expected upon disposal. Operating results of discontinued operations include related write-downs of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Included in the loss on discontinued operations was a gain on disposal of $89 (net of $35 income tax expense) for the year ended April 30, 2008. Losses on disposal of $2,018 (net of $787 income tax benefit) were recorded for the year ended April 30, 2007; losses on disposal of $1,562 (net of $609 income tax benefit) were recorded for the year ended April 30, 2006. Assets held for sale at April 30, 2008 and 2007 were $1,650 and $2,900, respectively, and are included in net property & equipment.

The Company monitors underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, including goodwill where applicable, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $450 in fiscal 2008, $1,475 in fiscal 2007, and $600 in fiscal 2006. Impairment charges are a component of operating expenses.

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

Excise taxes Excise taxes approximating $414,000, $423,000, and $377,000 collected from customers on retail gasoline sales are included in net sales for fiscal 2008, 2007, and 2006, respectively.

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

Discontinued operations Sales from discontinued operations were $16,172, $23,052, and $29,728 for the years ended April 30, 2008, 2007, and 2006, respectively. Losses from discontinued operations were $185 for the year ended April 30, 2008, including a $89 pretax gain on disposal. Losses from discontinued operations were $2,706 and $2,732 for the years ended April 30, 2007 and 2006, respectively. Losses from discontinued operations were net of tax benefits of $72, $1,055, and $1,065, for the years ended April 30, 2008, 2007, and 2006, respectively.

The Company’s consolidated balance sheet as of April 30, 2008 included $1,650 in net property and equipment classified as assets held for sale; there were no related liabilities pertaining to discontinued operations. The Company’s consolidated balance sheet as of April 30, 2007 included $2,900 in net property and equipment and no related liabilities pertaining to discontinued operations.

Earnings per common share Basic earnings per share have been computed by dividing net income by the weighted average outstanding common shares during each of the years. Calculation of diluted earnings per share treats stock options outstanding as potential common shares to the extent they are dilutive.

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

Derivative instruments The Company occasionally has used a variety of derivative instruments such as options and futures to hedge against the volatility of gasoline cost, under which the Company was at risk for possible changes in the market value for these derivative instruments. There were no options or futures contracts during the years ended April 30, 2008, 2007, or 2006.

Stock-based compensation Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share Based Payment using the “modified prospective” transition method. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with SFAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. The impact of net earnings as a result of the adoption of SFAS 123R was $1,432 in fiscal 2008 and $526 in fiscal 2007.

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

Year ended April 30, 2006
Net income as reported	$60,468
Deducted amount
Total stock-based employee compensation expense determined by fair-value method for awards, net of related tax effects	458
Pro forma net income	$60,010

Basic earnings per common share
As reported	$1.20
Pro forma	$1.19

Diluted earnings per common share
As reported	$1.19
Pro forma	$1.19

The weighted average fair value of the stock options granted during 2006 was $6.06 on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following weighted average assumptions: 2006—expected dividend yield of 0.87%, risk-free interest rate of 4.04%, estimated volatility of 24%, and an expected life of 6.2 years.

Recent Accounting Pronouncements In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2008 and reduced retained earnings by $646 due to the adoption of this interpretation.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, there requiring an entity to develop its own assumptions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 159 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations SFAS No. 141R “Business Combinations” replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R on May 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first reporting period beginning on or after November 15, 2008. The Company will adopt SFAS No. 161 on February 1, 2009.

Reclassifications Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. The sales and cost of goods sold were reduced by $8,475 in fiscal 2006 for prepaid phone card and video rental commissions that were previously recorded as gross rather than as net commissions.

2.	BUSINESS ACQUISITIONS

On October 3 and October 4, 2006, the Company acquired the assets comprising the HandiMart convenience store chain that was owned by Nordstrom Oil Company and headquartered in Cedar Rapids, Iowa. The Company did not issue any stock for the transaction or acquire any stock of the selling company. The trade name HandiMart is included in the assets purchased. The chain acquired consisted of 32 HandiMart convenience stores and 1 truck stop operated under the name Just Diesel. The convenience stores all have been converted to the Company’s system of operation and Casey’s identifying signage has been incorporated into each of them. These stores were acquired to increase Casey’s market presence within Eastern Iowa.

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

As of April 30, 2008, the entire purchase price of $66,729 has been paid in full. The Company also assumed leases of the real estate comprising 11 of the stores. The leases vary in the amount of rent to be paid, the length of the term, and the options available to the Company. The Company has capitalized 5 of these leases with an aggregate present value of $8,383 that is included in leasehold interest in property and equipment and long-term debt. One of the leased stores has been purchased and the remaining 5 leases are being treated as operating leases.

The results of operations of the HandiMart stores from the dates of acquisition through April 30, 2008 and 2007 are included in the statement of earnings and statement of cash flows.

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations, including the HandiMart convenience store chain acquired in October of 2006 as if the transaction occurred at the beginning of the fiscal years (amounts in thousands, except per share data):

	Years ended April 30,
	2008	2007	2006
Total revenues	$4,827,087	4,111,366	3,676,090

Earnings from continuing operations before loss on discontinued operations and cumulative effect of accounting change	$85,004	64,413	65,433
Net earnings	$84,891	62,762	62,683
Earnings per share
Basic	$1.68	1.24	1.25
Diluted	$1.67	1.24	1.24

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

As of April 30, 2008, principal payments of $18,410 had been paid and the remaining $10,784 had been recorded in current maturities of long-term debt. The Asset Purchase Agreement allows the seller to make an immediate sale of any or all of the stores or to lease any of the stores to the Company for a period of five years and grants to the seller an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price within forty-five days of notice. As of April 30, 2008, 33 stores had been purchased under the agreement and 18 were still being leased. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. Lease payments of $1,147, $1,309 and $345 were paid during the years ended April 30, 2008, 2007, and 2006 respectively, and were recorded as interest expense. Any remaining principal balance must be paid by January 2011.

The results of operations of the GNS stores from the date of acquisition through April 30, 2008 and 2007 are included in the statement of earnings and statement of cash flows. Disclosure of pro forma financial statements was considered insignificant for the periods presented.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $195,000 and $216,000, respectively, at April 30, 2008 and 2007.

Interest expense is net of interest income of $5,125, $1,321, and $1,308 for the years ended April 30, 2008, 2007, and 2006, respectively. Interest expense in the amount of $182, $284, and $398 was capitalized during the years ended April 30, 2008, 2007, and 2006, respectively.

The next table delineates the Company’s long-term debt at carrying value.

	As of April 30,
	2008	2007
Capitalized lease obligations discounted at 4.75% to 6% due in various monthly installments through 2048 (Note 7)	$9,393	10,109

Mortgage notes payable due in various installments through 2012 with interest at 6% to 7%	19,147	33,247

7.38% senior notes due in 21 semi-annual installments beginning in December 2010	30,000	30,000

Senior notes due in various installments from 2004 through 2019 with interest at 6.18% to 7.23%	23,000	28,000

7.89% senior notes due in 7 annual installments beginning in May 2004	34,286	45,714

5.72% senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	100,000	100,000

	215,826	247,070

Less current maturities	34,383	47,566

	$181,443	199,504

Various debt agreements contain certain operating and financial covenants. At April 30, 2008, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2008 and thereafter:

Years ended April 30,
2009	$34,383
2010	13,595
2011	14,707
2012	4,528
2013	14,036
Thereafter	134,577

$215,826

Included in current maturities for fiscal 2009 in the preceding tables is $10,784 relating to the purchase of the Gas ‘N Shop chain, which may be paid in future years. The seller has an option at any time to make an immediate sale of any or all of the stores or to lease any of the stores to the Company for a period of five years from the original acquisition date. The seller also has an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price within forty-five days of notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease. See Note 2 for additional information regarding the purchase of Gas ‘N Shop.

4.	PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock, none of which has been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock. Dividends paid totaled $0.26, $0.20, and $0.18 per share for the years ended April 30, 2008, 2007, and 2006, respectively.

Common share purchase rights On June 14, 1989, the Board of Directors adopted the Shareholder Rights Plan, providing for the distribution of one common share purchase right for each share of common stock outstanding. The rights generally become exercisable ten days following a public announcement that 15% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent. The rights will expire on the earlier of June 14, 2009 or redemption by the Company. Certain terms of the rights are subject to adjustment to prevent dilution. Further description and terms of the rights are set forth in the amended Rights Agreement between the Company and Computershare Trust Company, N.A., which serves as Rights Agent.

Stock option plans Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Options for 366,664 shares were available for grant at April 30, 2008, and options for 783,550 shares (which expire between 2009 and 2017) were outstanding. Any additional option share requirements in the future will require approval by the shareholders of the Company. Additional information is provided in the Company’s 2008 proxy statement.

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

On June 25, 2007, stock options totaling 246,000 shares were granted to certain officers and key employees. These awards were also granted at no cost to the employee. These awards will vest on June 25, 2010, and compensation expense is currently being recognized ratably over the vesting period.

The 2000 Stock Option Plan grants employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan grants directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the twelve months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. The aggregate number of shares of Common Stock that may be granted pursuant to the Director Stock Plan may not exceed 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits, or other relevant capitalization changes. On May 1, 2007, stock options totaling 14,000 shares were granted to the members of the Board of Directors.

The following table shows the stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price
Balance at April 30, 2005	908,400	$13.20
Granted	248,000	20.51
Exercised	(178,850)	11.96
Forfeited	(16,500)	14.46
Balance at April 30, 2006	961,050	$15.29
Granted	14,000	22.36
Exercised	(223,550)	13.16
Forfeited	(22,000)	14.80
Balance at April 30, 2007	729,500	$16.10
Granted	260,000	26.77
Exercised	(156,950)	13.40
Forfeited	(49,000)	23.16
Balance at April 30, 2008	783,550	$19.74

At April 30, 2008, all outstanding options had an aggregate intrinsic value of $2,980 and a weighted average remaining contractual life of 6.3 years. The vested options totaled 351,550 shares with a weighted average exercise price of $14.60 per share and a weighted average remaining contractual life of 4.1 years. The aggregate intrinsic value for the vested options as of April 30, 2008 was $2,679. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2008 was $1,370, and the total fair value of shares vested during the year ended April 30, 2008 was $163.

The fair value of the 2008 stock options granted were estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2007 and June 25, 2007 options were $11.65 and $10.09, respectively. The significant assumptions follow:

	May 1, 2007	June 25, 2007
Risk-free interest rate	4.84%	4.65%
Expected option life	8.94 years	6.18 years
Expected volatility	37%	34%
Expected dividend yield	1.35%	1.15%

The option term of each award granted was based upon historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of common stock. Expected dividend yield was based on expected dividend rate. Risk-free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life.

Total compensation costs recorded for the year ended April 30, 2008 and 2007 were $1,432 and $526 for the stock option awards. No compensation costs related to stock options had been recorded for the year ended April 30, 2006. As of April 30, 2008, there was $2,111 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options that are expected to be recognized ratably through 2011.

At April 30, 2008, the range of exercise prices was $11.20–$26.92 and the weighted average remaining contractual life of outstanding options was 6.3 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2008 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
$11.20–13.07	78,500	$11.80	3.1
14.10–17.64	247,050	14.57	3.9
20.68–26.92	458,000	23.89	8.2

	783,550

5.	EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2008	2007	2006
Basic
Earnings from continuing operations	$85,004	$63,542	$63,218
Loss on discontinued operations	113	1,651	1,667
Cumulative effect of accounting change	—	—	1,083

Net earnings	$84,891	$61,891	$60,468

Weighted average shares outstanding—basic	50,681,011	50,467,739	50,309,929

Earnings per common share from continuing operations	$1.68	$1.26	$1.25
Loss per common share on discontinued operations	—	.03	.03
Cumulative effect of accounting change	—	—	.02

Basic earnings per common share	$1.68	$1.23	$1.20

Diluted
Earnings from continuing operations	$85,004	$63,542	$63,218
Loss on discontinued operations	113	1,651	1,667
Cumulative effect of accounting change	—	—	1,083

Net earnings	$84,891	$61,891	$60,468

Weighted-average shares outstanding—basic	50,681,011	50,467,739	50,309,929
Plus effect of stock options	177,746	200,159	300,335

Weighted-average shares outstanding—diluted	50,858,757	50,667,898	50,610,264

Earnings per common share from continuing operations	$1.67	$1.25	$1.24
Loss per common share on discontinued operations	—	.03	.03
Cumulative effect of accounting change	—	—	.02

Diluted earnings per common share	$1.67	$1.22	$1.19

6.	INCOME TAXES

Income tax expense attributable to earnings from continuing operations consisted of the following components:

	Years ended April 30,
	2008	2007	2006
Current tax expense
Federal	$43,518	$31,917	$35,649
State	6,708	2,788	3,641

	50,226	34,705	39,290
Deferred tax expense	(1,175)	(500)	(3,937)

Total income tax provision	$49,051	$34,205	$35,353

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2008	2007	2006
Deferred tax assets
Accrued liabilities	$8,398	$7,414	$6,373
Deferred compensation	4,180	3,589	3,073
Other	2,420	982	1,523

Total gross deferred tax assets	14,998	11,985	10,969

Valuation allowance	—	(186)	(184)

Net deferred tax assets	14,998	11,799	10,785

Deferred tax liabilities
Excess of tax over book depreciation	(110,452)	(109,146)	(103,094)
Other	(2,107)	(1,749)	(1,484)

Total gross deferred tax liabilities	(112,559)	(110,895)	(104,578)

Net deferred tax liability	$(97,561)	$(99,096)	$(93,793)

The deferred tax assets of $8,398 and $6,628 relating to accrued liabilities are current assets and are included with prepaid expenses as of April 30, 2008 and April 30, 2007, respectively. At April 30, 2008, the Company has net operating loss carryforwards for state income tax purposes of approximately $13,450, which are available to offset future taxable income. These net operating losses expire during the years 2015 through 2018.

The valuation allowance for deferred tax assets as of April 30, 2008 and 2007 was $0 and $186, respectively. The net change in the valuation allowance for the years ended April 30, 2008 and 2007 was a decrease of $186 and an increase of $2, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. A valuation allowance has been established for a portion of the amount of net operating loss carryovers—state taxes as of April 30, 2006 due to the uncertainty of future recoverability. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforwards.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2008	2007	2006
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(1.1)	(0.8)	(0.7)
State income taxes, net of federal tax benefit	2.5	1.5	1.4
Other	0.2	(0.7)	0.2

	36.6%	35.0%	35.9%

The income tax benefit from discontinued operations was $72, $1,055, and $1,065 for the years ended April 30, 2008, 2007, and 2006, respectively. The income tax benefit from the cumulative effect of accounting change was $692 for the year ended April 30, 2006.

In July 2006, the FASB issued FIN 48. The Company adopted the provisions of FIN 48, effective May 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037 as of May 1, 2007, the date of adoption. At April 30, 2008, the Company had a total of $5,655 in gross unrecognized tax benefits. Of this amount, $4,339 million represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to risks associated with state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries. The Company does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at May 1, 2007	$4,037
Additions based on tax positions related to current year	1,618
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statue of limitations	—
Settlements	—

Balance at April 30, 2008	$5,655

The total amount of accrued interest and penalties for such unrecognized tax benefits was $130 as of May 1, 2007, the date of adoption, and was $548 at April 30, 2008 and is included in income taxes payable. Interest and penalties related to unrecognized tax benefits are classified as income tax expense in our consolidated statements of income and was $418 for the year ended April 30, 2008. The Company does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next 12 months. The federal statue of limitations remains open for the years 2004 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

7.	LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2008	2007
Real estate	$11,716	$9,949
Equipment	3,478	5,503

	15,194	15,452
Less accumulated amortization	7,132	7,114

	$8,062	$8,338

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2008:

Years ended April 30,	Capital leases	Operating leases
2009	$1,247	$560
2010	896	334
2011	646	123
2012	567	52
2013	601	41
Thereafter	14,627	33

Total minimum lease payments	18,584	$1,143

Less amount representing interest	9,191

Present value of net minimum lease payments	$9,393

The total rent expense under operating leases was $688 in 2008, $634 in 2007, and $564 in 2006.

8.	BENEFIT PLANS

401(k) plan Effective April 30, 2003, the Company merged its former employee stock ownership plan with its defined contribution 401(k) plan (Plan). The Plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Expense for the Plan was approximately $2,682, $2,456, and $2,258 for the years ended April 30, 2008, 2007, and 2006, respectively.

On April 30, 2008, the Company had 7,480 full-time employees and 10,503 part-time employees, and 3,603 were active participants in the Plan. As of that same date, 1,717,621 shares of common stock were held by the trustee of the Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the Plan are treated as outstanding in the computation of earnings per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 2 of its executive officers, 1 of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amount expensed in fiscal 2008, 2007, and 2006 was $573, $763, and $289, respectively.

9.	COMMITMENTS

The Company has entered into an employment agreement with its chief executive officer. The agreement provides that the officer will receive aggregate base compensation of $600 per year exclusive of bonuses. The agreement also provides for certain payments in the case of death or disability of the officer. The Company also has entered into employment agreements with 10 other key employees, providing for certain payments in the event of termination following a change of control of the Company.

10.	CONTINGENCIES

Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2008 and 2007 of approximately $259 and $336, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters As we have previously reported, the Company is the defendant in a purported class action suit filed March 13, 2003 in Circuit Court for the Third Judicial Circuit, Madison County, Illinois, by a former store manager, individually and on behalf of persons similarly situated. The suit is filed under Illinois law on behalf of all persons employed by the Company or one of its affiliates who at any time from February 1993 through the time of final judgment were not paid overtime compensation for hours worked in excess of 40 per week. The plaintiff seeks relief for herself and class members under the Illinois Minimum Wage Law, the Illinois Wage Payment and Collection Act and similar laws of other states. The Company answered the complaint and filed a motion to dismiss on grounds that, among other things, the Company’s store managers are exempt from overtime laws as executive employees, or the equivalent, under applicable federal and state laws. Proceedings in the action were stayed pending a ruling on the motion to dismiss. The court issued its ruling on April 29, 2008, denying the motion to dismiss the plaintiff’s individual claims based on alleged violations of Illinois law, but granting the motion to dismiss as to the class claims based on alleged violations of other states’ overtime laws. The plaintiff was granted leave to re-file the class action claim, provided the purported class could be clearly identified and provided the plaintiff could demonstrate that she can adequately and fairly represent the interests of the class members. The Court called into question the plaintiff’s ability to represent class members residing outside Illinois, in light of an August 2005 decision by the Supreme Court of Illinois in an unrelated case. The plaintiff on June 13, 2008 filed an amended complaint in which the class action claim is limited to persons employed as managers of Casey’s stores within the state of Illinois. The Company will file an answer denying plaintiff’s claims and asserting the same defenses previously raised. The Company intends to vigorously contest the matters complained of and resist class certification.

The Company also is named as a defendant in five lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60ºF. Fuel is measured at 60ºF in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

These actions are part of a number of similar lawsuits that have been filed since November 2006 in 28 jurisdictions, including 26 states, Guam and the District of Columbia, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides are being pursued. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

The Company also is the defendant in an action now pending in the United States District Court for the Southern District of Iowa, brought by two former employees claiming that Casey’s failed to properly pay overtime compensation to its assistant managers. Specifically, plaintiffs claim that the assistant managers were treated as nonexempt employees entitled to overtime pay, but that the Company did not properly record all hours worked and failed to pay the assistant managers overtime pay for all hours worked in excess of 40 per week. The action purports to be a collective action under the Fair Labor Standards Act (FLSA) brought on behalf of all “persons who are currently or were employed during the three-year period immediately preceding the filing of [the] complaint as ‘Assistant Managers’ at any Casey’s General Store operated by [the] Defendant (directly or through one of its wholly owned subsidiaries), who worked overtime during any given week within that period, and who have not filed a complaint to recover overtime wages.” The complaint seeks relief in the form of back wages owed all members of the class during the three-year period preceding the filing of the complaint, liquidated damages, attorneys fees, and costs.

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

On November 20, 2007, the plaintiffs filed a motion to amend their complaint to include class claims alleging violations of the state laws of eight states where the Company operates, based on the same general factual allegations underlying the FLSA claim. The court allowed the amended complaint to be filed, with modifications. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously. Discovery activities are now in progress.

On January 10, 2008, seven current and former store employees filed a companion case to the action brought by assistant managers discussed above. It was filed by the same attorneys representing the assistant managers and is also pending in the U.S. District Court for the Southern District of Iowa in Des Moines. This action also is filed as a collective action pursuant to the FLSA, and also alleges class claims based on “the independent statutory state wage and hours laws of Iowa, Illinois, Indiana, Kansas, Missouri, Nebraska and South Dakota.” The action purports to be brought on behalf of a class consisting of essentially all Casey’s non-management-level store employees employed “during the three-year period immediately preceding the filing of [the] complaint [] at any Casey’s General Store, whether operated directly by Defendant or through one of its wholly owned subsidiaries.” The complaint alleges that the subject employees were denied overtime pay for hours worked in excess of 40 hours per week, as well as mandatory meal and rest breaks, and that the Company failed to accurately record actual hours worked and willfully encouraged the employees to work “off-the-clock”. The complaint seeks damages, including alleged unpaid back wages, liquidated damages, pre- and post- judgment interest, court costs and attorneys fees, as well as equitable relief pursuant to various state laws. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously.

From time to time we are involved in other legal and administrative proceedings or investigations arising from the conduct of our business operations, including contractual disputes; environmental contamination or remediation issues; employment or personnel matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operation.

Other At April 30, 2008, the Company was partially self-insured for workers’ compensation claims in all 9 states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $8,800 were issued and outstanding at April 30, 2008 and 2007, on the insurance company’s behalf. The Company also has investments of approximately $220 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2008 and 2007, the Company had $14,179 and $13,733, respectively, in accrued expenses for estimated claims relating to self-insurance.

11.	SUBSEQUENT EVENT

As a result of significant flooding in the upper Midwest in June 2008, five of the Company’s stores sustained extensive damage. Several stores closed temporarily as a precautionary measure, or because of limited access or power outages, and have subsequently reopened. Cleanup operations are underway at the damaged stores. The extent of the damage is currently being evaluated, and repair options are being studied. The Company does not expect the losses or repair costs associated with the floods to have a material impact on its results of operations or financial position.

12.	QUARTERLY FINANCIAL DATA (Dollars in thousands) (Unaudited)

	Year ended April 30, 2008
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Gasoline	$938,019	854,034	859,751	906,304	3,558,108
Grocery & other merchandise	259,788	250,153	214,741	217,977	942,659
Prepared food & fountain	75,442	79,142	73,395	73,619	301,598
Other	6,093	6,009	6,218	6,402	24,722

	$1,279,342	1,189,338	1,154,105	1,204,302	4,827,087
Gross profit*
Gasoline	$49,477	42,562	40,165	36,655	168,859
Grocery & other merchandise	88,297	82,731	68,520	72,315	311,863
Prepared food & fountain	46,538	49,884	46,673	44,852	187,947
Other	4,037	3,948	4,656	4,699	17,340

	$188,349	179,125	160,014	158,521	686,009
Net earnings from continuing operations	$29,951	27,692	12,898	14,463	85,004
Loss (gain) on discontinued operations, net of tax benefit (taxes)	175	16	(135)	57	113

Net earnings	$29,776	27,676	13,033	14,406	84,891

Basic
Earnings from continuing operations	$0.59	0.55	0.26	0.28	1.68
Loss on discontinued operations	0.00	0.00	0.00	0.00	0.00

Net earnings per common share	$0.59	0.55	0.26	0.28	1.68

Diluted
Earnings from continuing operations	$0.59	0.54	0.26	0.28	1.67
Loss on discontinued operations	0.00	0.00	0.00	0.00	0.00

Net earnings per common share	$0.59	0.54	0.26	0.28	1.67

	Year ended April 30, 2007
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Gasoline	$799,480	714,810	645,062	721,702	2,881,054
Grocery & other merchandise	225,206	216,336	201,726	209,544	852,812
Prepared food & fountain	65,682	69,063	66,854	65,674	267,273
Other	5,415	5,741	5,772	5,943	22,871

	$1,095,783	1,005,950	919,414	1,002,863	4,024,010
Gross profit*
Gasoline	$28,545	28,492	32,148	34,909	124,094
Grocery & other merchandise	72,636	70,632	62,112	73,270	278,650
Prepared food & fountain	41,305	42,539	41,498	40,422	165,764
Other	3,056	3,688	3,802	4,231	14,777

	$145,542	145,351	139,560	152,832	583,285
Net earnings from continuing operations	$17,089	17,161	11,265	18,027	63,542
Loss (gain) on discontinued operations, net of tax benefit (taxes)	188	(11)	21	1,453	1,651

Net earnings	$16,901	17,172	11,244	16,574	61,891

Basic
Earnings from continuing operations	$0.34	0.34	0.22	0.36	1.26
Loss on discontinued operations	0.00	0.00	0.00	0.03	0.03

Net earnings per common share	$0.34	0.34	0.22	0.33	1.23

Diluted
Earnings from continuing operations	$0.33	0.34	0.22	0.36	1.25
Loss on discontinued operations	0.00	0.00	0.00	0.03	0.03

Net earnings per common share	$0.33	0.34	0.22	0.33	1.22

*	Gross profit is given before charge for depreciation and amortization.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2008.

KPMG, LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report appears on page 25.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2008 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 19, 2008 are hereby incorporated by reference.

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

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2008 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 19, 2008 is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2008 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 19, 2008 are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2008 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 19, 2008 is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2008 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 19, 2008 is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

(1)	The following financial statements are included herewith:

Consolidated Balance Sheets, April 30, 2008 and 2007

Consolidated Statements of Income, Three Years Ended April 30, 2008

Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2008

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2008

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

10.21(a)*	Amended and Restated Employment Agreement with Donald F. Lamberti (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)

10.22(a)*	Amended and Restated Employment Agreement with Ronald M. Lamb (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997), First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998) and Second Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)

10.27	Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed May 3, 2005)

10.28(a)	Promissory Note delivered to UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed October 4, 2005)

10.29	Form of “change of control” Employment Agreement (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1997)

10.30*	Non-Qualified Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)

10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)

10.32*	Severance Agreement with Douglas K. Shull (incorporated by reference from the Current Report on Form 8-K filed July 28, 1998)

10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed July 6, 2005)

10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006

10.39*	Employment Agreement with Robert J. Myers (incorporated by reference from the Current Report on Form 8-K filed March 21, 2007)

10.40*	Severance Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed January 17, 2008)

21	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2007)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC.
(Registrant)

Date: June 26, 2008	By	/s/ Robert J. Myers
Robert J. Myers, President and Chief Executive Officer (Principal Executive Officer and Director)

Date: June 26, 2008	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2008	By	/s/ Robert J. Myers
Robert J. Myers
President and Chief Executive Officer, Director

Date: June 26, 2008	By	/s/ Ronald M. Lamb
Ronald M. Lamb
Chairman of the Board, Director

Date: June 26, 2008	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: June 26, 2008	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 26, 2008	By	/s/ Patricia Clare Sullivan
Patricia Clare Sullivan
Director

Date: June 26, 2008	By	/s/ William C. Kimball
William C. Kimball
Director

Date: June 26, 2008	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 26, 2008	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
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