Form 10-Q
period 2008-07-31
CASEYS GENERAL STORES INC
filed 2008-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2008
Common Stock, no par value per share	50,775,562 shares

CASEY’S GENERAL STORES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2008	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$171,470	154,523
Receivables	20,938	16,662
Inventories	139,306	124,503
Prepaid expenses	9,955	9,817
Income tax receivable	—	7,751

Total current assets	341,669	313,256

Other assets	9,317	8,898

Goodwill	49,208	48,308
Property and equipment, net of accumulated depreciation of $609,957 at July 31, 2008 and of $595,316 at April 30, 2008	856,748	848,738

	$1,256,942	1,219,200

See notes to condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2008	April 30, 2008
Current liabilities:
Current maturities of long-term debt	$34,932	34,383
Accounts payable	175,798	163,343
Accrued expenses	64,038	61,373
Income taxes payable	4,255	—

Total current liabilities	279,023	259,099

Long-term debt, net of current maturities	169,629	181,443
Deferred income taxes	108,613	105,959
Deferred compensation	10,610	10,201
Other long-term liabilities	15,730	15,026

Total liabilities	583,605	571,728

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	58,578	57,690
Retained earnings	614,759	589,782

Total shareholders’ equity	673,337	647,472

	$1,256,942	1,219,200

See notes to condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended July 31,
	2008	2007
Total revenue	$1,565,724	1,279,342
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,366,701	1,090,993

Gross profit	199,023	188,349
Operating expenses	132,579	121,714
Depreciation and amortization	17,462	16,196
Interest, net	2,563	2,345

Earnings from continuing operations before income taxes and loss on discontinued operations	46,419	48,094
Federal and state income taxes	17,624	18,143

Earnings from continuing operations before loss on discontinued operations	28,795	29,951
Loss on discontinued operations, net of tax benefit of $7 and $112	10	175

Net earnings	$28,785	29,776

Basic
Earnings from continuing operations before loss on discontinued operations	$.57	.59
Loss on discontinued operations	—	—

Net earnings	$.57	.59

Diluted
Earnings from continuing operations before loss on discontinued operations	$.57	.59
Loss on discontinued operations	—	—

Net earnings	$.57	.59

Basic weighted average shares outstanding	50,753,995	50,628,712
Plus effect of stock options	114,902	217,143

Diluted weighted average shares outstanding	50,868,897	50,845,855

See notes to condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2008	2007
Cash flows from operations:
Net earnings from continuing operations	$28,795	29,951
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	17,462	16,196
Other amortization	(132)	247
Stock based compensation	503	281
Loss on sale and disposal of property and equipment	3,497	918
Deferred income taxes	3,045	(1,707)
Changes in assets and liabilities:
Receivables	(4,276)	(1,857)
Inventories	(14,803)	(6,695)
Prepaid expenses	(529)	(818)
Accounts payable	12,455	(1,284)
Accrued expenses	2,665	7,898
Income taxes	12,962	18,925
Other, net	(975)	(16)

Net cash provided by operations	60,669	62,039

Cash flows from investing:
Purchase of property and equipment	(29,168)	(23,486)
Proceeds from sale of property and equipment	694	442

Net cash used in investing activities	(28,474)	(23,044)

Cash flows from financing:
Payments of long-term debt	(12,064)	(12,057)
Proceeds from exercise of stock options	319	737
Payments of cash dividends	(3,808)	(3,292)

Net cash used in financing activities	(15,553)	(14,612)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2008	2007
Cash flows from discontinued operations:
Operating cash flows	(4)	154
Investing cash flows	309	309

Net cash flows provided by discontinued operations	305	463

Net increase in cash and cash equivalents	16,947	24,846
Cash and cash equivalents at beginning of the period	154,523	107,067

Cash and cash equivalents at end of the period	$171,470	131,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three Months Ended July 31,
	2008	2007
Cash paid during the year for:
Interest, net of amount capitalized	$2,915	3,523
Income taxes	1,125	283
Noncash operating and financing activities:
Increase in common stock and decrease in income taxes payable due to tax benefits related to stock options	66	254
Noncash investing activities:
Remeasurement of income taxes upon adoption of FIN 48	—	(646)

See notes to condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2008, and the results of operations for the three months ended July 31, 2008 and 2007, and changes in cash flows for the three months ended July 31, 2008 and 2007.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Option prices for employees are not to be less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 354,664 shares were available for grant at July 31, 2008, and options for 752,550 shares (which expire between 2009 and 2018) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2008 Proxy Statement.

On June 5, 2007, stock options totaling 246,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the employee. These awards will vest on June 25, 2010 and compensation expense is currently being recognized ratably over the vesting period.

On July 5, 2005, stock options totaling 234,000 shares were granted to certain officers and key employees. These awards were also granted at no cost to the employee. These awards will vest on July 5, 2010 and compensation expense is currently being recognized ratably over the vesting period.

The 2000 Stock Option Plan grants employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan grants directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the 12 months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. On May 1, 2008, stock options totaling 12,000 shares were granted to the directors. The aggregate number of shares of Common Stock that may be granted pursuant to the Director Stock Plan may not exceed 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits or other relevant capitalization changes.

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2008	783,550	$19.74
Granted	12,000	26.51
Exercised	23,000	13.89
Forfeited	20,000	23.80

Outstanding at July 31, 2008	752,550	$19.92

Weighted average fair value of options granted during the three-month period ended July 31, 2008		$8.30

At July 31, 2008, all outstanding options had an aggregate intrinsic value of $4,044 and a weighted average remaining contractual life of 6.2 years. The vested options totaled 340,550 shares with a weighted average exercise price of $15.06 per share and a weighted average remaining contractual life of 4 years. The aggregate intrinsic value for the vested options as of July 31, 2008, was $3,270. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2008, was $246, and the total fair value of shares vested during the three months ended July 31, 2008, was $100.

The fair value of the 2009 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2008 options was $8.30. Significant assumptions include:

May 1, 2008
Risk-free interest rate	4.3%
Expected option life	8.9 years
Expected volatility	37%
Expected dividend yield	1.7%

The option term of the award granted was based upon historical experience of directors’ exercise behavior. Expected volatility was based upon historical volatility levels. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life. Total compensation costs recorded for the three months ended July 31, 2008 and 2007, were $503 and $281, respectively, for the stock option awards. As of July 31, 2008, there was $1,707 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through 2011.

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to prior periods for discontinued operations determined in the current periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax loss as follows for the periods presented (in thousands):

	Three Months Ended July 31,
	2008	2007
Total revenue	$1,573	5,283
Pretax loss	(17)	(287)

Included in the pretax loss on discontinued operations is a gain on disposal of $16 for the three month period ended July 31, 2008, and a loss on disposal of $239 for the three-month period ended July 31, 2007. Included in property and equipment in the accompanying condensed consolidated balance sheets are $760 and $1,650 in net assets held for sale as of July 31, 2008 and April 30, 2008, respectively.

6.	As previously reported, the Company is the defendant in a purported class action suit filed March 13, 2003 in Circuit Court for the Third Judicial Circuit, Madison County, Illinois, by a former store manager, individually and on behalf of persons similarly situated. The Plaintiff’s first amended class action complaint filed June 13, 2008 alleges the suit is brought under Illinois law on behalf of all persons employed by the Company or one of its affiliates as managers of Casey’s stores within the state of Illinois who at any time from February 1993 through the time of final judgment were not paid overtime compensation for hours worked in excess of 40 per week. The Plaintiff seeks relief for herself and class members under the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. The Company has filed an answer denying Plaintiff’s claims under the Illinois Minimum Wage Law and asserts as a defense thereto that the Company’s store managers are exempt from overtime laws as executive employees, or the equivalent, under applicable federal and state laws. The Company has moved to dismiss plaintiff’s claim under the Illinois Wage Payment and Collection Act on the grounds that the Act is not a vehicle to enforce claims under the Minimum Wage Law. The Company intends to vigorously contest the matters complained of and resist class certification.

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

These actions are part of a number of similar lawsuits that have been filed since November 2006 in 28 jurisdictions, including 26 states, Guam and the District of Columbia, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides are being pursued. The plaintiff group recently filed a motion for leave of the court to file an amended complaint that, among other things, would add the Company as a party defendant to the action already pending in federal court in Indiana. The court has not yet ruled on that motion. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

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

In October 2007, the Court conditionally certified the collective action as to “any employees who are or have been employed by Casey’s as an assistant manager at any time since November 1, 2004, and who have unresolved claims for unpaid overtime”, and authorized the mailing of notice of the action to all such persons. The court extended until September 15, 2008 the deadline for certain potential class members to elect to “opt-in” and become collective class members. Thus far, approximately 630 potential class members have elected to opt-in. The Company will be allowed to move to decertify the collective action after discovery is conducted.

In November 2007, the plaintiffs filed a motion to amend their complaint to include class claims alleging violations of the state laws of eight states where the Company operates, based on the same general factual allegations underlying the FLSA claim. The court allowed the amended complaint to be filed, with modifications. The plaintiffs recently filed amended collective and class action complaints, essentially asserting the same claims alleged in previous filings, but expanding the class claims under State law and extending them to include violations of Wisconsin law. In addition, the plaintiffs added as parties defendant five former and current officers of the Company. The claims against these five named officers are limited to alleged violation of the FLSA. Discovery activities are being pursued by both the plaintiffs and the Company, and a tentative trial date of August 3, 2009 has been set by the court. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously, and is not able to determine an estimate of the possible loss or range of loss, if any, at this stage of the litigation.

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

Approximately 30,000 potential collective action members have been provided notice of the action and their right to opt-in to the FLSA claims. Thus far, approximately 2,500 potential members have opted-in to the collective action claim. The opt-in period ends on September 15, 2008.

The plaintiffs recently filed amended collective and class action complaints, essentially asserting the same claims alleged in previous filings, but expanding the class claims under state law and extending them to include violations of Minnesota law. In addition, the plaintiffs added as parties defendant five former and current officers of the Company. The claims against these five named officers are limited to alleged violation of the FLSA. Discovery activities are being pursued by both the plaintiffs and the Company. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously, and is not able to determine an estimate of the possible loss or range of loss, if any, at this stage of the litigation.

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

7.	In the first quarter of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037, as of May 1, 2007, the date of adoption and $5,655 at April 30, 2008. At July 31, 2008, the company had a total of $6,463 in gross unrecognized tax benefits. Of this amount, $4,864 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $631 at July 31, 2008 and $548 at April 30, 2008. Net interest and penalties included in income tax expense for the three months ended July 31, 2008 was approximately $83 and was not material for the same period of 2007. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of July 31, 2008, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $676 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2004 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, thereby requiring an entity to develop its own assumptions. The Company adopted SFAS No. 157 on May 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. The Company adopted SFAS No. 159 on May 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands disclosure requirements for derivative instruments to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first reporting period beginning on or after November 15, 2008. The Company will adopt SFAS No. 161 on February 1, 2009 and does not expect it to have a material impact on its consolidated financial statements.

8.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statement Relating to Forward-Looking Statements filed as Exhibit 99 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2008. These interim condensed consolidated financial statements should be read in conjunction with that Cautionary Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On July 31, 2008, there were a total of 1,466 Casey’s General Stores in operation, of which 1,456 were owned by the Company and 10 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

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

At July 31, 2008, the Company owned the land at 1,402 locations and the buildings at 1,411 locations, and leased the land at 54 locations and the buildings at 45 locations. The Company treats all operating leases on a straight line basis.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company recognized charges of $2,553 for the five stores damaged by the significant flooding in June. The Company incurred additional impairment charges of $700 during the three months ended July 31, 2008 for stores not affected by the flooding. The impairment charges are a component of operating expenses.

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007 (Dollars and Gallons in Thousands)

Three months ended 7/31/08	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Revenue	$1,199,966	274,049	85,565	6,144	1,565,724
Gross profit	49,580	93,288	51,805	4,350	199,023
Margin	4.1%	34.0%	60.5%	70.8%	12.7%

Gasoline Gallons	317,873

Three months ended 7/31/07	Gasoline	Grocery & other merchandise	Prepared food & fountain	Other	Total
Revenue	$938,019	259,788	75,442	6,093	1,279,342
Gross profit	49,477	88,297	46,538	4,037	188,349
Margin	5.3%	34.0%	61.7%	66.3%	14.7%

Gasoline Gallons	313,385

Total revenue for the first quarter of fiscal 2009 increased by $286,382 (22.4%) over the comparable period in fiscal 2008. Retail gasoline sales increased by $261,947 (27.9%) as the number of gallons sold increased by 4,488 (1.4%) while the average retail price per gallon increased 26.1%. During this same period, retail sales of grocery and general merchandise increased by $14,261 (5.5%) while prepared food and fountain sales increased by $10,123 (13.4%) due to the addition of 8 new Company Stores since the comparable period in the prior year and a greater number of stores in operation for at least three years.

The other sales category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone card, and video rental commissions received. These sales increased $51 (0.8%) for the first quarter of fiscal 2009 while the gross profit margin increased $313 (7.8%) primarily due to the increase in lottery commissions from the comparable period in the prior year.

Cost of goods sold as a percentage of net sales was 87.3% for the first quarter of fiscal 2009, compared to 85.3% for the comparable period in the prior year. The gross profit percentage on retail gasoline sales decreased (to 4.1%) during the first quarter of fiscal 2009 from the first quarter of the prior year (5.3%). The gross profit margin per gallon also decreased (to $.1560) in the first quarter of fiscal 2009 from the comparable period in the prior year ($.1579). The gross profits on retail sales of grocery and other merchandise remained constant (at 34.0%), while the prepared food margin decreased (to 60.5%) from the comparable period in the prior year (61.7%). The decrease in the prepared food margin was caused by increased product costs, primarily cheese.

Operating expenses as a percentage of net sales were 8.5% for the first quarter of fiscal 2009 compared to 9.5% for the comparable period in the prior year primarily due to higher retail gasoline prices. Operating expenses increased 8.9% in the first quarter of 2009 from the comparable period in the prior year. Nearly 36% of this increase was related to additional credit card fees resulting from customers’ greater use of credit cards and higher retail gasoline prices, and another 24% related to impairment charges of $2,553 related to five stores damaged by the significant flooding in the upper Midwest in June 2008.

Depreciation and amortization expense increased 7.8% to $17,462 in the first quarter of fiscal year 2009 from $16,196 for the comparable period in the prior year. The increase was due to capital expenditures made during the last fiscal year.

The effective tax rate increased .3% to 38% in the first quarter of fiscal year 2009 from 37.7% in the first quarter of fiscal year 2008. The increase in the effective tax rate was primarily due to the increase in the FASB Interpretation No. 48 (FIN 48) tax contingencies. This increase was partially offset by the increase in federal tax credits.

Net earnings decreased by $991 (3.3%). The decrease in net earnings was attributable primarily to the increase in operating expenses. However, a majority of the increase in operating expenses was offset by the increases in gross profit dollars from gasoline, grocery and other merchandise, and prepared food and fountain.

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

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company recognized charges of $2,553 for the five stores damaged by the significant flooding in June. The Company incurred additional impairment charges of $700 during the three months ended July 31, 2008 for stores not affected by the flooding. The impairment charges are a component of operating expenses.

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

Recent Accounting Pronouncements. In the first quarter of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037, as of May 1, 2007, the date of adoption and $5,655 at April 30, 2008. At July 31, 2008, the company had a total of $6,463 in gross unrecognized tax benefits. Of this amount, $4,864 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $631 at July 31, 2008 and $548 at April 30, 2008. Net interest and penalties included in income tax expense for the three months ended July 31, 2008 was approximately $83 and was not material for the same period of 2007. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of July 31, 2008, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next 12 months.

The statute of limitations for federal income tax filings remains open for the years 2004 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, thereby requiring an entity to develop its own assumptions. The Company adopted SFAS No. 157 on May 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. The Company adopted SFAS No. 159 on May 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands disclosure requirements for derivative instruments to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first reporting period beginning on or after November 15, 2008. The Company will adopt SFAS No. 161 on February 1, 2009 and does not expect it to have a material impact on its consolidated financial statements.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2008, the Company’s ratio of current assets to current liabilities was 1.22 to 1. The ratio at July 31, 2007 and April 30, 2008 was 1.08 to 1 and 1.21 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations decreased $1,370 (2.2%) in the three months ended July 31, 2008 from the comparable period in the prior year, primarily as a result of a smaller increase in accrued expenses, a larger increase in inventories and a larger increase in income taxes payable. This result was partially offset by an increase in accounts payable. Cash used in investing in the three months ended July 31, 2008 increased due to the purchase of additional property and equipment. Cash used in financing increased, primarily due to an increase in the dividends paid in the current year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2009, the Company expended $29,168 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $23,486 for the comparable period in the prior year. The Company anticipates expending approximately $130,000 in fiscal 2009 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of July 31, 2008, the Company had long-term debt, net of current maturities, of $169,629, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $30,000 in principal amount of 7.38% Senior Notes, $18,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $11,428 in principal amount of 7.89% Senior Notes, Series A, $1,732 of mortgage notes payable, and $8,469 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2008:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,157 USTs, of which 2,642 are fiberglass and 515 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2008 and 2007, the Company spent approximately $1,133 and $1,431, respectively, for assessments and remediation. During the three months ended July 31, 2008, the Company expended approximately $264 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2008, approximately $11,214 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. The Company has an accrued liability at July 31, 2008 of approximately $246 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of July 31, 2008 would have an immaterial effect on the Company’s pretax earnings.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported, the Company is the defendant in a purported class action suit filed March 13, 2003 in Circuit Court for the Third Judicial Circuit, Madison County, Illinois, by a former store manager, individually and on behalf of persons similarly situated. The Plaintiff’s first amended class action complaint filed June 13, 2008 alleges the suit is brought under Illinois law on behalf of all persons employed by the Company or one of its affiliates as managers of Casey’s stores within the state of Illinois who at any time from February 1993 through the time of final judgment were not paid overtime compensation for hours worked in excess of 40 per week. The Plaintiff seeks relief for herself and class members under the Illinois Minimum Wage Law and the Illinois Wage Payment and Collection Act. The Company has filed an answer denying Plaintiff’s claims under the Illinois Minimum Wage Law and asserts as a defense thereto that the Company’s store managers are exempt from overtime laws as executive employees, or the equivalent, under applicable federal and state laws. The Company has moved to dismiss plaintiff’s claim under the Illinois Wage Payment and Collection Act on the grounds that the Act is not a vehicle to enforce claims under the Minimum Wage Law. The Company intends to vigorously contest the matters complained of and resist class certification.

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

These actions are part of a number of similar lawsuits that have been filed since November 2006 in 28 jurisdictions, including 26 states, Guam and the District of Columbia, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides are being pursued. The plaintiff group recently filed a motion for leave of the court to file an amended complaint that, among other things, would add the Company as a party defendant to the action already pending in federal court in Indiana. The court has not yet ruled on that motion. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

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

In October 2007, the Court conditionally certified the collective action as to “any employees who are or have been employed by Casey’s as an assistant manager at any time since November 1, 2004, and who have unresolved claims for unpaid overtime”, and authorized the mailing of notice of the action to all such persons. The court extended until September 15, 2008 the deadline for certain potential class members to elect to “opt-in” and become collective class members. Thus far, approximately 630 potential class members have elected to opt-in. The Company will be allowed to move to decertify the collective action after discovery is conducted.

In November 2007, the plaintiffs filed a motion to amend their complaint to include class claims alleging violations of the state laws of eight states where the Company operates, based on the same general factual allegations underlying the FLSA claim. The court allowed the amended complaint to be filed, with modifications. The plaintiffs recently filed amended collective and class action complaints, essentially asserting the same claims alleged in previous filings, but expanding the class claims under State law and extending them to include violations of Wisconsin law. In addition, the plaintiffs added as parties defendant five former and current officers of the Company. The claims against these five named officers are limited to alleged violation of the FLSA.

Discovery activities are being pursued by both the plaintiffs and the Company, and a tentative trial date of August 3, 2009 has been set by the court. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously, and is not able to determine an estimate of the possible loss or range of loss, if any, at this stage of the litigation.

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

Approximately 30,000 potential collective action members have been provided notice of the action and their right to opt-in to the FLSA claims. Thus far, approximately 2,500 potential members have opted-in to the collective action claim. The opt-in period ends on September 15, 2008.

The plaintiffs recently filed amended collective and class action complaints, essentially asserting the same claims alleged in previous filings, but expanding the class claims under state law and extending them to include violations of Minnesota law. In addition, the plaintiffs added as parties defendant five former and current officers of the Company. The claims against these five named officers are limited to alleged violation of the FLSA. Discovery activities are being pursued by both the plaintiffs and the Company. Management has denied the plaintiffs’ allegations and intends to contest the matter vigorously, and is not able to determine an estimate of the possible loss or range of loss, if any, at this stage of the litigation.

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

There have been no material changes in our “risk factors” from those disclosed in our 2008 Annual Report on Form 10-K.

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

CASEY’S GENERAL STORES, INC.

Date: September 8, 2008	By:	/s/ William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
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