Form 10-Q
period 2008-10-31
CASEYS GENERAL STORES INC
filed 2008-12-05
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer as in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2008
Common Stock, no par value per share	50,825,312 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

ASSETS

	October 31, 2008	April 30, 2008
Current assets:
Cash and cash equivalents	$137,835	154,523
Receivables	16,871	16,662
Inventories	108,453	124,503
Prepaid expenses	9,970	9,817
Income tax receivable	3,790	7,751

Total current assets	276,919	313,256

Other assets	8,738	8,898

Goodwill	50,408	48,308
Property and equipment, net of accumulated depreciation of $623,567 at October 31, 2008 and of $595,316 at April 30, 2008	878,082	848,738

	$1,214,147	1,219,200

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	October 31, 2008	April 30, 2008
Current liabilities:
Current maturities of long-term debt	$33,440	34,383
Accounts payable	117,924	163,343
Accrued expenses	59,024	61,373

Total current liabilities	210,388	259,099

Long-term debt, net of current maturities	169,288	181,443

Deferred income taxes	110,148	105,959

Deferred compensation	10,076	10,201

Other long-term liabilities	16,222	15,026

Total liabilities	516,122	571,728

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	59,749	57,690
Retained earnings	638,276	589,782

Total shareholders’ equity	698,025	647,472

	$1,214,147	1,219,200

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Total revenue	$1,389,232	1,189,338	2,954,956	2,468,679
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,198,285	1,010,213	2,564,986	2,101,205

Gross profit	190,947	179,125	389,970	367,474

Operating expenses	127,255	115,405	259,834	237,119
Depreciation and amortization	17,406	17,431	34,868	33,627
Interest, net	2,414	2,350	4,977	4,695

Total expenses	147,075	135,186	299,679	275,441

Earnings from continuing operations before income taxes and loss on discontinued operations	43,872	43,939	90,291	92,033
Federal and state income taxes	16,520	16,247	34,144	34,390

Earnings from continuing operations before loss on discontinued operations	27,352	27,692	56,147	57,643

Loss on discontinued operations, net of taxes of $15, $10, $22, and $122	23	16	33	191

Net earnings	$27,329	27,676	56,114	57,452

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Continued)

(Dollars in Thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Basic
Earnings from continuing operations before loss on discontinued operations	$.54	.55	1.11	1.13
Loss on discontinued operations	—	—	—	—

Net earnings per common share	$.54	.55	1.11	1.13

Diluted
Earnings from continuing operations before loss on discontinued operations	$.54	.54	1.10	1.13
Loss on discontinued operations	—	—	—	—

Net earnings per common share	$.54	.54	1.10	1.13

Basic weighted average shares outstanding	50,784,545	50,671,795	50,769,270	50,650,254
Plus effect of stock options	178,666	222,354	139,690	211,712

Diluted weighted average shares outstanding	50,963,211	50,894,149	50,908,960	50,861,966

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousand)

	Six Months Ended October 31,
	2008	2007
Cash flows from operations:
Net earnings from continuing operations	$56,147	57,643
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	34,868	33,627
Other amortization	(133)	232
Stock based compensation	752	559
Loss on sale of property and equipment	3,406	1,459
Deferred income taxes	4,189	(2,415)
Tax benefits related to stock options	(308)	(430)
Changes in assets and liabilities:
Receivables	(209)	(452)
Inventories	16,050	(4,384)
Prepaid expenses	(153)	(968)
Accounts payable	(45,419)	515
Accrued expenses	(2,349)	7,001
Income taxes	5,622	11,469
Other, net	(2,113)	(582)

Net cash provided by operations	70,350	103,274

Cash flows from investing:
Purchase of property and equipment	(68,141)	(47,929)
Proceeds from sale of property and equipment	1,759	794

Net cash used in investing activities	(66,382)	(47,135)

Cash flows from financing:
Payments of long-term debt	(14,648)	(12,773)
Proceeds from exercise of stock options	999	1,169
Payments of cash dividends	(7,619)	(6,586)
Tax benefits related to stock options	308	430

Net cash used in financing activities	(20,960)	(17,760)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

(Continued)

	Six Months Ended October 31,
	2008	2007
Cash flows from discontinued operations:
Operating cash flows	(5)	214
Investing cash flows	309	309

Net cash flows from discontinued operations	304	523

Net (decrease) increase in cash and cash equivalents	(16,688)	38,902
Cash and cash equivalents at beginning of the period	154,523	107,067

Cash and cash equivalents at end of the period	$137,835	145,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six Months Ended October 31,
	2008	2007
Cash paid during the period for:
Interest, net of amount capitalized	$6,938	7,988
Income taxes	22,891	24,436
Noncash investing and financing activities:
Remeasurement of income taxes upon adoption of FIN 48	—	(646)
Property and equipment acquired through installment purchases or business acquisitions	1,550	—

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2008, and the results of operations for the three and six months ended October 31, 2008 and 2007, and cash flows for the six months ended October 31, 2008 and 2007. Certain reclassifications were made on the cash flow statement for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, video rentals, and money orders at the time of the sale to the customer. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Option prices for employees are not to be less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 354,664 shares were available for grant at October 31, 2008, and options for 705,400 shares (which expire between 2009 and 2018) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2008 Proxy Statement.

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

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2008	783,550	$19.74
Granted	12,000	26.51
Exercised	(69,150)	14.45
Forfeited	(21,000)	23.80

Outstanding at October 31, 2008	705,400	$20.25

Weighted average fair value of options granted during the six-month period ended October 31, 2008		$8.30

At October 31, 2008, all outstanding options had an aggregate intrinsic value of $7,018 and a weighted average remaining contractual life of 6.2 years. The vested options totaled 294,400 shares with a weighted average exercise price of $15.12 per share and a weighted average remaining contractual life of 4.1 years. The aggregate intrinsic value for the vested options as of October 31, 2008, was $4,440. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2008, was $1,089 and the total fair value of shares vested during the six months ended October 31, 2008, was $100.

The fair value of the 2009 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair values for the May 1, 2008 options was $8.30. Significant assumptions include:

May 1, 2008
Risk-free interest rate	4.3%
Expected option life	8.9 years
Expected volatility	37%
Expected dividend yield	1.7%

The option term of each award granted was based upon historical experience of employees’ and directors’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of common stock. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life. Total compensation costs recorded for the six months ended October 31, 2008 and 2007, were $752 and $559, respectively, for the stock option awards. As of October 31, 2008, there was $1,459 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2011.

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to prior periods for discontinued operations determined in the current periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

The stores presented as discontinued operations had total revenues and pretax loss as follows for the periods presented (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Total revenue	$1,279	4,491	2,852	9,775
Pretax loss	38	26	55	313

Included in the loss on discontinued operations is a gain on disposal of $16 for the six-month period ended October 31, 2008. There were no disposals during the three-month period ended October 31, 2008. Included in the loss on discontinued operations is a loss on disposal of $239 for the six-month period ending October 31, 2007. There were no disposals during the three-month period ended October 31, 2007. Included in property and equipment in the accompanying condensed consolidated balance sheets are $554 and $1,650 in assets held for sale as of October 31, 2008 and April 30, 2008, respectively.

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

These actions are part of a number of similar lawsuits that have been filed since November 2006 in 28 jurisdictions, including 26 states, Guam and the District of Columbia, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides are being pursued. The court recently denied plaintiff’s motion for leave of the court to file an amended complaint that, among other things, would have added the Company as a party defendant to the action already pending in federal court in Indiana.

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

In October 2007, the Court conditionally certified the collective action as to “any employees who are or have been employed by Casey’s as an assistant manager at any time since November 1, 2004, and who have unresolved claims for unpaid overtime,” and authorized the mailing of notice of the action to all such persons. The deadline for certain potential class members to elect to “opt-in” and become collective class members was extended by agreement to October 1, 2008 and has now expired. A total of 631 potential class members have elected to opt-in. The Company will be allowed to move to decertify the collective action after discovery is conducted.

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

On January 10, 2008, seven current and former store employees filed a companion case to the action brought by assistant managers discussed above. It was filed by the same attorneys representing the assistant managers and is also pending in the U.S. District Court for the Southern District of Iowa in Des Moines. This action also is filed as a collective action pursuant to the FLSA, and also alleges class claims based on “the independent statutory state wage and hours laws of Iowa, Illinois, Indiana, Kansas, Missouri, Nebraska and South Dakota.” The action purports to be brought on behalf of a class consisting of essentially all Casey’s non-management-level store employees employed “during the three-year period immediately preceding the filing of [the] complaint… at any Casey’s General Store, whether operated directly by Defendant or through one of its wholly owned subsidiaries.”

The complaint alleges that the subject employees were denied overtime pay for hours worked in excess of 40 hours per week, as well as mandatory meal and rest breaks, and that the Company failed to accurately record actual hours worked and willfully encouraged the employees to work “off-the-clock.” The complaint seeks damages, including alleged unpaid back wages, liquidated damages, pre- and post- judgment interest, court costs and attorneys fees, as well as equitable relief pursuant to various state laws.

Approximately 30,000 potential collective action members were provided notice of the action and their right to opt-in to the FLSA claims. A total of 2,573 potential members have opted-in to the collective action claim. The opt-in period expired on October 1, 2008.

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

In each of the foregoing lawsuits, management believes there are substantial factual and legal defenses to the claims made by the plaintiffs, and intends to contest the matters vigorously. However, due to the uncertainties of litigation generally, the resolution of these lawsuits cannot be accurately predicted and no assurance can be given that the Company will be successful in its defense on the merits or otherwise. If not successful, it is possible the Company could incur judgments or enter into settlements of specific claims that may adversely affect the Company’s operating results in a particular period or its financial statements as a whole. Management cannot at this time reasonably estimate the possible loss or range of loss, if any, that may arise in connection with these lawsuits.

From time to time we are involved in other legal and administrative proceedings or investigations arising from the conduct of our business operations, including contractual disputes; environmental contamination or remediation issues; employment or personnel matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such other matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operation.

7.	In the first quarter of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037, as of May 1, 2007, the date of adoption and $5,655 at April 30, 2008. At October 31, 2008, the company had a total of $6,869 in gross unrecognized tax benefits. Of this amount, $5,128 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $688 at October 31, 2008 and $548 at April 30, 2008. Net interest and penalties included in income tax expense for the six months ended October 31, 2008 was approximately $140 and was not material for the same period of 2007. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of October 31, 2008, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $676 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2004 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, thereby requiring an entity to develop its own assumptions. The Company adopted SFAS No. 157 on May 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements. In accordance with FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company has deferred the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities.

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

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”), operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri and Illinois. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. On October 31, 2008, there were a total of 1,466 stores in operation, of which 1,463 were owned by the Company and 3 stores were operated by franchisees. A typical store is generally not profitable for its first year of operation due to start-up costs and will usually attain representative levels of sales and profits during its third or fourth year of operation.

The Company derives its revenue primarily from the retail sale of gasoline and the products offered in Company stores.

Approximately 61% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 13% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to Company stores.

At October 31, 2008, the Company owned the land at 1,414 locations and the buildings at 1,423 locations, and leased the land at 49 locations and the buildings at 40 locations. The Company treats any lease payment escalations under all operating leases on a straight line basis.

Long-lived assets are reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company recognized charges of $2,553 for five stores damaged by the significant flooding in June. The Company incurred additional impairment charges of $985 during the six months ended October 31, 2008 for stores not affected by the flooding. The impairment charges are a component of operating expenses.

Three Months Ended October 31, 2008 Compared to

Three Months Ended October 31, 2007

(Dollars and Amounts in Thousands)

Three months ended 10/31/08	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,030,941	265,086	87,846	5,359	1,389,232
Gross profit	43,492	89,804	53,191	4,460	190,947
Margin	4.2%	33.9%	60.6%	83.2%	13.7%

Gasoline gallons	316,957

Three months ended 10/31/07	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$854,034	250,153	79,142	6,009	1,189,338
Gross profit	42,562	82,731	49,884	3,948	179,125
Margin	5.0%	33.1%	63.0%	65.7%	15.1%

Gasoline gallons	313,370

Total revenue for the second quarter of fiscal 2009 increased by $199,894 (16.8%) over the comparable period in fiscal 2008. Retail gasoline sales increased by $176,907 (20.7%) as the number of gallons sold increased by 3,587 (1.1%) while the average retail price per gallon increased 19%. During this same period, retail sales of grocery and general merchandise increased by $14,933 (6%) and prepared food and fountain sales increased by $8,704 (11%), due to the continued popularity of menu offerings and strategic price increases.

The other revenue category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These revenues decreased $650 (10.8%) for the second quarter of fiscal 2009 while the gross profit margin increased $512 (13%) primarily due to the increase in lottery commissions of $260 (13.1%) from the comparable period in the prior year.

Cost of goods sold as a percentage of total revenue was 86.3% for the second quarter of fiscal 2009, compared to 84.9% for the comparable period in the prior year partially due to the decrease in the prepared food margin (to 60.6%) from the comparable period in the prior year (63%). This decrease was caused by increased product costs, primarily cheese. The gross profit margins on retail gasoline sales also decreased (to 4.2%) during the second quarter of fiscal 2009 from the second quarter of the prior year (5%). However, the gross profit margin per gallon increased (to $.1372) in the second quarter of fiscal 2009 from the comparable period in the prior year ($.1358) partially due to a declining trend in wholesale costs. These decreases were partially offset by the increase in the gross profit margin on retail sales of grocery and other merchandise (to 33.9%) from the comparable period in the prior year (33.1%). The increase was caused by enhanced profitability in the beer and beverage categories and increased pack versus carton sales in cigarettes.

Operating expenses as a percentage of total revenue were 9.2% for the second quarter of fiscal 2009 compared to 9.7% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 10.3% in the second quarter of 2009 from the comparable period in the prior year, affected by several large health insurance claims, higher diesel fuel costs, and a 22% increase in fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline.

The effective tax rate increased .7% to 37.7% in the second quarter of fiscal year 2009 from 37% in the second quarter of fiscal year 2008. The increase in the effective tax rate was primarily due to the increase in the FASB Interpretation No. 48 (FIN 48) tax contingencies. This increase was partially offset by the increase in federal tax credits.

Net earnings decreased by $347 (1.3%). The decrease in net earnings was attributable primarily to the increase in operating expenses. However, a majority of the increase in operating expenses was offset by the increases in the gross profit dollars from grocery and other merchandise sales, and prepared food and fountain sales.

Six Months Ended October 31, 2008 Compared to

Six Months Ended October 31, 2007

(Dollars and Amounts in Thousands)

Six months ended 10/31/08	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,230,906	539,135	173,410	11,505	2,954,956
Gross profit	93,072	183,092	104,996	8,810	389,970
Margin	4.2%	34.0%	60.5%	76.6%	13.2%

Gasoline gallons	634,829

Six months ended 10/31/07	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,792,053	509,941	154,583	12,102	2,468,679
Gross profit	92,040	171,028	96,422	7,984	367,474
Margin	5.1%	33.5%	62.4%	66.0%	14.9%

Gasoline gallons	626,755

Total revenue for the first six months of fiscal 2009 increased by $486,277 (19.7%) over the comparable period in fiscal 2008. Retail gasoline sales increased by $438,853 (24.5%) as the number of gallons sold increased by 8,074 (1.3%) while the average retail price per gallon increased 22.9%. During this same period, retail sales of grocery and general merchandise increased by $29,194 (5.7%) and prepared food and fountain sales increased by $18,827 (12.2%), due to the continued popularity of menu offerings and strategic price increases.

The other revenue category primarily consists of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards, and video rental commissions received. These revenues decreased $597 (4.9%) for the first six months of fiscal 2009 while the gross profit margin increased $826 (10.3%) primarily due to the increase in lottery commissions of $648 (17.2%) and prepaid phone card commissions of $52 (5.8%) from the comparable period in the prior year.

Cost of goods sold as a percentage of total revenue was 86.8% for the first six months of fiscal 2009, compared to 85.1% for the comparable period in the prior year partially due to the decrease in the prepared food margin (to 60.5%) from the comparable period in the prior year (62.4%). This decrease was caused by increased product costs, primarily cheese. The gross profit margins on retail gasoline sales decreased (to 4.2%) during the first six months of fiscal 2009 from the comparable period in the prior year (5.1%). The gross profit margin per gallon also decreased slightly (to $.1466) during the first six months of fiscal 2009 from the comparable period in the prior year ($.1469). These decreases were partially offset by the increase in the gross profit margin on retail sales of grocery and other merchandise (to 34%) from the comparable period in the prior year (33.5%). The increase was caused by enhanced profitability in the beer and beverage categories and increased pack versus carton sales in cigarettes.

Operating expenses as a percentage of total revenue were 8.8% for the first six months of fiscal 2009 compared to 9.6% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by an increase in the average retail price per gallon of gasoline sold. Operating expenses increased 9.6% in the first six months of 2009 from the comparable period in the prior year, primarily due to a 28.3% increase in fees resulting from customers’ greater use of credit cards to purchase more expensive gasoline, impairment charges of $2,553 related to five stores damaged by the significant flooding in the upper Midwest in June 2008, and several large health insurance claims.

Depreciation and amortization expense increased 3.7% to $34,868 for the first six months of fiscal year 2009 from $33,627 for the comparable period in the prior year. The increase was due to capital expenditures made during the last fiscal year.

The effective tax rate increased .4% to 37.8% in the second quarter of fiscal year 2009 from 37.4% in the second quarter of fiscal year 2008. The increase in the effective tax rate was primarily due to the increase in the FASB Interpretation No. 48 (FIN 48) tax contingencies. This increase was partially offset by the increase in federal tax credits.

Net earnings decreased by $1,338 (2.3%). The decrease in net earnings was attributable primarily to the increase in operating expenses. However, a majority of the increase in operating expenses was offset by the increases in the gross profit dollars from gasoline sales, grocery and other merchandise sales, and prepared food and fountain sales.

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

Long-lived Assets. The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to period end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company recognized charges of $2,553 for five stores damaged by the significant flooding in June 2008. The Company incurred additional impairment charges of $985 during the six months ended October 31, 2008 for stores not affected by the flooding. The impairment charges are a component of operating expenses.

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

Recent accounting pronouncements. In the first quarter of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037, as of May 1, 2007, the date of adoption and $5,655 at April 30, 2008. At October 31, 2008, the company had a total of $6,869 in gross unrecognized tax benefits. Of this amount, $5,128 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $688 at October 31, 2008 and $548 at April 30, 2008. Net interest and penalties included in income tax expense for the six months ended October 31, 2008 was approximately $140 and was not material for the same period of 2007. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of October 31, 2008, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $676 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2004 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, thereby requiring an entity to develop its own assumptions. The Company adopted SFAS No. 157 on May 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements. In accordance with FASB staff position FAS 157-2, Effective Date of FASB Statement No. 157, the Company has deferred the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115, which permits many financial instruments and certain other items to be measured at fair value at the option of the Company. The Company adopted SFAS No. 159 on May 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2008, the Company’s ratio of current assets to current liabilities was 1.32 to 1. The ratio at October 31, 2007 and April 30, 2008 was 1.15 to 1 and 1.21 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operations decreased $32,924 (31.9%) in the six months ended October 31, 2008 from the comparable period in the prior year, primarily as a result of a large decrease in accounts payable due to the lower cost per gallon of gasoline at the end of the period. This result was partially offset by the decrease in inventories. Cash used in investing in the six months ended October 31, 2008 increased primarily due to the purchase of additional property and equipment. Cash used in financing increased, primarily due to increased payments of long-term debt and dividends during the six months.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2009, the Company expended $68,141 for property and equipment and goodwill, primarily for the construction, acquisition and remodeling of Company stores, compared to $47,929 for the comparable period in the prior year. The Company has budgeted approximately $130,000 in fiscal 2009 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of October 31, 2008, the Company had long-term debt, net of current maturities, of $169,288, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $30,000 in principal amount of 7.38% Senior Notes, $18,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $11,429 in principal amount of 7.89% Senior Notes, Series A, $1,532 of mortgage notes payable, and $8,327 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,166 USTs, of which 2,653 are fiberglass and 513 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2008 and 2007, the Company spent approximately $1,133 and $1,431, respectively, for assessments and remediation. During the six months ended October 31, 2008, the Company expended approximately $660 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2008, approximately $11,537 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2008 of approximately $235 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

As of the end of the period covered by this report, the Company was not a party to any derivative financial instruments. In addition, management believes that the Company is not materially at risk for changes in interest rates relating to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company believes that an immediate 100 basis point move in interest rates affecting the Company’s floating and fixed rate financial instruments as of October 31, 2008 would have an immaterial effect on the Company’s pretax earnings.

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

The information required by this Item is set forth in Note 6 to the consolidated condensed financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.

Item 1A.	Risk Factors.

We are adding the following “risk factor” to those disclosed in our 2008 Annual Report on Form 10-K:

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products the Company sells in its stores. In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.

Furthermore, the Company could experience reduced traffic in its stores, or limitations on the prices the Company can charge for its products, either of which could reduce the Company’s sales and profit margins and have a material adverse affect on the Company’s financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and the Company’s operating expenses, and otherwise adversely affect the financial condition and results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders held on September 17, 2008, eight directors were elected for a term of one year. Each of the nominees so elected, with the exception of Mr. Lamberti, previously has been elected by shareholders as a director of the Company. The votes cast or withheld for each nominee were as follows:

Name	Number of Shares Voting For	Number of Shares That Withheld Authority
Ronald M. Lamb	46,136,252	2,577,359
Robert J. Myers	46,968,907	1,744,704
Diane C. Bridgewater	48,348,173	365,438
Johnny Danos	48,278,071	435,540
Patricia Clare Sullivan	47,262,085	1,451,526
Kenneth H. Haynie	45,591,874	3,121,737
William C. Kimball	48,276,443	437,168
Jeffrey M. Lamberti	43,993,448	4,720,163

At the annual meeting, shareholders also ratified the selection of KPMG LLP as the independent auditors for the fiscal year ending April 30, 2009, with votes being cast as follows:

For	Against	Abstain
48,098,151	488,906	126,554

Item 6.	Exhibits.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

Exhibit No.	Description
4.2	Rights Agreement between Casey’s General Stores, Inc. and United Missouri Bank of Kansas City, N.A., as Rights Agent (incorporated by reference from the Registration Statement on Form 8-A (0-12788) filed June 19, 1989 relating to Common Share Purchase Rights), and amendments thereto (incorporated by reference from the Form 8 (Amendment No. 1 to the Registration Statement on Form 8-A filed June 19, 1989) filed September 10, 1990; the Form 8-A/A (Amendment No. 3 to the Registration Statement on Form 8-A filed June 19, 1989) filed March 30, 1994; the Form 8-A12G/A (Amendment No. 2 to the Registration Statement on Form 8-A filed June 19, 1989) filed July 29, 1994; the Current Report on Form 8-K filed May 10, 1999; and the Current Report on Form 8-K filed September 27, 1999.)

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999).

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

21	Subsidiaries of Casey’s General Stores, Inc.

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 5, 2008	By:	/s/ William J. Walljasper
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