Form 10-Q
period 2009-01-31
CASEYS GENERAL STORES INC
filed 2009-03-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2009
Common Stock, no par value per share	50,826,312 share

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands)

ASSETS

	January 31, 2009	April 30, 2008
Current assets:
Cash and cash equivalents	$127,459	154,523
Receivables	8,651	16,662
Inventories	99,030	124,503
Prepaid expenses	9,451	9,817
Income tax receivable	6,848	7,751

Total current assets	251,439	313,256

Other assets	8,642	8,898

Goodwill	50,956	48,308

Property and equipment, net of accumulated depreciation of $638,177 at January 31, 2009 and $595,316 at April 30, 2008	898,979	848,738

	$1,210,016	1,219,200

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Continued)

(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2009	April 30, 2008
Current liabilities:
Current maturities of long-term debt	$33,306	34,383
Accounts payable	97,001	163,343
Accrued expenses	62,041	61,373

Total current liabilities	192,348	259,099

Long-term debt, net of current maturities	169,101	181,443

Deferred income taxes	113,203	105,959

Deferred compensation	10,070	10,201

Other long-term liabilities	16,553	15,026

Total liabilities	501,275	571,728

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	60,256	57,690
Retained earnings	648,485	589,782

Total shareholders’ equity	708,741	647,472

	$1,210,016	1,219,200

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Total revenue	$848,832	1,154,500	3,804,880	3,624,070
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	687,714	994,432	3,253,654	3,096,414

Gross profit	161,118	160,068	551,226	527,656

Operating expenses	118,886	120,587	378,856	357,819
Depreciation and amortization	17,148	17,029	52,037	50,678
Interest, net	2,757	2,317	7,734	7,012

Total expenses	138,791	139,933	438,627	415,509

Earnings from continuing operations before income taxes and (loss) gain on discontinued operations	22,327	20,135	112,599	112,147
Federal and state income taxes	8,292	7,248	42,428	41,630

Earnings from continuing operations before (loss) gain on discontinued operations	14,035	12,887	70,171	70,517
(Loss) gain on discontinued operations, net of (tax benefit) taxes of $(9), $94, $(23), and $(20)	(14)	146	(36)	(32)

Net earnings	$14,021	13,033	70,135	70,485

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Continued)

(Dollars in Thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Basic
Earnings from continuing operations before loss on discontinued operations	$.28	.26	1.38	1.39
Loss on discontinued operations	—	—	—	—

Net earnings per common share	$.28	.26	1.38	1.39

Diluted
Earnings from continuing operations before loss on discontinued operations	$.28	.26	1.38	1.39
Loss on discontinued operations	—	—	—	—

Net earnings per common share	$.28	.26	1.38	1.39

Basic weighted average shares outstanding	50,809,645	50,700,095	50,782,729	50,666,868
Plus effect of stock options	148,208	221,353	142,931	203,620

Diluted weighted average shares outstanding	50,957,853	50,921,448	50,925,660	50,870,488

All stock options outstanding were included in the computations above except for 226,000 options for the three month and nine month periods ended January 31, 2009 and 238,500 options for the three month and nine month periods ended January 31, 2008 that had an anti-dilutive effect.

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousand)

	Nine Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$70,135	70,485
Adjustments to reconcile net earnings to net cash provided by operations:
Loss from discontinued operations	36	32
Depreciation and amortization	52,037	50,678
Other (accretion) amortization	(153)	223
Stock based compensation	992	1,017
Loss on sale of property and equipment	4,334	2,888
Deferred income taxes	7,962	1
Excess tax benefits related to stock option exercises	(461)	(602)
Changes in assets and liabilities:
Receivables	8,011	(1,241)
Inventories	25,473	(6,823)
Prepaid expenses	(352)	(1,444)
Accounts payable	(66,342)	(6,437)
Accrued expenses	668	9,082
Income taxes	3,056	4,034
Other, net	(2,569)	189

Net cash provided by operating activities	102,827	122,082

Cash flows from investing activities:
Purchase of property and equipment	(107,358)	(70,413)
Proceeds from sale of property and equipment	2,056	1,420

Net cash used in investing activities	(105,302)	(68,993)

Cash flows from financing activities:
Payments of long-term debt	(15,022)	(20,703)
Proceeds from exercise of stock options	1,112	1,570
Payments of cash dividends	(11,431)	(9,883)
Excess tax benefits related to stock option exercises	461	602

Net cash used in financing activities	(24,880)	(28,414)

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

(Continued)

	Nine Months Ended January 31,
	2009	2008
Cash flows from discontinued operations:
Operating cash flows	(18)	50
Investing cash flows	309	1,284

Net cash flows from discontinued operations	291	1,334

Net (decrease) increase in cash and cash equivalents	(27,064)	26,009
Cash and cash equivalents at beginning of the period	154,523	107,067

Cash and cash equivalents at end of the period	$127,459	133,076

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine Months Ended January 31,
	2009	2008
Cash paid during the period for:
Interest, net of amount capitalized	$9,270	11,016
Income taxes	29,623	36,737
Noncash investing and financing activities:
Remeasurement of income taxes upon adoption of FIN 48	—	(646)
Property and equipment acquired through notes payable	1,603	—

See notes to unaudited consolidated condensed financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying consolidated condensed financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2009 and April 30, 2008, and the results of operations for the three and nine months ended January 31, 2009 and 2008, and cash flows for the nine months ended January 31, 2009 and 2008. Certain reclassifications were made on the cash flow statement for the prior year to conform to current year presentation.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, video rentals, and money orders at the time of the sale to the customer. Other maintenance services and transportation charges are recognized at the time the service is provided. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 4,560,000 shares of common stock. Option prices for employees are not to be less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. Options for 354,664 shares were available for grant at January 31, 2009, and options for 697,400 shares (which expire between 2009 and 2018) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2008 Proxy Statement.

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

The 2000 Stock Option Plan grants employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan grants directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the 12 months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. On May 1, 2008, stock options totaling 12,000 shares were granted to the directors. The aggregate number of shares of Common Stock that may be granted pursuant to the Directors’ Stock Option Plan may not exceed 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits or other relevant capitalization changes.

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2008	783,550	$19.74
Granted	12,000	26.51
Exercised	(77,150)	14.42
Forfeited	(21,000)	23.80

Outstanding at January 31, 2009	697,400	$20.32

Weighted average fair value of options granted during the nine-month period ended January 31, 2009		$8.30

At January 31, 2009, all outstanding options had an aggregate intrinsic value of $1,969 and a weighted average remaining contractual life of 6 years. The vested options totaled 286,400 shares with a weighted average exercise price of $15.14 per share and a weighted average remaining contractual life of 3.9 years. The aggregate intrinsic value for the vested options as of January 31, 2009, was $1,857. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2009, was $1,011 and the total fair value of shares vested during the nine months ended January 31, 2009, was $100.

The fair value of the 2009 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair values for the May 1, 2008 options was $8.30. Significant assumptions include:

May 1, 2008
Risk-free interest rate	4.3%
Expected option life	8.9 years
Expected volatility	37%
Expected dividend yield	1.7%

The option life of each award granted was based upon historical experience of employees’ and directors’ exercise behavior. Expected volatility was based upon historical volatility levels. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life at the time of grant. Total compensation costs recorded for the nine months ended January 31, 2009 and 2008, were $992 and $1,017, respectively, for the stock option awards. As of January 31, 2009, there was $1,218 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2011.

5.	The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include writedowns of discontinued stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Amounts related to prior periods for discontinued operations determined in the current periods have been reclassified to conform to discontinued operations of the current period in the accompanying consolidated condensed statements of earnings.

The stores presented as discontinued operations had total revenues and pretax gain (loss) as follows for the periods presented (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
Total revenue	$442	3,013	2,202	11,897
Pretax gain (loss)	(23)	240	(59)	(52)

Included in the loss on discontinued operations is a gain on disposal of $16 for the nine-month period ended January 31, 2009. There were no disposals during the three-month period ended January 31, 2009. Included in the loss on discontinued operations is a gain on disposal of $115 for the nine-month period ending January 31, 2008 and a gain on disposal of $354 for the three-month period ended January 31, 2008. Included in property and equipment in the accompanying condensed consolidated balance sheets are $266 and $1,650 in assets held for sale as of January 31, 2009 and April 30, 2008, respectively.

6.	The Company is named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60ºF. Fuel is generally measured at 60ºF in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

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

The Company also is the defendant in an action now pending in the United States District Court for the Southern District of Iowa, filed May 30, 2007 by two former employees claiming that Casey’s failed to properly pay overtime compensation to its assistant managers. Specifically, plaintiffs claim that the assistant managers were treated as nonexempt employees entitled to overtime pay, but that the Company did not properly record all hours worked and failed to pay the assistant managers overtime pay for all hours worked in excess of 40 per week. The action purports to be a collective action under the Fair Labor Standards Act (FLSA) brought on behalf of all “persons who are currently or were employed during the three-year period immediately preceding the filing of [the] complaint as ‘Assistant Managers’ at any Casey’s General Store operated by [the] Defendant (directly or through one of its wholly owned subsidiaries), who worked overtime during any given week within that period, and who have not filed a complaint to recover overtime wages.”

The complaint seeks relief in the form of back wages owed all members of the class during the three-year period preceding the filing of the complaint, liquidated damages, attorneys fees, and costs.

In October 2007, the Court conditionally certified the collective action as to “any employees who are or have been employed by Casey’s as an assistant manager at any time since November 1, 2004, and who have unresolved claims for unpaid overtime,” and authorized the mailing of notice of the action to all such persons. The deadline for potential class members to elect to “opt-in” and become collective class members has now expired. A total of 631 potential class members have elected to opt-in. The Company will be allowed to move to decertify the collective action after discovery is conducted.

In November 2007, the plaintiffs filed a motion to amend their complaint to include class claims alleging violations of the state laws of eight states where the Company operates, based on the same general factual allegations underlying the FLSA claim. The court allowed the amended complaint to be filed, with modifications. The plaintiffs subsequently filed amended collective and class action complaints, essentially asserting the same claims alleged in previous filings, but expanding the class claims under State law and extending them to include violations of Wisconsin law. In addition, the plaintiffs added as parties defendant five former and current officers of the Company. The claims against these five named officers are limited to alleged violation of the FLSA. Discovery activities are being pursued by both the plaintiffs and the Company.

On January 10, 2008, seven current and former store employees filed a case similar to the action brought by assistant managers discussed above, which is also pending in the U.S. District Court for the Southern District of Iowa in Des Moines. This action also is filed as a collective action pursuant to the FLSA, and also alleges class claims based on “the independent statutory state wage and hours laws of Iowa, Illinois, Indiana, Kansas, Missouri, Nebraska and South Dakota.” The action purports to be brought on behalf of a class consisting of essentially all

Casey’s non-management-level store employees employed “during the three-year period immediately preceding the filing of [the] complaint… at any Casey’s General Store, whether operated directly by Defendant or through one of its wholly owned subsidiaries.”

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

Approximately 30,000 potential collective action members were provided notice of the action and their right to opt-in to the FLSA claims. A total of 2,649 potential members have opted-in to the collective action claim. The opt-in period has now expired.

The plaintiffs have filed amended collective and class action complaints, essentially asserting the same claims alleged in previous filings, but expanding the class claims under state law and extending them to include violations of Minnesota law. In addition, the plaintiffs added as parties defendant five former and current officers of the Company. The claims against these five named officers are limited to alleged violation of the FLSA. Discovery activities are being pursued by both the plaintiffs and the Company.

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

7.	In the first quarter of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037, as of May 1, 2007, the date of adoption and $5,655 at April 30, 2008. At January 31, 2009, the company had a total of $7,147 in gross unrecognized tax benefits. Of this amount, $5,308 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $749 at January 31, 2009 and $548 at April 30, 2008. Net interest and penalties included in income tax expense for the nine months ended January 31, 2009 was approximately $201 and was not material for the comparable period in the prior year. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of January 31, 2009, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $676 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2005 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, thereby requiring an entity to develop its own assumptions. The Company adopted SFAS No. 157 on May 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements. In accordance with FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company has deferred the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities.

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

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri and Illinois. On January 31, 2009, there were a total of 1,469 stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in Company stores.

Approximately 61% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 13% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to Company stores. At January 31, 2009, the Company owned the land at 1,420 locations and the buildings at 1,429 locations, and leased the land at 49 locations and the buildings at 40 locations.

During the third quarter of fiscal 2009, the Company earned $0.28 in earnings per share from continuing operations compared to $0.26 per share for the same quarter a year ago. Nine-month earnings per share came to $1.38 versus $1.39 for the first nine months of fiscal 2008. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

Through the end of the third fiscal quarter, the Company had acquired 14 convenience stores from other parties and completed 7 new store constructions. Management plans to have 17 new store constructions opened by the end of this fiscal year. The annual goal is to increase the number of Company stores by 4%.

The third quarter results reflected a 2.1% increase in same-store gasoline gallons sold, with an average margin of approximately 9.9 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. Although the Company tends to experience lower gasoline margins as wholesale costs increase, and higher margins as wholesale costs decrease, retail prices were very responsive to the decline in wholesale costs during the third quarter which put pressure on the margin. However, as wholesale costs stabilized toward the end of the quarter the margin improved.

Same store sales of grocery and other merchandise and prepared foods and fountain also showed gains during the third quarter. Operating expenses decreased due to lower credit card fees and a decline in fleet fuel expense, conditions which are expected to continue into the fourth quarter.

The weakening U.S. economy and increased unemployment have had an adverse impact on consumer disposable income generally in the Midwest. These conditions have not lowered the over-all demand for gasoline and the merchandise sold in Company stores, but management expects to continue facing a challenging operating environment in the coming months. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended January 31, 2009 Compared to

Three Months Ended January 31, 2008

(Dollars and Amounts in Thousands)

Three months ended 1/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$531,891	231,337	81,048	4,556	848,832
Gross profit	30,574	76,147	50,077	4,320	161,118
Margin	5.7%	32.9%	61.8%	94.8%	19.0%

Gasoline gallons	307,446

Three months ended 1/31/08	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$860,015	214,843	73,421	6,221	1,154,500
Gross profit	40,183	68,541	46,686	4,658	160,068
Margin	4.7%	31.9%	63.6%	74.9%	13.9%

Gasoline gallons	297,132

Total revenue for the third quarter of fiscal 2009 decreased by $305,668 (26.5%) over the comparable period in fiscal 2008. Retail gasoline sales decreased by $328,124 (38.2%) as the number of gallons sold increased by 10,314 (3.5%) while the average retail price per gallon decreased 40.2%. During this same period, retail sales of grocery and general merchandise increased by $16,494 (7.7%) and prepared food and fountain sales increased by $7,627 (10.4%), due to the continued popularity of menu offerings and strategic price increases.

The other revenue category has primarily consisted of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These revenues decreased $1,665 (26.8%) for the third quarter of fiscal 2009 primarily due to the elimination of the franchise program effective December 31, 2008. However, the gross profit margin only decreased $338 (7.3%) primarily due to the increase in lottery commissions of $200 (9.2%) from the comparable period in the prior year.

Cost of goods sold as a percentage of total revenue was 81% for the third quarter of fiscal 2009, compared to 86.1% for the comparable period in the prior year primarily due to the decrease in the average retail price per gallon of gasoline sold. The gross profit margin on retail gasoline sales increased (to 5.7%) during the third quarter of fiscal 2009 from the third quarter of the prior year (4.7%). However, the gross profit margin per gallon decreased (to $.0994) in the third quarter of fiscal 2009 from the comparable period in the prior year ($.1352) primarily due to the competitive response of the retail environment to the downward movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise increased (to 32.9%) from the comparable period in the prior year (31.9%). The increase was caused by enhanced profitability in the beer and beverage categories and increased pack versus carton sales in cigarettes. These increases were partially offset by the decrease in the prepared food margin (to 61.8%) from the comparable period in the prior year (63.6%). This decrease was caused by increased product costs, primarily cheese.

Operating expenses as a percentage of total revenue were 14% for the third quarter of fiscal 2009 compared to 10.4% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by a decrease in the average retail price per gallon of gasoline sold. Operating expenses decreased 1.4% in the third quarter of 2009 from the comparable period in the prior year, due to an 18.9% decrease in credit card fees due to lower gasoline prices and a significant decline in fleet fuel expense.

The effective tax rate increased 1.1% to 37.1% in the third quarter of fiscal year 2009 from 36% in the third quarter of fiscal year 2008. The increase in the effective tax rate was primarily due to the increase in the FASB Interpretation No. 48 (FIN 48) tax contingencies. This increase was partially offset by the increase in federal tax credits.

Net earnings increased by $988 (7.6%). The increase in net earnings was attributable primarily to the increase in the gross profit dollars from grocery and other merchandise sales, and prepared food and fountain sales and the decrease in operating expenses. However, much of the increase was offset by the decrease in the gross profit margin per gallon of gasoline sold.

Nine Months Ended January 31, 2009 Compared to

Nine Months Ended January 31, 2008

(Dollars and Amounts in Thousands)

Nine months ended 1/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,763,518	770,766	254,533	16,063	3,804,880
Gross profit	123,668	259,311	155,112	13,135	551,226
Margin	4.5%	33.6%	60.9%	81.8%	14.5%

Gasoline gallons	942,480

Nine months ended 1/31/08	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,652,663	725,029	228,054	18,324	3,624,070
Gross profit	132,257	239,619	143,136	12,644	527,656
Margin	5.0%	33.0%	62.8%	69.0%	14.6%

Gasoline gallons	924,091

Total revenue for the first nine months of fiscal 2009 increased by $180,810 (5%) over the comparable period in fiscal 2008. Retail gasoline sales increased by $110,855 (4.2%) as the number of gallons sold increased by 18,389 (2%) while the average retail price per gallon increased 2.1%. During this same period, retail sales of grocery and general merchandise increased by $45,737 (6.3%) and prepared food and fountain sales increased by $26,479 (11.6%), due to the continued popularity of menu offerings and strategic price increases.

The other revenue category has primarily consisted of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards, and video rental commissions received. These revenues decreased $2,261 (12.3%) for the first nine months of fiscal 2009 primarily due to the phase out of the franchise program. However, the gross profit margin increased $491 (3.9%) primarily due to the increase in lottery commissions of $849 (14.3%) from the comparable period in the prior year.

Cost of goods sold as a percentage of total revenue was 85.5% for the first nine months of fiscal 2009, compared to 85.4% for the comparable period in the prior year partially due to the decrease in the prepared food margin (to 60.9%) from the comparable period in the prior year (62.8%). This decrease was caused by increased product costs, primarily cheese. The gross profit margins on retail gasoline sales decreased (to 4.5%) during the first nine months of fiscal 2009 from the comparable period in the prior year (5%). The gross profit margin per gallon also decreased (to $.1312) during the first nine months of fiscal 2009 from the comparable period in the prior year ($.1431). These decreases were partially offset by the increase in the gross profit margin on retail sales of grocery and other merchandise (to 33.6%) from the comparable period in the prior year (33%). The increase was caused by enhanced profitability in the beer and beverage categories and increased pack versus carton sales in cigarettes.

Operating expenses as a percentage of total revenue were 10% for the first nine months of fiscal 2009 compared to 9.9% for the comparable period in the prior year. Operating expenses increased 5.9% in the first nine months of 2009 from the comparable period in the prior year, primarily due to a 13% increase in credit card fees, impairment charges of $2,553 related to five stores damaged by the significant flooding in the upper Midwest in June 2008, and several large health insurance claims.

Depreciation and amortization expense increased 2.7% to $52,037 for the nine months of fiscal year 2009 from $50,678 for the comparable period in the prior year. The increase was due to capital expenditures made during the last fiscal year.

The effective tax rate increased .6% to 37.7% for the first nine months of fiscal year 2009 from 37.1% for the comparable period in the prior year. The increase in the effective tax rate was primarily due to the increase in the FASB Interpretation No. 48 (FIN 48) tax contingencies. This increase was partially offset by the increase in federal tax credits.

Net earnings decreased by $350 (0.5%). The decrease in net earnings was attributable primarily to the decrease in the gross profit margin per gallon of gasoline sold and the increase in operating expenses. However, a majority of the decrease was offset by the increases in the gross profit dollars from grocery and other merchandise sales, and prepared food and fountain sales.

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

Long-lived Assets. The Company periodically monitors under-performing stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to period end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company recognized charges of $2,553 for five stores damaged by the significant flooding in June 2008. The Company incurred additional impairment charges of $1,985 during the nine months ended January 31, 2009 for stores not affected by the flooding. The impairment charges are a component of operating expenses.

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

Recent accounting pronouncements. In the first quarter of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037, as of May 1, 2007, the date of adoption and $5,655 at April 30, 2008. At January 31, 2009, the company had a total of $7,147 in gross unrecognized tax benefits. Of this amount, $5,308 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $749 at January 31, 2009 and $548 at April 30, 2008. Net interest and penalties included in income tax expense for the nine months ended January 31, 2009 was approximately $201 and was not material for the comparable period in the prior year. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of January 31, 2009, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $676 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2005 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2009, the Company’s ratio of current assets to current liabilities was 1.31 to 1. The ratio at January 31, 2008 and April 30, 2008 was 1.21 to 1. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations, will be sufficient to satisfy the working capital needs of its business.

Net cash provided by operating activities decreased $19,255 (15.8%) in the nine months ended January 31, 2009 from the comparable period in the prior year, primarily as a result of a large decrease in accounts payable due to the lower cost per gallon of gasoline at the end of the period. This result was partially offset by the decrease in inventories. Cash used in investing activities in the nine months ended January 31, 2009 increased primarily due to the purchase of additional property and equipment. Cash used in financing activities decreased, primarily due to fewer repayments of long-term debt during the nine months ended January 31, 2009.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in Company stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2009, the Company expended $107,358 for property and equipment, primarily for the construction, acquisition and remodeling of Company stores, compared to $70,413 for the comparable period in the prior year. The Company has budgeted approximately $130,000 in fiscal 2009 for construction, acquisition and remodeling of Company stores, primarily from existing cash and funds generated by operations.

As of January 31, 2009, the Company had long-term debt, net of current maturities, of $169,101, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $30,000 in principal amount of 7.38% Senior Notes, $18,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $11,429 in principal amount of 7.89% Senior Notes, Series A, $1,344 of mortgage notes payable, and $8,328 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,197 USTs, of which 2,683 are fiberglass and 514 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners,

including the Company. The extent of available coverage or reimbursement under such programs for costs incurred by the Company is not fully known at this time. In each of the years ended April 30, 2008 and 2007, the Company spent approximately $1,133 and $1,431, respectively, for assessments and remediation. During the nine months ended January 31, 2009, the Company expended approximately $852 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2009, approximately $11,805 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2009 of approximately $237 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

As of the end of the period covered by this report, the Company was not a party to any derivative financial instruments. In addition, management believes that the Company is not materially at risk for changes in interest rates relating to its investment portfolio and long-term debt obligations. The Company places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company’s first priority is to reduce the risk of principal loss. Consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only money market funds and marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We are adding the following “risk factor” to those disclosed in our 2008 Annual Report on Form 10-K and in our Form 10-Q for the fiscal quarter ended October 31, 2008:

We face certain litigation risks that could be harmful to our consolidated financial position and results of operation. There are several lawsuits pending against us asserting various employment-related and other claims. These lawsuits are discussed in footnote 6 to our unaudited consolidated condensed financial statements, beginning on page 11. The results of complex legal proceedings are difficult to predict. Moreover, the complaints filed against us do not specify the amount of damages the Plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred, should these lawsuits be resolved against us. However, the types of claims asserted in these lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.

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

CASEY’S GENERAL STORES, INC.

Date: March 11, 2009	By:	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

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