Form 10-K
period 2009-04-30
CASEYS GENERAL STORES INC
filed 2009-06-29
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,460,633,086, based on the closing sales price ($30.20 per share) as quoted on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 19, 2009
Common Stock, no par value per share	50,858,912 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents, as set forth herein, are incorporated by reference into the listed Parts and Items of this report on Form 10-K:

1. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on September 18, 2009 (Item 5 of Part II and Items 10, 11, 12, 13, and 15 of Part III).

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. and its wholly owned subsidiaries (the Company/Casey’s/we) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all stores offer gasoline for sale on a self-service basis. On April 30, 2009, there were a total of 1,478 Casey’s General Stores in operation. There were 16 stores newly constructed and 16 acquired stores opened in fiscal 2009. There were also 8 stores closed in fiscal 2009. We operate a central warehouse, Casey’s Distribution Center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores.

Approximately 61% of all our stores are located in areas with populations of fewer than 5,000 persons, while approximately 13% of our stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.

Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100) was incorporated in Iowa in 1967. Two of our subsidiaries, Casey’s Marketing Company (Marketing Company) and Casey’s Services Company (Services Company), also operate from the corporate headquarters facility and were incorporated in Iowa in March 1995. A third subsidiary, Casey’s Retail Company, was incorporated in Iowa in 2004 and a fourth subsidiary, CGS Sales Corp., was incorporated in 2008 and both also operate from these facilities.

The Company’s Internet address is www.caseys.com. Each year we make available through our website current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports free of charge as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. Additionally, you can go to our website to read our Financial Code of Ethics and Code of Conduct; we intend to post disclosure of any waivers to the Codes to the extent such disclosure is legally required.

General

We seek to meet the needs of residents of smaller towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. We have succeeded at operating Casey’s General Stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these offerings.

The Company derives its revenue primarily from the retail sale of gasoline and the products offered in our stores. Our sales historically have been strongest during the first and second fiscal quarters (May through October) and relatively weaker during the third and fourth. In warmer weather, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice.

Corporate Subsidiaries

The Marketing Company and the Services Company were organized as Iowa corporations in March 1995, and both are wholly owned subsidiaries of Casey’s. Casey’s Retail Company was organized as an Iowa corporation in April 2004 and CGS Sales Corp. was organized as an Iowa Corporation in 2008, and both are also wholly-owned subsidiaries of Casey’s.

Casey’s Retail Company operates stores in Illinois, Kansas, Minnesota, Nebraska, and South Dakota; it also holds the rights to the Casey’s trademark and trade name. The Marketing Company owns and has responsibility for the operation of stores in Iowa, Missouri, Wisconsin, and Indiana. The Marketing Company also has responsibility for all of our wholesale operations, including the Distribution Center. The Services Company provides a variety of construction and transportation services for all stores. CGS Sales Corp. operates a store in Onawa, Iowa.

Store Operations

Products Offered

Each Casey’s General Store typically carries over 3,000 food and nonfood items. Many of the products offered are those generally found in a supermarket. The selection is generally limited to one or two well-known brands of each item stocked. Most of our staple foodstuffs are nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 88% of the stores offer beer. Our nonfood items include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, photo supplies, and automotive products.

All Casey’s General Stores offer gasoline or gasohol for sale on a self-service basis. The gasoline and gasohol generally are sold under the Casey’s name.

It is our policy to experiment with additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in most stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2009, the Company was selling donuts prepared on store premises in approximately 96% of our stores in addition to cookies, brownies, and Danish rolls. The Company installs donut-making facilities in all newly constructed stores.

We began marketing made-from-scratch pizza in 1984, and it is now available in 1,384 stores (94%) as of April 30, 2009. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, sub sandwiches, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites.

The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nongasoline items have generated about 27% of our total revenue, but they have resulted in approximately 75% of our gross profits. Gross profit margins on prepared food items averaged approximately 62% during the same thirty-six months—substantially higher than the gross profit margin on retail sales of gasoline, which averaged approximately 5%.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The new store design measures 39 feet by 92 feet with approximately 2,300 square feet devoted to sales area, 500 square feet to kitchen space, 400 square feet to storage, and 2 large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 8 islands of gasoline dispensers and storage tanks with capacity for 30,000 to 50,000 gallons of gasoline. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow pylon sign which displays Casey’s name and service mark.

All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. Most store locations are open from 6:00 a.m. to 11:00 p.m., although hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. We require that all stores maintain a bright, clean interior and provide prompt checkout service. It is our policy not to install electronic games or sell adult magazines on store premises.

Store Locations

The Company traditionally has located its stores in smaller towns not served by national-chain convenience stores. Management believes that a Casey’s General Store provides a service not otherwise available in small towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store-site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Where there is no competing store, we can often operate profitably at a highway location in a community with a population of as few as 500.

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings. Approximately 71% of Casey’s total revenue for the year ended April 30, 2009 was derived from the retail sale of gasoline. The following table summarizes gasoline sales for the three fiscal years ended April 30, 2009:

	Year ended April 30,
	2009	2008	2007
Number of gallons sold	1,241,502,396	1,214,932,101	1,193,936,979
Total retail gasoline sales	$3,321,548,694	$3,559,244,599	$2,881,991,316
Percentage of total revenue	70.9%	73.7%	71.6%
Gross profit percentage (excluding credit card fees)	4.8%	4.7%	4.3%
Average retail price per gallon	$2.68	$2.93	$2.41
Average gross profit margin per gallon (excluding credit card fees)	12.87 ¢	13.90 ¢	10.40 ¢
Average number of gallons sold per store*	859,114	835,948	821,057

*	Includes only those stores in operation at least one full year on April 30, of the fiscal year indicated.

Retail prices of gasoline decreased during the year ended April 30, 2009. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation and our efforts to price our retail gasoline to compete in local market areas. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

Distribution and Wholesale Arrangements

The Marketing Company supplies all stores with groceries, food, health and beauty aids, and general merchandise from our distribution center. The stores place orders for merchandise through a telecommunications link-up to the computer at our headquarters in Ankeny, and we fill the orders with weekly shipments in Company-owned delivery trucks. All of our existing and most of our proposed stores are within the Distribution Center’s optimum efficiency range—a radius of approximately 500 miles.

In fiscal 2009, we purchased directly from manufacturers approximately 90% of the food and nonfood items sold from our distribution center. It is our practice, with few exceptions, not to enter into long-term supply contracts with any of the suppliers of products sold by Casey’s General Stores. We believe the practice is customary in the industry and enables us to respond flexibly to changing market conditions.

Franchise Operations

In the early days of Casey’s existence, the Company offered private investors the opportunity to establish franchised Casey’s stores as a way to expand the Casey’s system at a rapid pace. The franchise owner (“franchisee”) was authorized to construct a Casey’s General Store according to the Company’s plans and specifications and to operate the store in accordance with the Company’s franchise agreement. Although each franchise store displayed the name and trademark of Casey’s, it was independently owned and operated by the franchisee. The largest number of stores owned by any one franchisee was thirteen. The first franchised Casey’s store opened on July 1, 1970 in Waukee, Iowa. In the ensuing years, the increase in franchise stores almost equaled the growth of company stores. As of April 30, 1985, the Casey’s chain of 482 stores included 232 franchise stores.

The Company discontinued active franchising in the mid-1980’s, though a few new franchise stores were built after 1990. However, the total number of franchise stores began to decline in the late 1980’s, as some franchisees took advantage of opportunities to sell or lease their stores to the Company. By January 1, 2000, there were 145 remaining franchise stores, compared to 1,084 company stores. The Company then began buying existing convenience stores as a primary means of growth, and purchased many of its franchisees’ stores during the early 2000s. A few franchise stores were sold to other owners or operated independently after their franchise agreements expired. By November 30, 2007, only 15 franchise stores remained. The last remaining franchise store, in Prophetstown, Illinois, closed on December 31, 2008, thus closing an important chapter in the history of Casey’s growth to 1,478 stores at April 30, 2009.

Personnel

On April 30, 2009, we had 7,740 full-time employees and 11,040 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

Competition

Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey’s General Stores. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores, similar retail outlets, and, to a lesser extent, prepared food outlets, restaurants, and expanded gasoline stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, expanded gasoline stations, supermarkets, discount food stores, and traditional convenience stores. Convenience store chains competing in the larger towns served by Casey’s General Stores include Quik Trip, Kwik Trip, and regional chains. Some of the Company’s competitors have greater financial and other resources than we do. These competitive factors are discussed further in Item 7 of this Form 10-K.

Service Marks

The name “Casey’s General Store” and the service mark consisting of the Casey’s design logo (with the words “Casey’s General Store”) are our registered service marks under federal law. We believe these service marks are of material importance in promoting and advertising the Company’s business.

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 3,235 USTs, 2,724 of which are fiberglass and 511 are steel, and we believe that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners. In the years ended April 30, 2009 and 2008, we spent approximately $1,128,000 and $1,133,000, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2009, approximately $12,087,000 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. At April 30, 2009, we had an accrued liability of approximately $250,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

Over the past three fiscal years, our gasoline revenues accounted for approximately 72% of total revenue and our gasoline gross profit accounted for approximately 23% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the absence of gasoline contracts that guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products could adversely affect consumer demand for gasoline. Volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our gasoline gallon volume, gasoline gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.

Wholesale cost increases of tobacco products could affect our operating results.

Sales of tobacco products have averaged approximately 9% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 13% of total gross profit for the same period. Significant increases in wholesale cigarette costs or tax increases on tobacco products may have an adverse effect on unit demand for cigarettes domestically. Currently, major cigarette manufacturers offer rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic.

Future legislation and campaigns to discourage smoking may have a material adverse effect on our revenues and gross profit.

Future legislation and national, state and local campaigns to discourage smoking could have a substantial impact on our business, as consumers adjust their behaviors in response to such legislation and campaigns. Reduced demand for cigarettes could have a material adverse effect on sales of, and margins for, the cigarettes we sell.

Future consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected. Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. For example, various petroleum marketing retailers, distributors and refiners are currently defending class-action claims alleging that the sale of unadjusted volumes of fuel at temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. Certain claims asserted in these lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.

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

All of our stores are located in the Midwest region of the United States, which is susceptible to thunderstorms, extended periods of rain, flooding, ice storms, and heavy snow. Inclement weather conditions could damage our facilities or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected.

We may not be able to identify, acquire, and integrate new stores, which could adversely affect our ability to grow our business.

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2008 through April 30, 2009 we acquired 16 convenience stores. We expect to continue pursuing acquisition opportunities.

Acquisitions involve risks that could cause our actual growth or operating results to differ materially from our expectations or the expectations of securities analysts. These risks include:

•	The inability to identify and acquire suitable sites at advantageous prices;

•	Competition in targeted market areas;

•	Difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire;

•	Difficulties associated with our existing financial controls, information systems, management resources and human resources needed to support our future growth;

•	Difficulties with hiring, training and retaining skilled personnel, including store managers;

•	Difficulties in adapting distribution and other operational and management systems to an expanded network of stores;

•	Difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores;

•	Difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores;

•	The potential diversion of our senior management’s attention from focusing on our core business due to an increased focus on acquisitions; and

•	Challenges associated with the consummation and integration of any future acquisition.

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

Any appreciable increase in income, overtime pay, or the statutory minimum wage rate or adoption of mandated healthcare benefits would result in an increase in our labor costs. Such cost increase or the penalties for failing to comply with such statutory minimum could adversely affect our business, financial condition, and results of operations. State or federal lawmakers or regulators may also enact new laws or regulations applicable to us that may have a material adverse and potentially disparate impact on our business.

The dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities.

We store motor fuel in storage tanks at our retail locations. Additionally, we transport a significant portion of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.

We may incur costs or liabilities as a result of litigation or adverse publicity resulting from concerns over food quality, health or other issues that could cause customers to avoid our convenience stores.

We may be the subject of complaints or litigation arising from food-related illness or injury in general which could have a negative impact on our business. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, employee relations or other matters related to our operations may materially adversely affect demand for our food and could result in a decrease in customer traffic to our convenience stores.

It is critical to our reputation that we maintain a consistent level of high quality at our convenience stores. Health concerns, poor food quality or operating issues stemming from one store or a limited number of stores could materially adversely affect the operating results of some or all of our stores.

Because we depend on our senior management’s experience and knowledge of our industry, we could be adversely affected were we to lose key members of our senior management team.

We are dependent on the continued efforts of our senior management team. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be dversely affected. We also rely on our ability to recruit qualified store managers, supervisors, district managers, regional managers and other store personnel. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business and results of operations.

We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on our information technology (IT) systems to manage numerous aspects of our business transactions and provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Any disruption could cause our business and competitive position to suffer and cause our operation results to be reduced. Also, our business continuity plan could fail.

Other Risks

Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.

We could issue additional shares for investment, acquisition, or other business purposes. Even if there is not an immediate need for capital, we may choose to issue securities to sell in public or private equity markets if and when conditions are favorable. Raising funds by issuing securities would dilute the ownership interests of our existing shareholders. Additionally, certain types of equity securities we may issue in the future could have rights, preferences, or privileges senior to the rights of existing holders of our common stock.

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

Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to these and other factors:

•	A deviation in our results from the expectations of public market analysts and investors;

•	Statements by research analysts about our common stock, company, or industry;

•	Changes in market valuations of companies in our industry and market evaluations of our industry generally;

•	Additions or departures of key personnel;

•	Actions taken by our competitors;

•	Sales of common stock by the Company, senior officers, or other affiliates; and

•	Other general economic, political, or market conditions, many of which are beyond our control.

The market price of our common stock will also be affected by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. The following are factors that may affect our quarterly results and comparable store sales: general, regional, and national economic conditions; competition; unexpected costs; changes in retail pricing, consumer trends, and the number of stores we open and/or close during any given period; costs of compliance with corporate governance and Sarbanes-Oxley requirements. Other factors are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may not be able to resell your shares of our common stock at or above the price you pay.

Our charter documents include provisions that may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.

Our articles of incorporation give the Company’s board of directors the authority to issue up to 1 million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, thereby having a potentially adverse effect on the market price of our common stock. At present, we have no plans to issue any preferred stock.

Other provisions of our articles of incorporation and bylaws and of Iowa law could make it more difficult for a third party to acquire us or hinder a change in management, even if doing so would be beneficial to our shareholders. For example, Section 409.1110 of the Iowa Business Corporation Act prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. This provision could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

These governance provisions could affect the market price of our common stock. We may, in the future, adopt other measures that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own our corporate headquarters and distribution center. Located on an approximately 45-acre site in Ankeny, Iowa, these adjacent facilities and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. The original complex was completed in February 1990 and placed in full service at that time. In fiscal 2007, we added 98,000 square feet to the distribution center, 20,000 square feet of office space, additional paving for truck parking, and necessary drainage and landscaping improvements.

On April 30, 2009, we also owned the land at 1,433 store locations and the buildings at 1,442 locations and leased the land at 45 locations and the buildings at 36 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

The information required to be set forth under this heading is incorporated by reference from Note 9, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 50,842,712 shares of common stock outstanding at April 30, 2009 had a market value of $1.4 billion, and there were 2,329 shareholders of record.

Common Stock Market Prices

Calendar 2007	High	Low	Calendar 2008	High	Low	Calendar 2009	High	Low
Q1	$26.70	$23.49	Q1	$29.65	$21.69	Q1	$28.06	$18.32
Q2	29.46	24.84	Q2	26.30	19.97	Q2
Q3	29.88	23.02	Q3	30.48	21.80	Q3
Q4	31.39	27.00	Q4	31.11	20.63	Q4

Dividends

We began paying cash dividends during fiscal 1991. The dividends paid in fiscal 2009 totaled $0.30 per share. The dividends paid in fiscal 2008 totaled $0.26 per share. On June 10, 2009, the Board of Directors declared a quarterly dividend of $0.085 payable August 17, 2009 to shareholders of record on August 3, 2009. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared during the calendar years 2007-09 were as follows:

Calendar 2007	Cash dividend declared	Calendar 2008	Cash dividend declared	Calendar 2009	Cash dividend declared
Q1	$0.05	Q1	$0.065	Q1	$0.075
Q2	0.065	Q2	0.075	Q2	0.085
Q3	0.065	Q3	0.075	Q3
Q4	0.065	Q4	0.075	Q4

	$0.245		0.29

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Earnings Data

	Years ended April 30,
	2009	2008	2007	2006	2005
Total revenue	$4,687,895	$4,828,793	$4,025,435	$3,493,914	$2,788,816
Cost of goods sold	3,964,513	4,142,552	3,441,964	2,967,491	2,331,828

Gross profit	723,382	686,241	583,471	526,423	456,988

Operating expenses	504,181	474,794	410,673	362,070	327,227
Depreciation and amortization	69,406	67,651	63,944	56,947	51,734
Interest, net	10,626	9,792	11,184	8,896	10,739

Earnings from continuing operations before income taxes	139,169	134,004	97,670	98,510	67,288
Federal and state income taxes	53,425	49,031	34,175	35,330	24,875

Net earnings from continuing operations	85,744	84,973	63,495	63,180	42,413
Loss on discontinued operations, net of tax benefit	54	82	1,604	1,629	5,660
Cumulative effect of accounting change, net of tax benefit	—	—	—	1,083	—

Net earnings	$85,690	$84,891	$61,891	$60,468	$36,753

Basic
Earnings from continuing operations	$1.69	$1.68	$1.26	$1.25	$.84
Loss on discontinued operations	—	—	.03	.03	.11
Cumulative effect of accounting change, net of tax benefit	—	—	—	.02	—

Net earnings	$1.69	$1.68	$1.23	$1.20	$.73

Diluted
Earnings from continuing operations	$1.68	$1.67	$1.25	$1.24	$.84
Loss on discontinued operations	—	—	.03	.03	.11
Cumulative effect of accounting change, net of tax benefit	—	—	—	.02	—

Net earnings	$1.68	$1.67	$1.22	$1.19	$.73

Weighted average number of common shares outstanding—basic	50,787	50,681	50,468	50,310	50,115
Weighted average number of common shares outstanding—diluted	50,917	50,859	50,668	50,610	50,284

Dividends paid per common share	$0.30	$0.26	$0.20	$0.18	$0.195

Balance Sheet Data

	As of April 30,
	2009	2008	2007	2006	2005
Current assets	$284,727	$313,256	$240,619	$192,766	$143,140
Total assets	1,262,695	1,219,200	1,129,271	988,899	871,619
Current liabilities	221,243	259,099	234,267	245,056	170,837
Long-term debt, net of current maturities	167,887	181,443	199,504	106,512	123,064
Shareholders’ equity	721,030	647,472	572,264	523,190	469,137

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.

Overview

The Company operates convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri and Illinois. On April 30, 2009, there were a total of 1,478 stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of gasoline and the products offered in our stores.

Approximately 61% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 13% of all stores are located in communities with populations exceeding 20,000 persons. We operate a central warehouse, the Casey’s Distribution Center, adjacent to our Corporate Headquarters facility in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores. At April 30, 2009, the Company owned the land at 1,433 store locations and the buildings at 1,442 locations, and leased the land at 45 locations and the buildings at 36 locations.

During the fourth quarter of fiscal 2009, the Company earned $0.31 in earnings per share from continuing operations compared to $0.28 per share for the same quarter a year ago. Fiscal 2009 basic earnings per share was $1.69 versus $1.68 for the prior year. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

During the 2009 fiscal year, we acquired 16 convenience stores from other parties and completed 16 new store constructions.

The fourth quarter results reflected a 1.2% increase in same-store gasoline gallons sold, with an average margin of approximately 12.1 cents per gallon. For the fiscal year, same-store gallons were up 1% with an average margin of 12.9 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise and prepared foods and fountain also showed gains during the fourth quarter. Operating expenses increased in the fourth quarter due to a $9,100 pre-tax charge related to the previously disclosed settlement of two wage and hour lawsuits.

The weakening U.S. economy and increased unemployment have generally had an adverse impact on consumer disposable income in the Midwest. These conditions have not lowered the over-all demand for gasoline and the merchandise sold in stores, but management expects to continue facing a challenging operating environment in the coming months. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Forward-looking Statements” at the end of this Item 7.

Fiscal 2009 Compared with Fiscal 2008

Total revenue for fiscal 2009 decreased 2.9% to $4,687,895, primarily due to an 8.7% decrease in gas prices. That result was partially offset by an increase in the number of gallons sold and an increase in same-store inside sales (grocery & other merchandise and prepared food & fountain). Retail gasoline sales for the fiscal year were $3,321,549, a decrease of 6.7%, and gallons sold increased 2.2% to 1,241,502. Inside sales increased 8.1% to $1,345,605.

Cost of goods sold as a percentage of total revenue was 84.6% for fiscal 2009 compared with 85.8% for the prior year. The gas margin increased to 4.8% in fiscal 2009 from 4.7% in fiscal 2008. The grocery & other merchandise margin increased to 33.7% in fiscal 2009 from 33.1% in fiscal 2008 due to the continued popularity of high-margin beverages and gains in the cigarette category. The prepared food & fountain margin decreased to 61.4% from 62.3% primarily due to the higher cost of cheese during fiscal 2009.

Operating expenses increased 6.2% in fiscal 2009 primarily due to a $9,100 pre-tax charge related to the previously disclosed settlement of two wage and hour lawsuits and impairment charges of $2,553 related to the five stores damaged by the significant flooding in the upper Midwest in June 2008. Without the effect of the lawsuit settlements and flood damages, operating expenses would have increased only 3.7%. Lower gasoline prices resulted in lower sales, which increased the operating expense ratio to 10.8% of total revenue in fiscal 2009 from 9.8% in the prior year. Lower gasoline prices also helped reduce our transportation costs and credit card fees during the second half of the year.

Depreciation and amortization expense increased 2.6% to $69,406 in fiscal 2009 from $67,651 in fiscal 2008. The increase was due to capital expenditures made in fiscal 2009.

The effective tax rate increased 1.8% to 38.4% in fiscal 2009 from 36.6% in fiscal 2008. The increase in the effective tax rate was primarily due to the increase to the deferred tax liability to reflect a correction to accumulated tax over book depreciation.

Net earnings from continuing operations increased to $85,744 in fiscal 2009 from $84,973 in fiscal 2008. The slight increase was due primarily to an increase in same-store sales from the prior year, and an increase in the average margin on grocery & other merchandise sales.

Fiscal 2009 discontinued operations resulted in a loss of $54 (net of $35 income tax benefit) compared with a loss of $82 (net of $52 income tax benefit) in fiscal 2008. Discontinued stores had total revenues of $2,630 and $14,466 and pretax operating losses of $96 and $223 for fiscal 2009 and 2008, respectively. Included were gains on disposal of $7 (net of $3 income tax expense) and $89 (net of $35 income tax expense) for the years ended April 30, 2009 and 2008, respectively. The gains on disposal for the years ended April 30, 2009 and 2008 resulted from the sale of stores previously impaired.

Fiscal 2008 Compared with Fiscal 2007

Total revenue for fiscal 2008 increased 20% to $4,828,793, primarily due to a 21.4% increase in gas prices, an increase in the number of gallons sold, and an increase in same-store sales. Retail gasoline sales for the fiscal year were $3,559,245, an increase of 23.5%, and gallons sold increased 1.8% to 1,214,932. Inside sales increased 11.1% to $1,244,820.

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

Depreciation and amortization expense increased 5.8% to $67,651 in fiscal 2008 from $63,944 in fiscal 2007. The increase was due to capital expenditures made in fiscal 2008.

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

Net earnings from continuing operations increased to $84,973 in fiscal 2008 from $63,495 in fiscal 2007. The increase was due primarily to the increase in the gross profit margin per gallon of gasoline sold, an increase in same-store sales from the prior year, and slight increases in the average margin on grocery & other merchandise sales and prepared food & fountain sales.

Fiscal 2008 discontinued operations resulted in a loss of $82 (net of $52 income tax benefit) compared with a loss of $1,604 (net of $1,025 income tax benefit) in fiscal 2007. Discontinued stores had total revenues of $14,466 and $21,627 and pretax operating losses of $223 and $611 for fiscal 2008 and 2007, respectively. Included was a gain on disposal of $89 (net of $35 income tax expense) for the year ended April 30, 2008 and a loss on disposal of $2,018 (net of $787 income tax benefit) for the year ended April 30, 2007. The gain and loss on disposal for the years ended April 30, 2008 and 2007 included write-downs of stores to net realizable value, as well as gains and losses on sales of stores.

COMPANY TOTAL REVENUE AND GROSS PROFITS

	Years ended April 30,
	2009	2008	2007
Total revenue
Gasoline	$3,321,549	$3,559,245	$2,881,991
Grocery & other merchandise	1,010,018	943,118	853,215
Prepared food & fountain	335,587	301,702	267,353
Other	20,741	24,728	22,876

	$4,687,895	$4,828,793	$4,025,435

Gross profits (1)
Gasoline	$159,787	$168,934	$124,151
Grocery & other merchandise	339,933	311,959	278,731
Prepared food & fountain	205,954	188,002	165,808
Other	17,708	17,346	14,781

	$723,382	$686,241	$583,471

INDIVIDUAL STORE COMPARISONS (2)

	Years ended April 30,
	2009	2008	2007
Average retail sales	$3,228	$3,305	$2,763
Average retail inside sales	928	856	778
Average gross profit on inside items	373	340	302
Average retail sales of gasoline	2,301	2,449	1,985
Average gross profit on gasoline (3)	108	115	84
Average operating income (4)	146	136	102
Average number of gallons sold	859	836	821

(1)	Gross profits represent total revenue less cost of goods sold. Gross profit is given before charge for depreciation and amortization.
(2)	Individual store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.
(3)	Retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be adversely affected by factors beyond our control, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on our earnings.
(4)	Average operating income represents retail sales less cost of goods sold, including cost of merchandise, financing costs, and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our payments to the Company’s benefit plan.

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

Long-lived Assets

The Company periodically monitors underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally on a store-by-store basis. We recorded impairment charges of $1,262 in fiscal 2009, $450 in fiscal 2008, and $1,475 in fiscal 2007.

Self-insurance

We are primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $14,910 and $14,179 for the years ended April 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Due to the nature of our business, most sales are for cash; cash from operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2009, the Company’s ratio of current assets to current liabilities was 1.29 to 1. The ratio at April 30, 2008 and at April 30, 2007 was 1.21 to 1 and 1.03 to 1, respectively. We believe our current $50,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operating activities decreased $7,147 (4%) in the year ended April 30, 2009, primarily because of a large decrease in accounts payable. Accounts payable decreased primarily due to the low cost per gallon of gasoline. This result was partially offset by a large decrease in inventories and increases in deferred income taxes and accrued expenses. Cash used in investing in the year ended April 30, 2009 increased $55,445 (62.2%) primarily due to the increase in the purchase of property and equipment. Cash flows from financing decreased $7,345 (17.6%), primarily due to reduced repayments of long-term debt.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2009, we expended $144,739 for property and equipment, primarily for the acquisition and remodeling of stores compared with $89,315 in the prior year. In fiscal 2010, we anticipate expending approximately $165,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of stores.

As of April 30, 2009, we had long-term debt, net of current maturities, of $167,887 consisting of $100,000 in principal amount of 5.72% senior notes, series A and B; $30,000 in principal amount of 7.38% senior notes; $17,000 in principal amount of senior notes, series A through series F, with interest rates ranging from 6.18% to 7.23%; $11,429 in principal amount of 7.89% senior notes, series A; $1,175 of mortgage notes payable; and $8,283 of capital lease obligations.

Interest on the 5.72% senior notes series A and series B is payable on the 30th day of each March and September. Principal on the senior notes series A and series B is payable in various installments beginning September 30, 2012. We may prepay the 5.72% senior notes series A and series B in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated September 29, 2006 between the Company and the purchasers of the 5.72% senior notes series A and series B.

Interest on the 7.38% senior notes is payable on the 29th day of each June and December. Principal on the 7.38% senior notes is payable in 21 semi-annual installments beginning December 29, 2010 with the remaining principal payable December 29, 2020 at the rate of 7.38% per annum. We may prepay the 7.38% notes in whole or in part at any time in an amount of not less than $1,000 or in integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated December 1, 1995 between the Company and the purchaser of the 7.38% notes.

Interest on the 6.18% to 7.23% senior notes series A through series F is payable on the 23rd day of each April and October. Principal on the 6.18% to 7.23% senior notes series A through series F is payable in various installments beginning April 23, 2004. We may prepay the 6.18% to 7.23% senior notes series A through series F in whole or in part at any time in an amount of not less than $1,000 or integral multiples of $100 in excess thereof at a redemption price calculated in accordance with the Note Agreement dated April 15, 1999 between the Company and the purchasers of the 6.18% to 7.23% senior notes series A through series F.

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

To date, we have funded capital expenditures primarily from the proceeds of the sale of common stock, issuance of 6.25% convertible subordinated debentures (converted into shares of common stock in 1994), the previously described senior notes, a mortgage note and through funds generated from operations. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.

The table below presents our significant contractual obligations, including interest, at April 30, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$239,390	22,985	36,210	56,765	123,430
Mortgage notes	16,873	15,632	1,218	23	—
Capital lease obligations	17,445	958	1,238	1,224	14,025
Operating lease obligations	448	178	161	89	20
Unrecognized tax benefits	6,621	—	—	—	—
Deferred compensation	11,085	—	—	—	—

Total	$291,862	39,753	38,827	58,101	137,475

Included in mortgage notes payable in less than 1 year in the table above is $8,521 relating to the purchase of the Gas ‘N Shop stores that may be paid in future years. The seller has an option at any time to make an immediate sale of any or all of the stores or to lease any of the stores to us for a period of five years and an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price within forty-five days of notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease.

Unrecognized tax benefits relate to uncertain tax positions recorded under FIN 48, which we adopted on May 1, 2007. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the “Payments Due by Period” section of the table.

At April 30, 2009, the Company had a total of $6,621 in gross unrecognized tax benefits. Of this amount, $4,967 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries. The total amount of accrued interest and penalties for such unrecognized tax benefits was $650 as of April 30, 2009. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2005 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably probable that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of April 30, 2009, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management does not expect the aggregate amount of unrecognized tax benefits to change significantly within the next 12 months.

Included in long-term liabilities on our consolidated balance sheet at April 30, 2009, was an $11,085 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the “Payments Due by Period” section of the table.

At April 30, 2009, we were partially self-insured for workers’ compensation claims in all nine states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $10,000 and $8,800, respectively, were issued and outstanding at April 30, 2009 and 2008, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

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

Competition

Our business is highly competitive and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in stores. Many of the food (including prepared foods) and nonfood items similar or identical to those we sell are generally available from a variety of competitors in the communities served by stores, and we compete with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants, and fast-food outlets (with respect to the sale of prepared foods). Sales of nongasoline items (particularly prepared food items) have contributed substantially to our gross profit on retail sales in recent years. Gasoline sales are intensely competitive. We compete for gasoline sales with both independent and national brand gasoline stations, other convenience store chains, and several nontraditional gasoline retailers such as supermarkets in specific markets. Some of these other gasoline retailers may have access to more favorable arrangements for gasoline supply than do we or the firms that supply our stores. Some of our competitors have greater financial, marketing, and other resources than we have and therefore may be able to respond better to changes in the economy and new opportunities within the industry.

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings, and retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be affected adversely by factors beyond our control, including the supply of gasoline available in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, increases in wholesale gasoline costs generally during a period, and price competition from other gasoline marketers. The market for crude oil and domestic wholesale petroleum products is volatile and is affected by general political conditions and instability in oil producing regions such as the Middle East and South America. The volatility of the wholesale gasoline market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on our operating results and financial conditions. These factors could materially affect gasoline gallon volume, gasoline gross profit, and overall customer traffic levels at stores. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by stores could have a material adverse effect on our earnings.

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

Tobacco Products

Sales of tobacco products represent a significant portion of our revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products as well as national and local campaigns to discourage smoking in the United States could have an adverse effect on the demand for cigarettes sold by stores. We attempt to pass price increases on to our customers, but competitive pressures in specific markets may prevent us from doing so. These factors could materially affect the retail price of cigarettes, the volume of cigarettes sold by stores, and overall customer traffic.

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

Seasonality of Sales

Company sales generally are strongest during its first two fiscal quarters (May–October) and weakest during the third and fourth fiscal quarters (November–April). In the warmer months, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice. Difficult weather conditions (such as flooding, prolonged rain, or snowstorms) in any quarter, however, may adversely reduce sales at affected stores and may have an adverse impact on our earnings for that period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2009 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during fiscal year 2009, 2008, or 2007. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for stock based compensation effective May 1, 2006, and changed its method of quantifying errors effective in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa

June 29, 2009

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited Casey’s General Stores, Inc. and subsidiaries (the Company) internal control over financial reporting, as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Casey’s General Stores, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2009, and our report dated June 29, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa

June 29, 2009

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$145,695	$154,523
Receivables
Trade	7,888	16,662
Other	3,000	—
Inventories	106,528	124,503
Prepaid expenses	1,394	1,419
Deferred income taxes	11,895	8,398
Income taxes receivable	8,327	7,751

Total current assets	284,727	313,256

Property and equipment, at cost
Land	273,406	249,842
Buildings and leasehold improvements	568,366	523,748
Machinery and equipment	711,090	655,270
Leasehold interest in property and equipment	17,924	15,194

	1,570,786	1,444,054
Less accumulated depreciation and amortization	652,376	595,316

Net property and equipment	918,410	848,738

Other assets, net of amortization	8,582	8,898
Goodwill	50,976	48,308

Total assets	$1,262,695	$1,219,200

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$28,442	$34,383
Accounts payable	115,436	163,343
Accrued expenses
Wages and related taxes	23,155	13,816
Property taxes	14,156	13,877
Insurance	19,111	18,265
Other	20,943	15,415

Total current liabilities	221,243	259,099

Long-term debt, net of current maturities	167,887	181,443
Deferred income taxes	125,536	105,959
Deferred compensation	11,085	10,201
Other long-term liabilities	15,914	15,026

Total liabilities	541,665	571,728

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 50,842,712 and 50,733,162 shares issued and outstanding at April 30, 2009 and 2008, respectively	60,804	57,690
Retained earnings	660,226	589,782

Total shareholders’ equity	721,030	647,472

Total liabilities and shareholders’ equity	$1,262,695	$1,219,200

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Years ended April 30,
	2009	2008	2007
Total revenue	$4,687,895	$4,828,793	$4,025,435
Cost of goods sold (exclusive of depreciation, shown separately below)	3,964,513	4,142,552	3,441,964

Gross profit	723,382	686,241	583,471
Operating expenses	504,181	474,794	410,673
Depreciation and amortization	69,406	67,651	63,944
Interest, net	10,626	9,792	11,184

Earnings from continuing operations before income taxes	139,169	134,004	97,670
Federal and state income taxes	53,425	49,031	34,175

Net earnings from continuing operations	85,744	84,973	63,495
Loss on discontinued operations, net of tax benefit of $35, $52 and $1,025	54	82	1,604

Net earnings	$85,690	$84,891	$61,891

Basic
Earnings from continuing operations	$1.69	$1.68	$1.26
Loss on discontinued operations, net of tax benefit	—	—	.03

Net earnings per common share	$1.69	$1.68	$1.23

Diluted
Earnings from continuing operations	$1.68	$1.67	$1.25
Loss on discontinued operations, net of tax benefit	—	—	.03

Net earnings per common share	$1.68	$1.67	$1.22

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common stock	Retained earnings	Total
Balance at April 30, 2006	$49,161	$474,029	$523,190
Net earnings	—	61,891	61,891
Payment of dividends (20 cents per share)	—	(10,098)	(10,098)
Proceeds from exercise of stock options (223,550 shares)	2,941	—	2,941
Tax benefits related to nonqualified stock options	919	—	919
Stock based compensation	526	—	526
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	(7,105)	(7,105)

Balance at April 30, 2007	$53,547	$518,717	$572,264
Net earnings	—	84,891	84,891
Payment of dividends (26 cents per share)	—	(13,180)	(13,180)
Proceeds from exercise of stock options (156,950 shares)	2,104	—	2,104
Tax benefits related to nonqualified stock options	607	—	607
Stock based compensation	1,432	—	1,432
Remeasurement of income taxes upon adoption of FIN 48	—	(646)	(646)

Balance at April 30, 2008	$57,690	$589,782	$647,472
Net earnings	—	85,690	85,690
Payment of dividends (30 cents per share)	—	(15,246)	(15,246)
Proceeds from exercise of stock options (93,550 shares)	1,346	—	1,346
Tax benefits related to nonqualified stock options	512	—	512
Stock based compensation	1,256	—	1,256

Balance at April 30, 2009	$60,804	$660,226	$721,030

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended April 30,
	2009	2008	2007
Cash flows from operating activities
Net earnings	$85,690	$84,891	$61,891
Adjustments to reconcile net earnings to net cash provided by operations
Loss from discontinued operations	54	82	1,604
Depreciation and amortization	69,406	67,651	63,944
Other (accretion) amortization	(192)	271	482
Stock-based compensation	1,256	1,432	526
Loss on sale of property and equipment	4,071	2,996	3,076
Deferred income taxes	16,080	235	(406)
Excess tax benefits related to stock option exercises	(512)	(607)	(919)
Changes in assets and liabilities
Receivables	5,774	(3,230)	(2,400)
Inventories	17,975	(14,801)	(10,437)
Prepaid expenses	25	(2,132)	(696)
Accounts payable	(47,907)	28,968	(11,746)
Accrued expenses	15,992	9,047	4,681
Income taxes receivable	1,005	1,146	1,233
Other, net	1,166	1,081	2,607

Net cash provided by operating activities	169,883	177,030	113,440
Cash flows from investing activities
Purchase of property and equipment	(147,407)	(91,035)	(90,729)
Payments for acquisition of business	—	—	(66,729)
Proceeds from sales of property and equipment	2,891	1,964	2,764

Net cash used in investing activities	(144,516)	(89,071)	(154,694)
Cash flows from financing activities
Proceeds from long-term debt	—	—	100,000
Payments of long-term debt	(21,100)	(31,364)	(22,814)
Proceeds from exercise of stock options	1,346	2,104	2,941
Payments of cash dividends	(15,246)	(13,180)	(10,098)
Excess tax benefits related to stock option exercises	512	607	919

Net cash (used in) provided by financing activities	(34,488)	(41,833)	70,948
Cash flows from discontinued operations
Operating cash flows	(16)	71	790
Investing cash flows	309	1,259	1,214

Net cash flows provided by discontinued operations	293	1,330	2,004

Net (decrease) increase in cash and cash equivalents	(8,828)	47,456	31,698
Cash and cash equivalents at beginning of year	154,523	107,067	75,369

Cash and cash equivalents at end of year	$145,695	$154,523	$107,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for
Interest, net of amount capitalized	$13,142	$15,354	$12,417
Income taxes	34,229	47,710	31,271
Noncash investing and financing activities
Property and equipment acquired through notes payable and capitalized lease obligations	1,603	120	11,744

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.	SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,478 convenience stores in nine Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2009 were distributed as follows: 71% gasoline, 22% grocery & other merchandise, and 7% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

Inventories Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory (excluding cigarettes, beer, beverages, and prepared foods, which are stated at cost) is determined by the retail inventory method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. Below is a summary of the inventory values at April 30, 2009 and 2008:

	Fiscal 2009	Fiscal 2008
Gasoline	$37,377	59,823
Merchandise	98,988	88,978
Merchandise LIFO reserve	(29,837)	(24,298)

Total inventory	$106,528	124,503

Goodwill Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings but be tested for impairment at least annually. The Company assesses goodwill in the fourth quarter using a market based approach to establish fair value. As of April 30, 2009, there was $50,976 of goodwill, and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment. During fiscal 2009 and fiscal 2008, there were several individually immaterial business acquisitions that resulted in increases of goodwill of $2,668 and $1,720, respectively. Payments relating to these business acquisitions are included in purchase of property and equipment on the accompanying Consolidated Statements of Cash Flows.

Store closings and asset impairment The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins active marketing of the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The results of operations of certain stores are presented as discontinued operations in the accompanying consolidated statements of earnings in accordance with the provisions of SFAS No. 144, Accounting of the Impairment or Disposal of Long-Lived Assets. Any such store is presented in discontinued operations beginning in the quarter in which the asset qualifies as held for sale or is disposed of and no further involvement or benefit is expected upon disposal. Operating results of discontinued operations include related write-downs of stores to estimated net realizable value. The Company does not allocate interest expense to discontinued operations. Included in the loss on discontinued operations were gains on disposal of $7 (net of $3 income tax expense) and $89 (net of $35 income tax expense) for the years ended April 30, 2009 and 2008, respectively. Losses on disposal of $2,018 (net of $787 income tax benefit) were recorded for the year ended April 30, 2007. Assets held for sale at April 30, 2009 and 2008 were approximately $250 and $1,650, respectively, and are included in net property & equipment in the accompanying Consolidated Balance Sheets.

The Company monitors underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $1,262 in fiscal 2009, $450 in fiscal 2008, and $1,475 in fiscal 2007. Impairment charges are a component of operating expenses.

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

Excise taxes Excise taxes approximating $439,000, $414,000, and $423,000 collected from customers on retail gasoline sales are included in net sales for fiscal 2009, 2008, and 2007, respectively.

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

Revenue recognition The Company recognizes retail sales of gasoline, grocery & other merchandise, prepared food & fountain, and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Sales taxes collected from customers are recorded on a net basis in the financial statements.

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

Discontinued operations Sales from discontinued operations were $2,630, $14,466, and $21,627 for the years ended April 30, 2009, 2008, and 2007, respectively. Losses from discontinued operations were $54 for the year ended April 30, 2009, including a $7 pretax gain on disposal. Losses from discontinued operations were $82 and $1,604 for the years ended April 30, 2008 and 2007, respectively. Losses from discontinued operations were net of tax benefits of $35, $52, and $1,025, for the years ended April 30, 2009, 2008, and 2007, respectively.

The Company’s consolidated balance sheets as of April 30, 2009 and 2008, respectively, included approximately $250 and $1,650 in net property and equipment classified as assets held for sale; there were no related liabilities pertaining to discontinued operations.

Earnings per common share Basic earnings per share have been computed by dividing net income by the weighted average outstanding common shares during each of the years. The calculation of diluted earnings per share treats stock options outstanding as potential common shares to the extent they are dilutive.

Asset retirement obligations The Company recognizes the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. The Company records a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. The Company amortizes the amount added to other assets and recognizes accretion expense in connection with the discounted liability over the remaining life of the tank. The estimates of the anticipated future costs for removal of an underground storage tank are based on our prior experience with removal. The cost estimates are compared to the actual removal cost experienced on an annual basis, and when the actual costs exceed our original estimates, an additional liability for estimated future costs to remove the underground storage tanks will be recognized. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained. There were no material changes in our asset retirement obligation estimates during fiscal 2009. The fair value of the recorded asset was $6,210 and $6,199 at April 30, 2009 and 2008, respectively. The discounted liability was $8,642 and $8,823, respectively, at April 30, 2009 and 2008 and is recorded in other long-term liabilities.

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

Derivative instruments The Company occasionally has used derivative instruments such as options and futures to hedge against the volatility of gasoline cost, under which the Company was at risk for possible changes in the market value for these derivative instruments. There were no such options or futures contracts during the years ended April 30, 2009, 2008, or 2007.

Stock-based compensation Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) (SFAS 123R), Share Based Payment using the “modified prospective” transition method. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with SFAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. The impact on net earnings as a result of the adoption of SFAS 123R was $1,256, $1,432, and $526 for fiscal 2009, 2008, and 2007, respectively.

Recent Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2008 and reduced retained earnings by $646 due to the adoption of this interpretation.

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

The following table presents a description of the individual adjustments included in the cumulative adjustment to retained earnings in fiscal 2007. These adjustments were identified by management in the normal course of performing internal control activities:

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157 (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP 157-2. The Company will adopt FSP 157-2 on May 1, 2009. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3) which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on May 1, 2009 and does not expect it to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first reporting period beginning on or after November 15, 2008. The Company adopted SFAS No. 161 on February 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162) which reorganizes the generally accepted accounting principles (GAAP) hierarchy as detailed in the statement. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 became effective on November 15, 2008. The adoption did not effect the financial position, results of operations or cash flows of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The Company will adopt SFAS 165 on May 1, 2009.

Reclassifications Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation, primarily related to discontinued operations.

2.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $173,000 and $195,000, respectively, at April 30, 2009 and 2008. The Company has a $50,000 line of credit with no balance owed at April 30, 2009 and 2008.

Interest expense is net of interest income of $2,107, $5,125, and $1,321 for the years ended April 30, 2009, 2008, and 2007, respectively. Interest expense in the amount of $367, $182, and $284 was capitalized during the years ended April 30, 2009, 2008, and 2007, respectively.

The next table delineates the Company’s long-term debt at carrying value.

	As of April 30,
	2009	2008

Capitalized lease obligations discounted at 4.75% to 6% due in various monthly installments through 2048 (Note 7)	$8,758	9,393

Mortgage notes payable due in various installments through 2012 with interest at 5.5% to 6%	16,714	19,147

7.38% senior notes due in 21 semi-annual installments beginning in December 2010	30,000	30,000

Senior notes due in various installments from 2004 through 2019 with interest at 6.18% to 7.23%	18,000	23,000

7.89% senior notes due in 7 annual installments beginning in May 2004	22,857	34,286

5.72% senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	100,000	100,000

	196,329	215,826

Less current maturities	28,442	34,383

	$167,887	181,443

Various debt agreements contain certain operating and financial covenants. At April 30, 2009, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2009 and thereafter:

Years ended April 30,
2010	$28,442
2011	14,717
2012	4,539
2013	14,045
2014	27,029
Thereafter	107,557

$196,329

Included in current maturities for fiscal 2010 in the preceding tables is $8,521 relating to the purchase of the Gas ‘N Shop chain, which may be paid in future years. The seller has an option at any time to make an immediate sale of any or all of the stores or to lease any of the stores to the Company for a period of five years from the original acquisition date. The seller also has an option at any time during that five-year period to require the Company to purchase any leased store and pay the applicable purchase price within forty-five days of notice. The annual lease payments are equal to 6% of the purchase price of the stores leased and are paid monthly during the term of the lease.

3.	PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock, none of which has been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock. Dividends paid totaled $0.30, $0.26, and $0.20 per share for the years ended April 30, 2009, 2008, and 2007, respectively.

Common share purchase rights On June 14, 2009, the Shareholder Rights Plan, providing for the distribution of one common share purchase right for each share of common stock outstanding was allowed to expire under its own terms and was not extended.

Stock option plans Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 5,260,000 shares of common stock. Options for 494,164 shares were available for grant at April 30, 2009, and options for 678,000 shares (which expire between 2009 and 2018) were outstanding. All stock option shares issued are previously unissued authorized shares. Any additional option share requirements in the future will require approval by the shareholders of the Company. Additional information is provided in the Company’s 2009 proxy statement.

On June 6, 2003, stock options totaling 307,000 shares were granted to certain officers and key employees. These awards vested on June 6, 2006; subsequent to adoption of FAS 123R, and compensation expense was recognized ratably over the vesting period.

On July 5, 2005, stock options totaling 234,000 shares were granted to certain officers and key employees. These awards will vest on July 5, 2010, and compensation expense is being recognized ratably over the vesting period.

On June 25, 2007, stock options totaling 246,000 shares were granted to certain officers and key employees. These awards will vest on June 25, 2010, and compensation expense is being recognized ratably over the vesting period.

The 2000 Stock Option Plan allows the grant of employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan allows the grant of directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the twelve months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. The aggregate number of shares of Common Stock that may be granted pursuant to the Director Stock Plan may not exceed 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits, or other relevant capitalization changes. On May 1, 2009, stock options totaling 16,000 shares were granted to the members of the Board of Directors.

The following table shows the stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price
Balance at April 30, 2006	961,050	$15.29
Granted	14,000	22.36
Exercised	(223,550)	13.16
Forfeited	(22,000)	14.80

Balance at April 30, 2007	729,500	$16.10
Granted	260,000	26.77
Exercised	(156,950)	13.40
Forfeited	(49,000)	23.16

Balance at April 30, 2008	783,550	$19.74
Granted	12,000	26.51
Exercised	(93,550)	14.39
Forfeited	(24,000)	23.80

Balance at April 30, 2009	678,000	$20.45

At April 30, 2009, all outstanding options had an aggregate intrinsic value of $4,241 and a weighted average remaining contractual life of 5.8 years. The vested options totaled 270,000 shares with a weighted average exercise price of $15.20 per share and a weighted average remaining contractual life of 3.8 years. The aggregate intrinsic value for the vested options as of April 30, 2009 was $3,081. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2009 was $1,151, and the total fair value of shares vested during the year ended April 30, 2009 was $100.

The fair value of the 2009 stock options granted were estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2008 options was $8.30. The significant assumptions follow:

May 1, 2008
Risk-free interest rate	4.3%
Expected option life	8.9 years
Expected volatility	37%
Expected dividend yield	1.7%

The expected option life of each award granted was based upon historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels of the Company’s common stock over a similar length of time. Expected dividend yield was based on expected dividend rate. Risk-free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life.

Total compensation costs recorded for the years ended April 30, 2009, 2008 and 2007 were $1,256, $1,432, and $526, respectively, for the stock option awards. As of April 30, 2009, there was $955 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options that are expected to be recognized ratably through 2011.

At April 30, 2009, the range of exercise prices was $11.20–$26.92 and the weighted average remaining contractual life of outstanding options was 5.8 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2009 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
$ 11.20 – 13.07	58,500	$11.82	2.1
14.08 – 17.64	177,500	14.54	3.5
20.68 – 26.92	442,000	23.97	7.3

	678,000

4.	EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2009	2008	2007
Basic
Earnings from continuing operations	$85,744	$84,973	$63,495
Loss on discontinued operations	54	82	1,604

Net earnings	$85,690	$84,891	$61,891

Weighted average shares outstanding—basic	50,787,309	50,681,011	50,467,739

Earnings per common share from continuing operations	$1.69	$1.68	$1.26
Loss per common share on discontinued operations	—	—	.03

Basic earnings per common share	$1.69	$1.68	$1.23

Diluted
Earnings from continuing operations	$85,744	$84,973	$63,495
Loss on discontinued operations	54	82	1,604

Net earnings	$85,690	$84,891	$61,891

Weighted-average shares outstanding—basic	50,787,309	50,681,011	50,467,739
Plus effect of stock options	130,170	177,746	200,159

Weighted-average shares outstanding—diluted	50,917,479	50,858,757	50,667,898

Earnings per common share from continuing operations	$1.68	$1.67	$1.25
Loss per common share on discontinued operations	—	—	.03

Diluted earnings per common share	$1.68	$1.67	$1.22

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 224,500 for fiscal 2009 and fiscal 2008. All stock options outstanding were included in the computation of diluted earnings per share for fiscal 2007.

5.	INCOME TAXES

Income tax expense attributable to earnings from continuing operations consisted of the following components:

	Years ended April 30,
	2009	2008	2007
Current tax expense
Federal	$31,801	$43,501	$31,889
State	5,480	6,705	2,786

	37,281	50,206	34,675
Deferred tax expense	16,144	(1,175)	(500)

Total income tax provision	$53,425	$49,031	$34,175

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
	As of April 30,
	2009	2008	2007
Deferred tax assets
Accrued liabilities	$11,895	$8,398	$7,414
Deferred compensation	4,329	4,180	3,589
Other	2,849	2,420	982

Total gross deferred tax assets	19,073	14,998	11,985

Valuation allowance	—	—	(186)

Net deferred tax assets	19,073	14,998	11,799

Deferred tax liabilities
Excess of tax over book depreciation	(129,541)	(110,452)	(109,146)
Other	(3,173)	(2,107)	(1,749)

Total gross deferred tax liabilities	(132,714)	(112,559)	(110,895)

Net deferred tax liability	$(113,641)	$(97,561)	$(99,096)

At April 30, 2009, the Company has net operating loss carryforwards for state income tax purposes of approximately $18,652, which are available to offset future taxable income. These net operating losses expire during the years 2016 through 2019.

There was no valuation allowance for deferred tax assets as of April 30, 2009 and 2008. There was no net change in the valuation allowance for the year ended April 30, 2009 and there was a decrease of $186 for the year ended April 30, 2008. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. A valuation allowance was established for a portion of the amount of net operating loss carryovers—state taxes as of April 30, 2007 due to the uncertainty of future recoverability.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2009	2008	2007
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(1.1)	(1.1)	(0.8)
State income taxes, net of federal tax benefit	2.9	3.3	1.5
Other	1.6	(0.6)	(0.7)

	38.4%	36.6%	35.0%

The income tax benefit from discontinued operations was $35, $52, and $1,025 for the years ended April 30, 2009, 2008, and 2007, respectively.

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

The Company recognized additional tax liabilities of $646 with a corresponding reduction to beginning retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. The total amount of gross unrecognized tax benefits was $4,037 as of May 1, 2007, the date of adoption and $5,655 at April 30, 2008. At April 30, 2009, the Company had a total of $6,621 in gross unrecognized tax benefits. Of this amount, $4,967 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were a net increase of $628 during the twelve months ended April 30, 2009 due to the increase associated with state income tax filing positions offset by a lesser decrease due to the expiration of certain statute of limitations. This had the effect of increasing the effective state tax rate during the fiscal year ending April 30, 2009. These unrecognized tax benefits relate to risks associated with state income tax filing positions and federal tax credits claimed for the Company’s subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 30, 2008	$5,655
Additions based on tax positions related to current year	1,318
Additions for tax positions of prior years	324
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(676)
Settlements	—

Balance at April 30, 2009	$6,621

The total net amount of accrued interest and penalties for such unrecognized tax benefits was $548 at April 30, 2008 and is included in income taxes payable. Interest and penalties related to unrecognized tax benefits are classified as income tax expense in our consolidated statements of earnings and was $650 for the year ended April 30, 2009. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2009 was an additional tax expense of $103 and an additional tax expense of $418 for the year ended April 30, 2008. At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of approximately $2,000 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2005 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

6.	LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2009	2008
Real estate	$14,287	$11,716
Equipment	3,637	3,478

	17,924	15,194
Less accumulated amortization	10,047	7,132

	$7,877	$8,062

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2009:

Years ended April 30,	Capital leases	Operating leases
2010	$958	$178
2011	659	92
2012	579	69
2013	614	57
2014	610	32
Thereafter	14,025	20

Total minimum lease payments	17,445	$448

Less amount representing interest	8,687

Present value of net minimum lease payments	$8,758

The total rent expense under operating leases was $596 in 2009, $688 in 2008, and $634 in 2007.

7.	BENEFIT PLANS

401(k) plan The Company provides employees with a defined contribution 401(k) plan (Plan). The Plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Expense for the Plan was approximately $2,819, $2,682, and $2,456 for the years ended April 30, 2009, 2008, and 2007, respectively.

On April 30, 2009, the Company had 7,740 full-time employees and 11,040 part-time employees; 3,340 were active participants in the Plan. As of that same date, 1,669,330 shares of common stock were held by the trustee of the Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the Plan are treated as outstanding in the computation of earnings per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 2 of its executive officers, 1 of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2009 and 2008, respectively, were $6,991 and $6,503. The discount rates used were 6.3% and 8%, respectively, at April 30, 2009 and 2008. The Company expects to pay $650 per year for each of the next five years. The amounts expensed in fiscal 2009, 2008, and 2007 were $488, $573 and $763, respectively.

8.	COMMITMENTS

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

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2009 and 2008 of approximately $250 and $259, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters The Company is named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60ºF. Fuel is measured at 60ºF in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

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

In April 2009, the Company and five individual directors or officers entered into settlement agreements with plaintiffs in two purported collective and class actions pending in the United States District Court for the Southern District of Iowa (Kristina Jones, et al. v. Casey’s General Stores, Inc., Robert J. Myers, Ronald M. Lamb, Terry W. Handley, Robert C. Ford, and Julia L. Jackowski, individually (“Jones action”) and Connie Wineland, et al. v. Casey’s General Stores, Inc., Robert J. Myers, Ronald M. Lamb, Terry W. Handley, Robert C. Ford, and Julia L. Jackowski (“Wineland action”)). The two actions are brought by plaintiffs seeking to represent approximately 7,800 current and former assistant managers (Jones action) and approximately 76,000 current and former non-management-level store employees (Wineland action). The plaintiffs generally sought back wages, liquidated damages, penalties, attorneys’ fees and costs, and equitable relief pursuant to various federal and state wage and hour laws and related common law causes of action. (For more information on these proceedings, please see Note 6 to the consolidated condensed financial statements included in Part 1, Item 1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009). Under the settlement agreements, the Company has agreed to pay all putative plaintiffs and their counsel in both actions a total of $11.7 million (inclusive of plaintiffs’ attorneys fees and costs); the Company’s directors and officers insurance carrier has agreed to pay $3.0 million of that amount on behalf of all defendants. The Company also has agreed to pay up to $400,000 in related settlement administration expenses. In exchange, the Company will be released from the state law claims of all putative plaintiffs who do not opt-out of the settlement for any covered claims arising since May 7, 2005 in the Jones action and since January 10, 2006 in the Wineland action. In addition, any plaintiffs who previously opted in to the putative collective actions will be releasing FLSA claims arising since November 1, 2004 in the Jones action and since April 15, 2005 in the Wineland action. Pursuant to the settlement agreements, the Company expressly denies any and all liability to the plaintiffs.

The settlement agreements have been filed with the Court as attachments to the parties’ joint motions for approval of the settlements, and a hearing on the joint motions was held on May 18, 2009. Following the hearing, the Court entered Orders granting preliminary approval of the settlement, approving the Notices of Class Action and Claim Forms to be distributed to class members, and setting October 9, 2009 as the date for a hearing on final approval of the settlement.

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

Other At April 30, 2009, the Company was partially self-insured for workers’ compensation claims in all nine states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $10,000 and $8,800 respectively, were issued and outstanding at April 30, 2009 and 2008, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2009 and 2008, the Company had $14,910 and $14,179, respectively, in accrued expenses for estimated claims relating to self-insurance.

10.	QUARTERLY FINANCIAL DATA (Dollars in thousands) (Unaudited)

	Year ended April 30, 2009
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Gasoline	$1,200,360	1,031,267	531,891	558,031	3,321,549
Grocery & other merchandise	274,194	265,235	231,337	239,252	1,010,018
Prepared food & fountain	85,601	87,883	81,048	81,055	335,587
Other	6,147	5,362	4,556	4,676	20,741

	$1,566,302	1,389,747	848,832	883,014	4,687,895
Gross profit*
Gasoline	$49,600	43,495	30,573	36,119	159,787
Grocery & other merchandise	93,325	89,839	76,147	78,824	338,135
Prepared food & fountain	51,824	53,211	50,077	50,842	205,954
Other	4,353	4,462	4,320	6,371	19,506

	$199,102	191,007	161,117	172,156	723,382

Net earnings from continuing operations	$28,796	27,340	14,035	15,573	85,744
Loss on discontinued operations, net of tax benefit	11	11	14	18	54

Net earnings	$28,785	27,329	14,021	15,555	85,690

Basic
Earnings from continuing operations	$0.57	0.54	0.28	0.31	1.69
Loss on discontinued operations	—	—	—	—	—

Net earnings per common share	$0.57	0.54	0.28	0.31	1.69

Diluted
Earnings from continuing operations	$0.57	0.54	0.28	0.31	1.68
Loss on discontinued operations	—	—	—	—	—

Net earnings per common share	$0.57	0.54	0.28	0.31	1.68

	Year ended April 30, 2008
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Gasoline	$938,326	854,322	860,015	906,582	3,559,245
Grocery & other merchandise	259,914	250,272	214,843	218,089	943,118
Prepared food & fountain	75,463	79,169	73,421	73,649	301,702
Other	6,095	6,009	6,221	6,403	24,728

	$1,279,798	1,189,772	1,154,500	1,204,723	4,828,793
Gross profit*
Gasoline	$49,494	42,580	40,183	36,677	168,934
Grocery & other merchandise	88,322	82,756	68,541	72,340	311,959
Prepared food & fountain	46,551	49,899	46,686	44,866	188,002
Other	4,039	3,947	4,659	4,701	17,346

	$188,406	179,182	160,069	158,584	686,241

Net earnings from continuing operations	$29,946	27,685	12,887	14,455	84,973
Loss (gain) on discontinued operations, net of tax benefit (expense)	170	9	(146)	49	82

Net earnings	$29,776	27,676	13,033	14,406	84,891

Basic
Earnings from continuing operations	$0.59	0.55	0.26	0.28	1.68
Loss on discontinued operations	—	—	—	—	—

Net earnings per common share	$0.59	0.55	0.26	0.28	1.68

Diluted
Earnings from continuing operations	$0.59	0.54	0.26	0.28	1.67
Loss on discontinued operations	—	—	—	—	—

Net earnings per common share	$0.59	0.54	0.26	0.28	1.67

*	Gross profit is given before charge for depreciation and amortization.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2009.

KPMG, LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report appears on page 26.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2009 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 18, 2009 are hereby incorporated by reference.

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

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2009 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 18, 2009 is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2009 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 18, 2009 are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2009 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 18, 2009 is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2009 and to be used in connection with the Company’s Annual Meeting of Shareholders to be held on September 18, 2009 is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

(1)	The following financial statements are included herewith:

Consolidated Balance Sheets, April 30, 2009 and 2008

Consolidated Statements of Income, Three Years Ended April 30, 2009

Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2009

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits
3.1(a)	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996)

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009)

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

10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006 (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2007)

10.39*	Employment Agreement with Robert J. Myers (incorporated by reference from the Current Report on Form 8-K filed March 21, 2007)

10.40*	Severance Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed January 17, 2008)

21	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2007)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC.
(Registrant)

Date: June 29, 2009	By	/s/ Robert J. Myers
Robert J. Myers, President and Chief Executive Officer (Principal Executive Officer and Director)

Date: June 29, 2009	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2009	By	/s/ Robert J. Myers
Robert J. Myers
President and Chief Executive Officer, Director

Date: June 29, 2009	By	/s/ Ronald M. Lamb
Ronald M. Lamb
Chairman of the Board, Director

Date: June 29, 2009	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: June 29, 2009	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 29, 2009	By	/s/ William C. Kimball
William C. Kimball
Director

Date: June 29, 2009	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 29, 2009	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 29, 2009	By	/s/ Richard Wilkey
Richard Wilkey
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