Form 10-Q
period 2009-07-31
CASEYS GENERAL STORES INC
filed 2009-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of Accelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2009
Common stock, no par value per share	50,877,912 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2009	April 30, 2009

ASSETS

Current assets:
Cash and cash equivalents	$170,780	145,695
Receivables	9,732	10,888
Inventories	115,659	106,528
Prepaid expenses	2,094	1,394
Deferred income taxes	8,507	11,895
Income tax receivable	—	8,327

Total current assets	306,772	284,727

Other assets	9,194	8,582

Goodwill	50,976	50,976
Property and equipment, net of accumulated depreciation of $666,922 at July 31, 2009 and of $652,376 at April 30, 2009	931,677	918,410

	$1,298,619	1,262,695

See notes to condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2009	April 30, 2009

Current liabilities:
Current maturities of long-term debt	$25,648	28,442
Accounts payable	125,754	115,436
Accrued expenses	64,937	77,365
Income taxes payable	7,889	—

Total current liabilities	224,228	221,243

Long-term debt, net of current maturities	156,248	167,887

Deferred income taxes	129,792	125,536

Deferred compensation	11,697	11,085

Other long-term liabilities	14,649	15,914

Total liabilities	536,614	541,665

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	61,911	60,804
Retained earnings	700,094	660,226

Total shareholders’ equity	762,005	721,030

	$1,298,619	1,262,695

See notes to condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended July 31,
	2009	2008

Total revenue	$1,187,940	1,567,297
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	967,815	1,368,132

Gross profit	220,125	199,165

Operating expenses	132,358	132,716
Depreciation and amortization	17,951	17,484
Interest, net	2,704	2,563

Earnings before income taxes	67,112	46,402
Federal and state income taxes	22,919	17,617

Net earnings	$44,193	28,785

Earnings per common share

Basic	$.87	.57

Diluted	$.87	.57

Basic weighted average shares outstanding	50,863,579	50,753,995
Plus effect of stock options	132,723	114,902

Diluted weighted average shares outstanding	50,996,302	50,868,897

See notes to condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2009	2008
Cash flows from operations:
Net earnings	$44,193	28,785
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	17,951	17,484
Other amortization (accretion)	238	(132)
Stock based compensation	504	503
Loss on sale and disposal of property and equipment	8	3,481
Deferred income taxes	7,644	3,045
Excess tax benefits related to stock option exercises	(78)	(66)
Changes in assets and liabilities:
Receivables	1,156	(4,276)
Inventories	(9,131)	(14,803)
Prepaid expenses	(700)	(529)
Accounts payable	10,318	12,455
Accrued expenses	(12,428)	2,665
Income taxes	14,764	12,962
Other, net	16	(75)

Net cash provided by operations	74,455	61,499

Cash flows from investing:
Purchase of property and equipment	(30,771)	(25,618)
Payments for acquisition of business	(615)	(4,450)
Proceeds from sale of property and equipment	171	1,003

Net cash used in investing activities	(31,215)	(29,065)

Cash flows from financing:
Payments of long-term debt	(14,433)	(12,064)
Proceeds from exercise of stock options	525	319
Payments of cash dividends	(4,325)	(3,808)
Excess tax benefits related to stock option exercises	78	66

Net cash used in financing activities	(18,155)	(15,487)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2009	2008
Net increase in cash and cash equivalents	25,085	16,947
Cash and cash equivalents at beginning of the period	145,695	154,523

Cash and cash equivalents at end of the period	$170,780	171,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three Months Ended July 31,
	2009	2008
Cash paid during the period for:
Interest, net of amount capitalized	$2,299	2,915
Income taxes	178	1,125

See notes to condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2009 and April 30, 2009, and the results of operations for the three months ended July 31, 2009 and 2008, and changes in cash flows for the three months ended July 31, 2009 and 2008.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $161,000 and $173,000, respectively, at July 31, 2009 and April 30, 2009. The Company has a $50,000 line of credit with no balance owed at July 31, 2009 and April 30, 2009.

5.

Under the Company’s stock option plans, options may be granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 5,260,000 shares of common stock. Option prices for employees are not to be less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options are granted. On June 23, 2009, stock options totaling 362,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the employee. These awards will vest on June 23, 2012 and compensation expense is currently being recognized ratably over the vesting period. Options for 116,164 shares were available for grant at July 31, 2009, and options for 1,018,800 shares (which expire between 2009 and 2019) were outstanding. Any additional option share requirements in the future would require approval by the shareholders of the Company. Additional information is provided in the Company’s 2009 Proxy Statement.

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

The 2000 Stock Option Plan grants employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan grants directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the 12 months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. On May 1, 2009, stock options totaling 16,000 shares were granted to the directors. The aggregate number of shares of Common Stock that may be granted pursuant to the Director Stock Plan may not exceed 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits or other relevant capitalization changes.

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted Average Exercise Price

Outstanding April 30, 2009	678,000	$20.45
Granted	378,000	25.27
Exercised	(35,200)	14.90
Forfeited	(2,000)	23.80

Outstanding at July 31, 2009	1,018,800	$22.43

Weighted average fair value of options granted during the three-month period ended July 31, 2009		$8.72

At July 31, 2009, all outstanding options had an aggregate intrinsic value of $5,099 and a weighted average remaining contractual life of 7.4 years. The vested options totaled 250,800 shares with a weighted average exercise price of $15.90 per share and a weighted average remaining contractual life of 4.4 years. The aggregate intrinsic value for the vested options as of July 31, 2009, was $2,893. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2009, was $387, and the total fair value of shares vested during the three months ended July 31, 2009, was $164.

The fair value of the 2009 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2009 and the June 23, 2009 options were $10.24 and $8.65, respectively. Significant assumptions include:

	May 1, 2009	June 23, 2009
Risk-free interest rate	3.64%	2.76%
Expected option life	8.75 years	6.09 years
Expected volatility	37%	38%
Expected dividend yield	1.92%	1.74%

The expected option life of the award granted was based upon historical experience of employees’ and directors’ exercise behavior. Expected volatility was based upon historical volatility levels over a period commensurate with the expected option life. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life. Total compensation costs recorded for the three months ended July 31, 2009 and 2008, were $504 and $503, respectively, for the stock option awards. As of July 31, 2009, there was $3,745 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2013.

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

These actions are among a total of 45 similar lawsuits now pending in 28 jurisdictions, including 25 states, Guam, the District of Columbia, and the Virgin Islands, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides are being pursued. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

In April 2009, the Company and five individual directors or officers entered into settlement agreements with plaintiffs in two purported collective and class actions pending in the United States District Court for the Southern District of Iowa (Kristina Jones, et al. v. Casey’s General Stores, Inc., Robert J. Myers, Ronald M. Lamb, Terry W. Handley, Robert C. Ford, and Julia L. Jackowski, individually (“Jones action”) and Connie Wineland, et al. v. Casey’s General Stores, Inc., Robert J. Myers, Ronald M. Lamb, Terry W. Handley, Robert C. Ford, and Julia L. Jackowski (“Wineland action”)). The two actions were brought by plaintiffs seeking to represent approximately 7,800 current and former assistant managers (Jones action) and approximately 76,000 current and former non-management-level store employees (Wineland action). The plaintiffs generally sought back wages, liquidated damages, penalties, attorneys fees and costs, and equitable relief pursuant to various federal and state wage and hour laws and related common law causes of action. (For more information on these proceedings, please see Note 6 to the consolidated condensed financial statements included in Part 1, Item 1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009). Under the settlement agreements, the Company has agreed to pay all putative plaintiffs and their counsel in both actions a total of $11.7 million (inclusive of plaintiffs’ attorneys fees and costs); the Company’s directors and officers insurance carrier has agreed to pay $3.0 million of that amount on behalf of all defendants. The Company also has agreed to pay up to $400,000 in related settlement administration expenses. In exchange, the Company will be released from the state law claims of all putative plaintiffs who do not opt-out of the settlement for any covered claims arising since May 7, 2005 in the Jones action and since January 10, 2006 in the Wineland action. In addition, any plaintiffs who previously opted in to the putative collective actions will be releasing FLSA claims arising since November 1, 2004 in the Jones action and since April 15, 2005 in the Wineland action. Pursuant to the settlement agreements, the Company expressly denies any and all liability to the plaintiffs.

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

7.	Effective May 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits was $6,621at April 30, 2009. At July 31, 2009, the Company had a total of $5,420 in gross unrecognized tax benefits. Of this amount, $3,532 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $321 at July 31, 2009 and $650 at April 30, 2009. Net interest and penalties included in income tax expense for the three months ended July 31, 2009 was a benefit of approximately $329 and an $83 expense for the same period of 2008. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of July 31, 2009, the Company did not have any ongoing federal income tax examinations. Two states have examinations in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $900 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2005 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

8.	In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, and establishes requirements for recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141R on May 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on May 1, 2009 and it did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1, requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted FSP FAS 107-1 and APB 28-1 on May 1, 2009 and it did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 for the quarter ended July 31, 2009.

In June 2009, the FASB approved the FASB Accounting Standards Codification™ (the Codification). The Codification will become the single source of authoritative accounting principles generally accepted in the United States (GAAP), other than guidance issued by the Securities and Exchange Commission (SEC), and will supersede all existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF) and related literature. The Codification will be effective for interim and annual financial periods ending after September 15, 2009. The Company will adopt the Codification for the quarter ended October 31, 2009.

9.	Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation, primarily related to discontinued operations and cash flows related to acquisitions.

10.	Events that have occurred subsequent to July 31, 2009 have been evaluated through September 8, 2009, the date we expect to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

11.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statements included in Item 2 of this Form 10-Q and in the “Risk Factors” described in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 30, 2009. These interim condensed consolidated financial statements should be read in conjunction with those disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in nine Midwestern states, primarily Iowa, Missouri and Illinois. On July 31, 2009, there were a total of 1,483 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 61% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 13% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At July 31, 2009, the Company owned the land at 1,442 locations and the buildings at 1,450 locations, and leased the land at 41 locations and the buildings at 33 locations.

During the first quarter of fiscal 2010, the Company earned $0.87 in earnings per share compared to $0.57 per share for the same quarter a year ago. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

Through the end of the first fiscal quarter, the Company opened 5 newly constructed stores and replaced an additional 5 stores. There were no acquired stores opened during the quarter. The annual goal is to increase the number of stores by 4%.

The first quarter results reflected a 3.2% increase in same-store gasoline gallons sold, with an average margin of approximately 15.7 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a more responsive pricing environment.

Same store sales of grocery and other merchandise and prepared foods and fountain also showed gains during the first quarter. Operating expenses decreased slightly due to lower credit card fees and a decline in fleet fuel expense.

The weakening U.S. economy and increased unemployment have had an adverse impact on consumer disposable income generally in the Midwest. These conditions have not significantly lowered the over-all demand for gasoline and the merchandise sold in stores, but management expects to continue facing a challenging operating environment in the coming months. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended July 31, 2009 Compared to

Three Months Ended July 31, 2008

(Dollars and Amounts in Thousands)

Three months ended 7/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$790,629	297,395	95,177	4,739	1,187,940
Gross profit	52,726	101,980	60,697	4,722	220,125
Margin	6.7%	34.3%	63.8%	99.6%	18.5%

Gasoline gallons	335,802

Three months ended 7/31/08	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$1,201,173	274,347	85,631	6,146	1,567,297
Gross profit	49,635	93,346	51,831	4,353	199,165
Margin	4.1%	34.0%	60.5%	70.8%	12.7%

Gasoline gallons	318,196

Total revenue for the first quarter of fiscal 2010 decreased by $379,357 (24.2%) over the comparable period in fiscal 2009. Retail gasoline sales decreased by $410,544 (34.2%) as the number of gallons sold increased by 17,606 (5.5%) while the average retail price per gallon decreased 37.7%. During this same period, retail sales of grocery and general merchandise increased by $23,048 (8.4%), primarily due to higher cigarette revenues attributable to the federal excise tax increase. Prepared food and fountain sales also increased by $9,546 (11.1%), due to the continued popularity of menu offerings and strategic price increases.

The other revenue category has primarily consisted of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These revenues decreased $1,407 (22.9%) for the first quarter of fiscal 2010 primarily due to the elimination of the franchise program effective December 31, 2008. However, the gross profit margin increased $369 (8.5%) primarily due to the increase in lottery commissions of $202 (9.3%) from the comparable period in the prior year.

Cost of goods sold as a percentage of total revenue was 81.5% for the first quarter of fiscal 2010, compared to 87.3% for the comparable period in the prior year primarily due to the decrease in the average retail price per gallon of gasoline sold. The gross profit margin on retail gasoline sales increased (to 6.7%) during the first quarter of fiscal 2010 from the first quarter of the prior year (4.1%). The gross profit margin per gallon also increased (to $.1570) in the first quarter of fiscal 2010 from the comparable period in the prior year ($.1560), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise increased (to 34.3%) from the comparable period in the prior year (34%). The increase was primarily caused by increased pack-versus-carton sales in cigarettes. The prepared food margin also increased (to 63.8%) from the comparable period in the prior year (60.5%), primarily due to lower cheese costs, which we have locked in through October 2009.

Operating expenses as a percentage of total revenue were 11.1% for the first quarter of fiscal 2010 compared to 8.5% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by a decrease in revenues due to the decline in the average retail price per gallon of gasoline sold. Operating expenses decreased 0.3% in the first quarter of 2010 from the comparable period in the prior year, due to an 18.3% decrease in credit card fees due to lower gasoline prices and a significant decline in transportation costs. Also, the comparable period in the prior year included impairment charges of $2,553 related to five stores damaged by the significant flooding in the upper Midwest in June 2008.

The effective tax rate decreased 380 basis points to 34.2% in the first quarter of fiscal year 2010 from 38.0% in the first quarter of fiscal year 2009. The decrease in the effective tax rate was primarily due to the expiration of certain statutes of limitations for unrecognized tax benefits related to risks associated with federal tax credits claimed for the Company’s subsidiaries.

Net earnings increased by $15,408 (53.5%). The increase in net earnings was attributable primarily to the increase in the gross profit dollars from gasoline sales, grocery and other merchandise sales, and prepared food and fountain sales.

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

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company did not incur any impairment charges during the three months ended July 31, 2009. The Company recognized charges of $2,553 for five stores damaged by significant flooding in June of 2008. The Company also incurred additional impairment charges of $700 during the three months ended July 31, 2008 for stores not affected by the flooding. The impairment charges are a component of operating expenses.

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

Recent Accounting Pronouncements. Please see Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of recent accounting pronouncements applicable to the Company.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2009, the Company’s ratio of current assets to current liabilities was 1.37 to 1. The ratio at July 31, 2008 and April 30, 2009 was 1.22 to 1 and 1.29 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $12,956 (21.1%) in the three months ended July 31, 2009 from the comparable period in the prior year, primarily as a result of larger net earnings and a smaller increase in inventories. This result was partially offset by a smaller increase in accounts payable, a decrease in accrued expenses, and a decrease in loss on sale and disposal of property and equipment. Cash used in investing in the three months ended July 31, 2009 increased due to the purchase of additional property and equipment. Cash used in financing increased, primarily due to an increase in the repayments of long-term debt and the dividends paid in the current year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2010, the Company expended $31,386 for property and equipment, primarily for the construction, acquisition and remodeling of stores, compared to $30,068 for the comparable period in the prior year. The Company anticipates expending approximately $165,000 in fiscal 2010 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of July 31, 2009, the Company had long-term debt, net of current maturities, of $156,248, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $30,000 in principal amount of 7.38% Senior Notes, $17,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $1,011 of mortgage notes payable, and $8,237 of capital lease obligations.

To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of 6-1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the above-described Senior Notes, a mortgage note, and through funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of stores are expected to be met from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

Cautionary Statements (Dollars in Thousands)

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2009:

Competition. The Company’s business is highly competitive, and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in stores. Many of the food (including prepared foods) and non-food items similar or identical to those sold by the Company are generally available from a variety of competitors in the communities served by stores, and the Company competes with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants and “fast-food” outlets (with respect to the sale of prepared foods). Sales of such non-gasoline items (particularly prepared food items) have contributed substantially to the Company’s gross profits from retail sales in recent years. Gasoline sales are also intensely competitive. The Company competes with both independent and national brand gasoline stations in the sale of gasoline, other convenience store chains and several non-traditional gasoline retailers such as supermarkets in specific markets. Some of these other gasoline retailers may have access to more favorable arrangements for gasoline supply then do the Company or the firms that supply its stores. Some of the Company’s competitors have greater financial, marketing and other resources than the Company, and, as a result, may be able to respond better to changes in the economy and new opportunities within the industry.

Gasoline operations. Gasoline sales are an important part of the Company’s sales and earnings, and retail gasoline profit margins have a substantial impact on the Company’s net income. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including the supply of gasoline available in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, increases in wholesale gasoline costs generally during a period and price competition from other gasoline marketers. The market for crude oil and domestic wholesale petroleum products is marked by significant volatility, and is affected by general political conditions and instability in oil producing regions such as the Middle East and South America. The volatility of the wholesale gasoline market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on the Company’s operating results and financial conditions. These factors could materially impact the Company’s gasoline gallon volume, gasoline gross profit and overall customer traffic levels at stores. Any substantial decrease in profit margins on gasoline sales or in the number of gallons sold by stores could have a material adverse effect on the Company’s earnings.

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

Tobacco Products. Sales of tobacco products represent a significant portion of the Company’s revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, could have an adverse affect on the demand for cigarettes sold by stores. The Company attempts to pass price increases onto its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the retail price of cigarettes, the volume of cigarettes sold by stores and overall customer traffic.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,257 USTs, of which 2,752 are fiberglass and 505 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2009 and 2008, the Company spent approximately $1,128 and $1,133, respectively, for assessments and remediation. During the three months ended July 31, 2009, the Company expended approximately $326 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2009, approximately $12,335 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2009 of approximately $199 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

There have been no material changes in our “risk factors” from those disclosed in our 2009 Annual Report on Form 10-K.

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

CASEY’S GENERAL STORES, INC.

Date: September 8, 2009	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002