Form 10-Q
period 2009-10-31
CASEYS GENERAL STORES INC
filed 2009-12-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2009
Common stock, no par value per share	50,913,712 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	October 31, 2009	April 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$177,951	145,695
Receivables	12,111	10,888
Inventories	117,618	106,528
Prepaid expenses	1,775	1,394
Deferred income taxes	8,526	11,895
Income tax receivable	5,909	8,327

Total current assets	323,890	284,727

Other assets	9,452	8,582

Goodwill	51,576	50,976
Property and equipment, net of accumulated depreciation of $674,473 at October 31, 2009 and of $652,376 at April 30, 2009	957,430	918,410

	$1,342,348	1,262,695

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	October 31, 2009	April 30, 2009
Current liabilities:
Current maturities of long-term debt	$25,911	28,442
Accounts payable	141,617	115,436
Accrued expenses	61,278	77,365

Total current liabilities	228,806	221,243

Long-term debt, net of current maturities	157,858	167,887

Deferred income taxes	136,092	125,536

Deferred compensation	11,869	11,085

Other long-term liabilities	15,151	15,914

Total liabilities	549,776	541,665

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	63,213	60,804
Retained earnings	729,359	660,226

Total shareholders’ equity	792,572	721,030

	$1,342,348	1,262,695

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended October 31,		Six months ended October 31,
	2009	2008	2009	2008
Total revenue	$1,154,964	1,390,511	2,342,904	2,957,808
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	948,600	1,199,444	1,916,415	2,567,576

Gross profit	206,364	191,067	426,489	390,232

Operating expenses	131,013	127,391	263,371	260,107
Depreciation and amortization	18,527	17,428	36,478	34,912
Interest, net	2,707	2,414	5,411	4,977

Earnings before income taxes	54,117	43,834	121,229	90,236
Federal and state income taxes	20,525	16,505	43,444	34,122

Net earnings	$33,592	27,329	77,785	56,114

Earnings per common share

Basic	$.66	.54	1.53	1.11

Diluted	$.66	.54	1.52	1.10

Basic weighted average shares outstanding	50,899,179	50,784,545	50,881,379	50,769,270
Plus effect of stock options	155,107	178,666	137,702	139,690

Diluted weighted average shares outstanding	51,054,286	50,963,211	51,019,081	50,908,960

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Six Months Ended October 31,
	2009	2008
Cash flows from operations:
Net earnings	$77,785	56,114
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	36,478	34,912
Other amortization (accretion)	202	(133)
Stock based compensation	1,080	752
Loss on sale and disposal of property and equipment	755	3,390
Deferred income taxes	13,925	4,189
Excess tax benefits related to stock option exercises	(269)	(308)
Changes in assets and liabilities:
Receivables	(1,223)	(209)
Inventories	(11,090)	16,050
Prepaid expenses	(381)	(153)
Accounts payable	26,181	(45,419)
Accrued expenses	(16,087)	(2,349)
Income taxes	1,678	5,622
Other, net	(65)	(13)

Net cash provided by operations	128,969	72,445

Cash flows from investing:
Purchase of property and equipment	(70,963)	(62,090)
Payments for acquisition of business	(4,274)	(8,150)
Proceeds from sale of property and equipment	640	2,067

Net cash used in investing activities	(74,597)	(68,173)

Cash flows from financing:
Payments of long-term debt	(14,794)	(14,648)
Proceeds from exercise of stock options	1,061	999
Payments of cash dividends	(8,652)	(7,619)
Excess tax benefits related to stock option exercises	269	308

Net cash used in financing activities	(22,116)	(20,960)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Six Months Ended October 31,
	2009	2008
Net increase (decrease) in cash and cash equivalents	32,256	(16,688)
Cash and cash equivalents at beginning of the period	145,695	154,523

Cash and cash equivalents at end of the period	$177,951	137,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six Months Ended October 31,
	2009	2008
Cash paid during the period for:
Interest, net of amount capitalized	$6,076	6,938
Income taxes	27,190	22,891

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2009 and April 30, 2009, and the results of operations for the three and six months ended October 31, 2009 and 2008, and changes in cash flows for the six months ended October 31, 2009 and 2008.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $163,000 and $173,000, respectively, at October 31, 2009 and April 30, 2009. The Company has a $50,000 line of credit with no balance owed at October 31, 2009 and April 30, 2009.

5.	The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Director Stock Plan (together, the “Prior Plans”). All 5,000,000 shares allowed to be issued under the Plan are still available for grant at October 31, 2009. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will be counted as two shares. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

Under the Company’s Prior Plans, options could have been granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 5,260,000 shares of common stock. Option prices for employees were not to be less than the fair market value of the stock (110% of fair market value for holders of 10% or more of the Company’s stock) at the date the options were granted. On June 23, 2009, stock options totaling 361,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the employee. These awards will vest on June 23, 2012 and compensation expense is currently being recognized ratably over the vesting period. At October 31, 2009, options for 972,000 shares (which expire between 2010 and 2019) were outstanding for all plans.

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

The 2000 Stock Option Plan granted employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. The non-employee Directors’ Stock Option Plan granted directors options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the 12 months preceding the award of the option. The term of such options is ten years from the date of grant, and each option is exercisable immediately upon grant. On May 1, 2009, stock options totaling 16,000 shares were granted to the directors.

Information concerning the issuance of stock options under all plans is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding April 30, 2009	678,000	$20.45
Granted	377,000	25.27
Exercised	(71,000)	14.94
Forfeited	(12,000)	24.41

Outstanding at October 31, 2009	972,000	$22.67

Weighted average fair value of options granted during the six-month period ended October 31, 2009		$8.72

At October 31, 2009, all outstanding options had an aggregate intrinsic value of $8,608 and a weighted average remaining contractual life of 7.25 years. The vested options totaled 215,000 shares with a weighted average exercise price of $16.05 per share and a weighted average remaining contractual life of 4.24 years. The aggregate intrinsic value for the vested options as of October 31, 2009, was $3,329. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2009, was $947 and the total fair value of shares vested during the six months ended October 31, 2009, was $164.

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

The expected option life of the award granted was based upon historical experience of employees’ and directors’ exercise behavior. Expected volatility was based upon historical volatility levels over a period commensurate with the expected option life. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life. Total compensation costs recorded for the six months ended October 31, 2009 and 2008, were $1,080 and $752 respectively, for the stock option awards. As of October 31, 2009, there was $3,170 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2013.

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

Following a hearing on October 9, 2009, the Court entered an order dated October 22, 2009 granting the parties’ Joint Motion for Final Approval of Settlement and Plaintiffs’ Motion for Final Approval of Attorneys Fees, Reimbursement of Expenses, and Separate Awards for named Plaintiffs and Deponents. The actions were dismissed in their entirety with prejudice, and the settlement class members are permanently enjoined from filing, joining, or prosecuting any claims, suits or administrative proceedings regarding claims released by the settlement. Under the settlement as approved by the Court, the Company paid all putative plaintiffs and their counsel in both actions a total of $11,700 (inclusive of plaintiffs’ attorneys fees and costs); the Company’s directors and officers insurance carrier paid $3,000 of that amount on behalf of all defendants. The Company paid $277 in related settlement administration expenses. In exchange, the Company has been released from the state law claims of all putative plaintiffs who did not opt-out of the settlement for any covered claims arising since May 7, 2005 in the Jones action and since January 10, 2006 in the Wineland action. In addition, any plaintiffs who previously opted in to the putative collective actions released any claims under the Fair Labor Standards Act arising since November 1, 2004 in the Jones action and since April 15, 2005 in the Wineland action. Pursuant to the settlement agreements, the Company expressly denied any and all liability to the plaintiffs. The settlement monies were distributed on November 12, 2009.

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

7.	Effective May 1, 2007, we began providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. We additionally clarify how we account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. We provide guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits was $6,621at April 30, 2009. At October 31, 2009, we had a total of $5,910 in gross unrecognized tax benefits. Of this amount, $3,850 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $353 at October 31, 2009 and $650 at April 30, 2009. Net interest and penalties included in income tax expense for the six months ended October 31, 2009 was a benefit of approximately $297 and an expense of $140 for the same period of 2008. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of October 31, 2009, the Company did not have any ongoing federal income tax examinations. One state has an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $900 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2005 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

8.	Effective May 1, 2009, we adopted new guidance regarding business combinations. We established requirements for the recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. This was applied prospectively to business combinations for which the acquisition date was on or after the beginning of the annual reporting period beginning on or after December 15, 2008.

Effective May 1, 2009, we adopted new guidance that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements and it did not have a material impact on our financial statements.

Effective for the quarter ended July 31, 2009, we adopted guidance regarding subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Effective for the quarter ended October 31, 2009 we adopted the FASB Accounting Standards Codification™ (the Codification). The Codification is now the single source of authoritative accounting principles generally accepted in the United States (GAAP), other than guidance issued by the Securities and Exchange Commission (SEC), and will supersede all existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF) and related literature.

9.	Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation, primarily related to discontinued operations and cash flows related to acquisitions. These changes were not considered material.

10.	Events that have occurred subsequent to October 31, 2009 have been evaluated through December 7, 2009, the date we expect to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

11.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statements included in Item 2 of this Form 10-Q and in the “Risk Factors” described in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 30, 2009. These interim condensed consolidated financial statements should be read in conjunction with those disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in nine Midwestern states, primarily Iowa, Missouri and Illinois. On October 31, 2009, there were a total of 1,488 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 61% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 13% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At October 31, 2009, the Company owned the land at 1,448 locations and the buildings at 1,456 locations, and leased the land at 40 locations and the buildings at 32 locations.

During the second quarter of fiscal 2010, the Company earned $0.66 in earnings per share compared to $0.54 per share for the same quarter a year ago. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

During the second fiscal quarter, the Company opened two newly constructed stores and replaced an additional seven stores. There were three acquired stores opened during the quarter. The annual goal is to increase the number of stores by 4%.

The second quarter results reflected a 0.7% decrease in same-store gasoline gallons sold, with an average margin of approximately 14.3 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a more responsive pricing environment.

Same store sales of grocery and other merchandise and prepared foods and fountain showed gains during the second quarter. Operating expenses increased 2.8% in the quarter. Increases in wages, utilities, and insurance were partially offset by savings in transportation costs and credit card fees.

The weakening U.S. economy and increased unemployment have had an adverse impact on consumer disposable income generally in the Midwest. These conditions have not significantly lowered the overall demand for gasoline and the merchandise sold in stores, but management acknowledges that customers are trading down to less expensive items. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended October 31, 2009 Compared to

Three Months Ended October 31, 2008

(Dollars and Amounts in Thousands)

Three months ended 10/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$779,120	276,135	94,860	4,849	1,154,964
Gross profit	46,146	94,121	61,261	4,836	206,364
Margin	5.9%	34.1%	64.6%	99.7%	17.9%

Gasoline gallons	323,719
Three months ended 10/31/08	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,031,893	265,347	87,908	5,363	1,390,511
Gross profit	43,505	89,874	53,223	4,465	191,067
Margin	4.2%	33.9%	60.5%	83.3%	13.7%

Gasoline gallons	317,253

Total revenue for the second quarter of fiscal 2010 decreased by $235,547 (16.9%) over the comparable period in fiscal 2009. Retail gasoline sales decreased by $252,773 (24.5%) as the number of gallons sold increased by 6,466 (2.0%) while the average retail price per gallon decreased 25.8%. During this same period, retail sales of grocery and general merchandise increased by $10,788 (4.1%), primarily due to higher cigarette revenues attributable to the federal excise tax increase. Prepared food and fountain sales also increased by $6,952 (7.9%), due to the continued popularity of menu offerings and strategic price increases.

The other revenue category has primarily consisted of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These revenues decreased $514 (9.6%) for the second quarter of fiscal 2010 primarily due to the elimination of the franchise program effective December 31, 2008. However, the gross profit margin increased $371 (8.3%) primarily due to the increase in lottery commissions of $312 (13.9%) from the comparable period in the prior year.

Total gross profit margin was 17.9% for the second quarter of fiscal 2010, compared to 13.7% for the comparable period in the prior year primarily due to the increases in gross profit margin of all three of our major categories. The gross profit margin on retail gasoline sales increased (to 5.9%) during the second quarter of fiscal 2010 from the second quarter of the prior year (4.2%). The gross profit margin per gallon also increased (to $.1426) in the second quarter of fiscal 2010 from the comparable period in the prior year ($.1371), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise increased (to 34.1%) from the comparable period in the prior year (33.9%). The increase was primarily caused by increased pack-versus-carton sales in cigarettes. The prepared food margin also increased (to 64.6%) from the comparable period in the prior year (60.5%), primarily due to lower cheese and other product costs.

Operating expenses as a percentage of total revenue were 11.3% for the second quarter of fiscal 2010 compared to 9.2% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by a decrease in revenues due to the decline in the average retail price per gallon of gasoline sold. Operating expenses increased 2.8% in the second quarter of 2010 from the comparable period in the prior year, primarily due to increases in wages, utilities, and insurance. However, this was partially offset by decreases in transportation costs and credit card fees.

The effective tax rate increased 20 basis points to 37.9% in the second quarter of fiscal year 2010 from 37.7% in the second quarter of fiscal year 2009. The increase in the effective tax rate was primarily due to the projected reduction of federal tax credits compared to prior year.

Net earnings increased by $6,263 (22.9%). The increase in net earnings was attributable primarily to the increase in the gross profit dollars from gasoline sales, grocery and other merchandise sales, and prepared food and fountain sales.

Six Months Ended October 31, 2009 Compared to

Six Months Ended October 31, 2008

(Dollars and Amounts in Thousands)

Six months ended 10/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,569,749	573,530	190,037	9,588	2,342,904
Gross profit	98,873	196,101	121,957	9,558	426,489
Margin	6.3%	34.2%	64.2%	99.7%	18.2%

Gasoline gallons	659,521
Six months ended 10/31/08	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,233,065	539,693	173,538	11,512	2,957,808
Gross profit	93,140	183,220	105,054	8,818	390,232
Margin	4.2%	33.9%	60.5%	76.6%	13.2%

Gasoline gallons	635,449

Total revenue for the first six months of fiscal 2010 decreased by $614,904 (20.8%) over the comparable period in fiscal 2009. Retail gasoline sales decreased by $663,316 (29.7%) as the number of gallons sold increased by 24,072 (3.8%) while the average retail price per gallon decreased 32.3%. During this same period, retail sales of grocery and general merchandise increased by $33,837 (6.3%), primarily due to higher cigarette revenues attributable to the federal excise tax increase. Prepared food and fountain sales also increased by $16,499 (9.5%), due to the continued popularity of menu offerings and strategic price increases.

The other revenue category has primarily consisted of wholesale gasoline and grocery sales to franchise stores and lottery, prepaid phone cards and video rental commissions received. These revenues decreased $1,924 (16.7%) for the first six months of fiscal 2010 primarily due to the elimination of the franchise program effective December 31, 2008. However, the gross profit margin increased $740 (8.4%) primarily due to the increase in lottery commissions of $515 (11.6%) from the comparable period in the prior year.

Total gross profit margin was 18.2% for the first six months of fiscal 2010, compared to 13.2% for the comparable period in the prior year primarily due to increases in the gross profit margin of all three of our major categories. The gross profit margin on retail gasoline sales increased (to 6.3%) during the first six months of fiscal 2010 from the comparable period of the prior year (4.2%). The gross profit margin per gallon also increased (to $.1499) in the first six months of fiscal 2010 from the comparable period in the prior year ($.1466), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise increased (to 34.2%) from the comparable period in the prior year (33.9%). The increase was primarily caused by increased pack-versus-carton sales in cigarettes. The prepared food margin also increased (to 64.2%) from the comparable period in the prior year (60.5%), primarily due to lower cheese and other product costs.

Operating expenses as a percentage of total revenue were 11.2% for the first six months of fiscal 2010 compared to 8.8% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by a decrease in revenues due to the decline in the average retail price per gallon of gasoline sold. Operating expenses increased 1.3% in the first six months of fiscal 2010 from the comparable period in the prior year, primarily due to increases in wages, utilities, and insurance. However, this was partially offset by decreases in transportation costs and credit card fees. Also, the comparable period in the prior year included impairment charges of $2,553 related to five stores damaged by the significant flooding in the upper Midwest in June 2008.

The effective tax rate decreased 200 basis points to 35.8% for the first six months of fiscal year 2010 from 37.8% in the comparable period of the prior year. The decrease in the effective tax rate was primarily due to the expiration of certain statutes of limitations for unrecognized tax benefits related to risks associated with federal tax credits claimed for the Company’s subsidiaries.

Net earnings increased by $21,671 (38.6%). The increase in net earnings was attributable primarily to the increase in the gross profit dollars from gasoline sales, grocery and other merchandise sales, and prepared food and fountain sales.

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

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Impairment is based on the estimated fair value of the asset. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company did not incur any impairment charges during the six months ended October 31, 2009. The Company recognized charges of $2,553 for five stores damaged by significant flooding in June of 2008. The Company also incurred additional impairment charges of $985 during the six months ended October 31, 2008 for stores not affected by the flooding. The impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2009, the Company’s ratio of current assets to current liabilities was 1.42 to 1. The ratio at October 31, 2008 and April 30, 2009 was 1.32 to 1 and 1.29 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $56,524 (78%) in the six months ended October 31, 2009 from the comparable period in the prior year, primarily as a result of larger net earnings and increases in accounts payable and deferred income taxes. This result was partially offset by an increase in inventories and a larger decrease in accrued expenses. Cash used in investing in the six months ended October 31, 2009 increased due to the purchase of additional property and equipment. Cash used in financing increased, primarily due to an increase in the dividends paid in the current year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2010, the Company expended $75,237 for property and equipment, primarily for the construction, acquisition and remodeling of stores, compared to $70,240 for the comparable period in the prior year. The Company anticipates expending approximately $165,000 in fiscal 2010 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of October 31, 2009, the Company had long-term debt, net of current maturities, of $157,858, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $30,000 in principal amount of 7.38% Senior Notes, $17,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $844 of mortgage notes payable, and $10,014 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,281 USTs, of which 2,769 are fiberglass and 512 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2009 and 2008, the Company spent approximately $1,128 and $1,133, respectively, for assessments and remediation. During the six months ended October 31, 2009, the Company expended approximately $758 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2009, approximately $12,871 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2009 of approximately $220 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

At the annual meeting of shareholders held on September 18, 2009, nine directors were elected for a term of one year. Each of the nominees so elected, with the exception of Mr. Horak and Mr. Wilkey, previously has been elected by shareholders as a director of the Company. The votes cast or withheld for each nominee were as follows:

Name	Number of Shares Voting For	Number of Shares That Withheld Authority

Ronald M. Lamb	48,148,550	707,016
Robert J. Myers	48,596,210	259,355
Diane C. Bridgewater	48,259,851	595,714
Johnny Danos	48,243,178	612,387
Kenneth H. Haynie	40,567,649	8,287,917
William C. Kimball	48,256,364	599,201
Jeffrey M. Lamberti	48,072,131	783,434
Richard A. Wilkey	48,437,622	417,943
H. Lynn Horak	48,568,215	287,350

At the annual meeting, shareholders also ratified the selection of KPMG LLP as the independent auditors for the fiscal year ending April 30, 2010, with votes being cast as follows:

For	Against	Abstain

47,712,135	855,577	287,854

The shareholders also approved the Casey’s General Stores, Inc. 2009 Stock Incentive Plan, with the vote being as follows:

For	Against	Abstain	Non-votes

37,965,770	7,793,888	193,491	2,902,417

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999).

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 7, 2009	By:	/S/ WILLIAM J. WALLJASPER
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002