Form 10-Q
period 2010-01-31
CASEYS GENERAL STORES INC
filed 2010-03-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2010

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2010
Common stock, no par value per share	50,915,962 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	January 31, 2010	April 30, 2009

ASSETS

Current assets:
Cash and cash equivalents	$152,891	145,695
Receivables	11,661	10,888
Inventories	112,672	106,528
Prepaid expenses	1,686	1,394
Deferred income taxes	8,653	11,895
Income tax receivable	11,232	8,327

Total current assets	298,795	284,727

Other assets	9,545	8,582

Goodwill	55,922	50,976
Property and equipment, net of accumulated depreciation of $690,841 at January 31, 2010 and of $652,376 at April 30, 2009	987,578	918,410

	$1,351,840	1,262,695

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2010	April 30, 2009
Current liabilities:
Current maturities of long-term debt	$25,926	28,442
Accounts payable	131,825	115,436
Accrued expenses	64,567	77,365

Total current liabilities	222,318	221,243

Long-term debt, net of current maturities	156,077	167,887

Deferred income taxes	139,601	125,536

Deferred compensation	12,133	11,085

Other long-term liabilities	15,741	15,914

Total liabilities	545,870	541,665

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	63,697	60,804
Retained earnings	742,273	660,226

Total shareholders’ equity	805,970	721,030

	$1,351,840	1,262,695

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended January 31,		Nine months ended January 31,
	2010	2009	2010	2009

Total revenue	$1,114,377	849,274	3,457,281	3,807,082
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	937,777	688,108	2,854,192	3,255,684

Gross profit	176,600	161,166	603,089	551,398

Operating expenses	127,883	118,946	391,254	379,053
Depreciation and amortization	18,368	17,159	54,846	52,071
Interest, net	2,748	2,757	8,159	7,734

Earnings before income taxes	27,601	22,304	148,830	112,540
Federal and state income taxes	10,359	8,283	53,803	42,405

Net earnings	$17,242	14,021	95,027	70,135

Earnings per common share

Basic	$.34	.28	1.87	1.38

Diluted	$.34	.28	1.86	1.38

Basic weighted average shares outstanding	50,914,462	50,809,645	50,892,629	50,782,729
Plus effect of stock options	185,024	148,208	146,903	142,931

Diluted weighted average shares outstanding	51,099,486	50,957,853	51,039,532	50,925,660

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Nine Months Ended January 31,
	2010	2009
Cash flows from operations:
Net earnings	$95,027	70,135
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	54,846	52,071
Other amortization (accretion)	193	(153)
Stock based compensation	1,536	992
Loss on sale and disposal of property and equipment	656	4,318
Deferred income taxes	17,307	7,962
Excess tax benefits related to stock option exercises	(274)	(461)
Changes in assets and liabilities:
Receivables	(773)	8,011
Inventories	(4,706)	25,473
Prepaid expenses	(292)	(352)
Accounts payable	16,389	(66,342)
Accrued expenses	(12,862)	668
Income taxes	(3,120)	3,056
Other, net	171	79

Net cash provided by operations	164,098	105,457

Cash flows from investing:
Purchase of property and equipment	(101,506)	(99,596)
Payments for acquisition of stores, net of cash acquired	(28,287)	(10,410)
Proceeds from sale of property and equipment	1,072	2,365

Net cash used in investing activities	(128,721)	(107,641)

Cash flows from financing:
Payments of long-term debt	(16,559)	(15,022)
Proceeds from exercise of stock options	1,084	1,112
Payments of cash dividends	(12,980)	(11,431)
Excess tax benefits related to stock option exercises	274	461

Net cash used in financing activities	(28,181)	(24,880)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Nine Months Ended January 31,
	2010	2009
Net increase (decrease) in cash and cash equivalents	7,196	(27,064)
Cash and cash equivalents at beginning of the period	145,695	154,523

Cash and cash equivalents at end of the period	$152,891	127,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine Months Ended January 31,
	2010	2009
Cash paid during the period for:
Interest, net of amount capitalized	$7,931	9,270
Income taxes	38,582	29,623

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands)

1.	The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2010 and April 30, 2009, and the results of operations for the three and nine months ended January 31, 2010 and 2009, and changes in cash flows for the nine months ended January 31, 2010 and 2009.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $162,000 and $173,000, respectively, at January 31, 2010 and April 30, 2009. The Company has a $50,000 line of credit with no balance owed at January 31, 2010 and April 30, 2009.

5.	The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). All 5,000,000 shares allowed to be issued under the Plan are still available for grant at January 31, 2010. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

The 2000 Stock Option Plan granted employees options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a three to five-year service period. On June 23, 2009, stock options totaling 361,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the grantee. These awards will vest on June 23, 2012 and compensation expense is currently being recognized ratably over the vesting period.

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

At January 31, 2010, options for 970,250 shares (which expire between 2010 and 2019) were outstanding for the Prior Plans. Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of Shares	Weighted Average Exercise Price

Outstanding April 30, 2009	678,000	$20.45
Granted	377,000	25.27
Exercised	(72,750)	14.90
Forfeited	(12,000)	24.41

Outstanding at January 31, 2010	970,250	$22.69

Weighted average fair value of options granted during the nine-month period ended January 31, 2010		$8.72

At January 31, 2010, all outstanding options had an aggregate intrinsic value of $7,751 and a weighted average remaining contractual life of 7.01 years. The vested options totaled 213,250 shares with a weighted average exercise price of $16.07 per share and a weighted average remaining contractual life of 4.00 years. The aggregate intrinsic value for the vested options as of January 31, 2010, was $3,115. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2010, was $978 and the total fair value of shares vested during the nine months ended January 31, 2010, was $164.

The fair value of stock options granted in 2009 was estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2009 and the June 23, 2009 options were $10.24 and $8.65, respectively. Significant assumptions include:

	May 1, 2009	June 23, 2009
Risk-free interest rate	3.64%	2.76%
Expected option life	8.75 years	6.09 years
Expected volatility	37%	38%
Expected dividend yield	1.92%	1.74%

The expected option life of the award granted was based upon historical experience of employees’ and directors’ exercise behavior. Expected volatility was based upon historical volatility levels over a period commensurate with the expected option life. Expected dividend yield was based on expected dividend rate. Risk free interest rate reflects the yield of a zero coupon U.S. Treasury over the expected option life. Total compensation costs recorded for the nine months ended January 31, 2010 and 2009, were $1,536 and $992, respectively, for the stock option awards. As of January 31, 2010, there was $2,714 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2013.

6.	During the first nine months of fiscal 2010, the Company acquired 20 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$1,438
Property and equipment	21,917

Total assets	23,355

Liabilities assumed:
Accrued expenses	64

Total liabilities	64

Net tangible assets acquired, net of cash	23,291
Goodwill	4,946
Non-compete agreements	50

Total consideration paid, net of cash acquired	$28,287

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of management’s analysis.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions reference above occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Nine Months Ended January 31,
	2010	2009
Total revenues	$3,507,605	3,864,985
Net earnings	$96,134	71,216
Earnings per share:
Basic	$1.89	1.40
Diluted	$1.88	1.40

7.	The Company is named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60ºF. Fuel is measured at 60ºF in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

These actions are among a total of 45 similar lawsuits now pending in 28 jurisdictions, including 25 states, Guam, the District of Columbia, and the Virgin Islands, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides are being pursued. The Court has made no ruling to date as to whether any of the pending lawsuits should be certified as class actions. Management does not believe the Company is liable to the defendants for the conduct complained of, and intends to contest the matters vigorously.

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

8.	Effective May 1, 2007, we adopted guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return, and how we account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. We adopted guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits was $6,621 at April 30, 2009. At January 31, 2010, we had a total of $6,396 in gross unrecognized tax benefits. Of this amount, $4,166 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $388 at January 31, 2010 and $650 at April 30, 2009. Net interest and penalties included in income tax expense for the nine months ended January 31, 2010 was a benefit of approximately $263 and an expense of $201 for the same period of 2009. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of January 31, 2010, the Company did not have any ongoing federal income tax examinations. One state has an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $900 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2006 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

9.	Effective May 1, 2009, we adopted new guidance regarding business combinations. We established requirements for the recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. This was applied prospectively to business combinations for which the acquisition date was after May 1, 2009.

10.	Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation, primarily related to discontinued operations and cash flows related to acquisitions. These changes were not considered material.

11.	Events that have occurred subsequent to January 31, 2010 have been evaluated through the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

12.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statements included in Item 2 of this Form 10-Q and in the “Risk Factors” described in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 30, 2009. These interim condensed consolidated financial statements should be read in conjunction with those disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in nine Midwestern states, primarily Iowa, Missouri and Illinois. On January 31, 2010, there were a total of 1,507 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 61% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 14% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At January 31, 2010, the Company owned the land at 1,469 locations and the buildings at 1,477 locations, and leased the land at 38 locations and the buildings at 30 locations.

During the third quarter of fiscal 2010, the Company earned $0.34 in earnings per share compared to $0.28 per share for the same quarter a year ago. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

During the third fiscal quarter, the Company opened three newly constructed stores and replaced an additional seven stores. There were 16 acquired stores opened during the quarter. The annual goal is to increase the number of stores by 4%.

The third quarter results reflected a 2.9% decrease in same-store gasoline gallons sold, with an average margin of approximately 12.4 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a more favorable pricing environment.

Same store sales of grocery and other merchandise and prepared foods and fountain showed gains during the third quarter. Operating expenses increased 7.5% in the quarter primarily due to increases in credit card fees and transportation costs associated with higher fuel prices.

The weakening U.S. economy and increased unemployment have generally had an adverse impact on consumer disposable income in the Midwest. These conditions have not significantly lowered the overall demand for gasoline and the merchandise sold in stores, but management believes customers often are “trading down” to less expensive items inside the store. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended January 31, 2010 Compared to

Three Months Ended January 31, 2009

(Dollars and Amounts in Thousands)

Three months ended 1/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$780,792	242,544	86,005	5,036	1,114,377
Gross profit	38,303	79,255	54,019	5,023	176,600
Margin	4.9%	32.7%	62.8%	99.7%	15.8%

Gasoline gallons	309,747

Three months ended 1/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$532,214	231,433	81,071	4,556	849,274
Gross profit	30,582	76,174	50,088	4,322	161,166
Margin	5.7%	32.9%	61.8%	94.9%	19.0%

Gasoline gallons	307,637

Total revenue for the third quarter of fiscal 2010 increased by $265,103 (31.2%) over the comparable period in fiscal 2009. Retail gasoline sales increased by $248,578 (46.7%) as the number of gallons sold increased by 2,110 (0.7%) while the average retail price per gallon increased 45.7%. During this same period, retail sales of grocery and general merchandise increased by $11,111 (4.8%), primarily due to higher cigarette revenues attributable to the federal excise tax increase. Prepared food and fountain sales also increased by $4,934 (6.1%), due to the continued popularity of menu offerings and a greater number of stores in operation.

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and automated teller machine (ATM) commissions received. These revenues increased $480 (10.5%) for the third quarter of fiscal 2010 primarily due to the increase in ATM commissions of $151 (61.0%) and lottery commissions of $220 (9.3%) from the comparable period in the prior year.

Total gross profit margin was 15.8% for the third quarter of fiscal 2010, compared to 19.0% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 4.9%) during the third quarter of fiscal 2010 from the third quarter of the prior year (5.7%). However, the gross profit margin per gallon increased (to $.1237) in the third quarter of fiscal 2010 from the comparable period in the prior year ($.0994), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.7%) from the comparable period in the prior year (32.9%). The prepared food margin increased (to 62.8%) from the comparable period in the prior year (61.8%), primarily due to an increased contribution from higher margin items such as pizza and fountain.

Operating expenses as a percentage of total revenue were 11.5% for the third quarter of fiscal 2010 compared to 14.0% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by an increase in revenues due to the increase in the average retail price per gallon of gasoline sold. Operating expenses increased 7.5% in the third quarter of 2010 from the comparable period in the prior year, primarily due to increases in credit card fees and transportation costs associated with higher fuel prices. These two expenses combined were up $3,585 (33.3%) from the comparable period in the prior year. Without these increases, operating expenses would have increased 4.5%.

The effective tax rate increased 40 basis points to 37.5% in the third quarter of fiscal year 2010 from 37.1% in the third quarter of fiscal year 2009. The increase in the effective tax rate was primarily due to the projected reduction of federal tax credits compared to the prior year.

Net earnings increased by $3,221 (23.0%). The increase in net earnings was attributable primarily to the increase in the gross profit dollars from gasoline sales, grocery and other merchandise sales, and prepared food and fountain sales.

Nine Months Ended January 31, 2010 Compared to

Nine Months Ended January 31, 2009

(Dollars and Amounts in Thousands)

Nine months ended 1/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$2,350,541	816,074	276,042	14,624	3,457,281
Gross profit	137,176	275,356	175,976	14,581	603,089
Margin	5.8%	33.7%	63.7%	99.7%	17.4%

Gasoline gallons	969,268

Nine months ended 1/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$2,765,279	771,126	254,609	16,068	3,807,082
Gross profit	123,722	259,394	155,142	13,140	551,398
Margin	4.5%	33.6%	60.9%	81.8%	14.5%

Gasoline gallons	943,086

Total revenue for the first nine months of fiscal 2010 decreased by $349,801 (9.2%) over the comparable period in fiscal 2009. Retail gasoline sales decreased by $414,738 (15.0%) as the number of gallons sold increased by 26,182 (2.8%) while the average retail price per gallon decreased 17.3%. During this same period, retail sales of grocery and general merchandise increased by $44,948 (5.8%), primarily due to higher cigarette revenues attributable to the federal excise tax increase. Prepared food and fountain sales also increased by $21,433 (8.4%), due to the continued popularity of menu offerings and a greater number of stores in operation.

The other revenue category primarily consists of lottery, prepaid phone card, video rental, and ATM commissions received. These revenues decreased $1,444 (9.0%) for the first nine months of fiscal 2010 primarily due to the elimination of the franchise program effective December 31, 2008, while the gross profit margin increased $1,441 (11.0%) primarily due to the increases in ATM commissions of $760 (103.0%) and lottery commissions of $735 (10.8%) from the comparable period in the prior year.

Total gross profit margin was 17.4% for the first nine months of fiscal 2010, compared to 14.5% for the comparable period in the prior year primarily due to increases in the gross profit margin of all three of our major categories. The gross profit margin on retail gasoline sales increased (to 5.8%) during the first nine months of fiscal 2010 from the comparable period of the prior year (4.5%). The gross profit margin per gallon also increased (to $.1415) in the first nine months of fiscal 2010 from the comparable period in the prior year ($.1312), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise increased (to 33.7%) from the comparable period in the prior year (33.6%). The prepared food margin also increased (to 63.7%) from the comparable period in the prior year (60.9%), primarily due to an increased contribution from higher margin items such as pizza and fountain.

Operating expenses as a percentage of total revenue were 11.3% for the first nine months of fiscal 2010 compared to 10.0% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by a decrease in revenues due to the decline in the average retail price per gallon of gasoline sold. Operating expenses increased 3.2% in the first nine months of fiscal 2010 from the comparable period in the prior year, primarily due to increases in wages, utilities, and insurance, offset partially by decreases in credit card fees and transportation costs associated with lower fuel prices. Also, without the prior year impairment charges, operating expenses would have increased 4.5%.

The effective tax rate decreased 150 basis points to 36.2% for the first nine months of fiscal year 2010 from 37.7% in the comparable period of the prior year. The decrease in the effective tax rate was primarily due to the expiration of certain statutes of limitations for unrecognized tax benefits related to risks associated with federal tax credits claimed for the Company’s subsidiaries.

Net earnings increased by $24,892 (35.5%). The increase in net earnings was attributable primarily to the increase in the gross profit dollars from gasoline sales, grocery and other merchandise sales, and prepared food and fountain sales.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.

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

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a further analysis of the amount of potential impairment is performed. The impairment loss is based on the estimated amount by which carrying value exceeds fair value of the asset group. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $100 during the nine months ended January 31, 2010. The Company recognized charges of $2,553 for five stores damaged by significant flooding in June of 2008. The Company also incurred additional impairment charges of $1,985 during the nine months ended January 31, 2009 for stores not affected by the flooding. The impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2010, the Company’s ratio of current assets to current liabilities was 1.34 to 1. The ratio at January 31, 2009 and April 30, 2009 was 1.31 to 1 and 1.29 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $58,641 (55.6%) in the nine months ended January 31, 2010 from the comparable period in the prior year, primarily as a result of larger net earnings and increases in accounts payable and deferred income taxes. This result was partially offset by an increase in inventories and a decrease in accrued expenses. Cash used in investing in the nine months ended January 31, 2010 increased due to the increase in store acquisitions and the purchase of additional property and equipment. Cash used in financing increased, primarily due to an increase in the repayments of long-term debt and the dividends paid in the current year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2010, the Company expended $129,793 primarily for property and equipment, resulting from the construction, acquisition and remodeling of stores, compared to $110,006 for the comparable period in the prior year. The Company anticipates expending approximately $175,000 in fiscal 2010 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of January 31, 2010, the Company had long-term debt, net of current maturities, of $156,077, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $28,571 in principal amount of 7.38% Senior Notes, $17,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23%, $675 of mortgage notes payable, and $9,831 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,350 USTs, of which 2,805 are fiberglass and 545 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2009 and 2008, the Company spent approximately $1,128 and $1,133, respectively, for assessments and remediation. During the nine months ended January 31, 2010, the Company expended approximately $876 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2010, approximately $13,066 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2010 of approximately $185 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2010 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the nine months ended January 31, 2010 and 2009. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee.

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

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2009 Annual Report on Form 10-K.

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1(a)	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009).

4.4	Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996).

4.6	Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of the 6.18% to 7.23% Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999).

4.7	Note Purchase Agreement dated as of May 1, 2000 among the Company and the purchasers of the 7.89% Senior Notes, Series 2000-A (incorporated by reference from the Current Report on Form 8-K filed May 23, 2000).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

10.21	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 10, 2010	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002