Form 10-K
period 2010-04-30
CASEYS GENERAL STORES INC
filed 2010-06-29
CIK 726958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2010

Commission File Number 0-12788

CASEY’S GENERAL STORES, INC.

(Exact name of registrant as specified in its charter)

IOWA	42-0935283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ONE CONVENIENCE BLVD., ANKENY, IOWA

(Address of principal executive offices)

50021

(Zip Code)

(515) 965-6100

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

COMMON STOCK	NASDAQ
(Title of Class)	(Name of Exchange on which Registered)

SERIES A SERIAL PREFERRED STOCK PURCHASE RIGHTS	NASDAQ
(Title of Class)	(Name of Exchange on which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,550,288,764, based on the closing sales price ($31.53 per share) as quoted on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 24, 2010
Common Stock, no par value per share	50,939,162 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2010.

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. and its wholly owned subsidiaries (the Company/Casey’s/we) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all stores offer gasoline for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2010, there were a total of 1,531 Casey’s General Stores in operation. There were 18 stores newly constructed and 37 acquired stores opened in fiscal 2010. There was also one store closed in fiscal 2010. We operate a central warehouse, Casey’s Distribution Center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores.

Approximately 61% of all our stores are located in areas with populations of fewer than 5,000 persons, while approximately 14% of our stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.

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

The Company’s Internet address is www.caseys.com. Each year we make available through our website current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports free of charge as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. Additionally, you can go to our website to read our Financial Code of Ethics and Code of Conduct; we intend to post disclosure of any waivers to the Code to the extent such disclosure is legally required.

General

We seek to meet the needs of residents of smaller towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. We have succeeded at operating Casey’s General Stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these offerings. We currently own most of our real estate, including the Casey’s Distribution Center and Corporate Headquarters facility.

The Company derives its revenue primarily from the retail sale of gasoline and the products offered in our stores. Our sales historically have been strongest during the first and second fiscal quarters (May through October) and relatively weaker during the third and fourth (November through April). In warmer weather, customers tend to purchase greater quantities of gasoline and certain convenience items such as beer, soft drinks, and ice.

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

It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in most stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2010, the Company was selling donuts prepared on store premises in approximately 98% of our stores in addition to cookies, brownies, and Danish rolls. The Company installs donut-making equipment in all newly constructed stores.

We began marketing made-from-scratch pizza in 1984, and it is available in 1,490 stores (97%) as of April 30, 2010. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, sub sandwiches, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites.

The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nongasoline items have generated about 29% of our total revenue, but they have resulted in approximately 74% of our retail gross profits. Gross profit margins on prepared food items averaged approximately 63% during the same thirty-six months—substantially higher than the gross profit margin on retail sales of gasoline, which averaged approximately 5%.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The most recent store design measures 39 feet by 92 feet with approximately 2,300 square feet devoted to sales area, 500 square feet to kitchen space, 400 square feet to storage, and 2 large public restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 8 islands of gasoline dispensers and storage tanks with capacity for 30,000 to 50,000 gallons of gasoline. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow pylon sign which displays Casey’s name and service mark.

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

Store Locations

The Company traditionally has located its stores in smaller towns not served by national-chain convenience stores. Management believes that a Casey’s General Store provides a service not otherwise available in small towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store-site selection criteria emphasize the population of the immediate area and daily highway traffic volume. Where there is no competing store, we can often operate profitably at a highway location in a community with a population of as few as 400.

Other Information

On March 9, 2010, the Company received an unsolicited proposal from Couche-Tard to acquire all outstanding shares of common stock of the Company at a price of $36 per share in cash. After careful consideration of the strategic, financial and legal aspects of the proposal and the nature and timing of the proposal, the Company’s Board of Directors unanimously determined that the proposal was not in the best interests of the Company and unanimously determined to reject the proposal. Couche-Tard made public its unsolicited proposal to acquire the Company on April 9, 2010. Subsequently, on June 2, 2010, Couche-Tard and its indirect wholly owned subsidiary, ACT Acquisition Sub, Inc., commenced a tender offer for all outstanding shares of common stock of the Company, together with the Rights, for $36 per share in cash. On the same date, Couche-Tard also publicly announced, and notified the Company of, its intent to nominate and solicit proxies for the election of a slate of nine directors at the 2010 annual meeting of the Company’s shareholders. The Board of Directors thoroughly considered numerous factors regarding Couche-Tard’s tender offer and, in consultation with its legal and financial advisors and senior management of the Company, determined that Couche-Tard’s tender offer substantially undervalues the Company. Accordingly, the Board of Directors has recommended that the Company’s shareholders reject the offer and not tender their shares. During the fourth quarter of fiscal 2010, the Company incurred $6.9 million in legal and advisory fees related to the evaluation of the unsolicited tender offer and related actions by Couche-Tard. Responding to Couche-Tard’s unsolicited tender offer and related actions is expected to result in the incurrence of additional expenses in fiscal 2011, which are expected to be material to the Company’s financial position and results of operations.

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings. Approximately 69% of Casey’s total revenue for the year ended April 30, 2010 was derived from the retail sale of gasoline. The following table summarizes gasoline sales for the three fiscal years ended April 30, 2010:

	Year ended April 30,
	2010	2009	2008
Number of gallons sold	1,283,479,481	1,242,269,981	1,218,820,162
Total retail gasoline sales	$3,177,489,872	$3,323,616,288	$3,570,228,422
Percentage of total revenue	68.5%	70.9%	73.7%
Gross profit percentage (excluding credit card fees)	5.6%	4.8%	4.7%
Average retail price per gallon	$2.48	$2.68	$2.93
Average gross profit margin per gallon (excluding credit card fees)	13.88 ¢	12.87 ¢	13.89 ¢
Average number of gallons sold per store*	853,725	859,114	835,948

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.

Retail prices of gasoline decreased during the year ended April 30, 2010. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation and our efforts to price our retail gasoline to compete in local market areas. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

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

In fiscal 2010, we purchased directly from manufacturers a majority of the food and nonfood items sold from our distribution center. It is our practice, with few exceptions, not to enter into long-term supply contracts with any of the suppliers of products sold by Casey’s General Stores. We believe the practice enables us to respond flexibly to changing market conditions.

Personnel

On April 30, 2010, we had 8,045 full-time employees and 11,389 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

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

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 3,431 USTs, 2,849 of which are fiberglass and 582 are steel, and we believe that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners. In the years ended April 30, 2010 and 2009, we spent approximately $1,083,000 and $1,128,000, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2010, approximately $13,210,000 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. At April 30, 2010, we had an accrued liability of approximately $187,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

Over the past three fiscal years, on average our gasoline revenues accounted for approximately 71% of total revenue and our gasoline gross profit accounted for approximately 23% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the absence of gasoline contracts that guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products could adversely affect consumer demand for gasoline. Volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our gasoline gallon volume, gasoline gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.

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

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2009 through April 30, 2010 we acquired 37 convenience stores. We expect to continue pursuing acquisition opportunities.

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

Our business is subject to extensive governmental laws and regulations that include but are not limited to environmental and employment laws and regulations; health care; legal restrictions on the sale of alcohol, tobacco, and lottery products; requirements related to minimum wage, working conditions, public accessibility, and citizenship. A violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

We are dependent on the continued efforts of our senior management team. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We also rely on our ability to recruit qualified store managers, supervisors, district managers, regional managers and other store personnel. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business and results of operations.

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

Iowa law and provisions in our charter documents may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.

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

On April 16, 2010, the Board of Directors adopted a Rights Plan, providing for the distribution of one right (a “Right”) for each share of common stock outstanding. Each Right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Serial Preferred Stock, no par value per share, of the Company at a price of $95.00. Each Right also entitles the holder to purchase common shares in the surviving entity at 50% of the market price. The Rights generally become exercisable at the discretion of the Board of Directors following a public announcement that 15% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent. The Rights will expire on the earlier of April 15, 2011 or redemption by the Company. Certain terms of the Rights are subject to adjustment to prevent dilution.

Other provisions of our articles of incorporation and bylaws and of Iowa law could make it more difficult for a third party to acquire us or hinder a change in management, even if doing so would be beneficial to our shareholders. For example, Section 409.1110 of the Iowa Business Corporation Act prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. Further, Section 490.1108A of the Iowa Business Corporation Act permits a board of directors, in the context of a takeover proposal, to consider not only the effect of a proposed transaction on shareholders, but also on a corporation’s employees, suppliers, customers, creditors, and on the communities in which the corporation operates. These provisions could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

We may, in the future, adopt other measures that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by our shareholders.

The unsolicited takeover attempt by Alimentation Couche-Tard Inc. (“Couche-Tard”) will likely require us to incur significant additional costs.

On March 9, 2010, the Company received an unsolicited proposal from Couche-Tard to acquire all outstanding shares of common stock of the Company at a price of $36 per share in cash. After careful consideration of the strategic, financial and legal aspects of the proposal and the nature and timing of the proposal, our Board of Directors unanimously determined that the proposal was not in the best interests of the Company and unanimously determined to reject the proposal. Couche-Tard made public its unsolicited proposal to acquire the Company on April 9, 2010. Subsequently, on June 2, 2010, Couche-Tard and its indirect wholly owned subsidiary, ACT Acquisition Sub, Inc., commenced a tender offer for all outstanding shares of common stock of the Company, together with the Rights, for $36 per share in cash. On the same date, Couche-Tard also publicly announced, and notified the Company of, its intent to nominate and solicit proxies for the election of a slate of nine directors at the 2010 annual meeting of the Company’s shareholders. Our Board of Directors thoroughly considered numerous factors regarding Couche-Tard’s tender offer and, in consultation with its legal and financial advisors and senior management of the Company, determined that Couche-Tard’s tender offer substantially undervalues the Company. Accordingly, our Board of Directors has recommended that the Company’s shareholders reject the offer and not tender their shares.

During the fourth quarter of fiscal 2010, the Company incurred $6.9 million in legal and advisory fees related to the evaluation of the unsolicited tender offer and related actions by Couche-Tard. Responding to Couche-Tard’s unsolicited tender offer and related actions is expected to result in the incurrence of additional expenses in fiscal 2011, which are expected to be material to the Company’s financial position and results of operations.

Couche-Tard’s unsolicited takeover bid is disruptive to our business and may distract our management and employees and create uncertainty that may adversely affect our business and results.

The review and consideration of the Couche-Tard tender offer and related actions by Couche-Tard, have been, and may continue to be, a significant distraction for our management and employees and have required, and may continue to require, the expenditure of significant time and resources by the Company. Couche-Tard’s tender offer and related actions have also created uncertainty for the Company’s employees, and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. Further, Couche-Tard’s tender offer and related actions may create uncertainty for the Company’s current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with the Company. In addition, if the Couche-Tard nominees are elected to our Board of Directors, the ability of management to work effectively and efficiently with our Board of Directors with respect to the day to day operations and development of the Company may be restricted, and as a result, the Company’s business may be harmed. These foregoing effects, alone or in combination, may harm the Company’s business and have a material adverse effect on the Company’s results of operations.

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

Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to these and other factors:

•	A deviation in our results from the expectations of public market analysts and investors;

•	Statements by research analysts about our common stock, company, or industry;

•	Changes in market valuations of companies in our industry and market evaluations of our industry generally;

•	Additions or departures of key personnel;

•	Actions taken by our competitors;

•	Couche-Tard’s unsolicited tender offer and speculation concerning a potential sale of the Company;

•	Sales of common stock by the Company, senior officers, or other affiliates; and

•	Other general economic, political, or market conditions, many of which are beyond our control.

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

On April 30, 2010, we also owned the land at 1,497 store locations and the buildings at 1,505 locations and leased the land at 34 locations and the buildings at 26 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 50,926,162 shares of common stock outstanding at April 30, 2010 had a market value of $2 billion, and there were 2,165 shareholders of record.

Common Stock Market Prices

Calendar 2008	High	Low	Calendar 2009	High	Low	Calendar 2010	High	Low
Q1	$29.65	$21.69	Q1	$28.06	$18.32	Q1	$32.38	$29.03
Q2	26.30	19.97	Q2	28.43	23.58
Q3	30.48	21.80	Q3	31.70	24.47
Q4	31.11	20.63	Q4	33.06	29.10

Dividends

We began paying cash dividends during fiscal 1991. The dividends paid in fiscal 2010 totaled $0.34 per share. The dividends paid in fiscal 2009 totaled $0.30 per share. On June 10, 2010, the Board of Directors declared a quarterly dividend of $0.10 payable August 16, 2010 to shareholders of record on August 2, 2010. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared during the calendar years 2008-10 were as follows:

Calendar 2008	Cash dividend declared	Calendar 2009	Cash dividend declared	Calendar 2010	Cash dividend declared
Q1	$0.065	Q1	$0.075	Q1	$0.085
Q2	0.075	Q2	0.085	Q2	0.10
Q3	0.075	Q3	0.085
Q4	0.075	Q4	0.085

	0.29		0.33

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Earnings Data

	Years ended April 30,
	2010	2009	2008	2007	2006
Total revenue	$4,637,087	$4,690,525	$4,843,259	$4,047,062	$3,522,204
Cost of goods sold	3,844,735	3,966,919	4,155,493	3,461,613	2,992,763

Gross profit	792,352	723,606	687,766	585,449	529,441

Operating expenses	526,291	504,449	476,211	414,904	367,185
Depreciation and amortization	73,546	69,451	67,893	64,320	57,521
Interest, net	10,933	10,626	9,792	11,184	8,896

Earnings from continuing operations before income taxes	181,582	139,080	133,870	95,041	95,839
Federal and state income taxes	64,620	53,390	48,979	33,150	34,288

Net earnings from continuing operations	116,962	85,690	84,891	61,891	61,551
Cumulative effect of accounting change, net of tax benefit	—	—	—	—	1,083

Net earnings	$116,962	$85,690	$84,891	$61,891	$60,468

Basic
Earnings from continuing operations	$2.30	$1.69	$1.68	$1.23	$1.22
Cumulative effect of accounting change, net of tax benefit	—	—	—	—	.02

Net earnings	$2.30	$1.69	$1.68	$1.23	$1.20

Diluted
Earnings from continuing operations	$2.29	$1.68	$1.67	$1.22	$1.21
Cumulative effect of accounting change, net of tax benefit	—	—	—	—	.02

Net earnings	$2.29	$1.68	$1.67	$1.22	$1.19

Weighted average number of common shares outstanding—basic	50,899	50,787	50,681	50,468	50,310
Weighted average number of common shares outstanding—diluted	51,053	50,917	50,859	50,668	50,610

Dividends paid per common share	$0.34	$0.30	$0.26	$0.20	$0.18

Balance Sheet Data

	As of April 30,
	2010	2009	2008	2007	2006
Current assets	$310,263	$284,727	$313,256	$240,619	$192,766
Total assets	1,388,775	1,262,695	1,219,200	1,129,271	988,899
Current liabilities	240,886	221,243	259,099	234,267	245,056
Long-term debt, net of current maturities	154,754	167,887	181,443	199,504	106,512
Shareholders’ equity	824,319	721,030	647,472	572,264	523,190

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.

Overview

The Company operates convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in nine Midwestern states, primarily Iowa, Missouri and Illinois. On April 30, 2010, there were a total of 1,531 stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of gasoline and the products offered in our stores.

Approximately 61% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 14% of all stores are located in communities with populations exceeding 20,000 persons. We operate a central warehouse, the Casey’s Distribution Center, adjacent to our Corporate Headquarters facility in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores. At April 30, 2010, the Company owned the land at 1,497 store locations and the buildings at 1,505 locations, and leased the land at 34 locations and the buildings at 26 locations.

During the fourth quarter of fiscal 2010, the Company earned $0.43 in earnings per share compared to $0.31 per share for the same quarter a year ago. The results include $6.9 million in legal and advisory fees related to the evaluation of the unsolicited offer and related actions by Alimentation Couche-Tard. Without the effect of those fees, earnings would have been approximately $0.51 for the quarter. Fiscal 2010 basic earnings per share were $2.30 versus $1.69 for the prior year. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

During the 2010 fiscal year, we acquired 37 convenience stores from other parties and completed 18 new store constructions. The Company also replaced 20 stores incorporating the new store design that includes a larger coffee and fountain offering, made-to-order sub sandwich program, and expanded cooler capacity.

The fourth quarter results reflected a 0.2% increase in same-store gasoline gallons sold, with an average margin of approximately 13.1 cents per gallon. For the fiscal year, same-store gallons were unchanged with an average margin of 13.9 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 3.1% and prepared foods and fountain increased 5.3% during the fourth quarter.

The relatively weak U.S. economy and increased unemployment have generally had an adverse impact on consumer disposable income in the Midwest. These conditions have not lowered the over-all demand for gasoline and the merchandise sold in stores, but management expects to continue facing a challenging operating environment in the coming months. For further information concerning the Company’s operating environment and certain conditions that may affect future performance, see the “Forward-looking Statements” at the end of this Item 7.

Unsolicited Takeover Attempt by Couche-Tard

On March 9, 2010, the Company received an unsolicited proposal from Couche-Tard to acquire all outstanding shares of common stock of the Company at a price of $36 per share in cash. After careful consideration of the strategic, financial and legal aspects of the proposal and the nature and timing of the proposal, the Board of Directors unanimously determined that the proposal was not in the best interests of the Company and unanimously determined to reject the proposal. Couche-Tard made public its unsolicited proposal to acquire the Company on April 9, 2010. Subsequently, on June 2, 2010, Couche-Tard and its indirect wholly owned subsidiary, ACT Acquisition Sub, Inc., commenced a tender offer for all outstanding shares of common stock of the Company, together with the Rights, for $36 per share in cash. On the same date, Couche-Tard publicly announced, and notified the Company of, its intent to nominate and solicit proxies for the election of a slate of nine directors at the 2010 annual meeting of the Company’s shareholders. The Board of Directors thoroughly considered numerous factors regarding Couche-Tard’s tender offer and, in consultation with its legal and financial advisors and senior management of the Company, determined that Couche-Tard’s tender offer substantially undervalues the Company. Accordingly, the Board of Directors has recommended that the Company’s shareholders reject the offer and not tender their shares.

Please see Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8 for a discussion of certain litigation commenced in respect of Couche-Tard’s tender offer and related actions.

Fiscal 2010 Compared with Fiscal 2009

Total revenue for fiscal 2010 decreased 1.1% to $4,637,087, primarily due to a 7.5% decrease in average gas prices. That result was partially offset by an increase in the number of gallons sold and an increase in same-store inside sales (grocery & other merchandise and prepared food & fountain). Retail gasoline sales for the fiscal year were $3,177,490, a decrease of 4.4%, and gallons sold increased 3.3% to 1,283,479. Inside sales increased 6.9% to $1,439,301, primarily due to increases in the cigarette and fountain categories and a greater number of stores in operation.

Total gross profit margin was 17.1% for fiscal 2010 compared with 15.4% for the prior year. The gas margin increased to 5.6% in fiscal 2010 from 4.8% in fiscal 2009. The grocery & other merchandise margin decreased to 33.6% in fiscal 2010 from 33.7% in fiscal 2009. The prepared food & fountain margin increased to 63.8% from 61.4% primarily due to the lower cost of cheese during fiscal 2010.

Operating expenses increased 4.3% in fiscal 2010 primarily due to a $6,862 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Alimentation Couche-Tard. The Company also received a $1,543 rebate of contractual amounts of credit card transaction fees which should have been recorded in prior periods. When you eliminate the impact of those two items, as well as the impact from the $9,100 legal settlement and $2,553 flood loss from a year ago, operating expenses would have increased 5.7% for the year. Lower retail gasoline prices resulted in lower sales, which increased the operating expense ratio to 11.3% of total revenue in fiscal 2010 from 10.8% in the prior year. Lower retail gasoline prices also helped reduce our transportation costs and credit card fees during the first half of the year.

Depreciation and amortization expense increased 5.9% to $73,546 in fiscal 2010 from $69,451 in fiscal 2009. The increase was due to capital expenditures made in fiscal 2010.

The effective tax rate decreased 280 basis points to 35.6% in fiscal 2010 from 38.4% in fiscal 2009. The decrease in the effective tax rate was primarily due to a tax benefit resulting from a change in an uncertain tax position relating to a refund of tax credits.

Net earnings increased to $116,962 in fiscal 2010 from $85,690 in fiscal 2009. The increase was due primarily to an increase in same-store sales from the prior year, an increase in the average margin on prepared food & fountain sales, and an increase in the gross profit margin per gallon on gasoline sold.

Fiscal 2009 Compared with Fiscal 2008

Total revenue for fiscal 2009 decreased 3.2% to $4,690,525, primarily due to an 8.7% decrease in gas prices. That result was partially offset by an increase in the number of gallons sold and an increase in same-store inside sales (grocery & other merchandise and prepared food & fountain). Retail gasoline sales for the fiscal year were $3,323,616, a decrease of 6.9%, and gallons sold increased 1.9% to 1,242,270. Inside sales increased 7.8% to $1,346,161.

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

Operating expenses increased 5.9% in fiscal 2009 primarily due to a $9,100 pre-tax charge related to the previously disclosed settlement of two wage and hour lawsuits and losses of $2,553 related to the five stores damaged by the significant flooding in the upper Midwest in June 2008. Without the effect of the lawsuit settlements and flood damages, operating expenses would have increased only 3.5%. Lower gasoline prices resulted in lower sales, which increased the operating expense ratio to 10.8% of total revenue in fiscal 2009 from 9.8% in the prior year. Lower gasoline prices also helped reduce our transportation costs and credit card fees during the second half of the year.

Depreciation and amortization expense increased 2.3% to $69,451 in fiscal 2009 from $67,893 in fiscal 2008. The increase was due to capital expenditures made in fiscal 2009.

The effective tax rate increased 180 basis points to 38.4% in fiscal 2009 from 36.6% in fiscal 2008. The increase in the effective tax rate was primarily due to the increase to the deferred tax liability to reflect a correction to accumulated tax over book depreciation.

Net earnings increased to $85,690 in fiscal 2009 from $84,891 in fiscal 2008. The slight increase was due primarily to an increase in same-store sales from the prior year, and an increase in the average margin on grocery & other merchandise sales.

COMPANY TOTAL REVENUE AND GROSS PROFIT

	Years ended April 30,
	2010	2009	2008
Total revenue
Gasoline	$3,177,490	$3,323,616	$3,570,228
Grocery & other merchandise	1,073,508	1,010,474	945,951
Prepared food & fountain	365,793	335,686	302,315
Other	20,296	20,749	24,765

	$4,637,087	$4,690,525	$4,843,259

Gross profit (1)
Gasoline	$178,176	$159,851	$169,308
Grocery & other merchandise	360,432	340,044	312,743
Prepared food & fountain	233,507	205,997	188,333
Other	20,237	17,714	17,382

	$792,352	$723,606	$687,766

INDIVIDUAL STORE COMPARISONS (2)

	Years ended April 30,
	2010	2009	2008
Average retail sales	$3,070	$3,228	$3,305
Average retail inside sales	958	928	856
Average gross profit on inside items	389	373	340
Average retail sales of gasoline	2,112	2,301	2,449
Average gross profit on gasoline (3)	119	108	115
Average operating income (4)	164	146	136
Average number of gallons sold	854	859	836

(1)	Gross profits represent total revenue less cost of goods sold. Gross profit is given before charge for depreciation and amortization.
(2)	Individual store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.
(3)	Retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be adversely affected by factors beyond our control, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on our earnings.
(4)	Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our matching contribution paid to the 401(k) Plan.

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

Long-lived Assets

The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets are less than their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally on a store-by-store basis. We recorded impairment charges of $100 in fiscal 2010, $1,262 in fiscal 2009, and $450 in fiscal 2008.

Self-insurance

We are primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $20,713 and $19,111 for the years ended April 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2010, the Company’s ratio of current assets to current liabilities was 1.29 to 1. The ratio at April 30, 2009 and at April 30, 2008 was 1.29 to 1 and 1.21 to 1, respectively. We believe our current $50,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operating activities increased $43,444 (25.5%) in the year ended April 30, 2010, primarily because of large increases in net earnings and accounts payable. Accounts payable increased primarily due to the higher cost per gallon of gasoline. This result was partially offset by a large increase in inventories and a decrease in accrued expenses. Cash used in investing activities in the year ended April 30, 2010 increased $28,188 (19.4%) primarily due to the increase in the store acquisitions from the prior year. Cash used in financing activities increased slightly $447 (1.3%), primarily due to an increase in dividends paid.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2010, we expended $174,921 for property and equipment, primarily for the acquisition and remodeling of stores compared with $148,164 in the prior year. In fiscal 2011, we anticipate expending between $189,000 and $243,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of stores.

As of April 30, 2010, we had long-term debt, net of current maturities, of $154,754 consisting of $100,000 in principal amount of 5.72% senior notes, series A and B; $28,572 in principal amount of 7.38% senior notes; $16,000 in principal amount of senior notes, series A through series F, with interest rates ranging from 6.18% to 7.23%; $503 of mortgage notes payable; and $9,679 of capital lease obligations.

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

The table below presents our significant contractual obligations, including interest, at April 30, 2010:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$216,404	23,443	35,110	43,353	114,498
Mortgage notes	10,693	10,177	516	—	—
Capital lease obligations	18,885	1,194	2,344	1,925	13,422
Operating lease obligations	1,352	325	704	322	1
Unrecognized tax benefits	5,482	—	—	—	—
Deferred compensation	12,788	—	—	—	—

Total	$265,604	35,139	38,674	45,600	127,921

Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the “Payments due by period” section of the table.

At April 30, 2010, the Company had a total of $5,482 in gross unrecognized tax benefits. Of this amount, $3,572 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries. The total amount of accrued interest and penalties for such unrecognized tax benefits was $250 as of April 30, 2010. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2006 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of April 30, 2010, the Company did not have any ongoing federal income tax examinations. One state has an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by approximately $1,172 within the next 12 months due to the finalization of a state tax examination.

Included in long-term liabilities on our consolidated balance sheet at April 30, 2010, was a $12,788 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the “Payments due by period” section of the table. However, certain payments will be due during the next 5 years.

At April 30, 2010, we were partially self-insured for workers’ compensation claims in all nine states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $11,000 and $10,000, respectively, were issued and outstanding at April 30, 2010 and 2009, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

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

Competition

Our business is highly competitive and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in stores. Many of the food (including prepared foods) and nonfood items similar or identical to those we sell are generally available from a variety of competitors in the communities served by our stores, and we compete with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants, and fast-food outlets (with respect to the sale of prepared foods). Sales of nongasoline items (particularly prepared food items) have contributed substantially to our gross profit on retail sales in recent years. Gasoline sales are intensely competitive. We compete for gasoline sales with both independent and national brand gasoline stations, other convenience store chains, and several nontraditional gasoline retailers such as supermarkets in specific markets. Some of these other gasoline retailers may have access to more favorable arrangements for gasoline supply than do we or the firms that supply our stores. Some of our competitors have greater financial, marketing, and other resources than we have and therefore may be able to respond better to changes in the economy and new opportunities within the industry.

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

Unsolicited Takeover Attempt by Couche-Tard

During the fourth quarter of fiscal 2010, the Company incurred $6.9 million in legal and advisory fees related to the evaluation of the unsolicited tender offer and related actions by Couche-Tard. Couche-Tard’s unsolicited takeover attempt will likely require the Company to incur significant additional costs. In addition, Couche-Tard’s unsolicited takeover bid is disruptive to our business and may distract our management and employees and create uncertainty that may adversely affect our business and results. Further, the unsolicited tender offer commenced by Couche-Tard may harm the Company’s relationships with its customers, employees and suppliers. These factors as well as other risks resulting from Couche-Tard’s actions in connection with its unsolicited tender offer may cause actual results to differ materially from those in the forward-looking statements. There can be no assurance whether a transaction will occur with Couche-Tard or any other party, or at what price.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2010 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of those derivative instruments. No such derivative instruments were used during fiscal year 2010, 2009, or 2008. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 28, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa

June 28, 2010

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited Casey’s General Stores, Inc. and subsidiaries (the Company) internal control over financial reporting, as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under the accompanying Item 9A (Controls and Procedures). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Casey’s General Stores, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2010, and our report dated June 28, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa

June 28, 2010

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$151,676	$145,695
Receivables
Trade	12,111	7,888
Other	—	3,000
Inventories	124,951	106,528
Prepaid expenses	1,307	1,394
Deferred income taxes	9,417	11,895
Income taxes receivable	10,801	8,327

Total current assets	310,263	284,727

Property and equipment, at cost
Land	297,833	273,406
Buildings and leasehold improvements	621,882	568,366
Machinery and equipment	784,341	711,090
Leasehold interest in property and equipment	13,849	17,924

	1,717,905	1,570,786
Less accumulated depreciation and amortization	706,994	652,376

Net property and equipment	1,010,911	918,410

Other assets, net of amortization	10,054	8,582
Goodwill	57,547	50,976

Total assets	$1,388,775	$1,262,695

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$24,577	$28,442
Accounts payable	145,334	115,436
Accrued expenses
Wages and related taxes	11,981	23,155
Property taxes	15,267	14,156
Insurance	20,713	19,111
Other	23,014	20,943

Total current liabilities	240,886	221,243

Long-term debt, net of current maturities	154,754	167,887
Deferred income taxes	141,229	125,536
Deferred compensation	12,788	11,085
Other long-term liabilities	14,799	15,914

Total liabilities	564,456	541,665

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 50,926,162 and 50,842,712 shares issued and outstanding at April 30, 2010 and 2009, respectively	64,439	60,804
Retained earnings	759,880	660,226

Total shareholders’ equity	824,319	721,030

Total liabilities and shareholders’ equity	$1,388,775	$1,262,695

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Years ended April 30,
	2010	2009	2008
Total revenue	$4,637,087	$4,690,525	$4,843,259
Cost of goods sold (exclusive of depreciation, shown separately below)	3,844,735	3,966,919	4,155,493

Gross profit	792,352	723,606	687,766
Operating expenses	526,291	504,449	476,211
Depreciation and amortization	73,546	69,451	67,893
Interest, net	10,933	10,626	9,792

Earnings before income taxes	181,582	139,080	133,870
Federal and state income taxes	64,620	53,390	48,979

Net earnings	$116,962	$85,690	$84,891

Earnings per common share
Basic	$2.30	$1.69	$1.68

Diluted	$2.29	$1.68	$1.67

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common stock	Retained earnings	Total
Balance at April 30, 2007	$53,547	$518,717	$572,264
Net earnings	—	84,891	84,891
Payment of dividends (26 cents per share)	—	(13,180)	(13,180)
Proceeds from exercise of stock options (156,950 shares)	2,104	—	2,104
Tax benefits related to nonqualified stock options	607	—	607
Stock based compensation	1,432	—	1,432
Remeasurement of income taxes upon adoption of FIN 48	—	(646)	(646)

Balance at April 30, 2008	$57,690	$589,782	$647,472
Net earnings	—	85,690	85,690
Payment of dividends (30 cents per share)	—	(15,246)	(15,246)
Proceeds from exercise of stock options (93,550 shares)	1,346	—	1,346
Tax benefits related to nonqualified stock options	512	—	512
Stock based compensation	1,256	—	1,256

Balance at April 30, 2009	$60,804	$660,226	$721,030
Net earnings	—	116,962	116,962
Payment of dividends (34 cents per share)	—	(17,308)	(17,308)
Proceeds from exercise of stock options (83,450 shares)	1,239	—	1,239
Tax benefits related to nonqualified stock options	365	—	365
Stock based compensation	2,031	—	2,031

Balance at April 30, 2010	$64,439	$759,880	$824,319

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2010	2009	2008
Cash flows from operating activities
Net earnings	$116,962	$85,690	$84,891
Adjustments to reconcile net earnings to net cash provided by operations
Depreciation and amortization	73,546	69,451	67,893
Other amortization (accretion)	203	(192)	271
Stock-based compensation	2,031	1,256	1,432
Loss on sale of property and equipment	456	4,063	2,907
Deferred income taxes	18,171	16,080	235
Excess tax benefits related to stock option exercises	(365)	(512)	(607)
Changes in assets and liabilities
Receivables	(1,223)	5,774	(3,230)
Inventories	(15,886)	18,794	(14,405)
Prepaid expenses	87	25	(2,132)
Accounts payable	29,898	(47,907)	28,968
Accrued expenses	(6,567)	15,931	8,972
Income taxes receivable	(3,649)	1,005	1,146
Other, net	404	1,166	1,081

Net cash provided by operating activities	214,068	170,624	177,422
Cash flows from investing activities
Purchase of property and equipment	(129,233)	(136,351)	(82,498)
Payments for acquisition of businesses	(45,688)	(11,813)	(8,858)
Proceeds from sales of property and equipment	1,769	3,200	3,223

Net cash used in investing activities	(173,152)	(144,964)	(88,133)
Cash flows from financing activities
Payments of long-term debt	(19,231)	(21,100)	(31,364)
Proceeds from exercise of stock options	1,239	1,346	2,104
Payments of cash dividends	(17,308)	(15,246)	(13,180)
Excess tax benefits related to stock option exercises	365	512	607

Net cash used in financing activities	(34,935)	(34,488)	(41,833)

Net increase (decrease) in cash and cash equivalents	5,981	(8,828)	47,456
Cash and cash equivalents at beginning of year	145,695	154,523	107,067

Cash and cash equivalents at end of year	$151,676	$145,695	$154,523

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for
Interest, net of amount capitalized	$11,677	$13,142	$15,354
Income taxes	48,825	34,229	47,710
Noncash investing and financing activities
Property and equipment acquired through notes payable and capitalized lease obligations	2,234	1,603	120

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,531 convenience stores in nine Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2010 were distributed as follows: 69% gasoline, 23% grocery & other merchandise, and 8% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

Inventories Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory (excluding cigarettes, beer, beverages, and prepared foods, which are stated at cost) is determined by the retail inventory method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. Below is a summary of the inventory values at April 30, 2010 and 2009:

	Fiscal 2010	Fiscal 2009
Gasoline	54,439	37,377
Merchandise	102,344	98,988
Merchandise LIFO reserve	(31,832)	(29,837)

Total inventory	124,951	106,528

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

Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually in the fourth quarter using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2010, there was $57,547 of goodwill, and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

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

The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value is less than estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value which are considered Level 3 inputs. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $100 in fiscal 2010, $1,262 in fiscal 2009, and $450 in fiscal 2008. Impairment charges are a component of operating expenses.

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

Excise taxes Excise taxes approximating $454,000, $439,000, and $414,000 collected from customers on retail gasoline sales are included in net sales for fiscal 2010, 2009, and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

Asset retirement obligations The Company recognizes the estimated future cost to remove underground storage tanks over the estimated useful life of the storage tank. The Company records a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. The Company amortizes the amount added to other assets and recognizes accretion expense in connection with the discounted liability over the remaining life of the tank. The estimates of the anticipated future costs for removal of an underground storage tank are based on our prior experience with removal. The cost estimates are compared to the actual removal cost experienced on an annual basis, and when the actual costs exceed our original estimates, an additional liability for estimated future costs to remove the underground storage tanks will be recognized. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained. There were no material changes in our asset retirement obligation estimates during fiscal 2010. The recorded asset for asset retirement obligations was $6,431 and $6,210 at April 30, 2010 and 2009, respectively, and is recorded in other assets, net of amortization. The discounted liability was $9,067 and $8,642 at April 30, 2010 and 2009, respectively, and is recorded in other long-term liabilities.

Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Derivative instruments The Company occasionally has used derivative instruments such as options and futures to hedge against the volatility of gasoline cost, under which the Company was at risk for possible changes in the market value for these derivative instruments. There were no such options or futures contracts during the years ended April 30, 2010, 2009, or 2008.

Stock-based compensation Stock based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award.

Recent accounting pronouncements Effective May 1, 2009, we adopted new guidance regarding business combinations. We established requirements for the recognition and measurement of identifiable assets acquired, liabilities assumed, noncontrolling interest of the acquiree, goodwill acquired, and gain from bargain purchase. This was applied prospectively to business combinations for which the acquisition date was after May 1, 2009.

Subsequent events Events that have occurred subsequent to April 30, 2010 have been evaluated through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission.

Reclassifications Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation, primarily related to discontinued operations and cash flows related to acquisitions. These changes were not considered material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

2. BUSINESS ACQUISITIONS

During the year ended April 30, 2010, the Company acquired 37 stores through a variety of single store and multi-store transactions with several unrelated third parties. The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,537
Property and equipment	36,552

Total assets	39,089

Liabilities assumed:
Accrued expenses	177

Total liabilities	177

Net tangible assets acquired, net of cash	38,912
Goodwill	6,651
Non-compete agreements	125

Total consideration paid, net of cash acquired	$45,688

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2010	2009
Total revenues	$4,750,366	4,810,347
Net earnings	$119,379	88,002
Earnings per share
Basic	$2.35	1.73
Diluted	$2.34	1.73

During fiscal 2009, there were several individually immaterial business acquisitions that resulted in increases of goodwill of $2,668.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $161,000 and $173,000, respectively, at April 30, 2010 and 2009. The Company has a $50,000 line of credit with no balance owed at April 30, 2010 and 2009.

Interest expense is net of interest income of $300, $2,107, and $5,125 for the years ended April 30, 2010, 2009, and 2008, respectively. Interest expense in the amount of $431, $367, and $182 was capitalized during the years ended April 30, 2010, 2009, and 2008, respectively.

The next table delineates the Company’s long-term debt at carrying value.

	As of April 30,
	2010	2009
Capitalized lease obligations discounted at 4.75% to 7.09% due in various monthly installments through 2048 (Note 7)	$10,274	8,758
Mortgage notes payable due in various installments through 2012 with interest at 6%	10,628	16,714
7.38% senior notes due in 21 semi-annual installments beginning in December 2010	30,000	30,000
Senior notes due in various installments from 2004 through 2019 with interest at 6.18% to 7.23%	17,000	18,000
7.89% senior notes due in 7 annual installments beginning in May 2004	11,429	22,857
5.72% senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	100,000	100,000

	179,331	196,329
Less current maturities	24,577	28,442

	$154,754	167,887

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

Various debt agreements contain certain operating and financial covenants. At April 30, 2010, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2010 and thereafter:

Years ended April 30,
2011	$24,577
2012	4,976
2013	14,513
2014	27,532
2015	3,207
Thereafter	104,526

$179,331

4. PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock. Dividends paid totaled $0.34, $0.30, and $0.26 per share for the years ended April 30, 2010, 2009, and 2008, respectively.

Preferred share purchase rights On April 16, 2010, the Board of Directors adopted a Rights Plan, providing for the distribution of one right for each share of common stock outstanding. Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Serial Preferred Stock, no par value per share, of the Company at a price of $95.00. Each right also entitles the holder to purchase common shares in the surviving entity at 50% of the market price. The rights generally become exercisable at the discretion of the Board of Directors following a public announcement that 15% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent. The rights will expire on the earlier of April 15, 2011 or redemption by the Company. Certain terms of the rights are subject to adjustment to prevent dilution. Further description and terms of the rights are set forth in the Rights Agreement between the Company and Computershare Trust Company, N.A., which serves as Rights Agent.

Stock option plans The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). All 5,000,000 shares allowed to be issued under the Plan were available for grant at April 30, 2010. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. Additional information regarding the Plan is provided in the Company’s 2010 Proxy Statement. Under the Company’s Prior Plans, options could have been granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 5,260,000 shares of common stock. At April 30, 2010, options for 959,550 shares (which expire between 2011 and 2019) were outstanding. All stock option shares issued are previously unissued authorized shares. Additional information is provided in the Company’s 2010 proxy statement.

On July 5, 2005, stock options totaling 234,000 shares were granted to certain officers and key employees. These awards will vest on July 5, 2010, and compensation expense is being recognized ratably over the vesting period.

On June 25, 2007, stock options totaling 246,000 shares were granted to certain officers and key employees. These awards vested on June 25, 2010, and compensation expense was recognized ratably over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

On June 23, 2009, stock options totaling 361,000 shares were granted to certain officers and key employees. These awards will vest on June 23, 2012, and compensation expense is being recognized ratably over the vesting period.

The 2000 Stock Option Plan allowed the grant of options with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expired ten years after the date of grant. Vesting was generally over a three to five-year service period. The Non-employee Directors’ Stock Option Plan allowed the grant of options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the twelve months preceding the award of the option. The term of such options was ten years from the date of grant, and each option is exercisable immediately upon grant. The aggregate number of shares of Common Stock that could have been granted pursuant to the Director Stock Plan was 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits, or other relevant capitalization changes. On May 1, 2009, stock options totaling 16,000 shares were granted to the members of the Board of Directors.

The following table shows the stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price
Balance at April 30, 2007	729,500	$16.10
Granted	260,000	26.77
Exercised	(156,950)	13.40
Forfeited	(49,000)	23.16

Balance at April 30, 2008	783,550	$19.74
Granted	12,000	26.51
Exercised	(93,550)	14.39
Forfeited	(24,000)	23.80

Balance at April 30, 2009	678,000	$20.45
Granted	377,000	25.27
Exercised	(83,450)	14.85
Forfeited	(12,000)	24.41

Balance at April 30, 2010	959,550	$22.78

At April 30, 2010, all outstanding options had an aggregate intrinsic value of $15,206 and a weighted average remaining contractual life of 6.8 years. The vested options totaled 202,550 shares with a weighted average exercise price of $16.16 per share and a weighted average remaining contractual life of 3.8 years. The aggregate intrinsic value for the vested options as of April 30, 2010 was $4,552. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2010 was $1,137, and the total fair value of shares vested during the year ended April 30, 2010 was $164.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

The fair value of the 2009 stock options granted were estimated utilizing the Black Scholes valuation model. The grant date fair value for the May 1, 2009 and the June 23, 2009 options were $10.24 and $8.65, respectively. The significant assumptions include:

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

Total compensation costs recorded for the years ended April 30, 2010, 2009 and 2008 were $2,031, $1,256, and $1,432, respectively, for the stock option awards. As of April 30, 2010, there was $2,299 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options that are expected to be recognized ratably through 2013.

At April 30, 2010, the range of exercise prices was $11.20–$26.92 and the weighted average remaining contractual life of outstanding options was 6.8 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2010 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
$ 11.20 – 13.07	41,250	$11.82	1.2
14.08 – 17.64	117,300	14.35	3.2
20.68 – 26.92	801,000	24.58	7.6

	959,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

5. EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2010	2009	2008
Basic
Net earnings	$116,962	$85,690	$84,891

Weighted average shares outstanding—basic	50,899,370	50,787,309	50,681,011

Basic earnings per common share	$2.30	$1.69	$1.68

Diluted
Net earnings	$116,962	$85,690	$84,891

Weighted-average shares outstanding—basic	50,899,370	50,787,309	50,681,011
Plus effect of stock options	153,803	130,170	177,746

Weighted-average shares outstanding—diluted	51,053,173	50,917,479	50,858,757

Diluted earnings per common share	$2.29	$1.68	$1.67

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 356,000 for fiscal 2010 and 224,500 for fiscal 2009 and fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

6. INCOME TAXES

Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2010	2009	2008
Current tax expense
Federal	$41,632	$31,771	$43,456
State	4,794	5,475	6,698

	46,426	37,246	50,154
Deferred tax expense	18,194	16,144	(1,175)

Total income tax provision	$64,620	$53,390	$48,979

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2010	2009	2008
Deferred tax assets
Accrued liabilities	$9,417	$11,895	$8,398
Deferred compensation	4,941	4,329	4,180
Other	3,759	2,849	2,420

Total gross deferred tax assets	18,117	19,073	14,998

Deferred tax liabilities
Excess of tax over book depreciation	(145,433)	(129,541)	(110,452)
Other	(4,496)	(3,173)	(2,107)

Total gross deferred tax liabilities	(149,929)	(132,714)	(112,559)

Net deferred tax liability	$(131,812)	$(113,641)	$(97,561)

At April 30, 2010, the Company has net operating loss carryforwards for state income tax purposes of approximately $23,494, which are available to offset future taxable income. These net operating losses expire during the years 2016 through 2019.

There was no valuation allowance for deferred tax assets as of April 30, 2010 and 2009. There was no net change in the valuation allowance for the years ended April 30, 2010 and 2009. There was a decrease in the valuation allowance of $186 for the year ended April 30, 2008. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. A valuation allowance was established for a portion of the amount of net operating loss carryovers—state taxes as of April 30, 2007 due to the uncertainty of future recoverability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2010	2009	2008
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(0.8)	(1.1)	(1.0)
State income taxes, net of federal tax benefit	2.1	2.9	2.8
Other	(0.7)	1.6	(0.2)

	35.6%	38.4%	36.6%

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $5,482 and $6,621 in gross unrecognized tax benefits at April 30, 2010 and 2009, respectively. Of this amount, $3,572 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were a net decrease of $1,139 during the twelve months ended April 30, 2010 due primarily to the expiration of certain statute of limitations offset by a lesser increase associated with state income tax filing positions. This had the effect of decreasing the effective state tax rate during the fiscal year ending April 30, 2010. These unrecognized tax benefits relate to risks associated with state income tax filing positions and federal tax credits claimed for the Company’s subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 30, 2009	$6,621
Additions based on tax positions related to current year	1,430
Additions for tax positions of prior years	184
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(2,753)
Settlements	—
Balance at April 30, 2010	$5,482

The total net amount of accrued interest and penalties for such unrecognized tax benefits was $650 at April 30, 2009 and is included in income taxes payable. Interest and penalties related to unrecognized tax benefits are classified as income tax expense in our consolidated statements of earnings and was $250 for the year ended April 30, 2010. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2010 was a decrease in tax expense of $400 and additional tax expense of $103 for the year ended April 30, 2009. At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,172 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2006 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

7. LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2010	2009
Real estate	$11,244	$14,287
Equipment	2,605	3,637

	13,849	17,924
Less accumulated amortization	4,552	10,047

	$9,297	$7,877

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2010:

Years ended April 30,	Capital leases	Operating leases
2011	$1,194	$325
2012	1,194	423
2013	1,149	281
2014	1,145	249
2015	780	73
Thereafter	13,423	1

Total minimum lease payments	18,885	$1,352

Less amount representing interest	8,611

Present value of net minimum lease payments	$10,274

The total rent expense under operating leases was $438 in 2010, $596 in 2009, and $688 in 2008.

8. BENEFIT PLANS

401(k) plan The Company provides employees with a defined contribution 401(k) plan (Plan). The Plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Expense for the Plan was $2,964, $2,819, and $2,682 for the years ended April 30, 2010, 2009, and 2008, respectively.

On April 30, 2010, the Company had 8,045 full-time employees and 11,389 part-time employees; 3,260 were active participants in the Plan. As of that same date, 1,650,595 shares of common stock were held by the trustee of the Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the Plan are treated as outstanding in the computation of earnings per common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 2 of its executive officers, 1 of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2010 and 2009, respectively, were $6,955 and $6,991. The discount rates used were 5.8% and 6.3%, respectively, at April 30, 2010 and 2009. The Company expects to pay $650 per year for each of the next five years. There was no expense incurred in fiscal 2010. The amounts expensed in fiscal 2009 and 2008 were $488 and $573, respectively.

9. COMMITMENTS

The Company has entered into various financial and legal advisory agreements with third party specialists to assist the Company and its Board of Directors in connection with its review of the unsolicited offer by Alimentation Couche-Tard Inc. (“Couche-Tard”) to purchase all of the outstanding shares of common stock of the Company and other related matters. The Company has incurred related expenses of approximately $6,900 at April 30, 2010 pursuant to the agreements which is included in operating expenses in the accompanying statement of earnings and $6,400 is included in accrued liabilities in the accompanying balance sheet. The Company expects to incur additional expenses in fiscal 2011, which are expected to be material to the Company’s financial position and results of operations, as it continues to review these matters and takes action in response, or if certain events or transactions occur.

The Company also has entered into an employment agreement with its chief executive officer. The agreement provides that the officer will receive aggregate base compensation of not less than $660 per year exclusive of bonuses. The agreement also provides for certain payments in the case of death or disability of the officer. The Company also has entered into employment agreements with 12 other key employees, providing for certain payments in the event of termination following a change of control of the Company.

10. CONTINGENCIES

Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2010 and 2009 of approximately $187 and $250, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

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

These actions are among a total of 45 similar lawsuits that have been filed since November 2006 in 27 jurisdictions, including 25 states, Guam, and the District of Columbia, against a wide range of defendants that produce, refine, distribute, and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides were substantially completed during the ensuing months, and the plaintiffs filed motions for class certification in each of the pending lawsuits.

In a Memorandum and Order entered on May 28, 2010, the Court ruled on the Plaintiffs’ Motion for Class Certification in two cases originally filed in the U.S. District Court for the District of Kansas, American Fiber & Cabling, LLC v. BP West Coast Products, LLC, et.al, Case No. 07-2053, and Wilson v. Ampride, Inc., et. al, Case No. 06-2582, in which the Company is a named Defendant. The Court determined that it could not certify a class as to claims against the Company in the American Fiber & Cabling case, having decided that the named Plaintiff had no standing to assert such claims. However, in the Wilson case the Court certified a class as to the liability and injunctive aspects of the Plaintiff’s claims for unjust enrichment and violation of the Kansas Consumer Protection Act (KCPA) against the Company and several other Defendants. With respect to claims for unjust enrichment, the class certified consists of all individuals and entities (except employees or affiliates of the Defendants) that, at any time between January 1, 2001 and the present, purchased motor fuel at retail at a temperature greater than 60 degrees Fahrenheit, in the state of Kansas, from a gas station owned, operated, or controlled by one or more of the Defendants. As to claims for violation of the KCPA, the class certified is limited to all individuals, sole proprietors and family partnerships (excluding employees or affiliates of Defendants) that made such purchases.

The Court also ordered the parties to show cause in writing why the Wilson case and the American Fiber & Cabling case should not be consolidated for all purposes. The matter is now under consideration by the court. No trial date has been set. Management does not believe the Company is liable to the Plaintiffs for the conduct complained of, and intends to contest the matter vigorously.

The Company and members of its Board of Directors are defendants in an action brought in the Iowa District Court for Polk County (Mercier v. Casey’s General Stores, Inc., et al.) on April 28, 2010. The suit is filed as a purported class action on behalf of all holders of Common Stock and is brought in connection with the proposed acquisition of Casey’s by Couche-Tard for $36 per share. Plaintiff alleges that the individual defendants breached their fiduciary duties through their refusal to properly consider and negotiate with Couche-Tard. Among other things, plaintiff seeks an order maintaining the action as a class action and certifying plaintiff as class representative and plaintiff’s counsel as class counsel, an order requiring the individual defendants to place the Company up for auction and/or to conduct a market check, and requiring defendants to make full and fair disclosure of all material facts to the class before the completion of any such acquisition; a declaration that the individual defendants have breached their fiduciary duties to plaintiff and the class; and an award of fees, expenses and costs. The Company believes the claims are without merit and intends to defend against them vigorously.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

In a separate action filed on June 11, 2010 in the United States District Court of the Southern District of Iowa (Casey’s General Stores, Inc. v. Alimentation Couche-Tard, Inc.), the Company has brought suit against Couche-Tard alleging that Couche-Tard violated federal securities laws in a market manipulation scheme in an attempt to acquire all outstanding shares of Casey’s stock at an artificially deflated price in connection with Couche-Tard’s unsolicited tender offer to purchase all of Casey’s outstanding shares of $36 per share. On June 18, 2010, Couche-Tard filed its answer and affirmative defenses to the complaint, and also asserted various counterclaims against Casey’s and its Board of Directors. Couche-Tard asserts claims for breaches of the Board’s fiduciary duties in connection with Couche-Tard’s unsolicited offer; claims seeking declaratory judgment that certain provisions of the Iowa Business Corporation Act are unconstitutional or preempted by federal law; and claims that Casey’s violated Section 14(e) of the Securities Exchange Act of 1934 for allegedly making untrue and misleading statements in Casey’s Schedule 14D-9 filing. Couche-Tard seeks, among other things, an order requiring the Board to redeem the rights that would be issued under the Shareholder Rights Plan or amend the agreement in respect of those rights so as to make it inapplicable to the tender offer and to grant approval of Couche-Tard’s proposed acquisition under Iowa’s Business Combination statute, and an injunction preventing the Board (or anyone working with the directors) from taking any steps to impede the ability of Casey’s shareholders to accept the tender offer or otherwise impede Couche-Tard’s proposed acquisition. The Company believes the counterclaims are without merit and intends to defend against them vigorously.

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

Other At April 30, 2010, the Company was partially self-insured for workers’ compensation claims in all nine states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $11,000 and $10,000 respectively, were issued and outstanding at April 30, 2010 and 2009, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2010 and 2009, the Company had $20,713 and $19,111, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts)

11. QUARTERLY FINANCIAL DATA (Dollars in thousands) (Unaudited)

	Year ended April 30, 2010
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Gasoline	$790,629	779,120	780,793	826,948	3,177,490
Grocery & other merchandise	297,395	276,135	242,544	257,434	1,073,508
Prepared food & fountain	95,177	94,860	86,004	89,752	365,793
Other	4,739	4,849	5,036	5,672	20,296

	$1,187,940	1,154,964	1,114,377	1,179,806	4,637,087
Gross profit*
Gasoline	$52,726	46,146	38,304	41,000	178,176
Grocery & other merchandise	101,980	94,121	79,255	85,076	360,432
Prepared food & fountain	60,697	61,261	54,018	57,531	233,507
Other	4,722	4,836	5,023	5,656	20,237

	$220,125	206,364	176,600	189,263	792,352

Net earnings	$44,193	33,592	17,242	21,935	116,962

Earnings per common share
Basic	$0.87	0.66	0.34	0.43	2.30

Diluted	$0.87	0.66	0.34	0.43	2.29

	Year ended April 30, 2009
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Gasoline	$1,201,173	1,031,893	532,213	558,337	3,323,616
Grocery & other merchandise	274,347	265,347	231,432	239,348	1,010,474
Prepared food & fountain	85,631	87,908	81,070	81,077	335,686
Other	6,147	5,363	4,559	4,680	20,749

	$1,567,298	1,390,511	849,274	883,442	4,690,525
Gross profit*
Gasoline	$49,635	43,505	30,582	36,129	159,851
Grocery & other merchandise	93,346	89,874	76,173	80,651	340,044
Prepared food & fountain	51,831	53,223	50,088	50,855	205,997
Other	4,354	4,464	4,323	4,573	17,714

	$199,166	191,066	161,166	172,208	723,606

Net earnings	$28,785	27,329	14,021	15,555	85,690

Earnings per common share
Basic	$0.57	0.54	0.28	0.31	1.69

Diluted	$0.57	0.54	0.28	0.31	1.68

*	Gross profit is given before charge for depreciation and amortization.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2010.

KPMG, LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report appears on page 28.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2010 and to be used in connection with the Company’s 2010 Annual Meeting of Shareholders are hereby incorporated by reference.

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

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2010 and to be used in connection with the Company’s 2010 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2010 and to be used in connection with the Company’s 2010 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2010 and to be used in connection with the Company’s 2010 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2010 and to be used in connection with the Company’s 2010 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

(1)	The following financial statements are included herewith:

Consolidated Balance Sheets, April 30, 2010 and 2009

Consolidated Statements of Earnings, Three Years Ended April 30, 2010

Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2010

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2010

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits

3.1

Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010)

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009)

4.2

Rights Agreement between Casey’s General Stores, Inc. and Computershare Trust Company, N.A., relating to Series A Serial Preferred Stock Purchase Rights (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010)

4.4

Note Agreement dated as of December 1, 1995 between Casey’s General Stores, Inc. and Principal Mutual Life Insurance Company (incorporated by reference from the Current Report on Form 8-K filed January 11, 1996)

4.6

Note Agreement dated as of April 15, 1999 among the Company and Principal Life Insurance Company and other purchasers of $50,000,000 Senior Notes, Series A through Series F (incorporated by reference from the Current Report on Form 8-K filed May 10, 1999)

4.8

Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of $100,000,000 in principal amount of 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006)

10.21(a)*

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

10.28(a)	Promissory Note delivered to UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed October 4, 2005)

10.29(a)	Form of “change of control” Employment Agreement (incorporated by reference from the Current Report on Form 8-K filed June 2, 2010)

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

10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)

10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006 (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2007)

10.39*	Employment Agreement with Robert J. Myers (incorporated by reference from the Current Report on Form 8-K filed April 21, 2010)

10.40*	Severance Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed January 17, 2008)

10.41*

Casey’s General Stores, Inc. 2009 Stock Incentive Plan (incorporated by reference from the Current Report on Form 8-K filed September 23, 2009) and related form of Restricted Stock Units Agreement (Non-employee Directors)

21(a)	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC.
(Registrant)

Date: June 28, 2010	By	/s/ ROBERT J. MYERS
Robert J. Myers, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 28, 2010	By	/s/ WILLIAM J. WALLJASPER
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2010	By	/s/ ROBERT J. MYERS
Robert J. Myers
President and Chief Executive Officer, Director

Date: June 28, 2010	By	/s/ KENNETH H. HAYNIE
Kenneth H. Haynie
Director

Date: June 28, 2010	By	/s/ JOHNNY DANOS
Johnny Danos
Director

Date: June 28, 2010	By	/s/ WILLIAM C. KIMBALL
William C. Kimball
Director

Date: June 28, 2010	By	/s/ DIANE C. BRIDGEWATER
Diane C. Bridgewater
Director

Date: June 28, 2010	By	/s/ JEFFREY M. LAMBERTI
Jeffrey M. Lamberti
Director

Date: June 28, 2010	By	/s/ RICHARD WILKEY
Richard Wilkey
Director

Date: June 28, 2010	By	/s/ H. LYNN HORAK
H. Lynn Horak
Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

10.41	Form of Restricted Stock Units Agreement (Non-employee Directors)

21(a)	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002