Form 10-Q
period 2010-07-31
CASEYS GENERAL STORES INC
filed 2010-09-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2010

Commission File Number 0-34700

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

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2010
Common stock, no par value per share	37,848,026 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2010	April 30, 2010
ASSETS

Current assets:
Cash and cash equivalents	$198,099	151,676
Receivables	13,033	12,111
Inventories	123,274	124,951
Prepaid expenses	2,433	1,307
Deferred income taxes	10,197	9,417
Income tax receivable	—	10,801

Total current assets	347,036	310,263

Other assets, net of amortization	11,271	10,054

Goodwill	57,627	57,547
Property and equipment, net of accumulated depreciation of $726,096 at July 31, 2010 and of $706,994 at April 30, 2010	1,030,517	1,010,911

Total assets	$1,446,451	1,388,775

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2010	April 30, 2010
Current liabilities:
Current maturities of long-term debt	$55,519	24,577
Accounts payable	164,065	145,334
Accrued expenses	77,717	70,975
Income taxes payable	11,460	—

Total current liabilities	308,761	240,886

Long-term debt, net of current maturities	109,853	154,754

Deferred income taxes	140,953	141,229

Deferred compensation	12,957	12,788

Other long-term liabilities	15,467	14,799

Total liabilities	587,991	564,456

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	66,391	64,439
Retained earnings	792,069	759,880

Total shareholders’ equity	858,460	824,319

	$1,446,451	1,388,775

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended July 31,
	2010	2009
Total revenue	$1,362,027	1,187,940
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,128,056	967,815

Gross profit	233,971	220,125

Operating expenses	152,386	132,358
Depreciation and amortization	19,563	17,951
Interest, net	2,527	2,704

Earnings before income taxes	59,495	67,112
Federal and state income taxes	22,209	22,919

Net earnings	$37,286	44,193

Earnings per common share

Basic	$.73	.87

Diluted	$.73	.87

Basic weighted average shares outstanding	50,946,829	50,863,579
Plus effect of stock options	282,287	132,723

Diluted weighted average shares outstanding	51,229,116	50,996,302

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2010	2009
Cash flows from operations:
Net earnings	$37,286	44,193
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	19,563	17,951
Other amortization	292	238
Stock based compensation	810	504
Loss on sale and disposal of property and equipment	112	8
Deferred income taxes	(1,056)	7,644
Excess tax benefits related to stock option exercises	(154)	(78)
Changes in assets and liabilities:
Receivables	(922)	1,156
Inventories	1,699	(9,103)
Prepaid expenses	(1,126)	(700)
Accounts payable	18,731	10,318
Accrued expenses	6,735	(12,435)
Income taxes	22,764	14,764
Other, net	(1,037)	16

Net cash provided by operations	103,697	74,476

Cash flows from investing:
Purchase of property and equipment	(39,352)	(30,771)
Payments for acquisition of stores, net of cash acquired	(295)	(636)
Proceeds from sale of property and equipment	287	171

Net cash used in investing activities	(39,360)	(31,236)

Cash flows from financing:
Payments of long-term debt	(13,959)	(14,433)
Proceeds from exercise of stock options	988	525
Payments of cash dividends	(5,097)	(4,325)
Excess tax benefits related to stock option exercises	154	78

Net cash used in financing activities	(17,914)	(18,155)

Net increase in cash and cash equivalents	46,423	25,085
Cash and cash equivalents at beginning of the period	151,676	145,695

Cash and cash equivalents at end of the period	$198,099	170,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
	Three Months Ended July 31,
	2010	2009
Cash paid during the period for:
Interest, net of amount capitalized	$1,847	2,299
Income taxes	283	178

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2010 and April 30, 2010, and the results of operations for the three months ended July 31, 2010 and 2009, and cash flows for the three months ended July 31, 2010 and 2009.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	On March 9, 2010, the Company received an unsolicited proposal from Alimentation Couche-Tard Inc. (“Couche-Tard”) to acquire all outstanding shares of common stock of the Company (“Common Stock”), at a price of $36.00 per share in cash. After careful consideration of the strategic, financial and legal aspects of the proposal and the nature and timing of the proposal in consultation with its legal and financial advisors and senior management of the Company, the Company’s Board of Directors (the “Board”) unanimously determined that the proposal was not in the best interests of the Company, its shareholders and its other constituencies and unanimously determined to reject the proposal. Couche-Tard made public its unsolicited proposal to acquire the Company on April 9, 2010. Subsequently, on June 2, 2010, Couche-Tard and its indirect wholly owned subsidiary, ACT Acquisition Sub, Inc. (“Couche-Tard Sub”), commenced a tender offer for all outstanding shares of Common Stock, together with the associated rights (the “Rights”) to purchase Series A Serial Preferred Stock, no par value per share, of the Company issued pursuant to the Rights Agreement dated as of April 16, 2010 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Offer”), for $36.00 per share in cash. On the same date, Couche-Tard also publicly announced, and notified the Company of, its intent to nominate and solicit proxies for the election of a full slate of directors at the 2010 annual meeting of the Company’s shareholders. After careful consideration, including a thorough review of the terms and conditions of the Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the Offer was not in the best interests of the Company, its shareholders and its other constituencies. Accordingly, the Board recommended that the Company’s shareholders not tender into the Offer. On July 22, 2010, Couche-Tard announced that it had increased the offer price to $36.75 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer was not in the best interests of the Company, its shareholders and its other constituencies. Accordingly, the Board unanimously recommended that the Company’s shareholders not tender into the Offer. On September 1, 2010, Couche-Tard announced that it had increased the offer price to $38.50 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer is not in the best interests of the Company, its shareholders and its other constituencies. Accordingly, the Board has unanimously recommended that the Company’s shareholders not tender into the Offer. In response to the Offer, the Company has filed with the Securities and Exchange Commission (the “SEC”) a Solicitation/Recommendation Statement on Schedule 14D-9 (as amended, the “Schedule 14D-9”). During the first quarter of fiscal 2011, the Company incurred $6.2 million in legal and advisory fees related to the evaluation of the Offer and related actions by Couche-Tard. Responding to the Offer and related actions is expected to result in the incurrence of additional expenses in fiscal 2011, which are expected to be material to the Company’s financial position and results of operations.

5.	The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $155,000 and $161,000, respectively, at July 31, 2010 and April 30, 2010. The Company has a $50,000 line of credit with no balance owed at July 31, 2010 and April 30, 2010.

6.	The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,972,000 shares still available for grant at July 31, 2010. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 23, 2010, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. Additional information regarding the Plan is provided in the Company’s 2010 Proxy Statement.

The 2000 Stock Option Plan granted employees options with an exercise price equal to the fair value of the Company’s stock on the date of grant and that expire ten years after the date of grant. Vesting is generally over a three to five-year service period. On June 23, 2009, stock options totaling 361,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the grantee. These awards will vest on June 23, 2012 and compensation expense is currently being recognized ratably over the vesting period.

On June 25, 2007, stock options totaling 246,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the employee. These awards vested on June 25, 2010 and compensation expense was recognized ratably over the vesting period.

On July 5, 2005, stock options totaling 234,000 shares were granted to certain officers and key employees. These awards were also granted at no cost to the employee. These awards vested on July 5, 2010 and compensation expense was recognized ratably over the vesting period.

At July 31, 2010, options for 912,550 shares (which expire between 2011 and 2019) were outstanding for the Prior Plans. Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding April 30, 2010	959,550	$22.78
Granted	—	—
Exercised	47,000	21.03
Forfeited	—	—

Outstanding at July 31, 2010	912,550	$22.87

At July 31, 2010, all outstanding options had an aggregate intrinsic value of $14,044 and a weighted average remaining contractual life of 6.6 years. The vested options totaled 557,050 shares with a weighted average exercise price of $21.34 per share and a weighted average remaining contractual life of 5.2 years. The aggregate intrinsic value for the vested options as of July 31, 2010, was $9,419. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2010, was $700 and the total fair value of shares vested during the three months ended July 31, 2010, was $3,290.

Total compensation costs recorded for the three months ended July 31, 2010 and 2009, were $307 and $505, respectively, for the stock option awards. As of July 31, 2010, there was $1,993 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2013.

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

These actions are among a total of 45 similar lawsuits that have been filed since November 2006 in 27 jurisdictions, including 25 states, the District of Columbia, and Guam against a wide range of defendants that produce, refine, distribute and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides were substantially completed during the ensuing months, and the plaintiffs filed motions for class certification in each of the pending lawsuits.

In a Memorandum and Order entered on May 28, 2010, the Court ruled on the Plaintiffs’ Motion for Class Certification in two cases originally filed in the U.S. District Court for the District of Kansas, American Fiber & Cabling, LLC v. BP West Coast Products, LLC, et. al., Case No. 07-2053, and Wilson v. Ampride, Inc., et. al., Case No. 06-2582, in which the Company is a named Defendant. The Court determined that it could not certify a class as to claims against the Company in the American Fiber & Cabling case, having decided that the named Plaintiff had no standing to assert such claims. However, in the Wilson case the Court certified a class as to the liability and injunctive aspects of the Plaintiff’s claims for unjust enrichment and violation of the Kansas Consumer Protection Act (KCPA) against the Company and several other Defendants. With respect to claims for unjust enrichment, the class certified consists of all individuals and entities (except employees or affiliates of the Defendants) that, at any time between January 1, 2001 and the present, purchased motor fuel at retail at a temperature greater than 60°F, in the state of Kansas, from a gas station owned, operated, or controlled by one or more of the Defendants. As to claims for violation of the KCPA, the class certified is limited to all individuals, sole proprietors and family partnerships (excluding employees or affiliates of Defendants) that made such purchases.

The Court also ordered the parties to show cause in writing why the Wilson case and the American Fiber & Cabling case should not be consolidated for all purposes. The matter is now under consideration by the Court. No trial date has been set. Management does not believe the Company is liable to the Plaintiffs for the conduct complained of, and intends to contest the matter vigorously.

Litigation with Couche-Tard. On June 11, 2010, the Company filed a complaint (the “Federal Complaint”) against Couche-Tard and Couche-Tard Sub in the United States District Court for the Southern District of Iowa, captioned Casey’s General Stores, Inc. v. Alimentation Couche-Tard Inc., et al., Civil Action 4:10-cv-265, alleging a market manipulation scheme perpetrated by Couche-Tard in an attempt to acquire all outstanding shares of Common Stock at an artificially deflated price. The Federal Complaint seeks, among other relief, (i) a declaration that Couche-Tard’s April 9, 2010, sale of 1,975,000 Common Stock with the intent to artificially depress the market price of the Common Stock was in violation of Section 10(b) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder; (ii) a declaration that Couche-Tard’s April 9, 2010, announcement of its intention to make the Offer, without disclosing the fact that it held nearly 2,000,000 shares of Common Stock and intended to sell its holdings of Common Stock after its announcement in order to reap illicit profits and to artificially depress the market price of the Common Stock, was in violation of Section 14(e) of the Exchange Act, and Rule 14e-8 promulgated thereunder; and (iii) an injunction barring Couche-Tard from taking further steps to consummate the Offer and from purchasing the Common Stock.

On June 18, 2010, Couche-Tard filed its answer and affirmative defenses to the Federal Complaint, and also asserted various counterclaims against the Company and the Board. Couche-Tard asserts claims for breaches of the Board’s fiduciary duties in connection with the Offer; claims seeking declaratory judgment that certain provisions of the IBCA are unconstitutional or preempted by federal law; and claims that the Company violated Section 14(e) of the Exchange Act for allegedly making untrue or misleading statements in the Schedule 14D-9. Couche-Tard seeks, among other things, an order requiring the Board to redeem the Rights, or to amend the Rights Agreement so as to make it inapplicable to the Offer and to grant approval of Couche-Tard’s proposed acquisition under Iowa’s Business Combination Statute, and an injunction preventing the Board (or anyone working with the Board) from taking any steps to impede the ability of the Company’s shareholders to accept the Offer or otherwise impede Couche-Tard’s proposed acquisition. The Company and the Board believe Couche-Tard’s counterclaims are without merit and intend to defend against them vigorously.

On August 24, 2010, Couche-Tard filed a purported amended answer and affirmative defenses and also asserted various additional counterclaims for declaratory and injunctive relief. In addition to the claims asserted and relief sought in its initial answer, the amended answer asserts claims for tortious interference with prospective business relations in connection with the recapitalization plan and breach of fiduciary duty in connection with the recapitalization plan as well as, among other relief, an order enjoining the Company and the Board from implementing the recapitalization plan pending a trial on the merits, imposing a constructive trust over the proceeds received from the issuance of the Notes (as defined below) and awarding damages. The parties have agreed to confer with regard to a briefing schedule to address these additional counterclaims. The Company and the Board believe the additional counterclaims are without merit and intend to defend against them vigorously. On September 1, 2010, the court held a hearing on the Company’s application for preliminary injunctive relief. On September 8, 2010, the court issued an order denying the Company’s motion for a preliminary injunction.

Shareholder Litigation. On April 28, 2010, a purported class action complaint (the “Mercier Complaint”) was filed in the Iowa District Court in and for Polk County, captioned Mercier v. Casey’s General Stores, Inc., et al., Civil Action No. CE65196, on behalf of a putative class of the Company’s shareholders against the Company and the Board. The plaintiff in the Mercier Complaint asserts a claim for breach of fiduciary duty in connection with the Offer and seeks an order requiring the Board to place the Company up for auction and/or to conduct a market check and requiring the Company to make full and fair disclosure of all material facts to the class before the completion of an acquisition; a declaration that the Board has breached its fiduciary duties to plaintiff and the class; and an award of fees, expenses and costs. However, pursuant to a stipulation between the Company and the plaintiff in such action, the Company need not answer or otherwise respond to the Mercier Complaint until such time as the plaintiff either files an amended complaint or informs the Company that it does not intend to amend the complaint.

On June 29, 2010, a purported class action complaint (the “Howie Complaint”) was filed in the Iowa District Court in and for Polk County, captioned Howie v. Myers, et al., Civil Action No. CL118607, on behalf of a putative class of the Company’s shareholders against the Company and the Board. In the Howie Complaint, the plaintiff asserts a claim for breach of fiduciary duty in connection with the Offer, and seeks, among other things, an order requiring the Board to undertake an evaluation of alternative transactions and to redeem the Rights, an injunction preventing any material transactions or changes to the Company’s business and assets other than under court supervision and an award of damages as well as fees, expenses and costs. On August 4, 2010, the Iowa District Court in and for Polk County consolidated the Howie Complaint into the Mercier Complaint and appointed counsel in the Mercier Complaint as lead counsel. On August 16, 2010, the plaintiffs in the consolidated action filed an amended and consolidated petition. In addition to the claims asserted and relief sought in the original Mercier complaint, the amended and consolidated petition asserts a derivative claim for breach of fiduciary duty against the Board and seeks, among other things, an order requiring the Board to terminate the recapitalization plan. On August 23, 2010, the Company filed a motion to dismiss the consolidated action. On September 2, 2010, the plaintiffs in the consolidated action filed their opposition to the Company’s motion to dismiss the consolidated action.

On July 21, 2010, a purported class action complaint (the “Carpenters Pension Trust Complaint”) was filed in the United States District Court for the Southern District of Iowa, captioned Kentucky State District Council of Carpenters Pension Trust Fund v. Myers, et al., Case No. 4:10-cv-00332, on behalf of a putative class of the Company’s shareholders against the Company and the Board. In the Carpenters Pension Trust Complaint, the plaintiff asserts a claim for breach of fiduciary duty in connection with the Offer, and seeks, among other things, a declaration that the Board has breached its fiduciary duties to plaintiff and the class, an injunction preventing the Board from initializing defensive measures which may render the acquisition of the Company unduly burdensome or expensive for a potential acquirer, an order requiring the Board to rescind or redeem the Rights or declaring the Rights invalid and invalidating amendments to certain employment agreements, imposition of a constructive trust in favor of plaintiff and the class and an award of plaintiff’s costs. On August 13, 2010, the Company filed a motion to dismiss the Carpenters Pension Trust Complaint. On August 20, 2010, the plaintiffs in the Carpenters Pension Trust Complaint filed an amended complaint. In addition to the claims asserted and relief sought in the initial complaint, the amended complaint asserts claims that the Board violated Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly making untrue or misleading statements in the Schedule 14D-9 and the Company’s 2010 Proxy Statement, and includes allegations that the recapitalization plan was in breach of the Board’s fiduciary duties. On August 25, 2010, the plaintiffs in the Carpenters Pension Trust Complaint filed a motion for preliminary injunction and temporary restraining order seeking to bar the Company and the Board from enforcing Section 8.7 of the Note Agreement (as defined below) relating to changes of control and also seeking an expedited trial on the matter. On August 30, 2010, the plaintiffs in the Carpenters Pension Trust Complaint filed a motion for leave to file a second amended complaint. In addition to the claims asserted and relief sought in the initial complaint and amended complaint, the purported second amended complaint includes a claim against the holders of the Notes for aiding and abetting the breach of fiduciary duty by the Board and seeks an order declaring the recapitalization plan invalid and in derogation of the Board’s fiduciary duties. On September 3, 2010, the Company filed a response to plaintiff’s motion for leave to file a second amended complaint. On September 7, 2010, the plaintiff in the Carpenters Pension Trust Complaint filed a reply in support of its motion for leave to file a second amended complaint.

On August 9, 2010, a purported class action and shareholder derivative complaint (the “Oklahoma Law Enforcement Retirement System Complaint”) was filed in the Iowa District Court in and for Polk County, captioned Oklahoma Law Enforcement Retirement System v. Myers, et al., Civil Action No. CL119217, both on behalf of a putative class of the Company’s shareholders and derivatively on behalf of the Company, against the Company and the Board. In the Oklahoma Law Enforcement Retirement System Complaint, the plaintiff asserts claims for breach of fiduciary duty in connection with the Offer, and seeks, among other things, a declaration that the Board has breached its fiduciary duties to the class, an injunction preventing the Board from implementing defensive measures that would impede the class’s ability to consider or accept the Offer, an order requiring the Board to rescind or redeem the Rights or declaring the Rights invalid, an order requiring the Board to terminate the recapitalization plan, an order requiring corrective disclosures, imposition of a constructive trust in favor of plaintiff and the class and an award of plaintiff’s costs.

The Company and the Board believe the claims in the Mercier Complaint, the Howie Complaint, the Carpenters Pension Trust Complaint and the Oklahoma Law Enforcement Retirement System Complaint are without merit and intend to defend against them vigorously.

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

8.	Effective May 1, 2007, we adopted guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return, and how we account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. We adopted guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits was $5,482 at April 30, 2010. At July 31, 2010, we had a total of $5,772 in gross unrecognized tax benefits. Of this amount, $3,760 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $309 at July 31, 2010 and $250 at April 30, 2010. Net interest and penalties included in income tax expense for the three months ended July 31, 2010 was an expense of $59 and a benefit of $329 for the same period of 2009. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of July 31, 2010, the Company did not have any ongoing federal income tax examinations. Two states have an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,200 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2006 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

9.	Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation, primarily related to cash flows related to acquisitions. These changes were not considered material.

10.	Events that have occurred subsequent to July 31, 2010 have been evaluated through the filing date of this Quarterly Report on Form 10-Q with the SEC. On August 9, 2010, the Company entered into a Note Purchase Agreement, dated as of August 9, 2010 (the “Note Agreement”), relating to the issuance by the Company of $569,000 aggregate principal amount of its 5.22% Senior Notes due 2020 (the “Notes”). The Company used the net proceeds from this offering to finance its previously announced “Dutch auction” tender offer (the “Self-Tender Offer”) for up to $500,000 in value of shares of Common Stock and to pay fees and expenses in connection with the Self-Tender Offer and the financing. In addition, the Company used approximately $59,000 of the proceeds from the sale of the Notes in connection with its prepayment of its outstanding senior notes, with varying interest rates, issued pursuant to a note agreement dated as of April 15, 1999, and its outstanding 7.38% senior notes, issued pursuant to a note agreement dated as of December 28, 1995 (the “1995 and 1999 Notes”). On August 6, 2010, the Company prepaid in full the remaining $47,000 in aggregate principal amount outstanding under the 1995 and 1999 Notes. Any net proceeds of the Notes offering not used for the foregoing purposes will be used for general corporate purposes.

The Notes were issued on August 9, 2010, and will bear interest at the rate of 5.22% per annum from the date thereof, payable semi-annually in arrears on February 9 and August 9 of each year. The Notes mature on August 9, 2020. The Company may at any time or from time to time prepay all or a portion of the Notes, in an amount not less than $2,000. Any such optional prepayment shall be at a price equal to 100% of the principal amount so prepaid plus the Make-Whole Amount (as defined in the Note Agreement), plus accrued and unpaid interest thereon, if any, to, but not including, the date of prepayment. Any optional prepayment of less than all of the Notes outstanding shall be allocated pro rata among all of the Notes then outstanding.

The Note Agreement provides that, in the event of a Change in Control (as defined in the Note Agreement), each holder of the Notes will have the right to require the Company to purchase all or a portion of such holder’s Notes at a purchase price equal to 100% of the principal amount plus the Make-Whole Amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date. Additional information is provided in the Company’s Form 8-K filed with the SEC on August 10, 2010.

The Self-Tender Offer expired on August 25, 2010 at 12:00 midnight New York City time. Based on the final count by the depositary for the Self-Tender Offer, a total of approximately 26.8 million shares were validly tendered and not withdrawn at a purchase price of $38.00 per share, including approximately 12.6 million shares validly tendered through notice of guaranteed delivery. Due to the Self-Tender Offer being oversubscribed, the Company purchased a pro-rated amount of approximately 49% of shares from each tendering shareholder. As such, the Company purchased an aggregate of 13,157,894 shares of Common Stock at a purchase price of $38.00 per share, for a total cost of approximately $500,000, excluding fees and expenses related to the Self-Tender Offer. The 13,157,894 shares purchased in the Self-Tender Offer represent approximately 25.8% of the Company’s shares outstanding as of August 31, 2010.

On September 2, 2010, the Company received a preliminary proposal from a strategic third party regarding a consensual transaction at $40.00 per share in cash. The Board reviewed the proposal and unanimously determined that it substantially undervalues the Company. While the Board firmly believes that the Company’s value substantially exceeds $40.00 per share, it has authorized discussions with the third party to explore whether a transaction can be reached that reflects the Company’s true value and is in the best interests of the Company, its shareholders and its other constituencies. There can be no assurances that a transaction will be reached and the Company is under no legal obligation to provide an update on the discussions with the third party.

11.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statements included in Item 2 of this Form 10-Q and in the “Risk Factors” described in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 30, 2010. These interim condensed consolidated financial statements should be read in conjunction with those disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in nine Midwestern states, primarily Iowa, Missouri and Illinois. On July 31, 2010, there were a total of 1,533 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 61% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 14% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At July 31, 2010, the Company owned the land at 1,503 locations and the buildings at 1,511 locations, and leased the land at 30 locations and the buildings at 22 locations.

The Company reported basic earnings per share of $0.73 for the first quarter of fiscal 2011. The results include $6,238 in legal and advisory fees pertaining to the evaluation of the unsolicited offer and related actions by Alimentation Couche-Tard Inc. (“Couche-Tard”). Without those fees, basic earnings per share would have been approximately $0.81 for the quarter. For the same quarter a year-ago, basic earnings per share were $0.87, a record quarter for the Company which included a one-time tax benefit of $2.2 million.

During the first fiscal quarter, the Company began construction on 13 new stores and 9 replacement stores, and acquired one store and completed one new-store construction. The annual goal is to increase the number of stores by 4% to 6%.

The first quarter results reflected a 1.5% increase in same-store gasoline gallons sold, with an average margin of approximately 16.4 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a responsive pricing environment.

Same store sales of grocery and other merchandise and prepared foods and fountain showed gains during the first quarter. Operating expenses increased 15.1% in the quarter primarily due to a $6,238 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard, an over 19% increase in credit card fees and transportation costs associated with higher fuel prices, and a greater number of stores in operation compared to the same period a year ago.

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

Three Months Ended July 31, 2010 Compared to

Three Months Ended July 31, 2009

(Dollars and Amounts in Thousands)

Three months ended 7/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$936,654	317,206	102,382	5,785	1,362,027
Gross profit	58,906	104,025	65,270	5,770	233,971
Margin	6.3%	32.8%	63.8%	99.7%	17.2%

Gasoline gallons	358,590

Three months ended 7/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$790,629	297,395	95,177	4,739	1,187,940
Gross profit	52,726	101,980	60,697	4,722	220,125
Margin	6.7%	34.3%	63.8%	99.6%	18.5%

Gasoline gallons	335,802

Total revenue for the first quarter of fiscal 2011 increased by $174,087 (14.7%) over the comparable period in fiscal 2010. Retail gasoline sales increased by $146,025 (18.5%) as the number of gallons sold increased by 22,788 (6.8%) while the average retail price per gallon increased 11.1%. During this same period, retail sales of grocery and general merchandise increased by $19,811 (6.7%), primarily due to increases in tobacco products, sports and energy drinks, juices, and ice. Prepared food and fountain sales also increased by $7,205 (7.6%), due to the continued popularity of menu offerings and a greater number of stores in operation.

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and automated teller machine (ATM) commissions received. These revenues increased $1,046 (22.1%) for the first quarter of fiscal 2011 primarily due to the increase in lottery commissions of $412 (17.3%) and ATM commissions of $148 (27.2%) from the comparable period in the prior year.

Total gross profit margin was 17.2% for the first quarter of fiscal 2011, compared to 18.5% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 6.3%) during the first quarter of fiscal 2011 from the first quarter of the prior year (6.7%). However, the gross profit margin per gallon increased (to $.1643) in the first quarter of fiscal 2011 from the comparable period in the prior year ($.1570), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.8%) from the comparable period in the prior year (34.3%) primarily due to a more competitive cigarette pricing environment, increased promotional activity in the beverage category and a higher LIFO charge. The prepared food margin remained constant at 63.8%.

Operating expenses increased 15.1% in the first quarter of fiscal 2011 from the comparable period in the prior year, primarily due to a $6,238 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard. Without these charges, operating expenses would have increased 10.4%. Operating expenses as a percentage of total revenue were 11.2% for the first quarter of fiscal 2011 compared to 11.1% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the fees associated with the unsolicited offer by Couche-Tard, an over 19% increase in credit card fees and transportation costs associated with higher fuel prices, and a greater number of stores in operation compared to the same period a year ago. However, this was mostly offset by an increase in revenues due to the increase in the average retail price per gallon of gasoline sold.

The effective tax rate increased 310 basis points to 37.3% in the first quarter of fiscal year 2011 from 34.2% in the first quarter of fiscal year 2010. The increase in the effective tax rate was primarily due to the expiration of certain statutes of limitations for unrecognized tax benefits related to risks associated with federal tax credits claimed in the prior year. This non-recurring tax benefit was realized in the first quarter of fiscal year 2010.

Net earnings decreased by $6,907 (15.6%). The decrease in net earnings was attributable primarily to the increases in operating expenses and the effective tax rate.

Unsolicited Takeover Attempt by Couche-Tard

On March 9, 2010, the Company received an unsolicited proposal from Couche-Tard to acquire all outstanding shares of common stock of the Company (“Common Stock”), at a price of $36.00 per share in cash. After careful consideration of the strategic, financial and legal aspects of the proposal and the nature and timing of the proposal in consultation with its legal and financial advisors and senior management of the Company, the Company’s Board of Directors (the “Board”) unanimously determined that the proposal was not in the best interests of the Company, its shareholders and its other constituencies and unanimously determined to reject the proposal. Couche-Tard made public its unsolicited proposal to acquire the Company on April 9, 2010. Subsequently, on June 2, 2010, Couche-Tard and its indirect wholly owned subsidiary, ACT Acquisition Sub, Inc. (“Couche-Tard Sub”), commenced a tender offer for all outstanding shares of Common Stock, together with the associated rights to purchase Series A Serial Preferred Stock, no par value per share, of the Company issued pursuant to the Rights Agreement dated as of April 16, 2010, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Offer”), for $36.00 per share in cash. On the same date, Couche-Tard also publicly announced, and notified the Company of, its intent to nominate and solicit proxies for the election of a full slate of directors at the 2010 annual meeting of the Company’s shareholders. After careful consideration, including a thorough review of the terms and conditions of the Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the Offer was not in the best interests of the Company, its shareholders and its other constituencies. Accordingly, the Board recommended that the Company’s shareholders not tender into the Offer. On July 22, 2010, Couche-Tard announced that it had increased the offer price to $36.75 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer was not in the best interests of the Company, its shareholders and its other constituencies. Accordingly, the Board unanimously recommended that the Company’s shareholders not tender into the Offer. On September 1, 2010, Couche-Tard announced that it had increased the offer price to $38.50 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer is not in the best interests of the Company, its shareholders and its other constituencies. Accordingly, the Board has unanimously recommended that the Company’s shareholders not tender into the Offer. In response to the Offer, the Company has filed with the Securities and Exchange Commission (the “SEC”) a Solicitation/Recommendation Statement on Schedule 14D-9.

Please see Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of certain litigation commenced in respect of the Offer and related actions by Couche-Tard.

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

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a further analysis of the amount of potential impairment is performed. The impairment loss is based on the estimated amount by which carrying value exceeds fair value of the asset group. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company did not incur any impairment charges during the three months ended July 31, 2010 and 2009.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2010, the Company’s ratio of current assets to current liabilities was 1.12 to 1. The ratio at July 31, 2009 and April 30, 2010 was 1.37 to 1 and 1.29 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $29,221 (39.2%) in the three months ended July 31, 2010 from the comparable period in the prior year, primarily as a result of increases in accounts payable, accrued expenses, and income taxes payable. This result was partially offset by a decrease in inventories and lower net earnings. Cash used in investing in the three months ended July 31, 2010 increased due to the increase in the purchase of additional property and equipment. Cash used in financing decreased slightly, primarily due to a decrease in the repayments of long-term debt in the current year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2011, the Company expended $39,647 primarily for property and equipment, resulting from the construction, acquisition and remodeling of stores, compared to $31,407 for the comparable period in the prior year. The Company anticipates expending between $189,000 and $243,000 in fiscal 2011 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of July 31, 2010, the Company had long-term debt, net of current maturities, of $109,853, consisting of $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $329 of mortgage notes payable, and $9,524 of capital lease obligations. The Company moved $30,000 in principal amount of 7.38% Senior Notes, and $17,000 in principal amount of Senior Notes, Series A through Series F, with interest rates ranging from 6.18% to 7.23% to current maturities due to repayments made on August 6, 2010.

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

Cautionary Statements (Dollars in Thousands)

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2010:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,428 USTs, of which 2,851 are fiberglass and 577 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2010 and 2009, the Company spent approximately $1,083 and $1,128, respectively, for assessments and remediation. During the three months ended July 31, 2010, the Company expended approximately $206 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2010, approximately $13,350 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2010 of approximately $197 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Other factors and risks that may cause actual results to differ materially from those in the forward-looking statements include the risk that our cash balances and cash generated from operations and financing activities will not be sufficient for our future liquidity and capital resource needs, tax increases, potential liabilities and expenditures related to compliance with environmental and other laws and regulations, the seasonality of demand patterns, weather conditions, future actions by Couche-Tard in connection with its unsolicited tender offer to acquire the Company, the risk that disruptions or uncertainty from Couche-Tard’s unsolicited tender offer will divert management’s time and harm the Company’s relationships with our customers, employees and suppliers; the increased indebtedness that the Company has incurred to purchase shares of our common stock in our self tender offer; the price at which we purchased shares of our common stock in our self tender offer and the number of shares purchased in such offer; the price and time at which we may make any additional repurchases of our common stock following completion of our self tender offer as well as the number of shares acquired in such repurchases and the terms, timing, cost and interest rate on any indebtedness incurred to fund such repurchases; and the other risks and uncertainties included from time to time in our filings with the SEC. Further, there can be no assurance that a transaction with the strategic third party referred to in this communication will be reached on terms that the Board will determine are in the best interests of the Company, its shareholders and its other constituencies. Moreover, even if the Board were to approve a transaction with such third party, there can be no assurance that the approved transaction will be consummated. We further caution you that other factors we have not identified may in the future prove to be important in affecting our business and results of operations. We ask you not to place undue reliance on any forward-looking statements because they speak only of our views as of the statement dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2010 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the three months ended July 31, 2010 and 2009. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee.

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

The information required by this Item is set forth in Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2010 Annual Report on Form 10-K.

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009).

4.2	Rights Agreement between Casey’s General Stores, Inc. and Computershare Trust Company, N.A., relating to Series A Serial Preferred Stock Purchase Rights (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010)

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on
Form 8-K filed September 29, 2006).

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010).

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 9, 2010	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.