Form 10-Q
period 2010-10-31
CASEYS GENERAL STORES INC
filed 2010-12-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2010

Commission File Number 001-34700

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 3, 2010
Common stock, no par value per share	37,931,336 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	October 31, 2010	April 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$188,267	151,676
Receivables	15,329	12,111
Inventories	122,348	124,951
Prepaid expenses	1,739	1,129
Deferred income taxes	10,977	9,417
Income tax receivable	10,425	10,801

Total current assets	349,085	310,085

Other assets, net of amortization	10,794	10,232

Goodwill	68,260	57,547
Property and equipment, net of accumulated depreciation of $743,560 at October 31, 2010 and of $706,994 at April 30, 2010	1,075,364	1,010,911

Total assets	$1,503,503	1,388,775

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	October 31, 2010	April 30, 2010
Current liabilities:
Current maturities of long-term debt	$5,274	24,577
Accounts payable	174,232	145,334
Accrued expenses	80,481	70,975

Total current liabilities	259,987	240,886

Long-term debt, net of current maturities	679,159	154,754

Deferred income taxes	158,440	141,229

Deferred compensation	13,309	12,788

Other long-term liabilities	15,887	14,799

Total liabilities	1,126,782	564,456

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	2,216	64,439
Retained earnings	374,505	759,880

Total shareholders’ equity	376,721	824,319

	$1,503,503	1,388,775

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended October 31,		Six months ended October 31,
	2010	2009	2010	2009

Total revenue	$1,349,519	1,154,964	2,711,546	2,342,904
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,122,142	948,600	2,250,198	1,916,415

Gross profit	227,377	206,364	461,348	426,489

Operating expenses	153,263	131,013	305,649	263,371
Depreciation and amortization	20,041	18,527	39,604	36,478
Interest, net	8,195	2,707	10,722	5,411
Loss on early retirement of debt	11,350	—	11,350	—

Earnings before income taxes	34,528	54,117	94,023	121,229
Federal and state income taxes	12,836	20,525	35,045	43,444

Net earnings	$21,692	33,592	58,978	77,785

Earnings per common share

Basic	$.51	.66	1.27	1.53

Diluted	$.51	.66	1.26	1.52

Basic weighted average shares outstanding	42,283,525	50,899,179	46,622,176	50,881,379
Plus effect of stock options	287,678	155,107	263,899	137,702

Diluted weighted average shares outstanding	42,571,203	51,054,286	46,886,075	51,019,081

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2010	2009
Cash flows from operations:
Net earnings	$58,978	77,785
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	39,604	36,478
Other amortization	275	202
Stock based compensation	1,057	1,080
Loss on sale and disposal of property and equipment	111	755
Deferred income taxes	15,651	13,925
Excess tax benefits related to stock option exercises	(490)	(269)
Loss on early retirement of debt	11,350	—
Changes in assets and liabilities:
Receivables	(3,218)	(1,223)
Inventories	3,365	(10,843)
Prepaid expenses	(610)	(381)
Accounts payable	28,898	26,181
Accrued expenses	9,068	(16,096)
Income taxes	1,602	1,678
Other, net	(18)	(65)

Net cash provided by operations	165,623	129,207

Cash flows from investing:
Purchase of property and equipment	(87,888)	(70,963)
Payments for acquisition of stores, net of cash acquired	(27,354)	(4,512)
Proceeds from sale of property and equipment	780	640

Net cash used in investing activities	(114,462)	(74,835)

Cash flows from financing:
Proceeds from long-term debt	569,000	—
Payments of long-term debt	(64,586)	(14,794)
Proceeds from exercise of stock options	3,120	1,061
Payments of cash dividends	(10,218)	(8,652)
Repurchase of common stock	(501,026)	—
Payments of prepayment penalties	(11,350)	—
Excess tax benefits related to stock option exercises	490	269

Net cash used in financing activities	(14,570)	(22,116)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2010	2009
Net increase in cash and cash equivalents	36,591	32,256
Cash and cash equivalents at beginning of the period	151,676	145,695

Cash and cash equivalents at end of the period	$188,267	177,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2010	2009
Cash paid during the period for:
Interest, net of amount capitalized	$5,450	6,076
Income taxes	17,372	27,190

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2010 and April 30, 2010, and the results of operations for the six months ended October 31, 2010 and 2009, and cash flows for the six months ended October 31, 2010 and 2009.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	On March 9, 2010, the Company received an unsolicited proposal from Alimentation Couche-Tard Inc. (“Couche-Tard”) to acquire all outstanding shares of common stock of the Company (“Common Stock”), at a price of $36.00 per share in cash. After careful consideration of the strategic, financial and legal aspects of the proposal and the nature and timing of the proposal in consultation with its legal and financial advisors and senior management of the Company, the Company’s Board of Directors (the “Board”) unanimously determined that the proposal was not in the best interests of the Company, its shareholders and its other constituencies and unanimously determined to reject the proposal. Couche-Tard made public its unsolicited proposal to acquire the Company on April 9, 2010. Subsequently, on June 2, 2010, Couche-Tard and its indirect wholly owned subsidiary, ACT Acquisition Sub, Inc. (“Couche-Tard Sub”), commenced a tender offer for all outstanding shares of Common Stock, together with the associated rights (the “Rights”) to purchase Series A Serial Preferred Stock, no par value per share, of the Company issued pursuant to the Rights Agreement dated as of April 16, 2010 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Offer”), for $36.00 per share in cash. On the same date, Couche- Tard also publicly announced, and notified the Company of, its intent to nominate and solicit proxies for the election of a full slate of directors at the 2010 annual meeting of the Company’s shareholders. After careful consideration, including a thorough review of the terms and conditions of the Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer. On July 22, 2010, Couche-Tard announced that it had increased the offer price to $36.75 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer. On September 1, 2010, Couche-Tard announced that it had increased the offer price to $38.50 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer.

In response to the Offer, the Company filed with the Securities and Exchange Commission (the “SEC”) a Solicitation/Recommendation Statement on Schedule 14D-9 (as amended, the “Schedule 14D-9”). Among other subsequent amendments to the same, on September 7, 2010 the Company amended the Schedule 14D-9 to disclose that it had received an unsolicited preliminary proposal from a strategic third party regarding a consensual transaction at $40.00 per share of Common Stock in cash. On September 9, 2010, the Company confirmed that it had entered into discussions with 7-Eleven, Inc. (“7-Eleven”) regarding a potential transaction. While the Board believed Casey’s value substantially exceeded $40.00 per share, it authorized such discussions to explore whether a transaction could be reached that reflected the true value of Casey’s and was in the best interests of Casey’s, its shareholders and other constituencies.

On September 23, 2010, at the 2010 Annual Meeting of Shareholders, the Company’s shareholders re-elected all eight of the Company’s incumbent directors and rejected a bylaw proposal submitted by Couche-Tard. On September 30, 2010, Couche-Tard disclosed that the Offer would be allowed to expire at the close of business on September 30, 2010, and that no shares of Common Stock would be purchased under the Offer.

On November 3, 2010, the Company disclosed that it had received a revised proposal from 7-Eleven of $43.00 per share of Common Stock in cash. The Board, in consultation with its financial and other advisors, carefully considered the revised proposal from 7-Eleven and determined it did not reflect the value of Casey’s and its significant growth opportunities, and was not in the best interests of Casey’s, its shareholders and other constituencies. The Company also disclosed on November 3, 2010 that it was no longer in discussions with 7-Eleven.

During the second quarter of fiscal 2011, the Company incurred $8,076 in legal and advisory fees related to the evaluation of the Offer and related actions by Couche-Tard.

5.	During the quarter, the Company issued $569,000 of aggregate principal amount of 5.22% Senior Notes to finance its “Dutch Auction” tender offer, to prepay the 1995 and 1999 Senior Notes, and to pay the fees and expenses associated with the tender offer and the financing. The Company purchased an aggregate of 13,157,894 shares of Common Stock at a purchase price of $38.00 per share, for a total cost of approximately $500,000, excluding fees and expenses.

The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $676,000 and $161,000, respectively, at October 31, 2010 and April 30, 2010. The Company has a $50,000 line of credit with no balance owed at October 31, 2010 and April 30, 2010.

6.	The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,972,000 shares still available for grant at October 31, 2010. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 23, 2010, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. Additional information regarding the Plan is provided in the Company’s 2010 Proxy Statement.

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

At October 31, 2010, options for 810,982 shares (which expire between 2011 and 2019) were outstanding for the Prior Plans. Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of Shares	Weighted Average Exercise Price

Outstanding April 30, 2010	959,550	$22.78
Granted	—	—
Exercised	148,568	21.00
Forfeited	—	—

Outstanding at October 31, 2010	810,982	$23.10

At October 31, 2010, all outstanding options had an aggregate intrinsic value of $14,895 and a weighted average remaining contractual life of 6.6 years. The vested options totaled 467,982 shares with a weighted average exercise price of $21.52 per share and a weighted average remaining contractual life of 5 years. The aggregate intrinsic value for the vested options as of October 31, 2010, was $9,330. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2010, was $2,843 and the total fair value of shares vested during the six months ended October 31, 2010, was $3,290.

Total compensation costs recorded for the six months ended October 31, 2010 and 2009, were $1,057 and $1,080 respectively, for the stock option and restricted stock awards. As of October 31, 2010, there was $1,745 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2013.

7.	During the first six months of fiscal 2011, the Company acquired 10 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$762
Property and equipment	16,398

Total assets	17,160

Liabilities assumed:
Accrued expenses	438

Total liabilities	438

Net tangible assets required, net of cash	16,722
Goodwill	10,632

Total consideration paid, net of cash acquired	$27,354

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Six months ended October 31,
	2010	2009
Total revenues	$2,741,103	2,378,076
Net earnings	59,732	78,766
Earnings per share:
Basic	$1.28	1.55
Diluted	$1.27	1.54

8.	The Company is named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

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

Litigation with Couche-Tard. On June 11, 2010, the Company filed a complaint (the “Federal Complaint”) against Couche-Tard and Couche-Tard Sub in the United States District Court for the Southern District of Iowa, alleging a market manipulation scheme perpetrated by Couche-Tard in an attempt to acquire all outstanding shares of Common Stock at an artificially deflated price. The Federal Complaint sought, among other relief, (i) a declaration that Couche-Tard’s April 9, 2010, sale of 1,975,000 shares of Common Stock with the intent to artificially depress the market price of the Common Stock was in violation of Section 10(b) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder; (ii) a declaration that Couche-Tard’s April 9, 2010, announcement of its intention to make the Offer, without disclosing the fact that it held nearly 2,000,000 shares of Common Stock and intended to sell its holdings of Common Stock after its announcement in order to reap illicit profits and to artificially depress the market price of the Common Stock, was in violation of Section 14(e) of the Exchange Act, and Rule 14e-8 promulgated thereunder; and (iii) an injunction barring Couche-Tard from taking further steps to consummate the Offer and from purchasing the Common Stock.

On June 18, 2010, Couche-Tard filed its answer and affirmative defenses to the Federal Complaint, and also asserted various counterclaims against the Company and the Board. Couche-Tard asserted claims for breaches of the Board’s fiduciary duties in connection with the Offer; claims seeking declaratory judgment that certain provisions of the IBCA are unconstitutional or preempted by federal law; and claims that the Company violated Section 14(e) of the Exchange Act for allegedly making untrue or misleading statements in the Schedule 14D-9. Couche-Tard sought, among other things, an order requiring the Board to redeem the Rights, or to amend the Rights Agreement so as to make it inapplicable to the Offer and to grant approval of Couche-Tard’s proposed acquisition under Iowa’s Business Combination Statute, and an injunction preventing the Board (or anyone working with the Board) from taking any steps to impede the ability of the Company’s shareholders to accept the Offer or otherwise impede Couche-Tard’s proposed acquisition.

On August 24, 2010, Couche-Tard filed a purported amended answer and affirmative defenses and also asserted various additional counterclaims for declaratory and injunctive relief. In addition to the claims asserted and relief sought in its initial answer, the amended answer asserted claims for tortious interference with prospective business relations in connection with the recapitalization plan and breach of fiduciary duty in connection with the recapitalization plan as well as, among other relief, an order enjoining the Company and the Board from implementing the recapitalization plan pending a trial on the merits, imposing a constructive trust over the proceeds received from the issuance of the 5.22% Senior Notes and awarding damages. On September 1, 2010, the court held a hearing on the Company’s application for preliminary injunctive relief, and on September 8, 2010, the court issued an order denying the Company’s motion for a preliminary injunction. On October 6, 2010, Couche-Tard and the Company jointly filed a stipulated dismissal without prejudice. The Company made no payment to Couche-Tard in connection with the dismissal of the action.

Shareholder Litigation. On April 28, 2010, a purported class action complaint (the “Mercier Complaint”) was filed in the Iowa District Court in and for Polk County, on behalf of a putative class of the Company’s shareholders against the Company and the Board. The plaintiff in the Mercier Complaint asserted a claim for breach of fiduciary duty in connection with the Offer and sought an order requiring the Board to place the Company up for auction and/or to conduct a market check and requiring the Company to make full and fair disclosure of all material facts to the class before the completion of an acquisition; a declaration that the Board breached its fiduciary duties to plaintiff and the class; and an award of fees, expenses and costs.

On June 29, 2010, a second purported class action complaint (the “Howie Complaint”) was filed in the Iowa District Court in and for Polk County, on behalf of a putative class of the Company’s shareholders against the Company and the Board. In the Howie Complaint, the plaintiff asserted a claim for breach of fiduciary duty in connection with the Offer, and sought, among other things, an order requiring the Board to undertake an evaluation of alternative transactions and to redeem the Rights, an injunction preventing any material transactions or changes to the Company’s business and assets other than under court supervision and an award of damages as well as fees, expenses and costs. On August 4, 2010, the Iowa District Court in and for Polk County consolidated the Howie Complaint into the Mercier Complaint and appointed counsel in the Mercier Complaint as lead counsel. On August 16, 2010, the plaintiffs in the consolidated action filed an amended and consolidated petition. In addition to the claims asserted and relief sought in the original Mercier complaint, the amended and consolidated petition asserted a derivative claim for breach of fiduciary duty against the Board and sought, among other things, an order requiring the Board to terminate the recapitalization plan. On August 23, 2010, the Company filed a motion to dismiss the consolidated action. On October 13, 2010, the plaintiffs in the consolidated action filed a motion to dismiss the consolidated action without prejudice, and on November 19, 2010, the court entered an order dismissing the consolidated action without prejudice. The Company made no payment to the plaintiffs in connection with the dismissal of the consolidated action.

On July 21, 2010, a third purported class action complaint (the “Carpenters Pension Trust Complaint”) was filed in the United States District Court for the Southern District of Iowa, on behalf of a putative class of the Company’s shareholders against the Company and the Board. In the Carpenters Pension Trust Complaint, the plaintiff asserted a claim for breach of fiduciary duty in connection with the Offer, and sought, among other things, a declaration that the Board breached its fiduciary duties to plaintiff and the class, an injunction preventing the Board from initializing defensive measures which may render the acquisition of the Company unduly burdensome or expensive for a potential acquirer, an order requiring the Board to rescind or redeem the Rights or declaring the Rights invalid and invalidating amendments to certain employment agreements, imposition of a constructive trust in favor of plaintiff and the class and an award of plaintiff’s costs. On August 13, 2010, the Company filed a motion to dismiss the Carpenters Pension Trust Complaint. On August 20, 2010, the plaintiff in the Carpenters Pension Trust Complaint filed an amended complaint. In addition to the claims asserted and relief sought in the initial complaint, the amended complaint asserted claims that the Board violated Section 20(a) and Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly making untrue or misleading statements in the Schedule 14D-9 and the Company’s 2010 Proxy Statement, and included allegations that the recapitalization plan was in breach of the Board’s fiduciary duties. On August 25, 2010, the plaintiff in the Carpenters Pension Trust Complaint filed a motion for preliminary injunction and temporary restraining order seeking to bar the Company and the Board from enforcing provisions of the 5.22% Senior Note Agreement relating to changes of control and also seeking an expedited trial on the matter. On August 30, 2010, the plaintiff in the Carpenters Pension Trust Complaint filed a motion for leave to file a second amended complaint. In addition to the claims asserted and relief sought in the initial complaint and amended complaint, the purported second amended complaint included a claim against the holders of the 5.22% Senior Notes for aiding and abetting the breach of fiduciary duty by the Board and sought an order declaring the recapitalization plan invalid and in derogation of the Board’s fiduciary duties. On September 9, 2010, the court entered an order denying plaintiff’s motion for leave to file the second amended complaint, and on October 11, 2010, plaintiff and the Company jointly filed a stipulation of dismissal without prejudice. The Company made no payment to the plaintiff in connection with the dismissal of the action.

On August 9, 2010, a fourth purported class action and shareholder derivative complaint (the “Oklahoma Law Enforcement Retirement System Complaint”) was filed in the Iowa District Court in and for Polk County, both on behalf of a putative class of the Company’s shareholders and derivatively on behalf of the Company, against the Company and the Board. In the Oklahoma Law Enforcement Retirement System Complaint, the plaintiff asserted claims for breach of fiduciary duty in connection with the Offer, and sought, among other things, a declaration that the Board breached its fiduciary duties to the class, an injunction preventing the Board from implementing defensive measures that would impede the class’s ability to consider or accept the Offer, an order requiring the Board to rescind or redeem the Rights or declaring the Rights invalid, an order requiring the Board to terminate the recapitalization plan, an order requiring corrective disclosures, imposition of a constructive trust in favor of plaintiff and the class and an award of plaintiff’s costs. On September 17, 2010, plaintiff filed a voluntary dismissal without prejudice. The Company made no payment to plaintiff in connection with the dismissal of the action.

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

9.	Effective May 1, 2007, we adopted guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return, and how we account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. We adopted guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits was $5,482 at April 30, 2010. At October 31, 2010, we had a total of $6,123 in gross unrecognized tax benefits. Of this amount, $3,988 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $346 at October 31, 2010 and $250 at April 30, 2010. Net interest and penalties included in income tax expense for the six months ended October 31, 2010 was an expense of $95 and a benefit of $297 for the same period of 2009. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of October 31, 2010, the Company did not have any ongoing federal income tax examinations. Two states have an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,200 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2006 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

10.	Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation, primarily related to cash flows related to acquisitions. These changes were not considered material.

11.	Events that have occurred subsequent to October 31, 2010 have been evaluated through the filing date of this Quarterly Report on Form 10-Q with the SEC.

12.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statements included in Item 2 of this Form 10-Q and in the “Risk Factors” described in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 30, 2010. These interim condensed consolidated financial statements should be read in conjunction with those disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in nine Midwestern states, primarily Iowa, Missouri and Illinois. On October 31, 2010, there were a total of 1,549 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 61% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 14% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At October 31, 2010, the Company owned the land at 1,524 locations and the buildings at 1,533 locations, and leased the land at 25 locations and the buildings at 16 locations.

The Company reported basic earnings per common share of $0.51 for the second quarter of fiscal 2011. The results include $11,350 in loss on early retirement of debt and $8,076 in legal and advisory fees pertaining to the evaluation of the unsolicited offer and related actions by Alimentation Couche-Tard Inc. (“Couche-Tard”). Without those expenses, basic earnings per common share would have been approximately $0.81 for the quarter. For the same quarter a year-ago, basic earnings per common share were $0.66.

During the second fiscal quarter, the Company opened one replacement store, acquired nine stores and completed seven new-store constructions. The annual goal is to increase the number of stores by 4% to 6%.

The second quarter results reflected a 3.6% increase in same-store gasoline gallons sold, with an average margin of approximately 14.9 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a responsive pricing environment.

Same store sales of grocery and other merchandise and prepared foods and fountain showed gains during the second quarter. Operating expenses increased 17% in the quarter primarily due to an $8,076 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard, a $2,495 increase in credit card fees, higher transportation costs associated with higher fuel prices, and a greater number of stores in operation compared to the same period a year ago.

The weak U.S. economy and high levels of unemployment have generally had an adverse impact on consumer disposable income in the Midwest. These conditions have not significantly lowered the overall demand for gasoline and the merchandise sold in stores, but management believes customers often are “trading down” to less expensive items inside the store. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended October 31, 2010 Compared to

Three Months Ended October 31, 2009

(Dollars and Amounts in Thousands)

Three months ended 10/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$927,617	308,900	107,183	5,819	1,349,519
Gross profit	52,755	101,655	67,161	5,806	227,377
Margin	5.7%	32.9%	62.7%	99.8%	16.8%

Gasoline gallons	353,527

Three months ended 10/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$779,120	276,135	94,860	4,849	1,154,964
Gross profit	46,146	94,121	61,261	4,836	206,364
Margin	5.9%	34.1%	64.6%	99.7%	17.9%

Gasoline gallons	323,719

Total revenue for the second quarter of fiscal 2011 increased by $194,555 (16.8%) over the comparable period in fiscal 2010. Retail gasoline sales increased by $148,497 (19.1%) as the number of gallons sold increased by 29,808 (9.2%) while the average retail price per gallon increased 8.7%. During this same period, retail sales of grocery and general merchandise increased by $32,765 (11.9%), primarily due to increases in tobacco products, sports and energy drinks, juices, and ice and a greater number of stores in operation. Prepared food and fountain sales also increased by $12,323 (13%), due to the continued popularity of menu offerings and a greater number of stores in operation.

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $970 (20%) for the second quarter of fiscal 2011 primarily due to the increases in car wash revenues of $454 (187.7%), lottery commissions of $269 (10.5%) and ATM commissions of $174 (30.4%) from the comparable period in the prior year.

Total gross profit margin was 16.8% for the second quarter of fiscal 2011, compared to 17.9% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 5.7%) during the second quarter of fiscal 2011 from the second quarter of the prior year (5.9%). However, the gross profit margin per gallon increased (to $.1492) in the second quarter of fiscal 2011 from the comparable period in the prior year ($.1426), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.9%) from the comparable period in the prior year (34.1%), primarily due to a more competitive cigarette pricing environment and increased promotional activity in the beverage category. The prepared food margin also decreased (to 62.7%) from the comparable period in the prior year (64.6%), primarily due to higher commodity costs and increased pizza promotional activity.

Operating expenses increased 17% in the second quarter of fiscal 2011 from the comparable period in the prior year, primarily due to an $8,076 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard. Without these charges, operating expenses would have increased 10.8%. Operating expenses as a percentage of total revenue were 11.4% for the second quarter of fiscal 2011 compared to 11.3% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the expenses associated with the unsolicited offer by Couche-Tard, a $2,495 increase in credit card fees, higher transportation costs associated with higher fuel prices, and a greater number of stores in operation compared to the same period a year ago. This impact was mostly offset by higher gasoline revenues resulting from the increase in the average retail price per gallon of gasoline sold and a greater number of stores in operation.

The effective tax rate decreased 70 basis points to 37.2% in the second quarter of fiscal year 2011 from 37.9% in the second quarter of fiscal year 2010. The decrease in the effective tax rate was primarily due to higher expected federal tax credits for the current year.

Net earnings decreased by $11,900 (35.4%). The decrease in net earnings was attributable primarily to the increase in operating expenses and the loss on early retirement of debt. However, this was partially offset by the increase in gross profit dollars from gasoline sales, grocery and other merchandise sales, and prepared food and fountain sales.

Six Months Ended October 31, 2010 Compared to

Six Months Ended October 31, 2009

(Dollars and Amounts in Thousands)

Six months ended 10/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$1,864,270	626,106	209,565	11,605	2,711,546
Gross profit	111,661	205,680	132,431	11,576	461,348
Margin	6.0%	32.9%	63.2%	99.8%	17.0%

Gasoline gallons	712,117

Six months ended 10/31/09	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$1,569,749	573,530	190,037	9,588	2,342,904
Gross profit	98,873	196,101	121,957	9,558	426,489
Margin	6.3%	34.2%	64.2%	99.7%	18.2%

Gasoline gallons	659,521

Total revenue for the first six months of fiscal 2011 increased by $368,642 (15.7%) over the comparable period in fiscal 2010. Retail gasoline sales increased by $294,521 (18.8%) as the number of gallons sold increased by 52,596 (8%) while the average retail price per gallon increased 10%. During this same period, retail sales of grocery and general merchandise increased by $52,576 (9.2%), primarily due to increases in tobacco products, sports and energy drinks, juices and ice and a greater number of stores in operation. Prepared food and fountain sales also increased by $19,528 (10.3%), due to the continued popularity of menu offerings and a greater number of stores in operation.

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and ATM commissions received and car wash revenues. These revenues increased $2,017 (21%) for the first six months of fiscal 2011 primarily due to the increases in car wash revenues of $859 (159.3%), lottery commissions of $680 (13.8%) and ATM commissions of $398 (38.2%) from the comparable period in the prior year.

Total gross profit margin was 17% for the first six months of fiscal 2011, compared to 18.2% for the comparable period in the prior year primarily due to decreases in the gross profit margin of all three of our major categories. The gross profit margin on retail gasoline sales decreased (to 6%) during the first six months of fiscal 2011 from the comparable period of the prior year (6.3%). However, the gross profit margin per gallon increased (to $.1568) in the first six months of fiscal 2011 from the comparable period in the prior year ($.1499), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.9%) from the comparable period in the prior year (34.2%), primarily due to a more competitive cigarette pricing environment and increased promotional activity in the beverage category. The prepared food margin also decreased (to 63.2%) from the comparable period in the prior year (64.2%), primarily due to higher commodity costs and increased pizza promotional activity.

Operating expenses increased 16.1% in the first six months of fiscal 2011 from the comparable period in the prior year, primarily due to a $14,314 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard. Without these charges, operating expenses would have increased 10.6%. Operating expenses as a percentage of total revenue were 11.3% for the first six months of fiscal 2011 compared to 11.2% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the expenses associated with the unsolicited offer by Couche-Tard, a $4,984 increase in credit card fees, higher transportation costs associated with higher fuel prices, and a greater number of stores in operation compared to the same period a year ago. This impact was mostly offset by higher gasoline revenues resulting from the increase in the average retail price per gallon of gasoline sold and a greater number of stores in operation.

The effective tax rate increased 150 basis points to 37.3% for the first six months of fiscal year 2011 from 35.8% for the comparable period of the prior year. The increase in the effective tax rate was primarily due to the expiration of certain statutes of limitations for unrecognized tax benefits related to federal tax credits claimed in the prior year. This non-recurring tax benefit was realized in the first quarter of fiscal year 2010. This impact was partially offset by higher expected federal tax credits for the current year.

Net earnings decreased by $18,807 (24.2%). The decrease in net earnings was attributable primarily to the increase in operating expenses and the loss on early retirement of debt. However, this was partially offset by the increase in the gross profit dollars from gasoline sales, grocery and other merchandise sales, and prepared food and fountain sales.

Unsolicited Takeover Attempt by Couche-Tard

On March 9, 2010, the Company received an unsolicited proposal from Alimentation Couche-Tard Inc. (“Couche-Tard”) to acquire all outstanding shares of common stock of the Company (“Common Stock”), at a price of $36.00 per share in cash. After careful consideration of the strategic, financial and legal aspects of the proposal and the nature and timing of the proposal in consultation with its legal and financial advisors and senior management of the Company, the Company’s Board of Directors (the “Board”) unanimously determined that the proposal was not in the best interests of the Company, its shareholders and its other constituencies and unanimously determined to reject the proposal. Couche-Tard made public its unsolicited proposal to acquire the Company on April 9, 2010. Subsequently, on June 2, 2010, Couche-Tard and its indirect wholly owned subsidiary, ACT Acquisition Sub, Inc. (“Couche-Tard Sub”), commenced a tender offer for all outstanding shares of Common Stock, together with the associated rights (the “Rights”) to purchase Series A Serial Preferred Stock, no par value per share, of the Company issued pursuant to the Rights Agreement dated as of April 16, 2010 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Offer”), for $36.00 per share in cash. On the same date, Couche-Tard also publicly announced, and notified the Company of, its intent to nominate and solicit proxies for the election of a full slate of directors at the 2010 annual meeting of the Company’s shareholders. After careful consideration, including a thorough review of the terms and conditions of the Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer. On July 22, 2010, Couche-Tard announced that it had increased the offer price to $36.75 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer. On September 1, 2010, Couche-Tard announced that it had increased the offer price to $38.50 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer.

In response to the Offer, the Company filed with the Securities and Exchange Commission (the “SEC”) a Solicitation/Recommendation Statement on Schedule 14D-9 (as amended, the “Schedule 14D-9”). Among other subsequent amendments to the same, on September 7, 2010 the Company amended the Schedule 14D-9 to disclose that it had received an unsolicited preliminary proposal from a strategic third party regarding a consensual transaction at $40.00 per share of Common Stock in cash. On September 9, 2010, the Company confirmed that it had entered into discussions with 7-Eleven, Inc. (“7-Eleven”) regarding a potential transaction. While the Board believed Casey’s value substantially exceeded $40.00 per share, it authorized such discussions to explore whether a transaction could be reached that reflected the true value of Casey’s and was in the best interests of Casey’s, its shareholders and other constituencies.

On September 23, 2010, at the 2010 Annual Meeting of Shareholders, the Company’s shareholders re-elected all eight of the Company’s incumbent directors and rejected a bylaw proposal submitted by Couche-Tard. On September 30, 2010, Couche-Tard disclosed that the Offer would be allowed to expire at the close of business on September 30, 2010, and that no shares of Common Stock would be purchased under the Offer.

On November 3, 2010, the Company disclosed that it had received a revised proposal from 7-Eleven of $43.00 per share of Common Stock in cash. The Board, in consultation with its financial and other advisors, carefully considered the revised proposal from 7-Eleven and determined it did not reflect the value of Casey’s and its significant growth opportunities, and was not in the best interests of Casey’s, its shareholders and other constituencies. The Company also disclosed on November 3, 2010 that it was no longer in discussions with 7-Eleven.

During the second quarter of fiscal 2011, the Company incurred $8,076 in legal and advisory fees related to the evaluation of the Offer and related actions by Couche-Tard.

Please see Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item I of this Form 10-Q for a discussion of certain litigation commenced in respect of the Offer and related actions by Couche-Tard.

Note Agreement and Self-Tender Offer

On August 9, 2010, the Company entered into a Note Purchase Agreement, dated as of August 9, 2010 (the “Note Agreement”), relating to the issuance by the Company of $569,000 aggregate principal amount of its 5.22% Senior Notes due 2020 (the “Notes”). The Company used the net proceeds from this offering to finance its previously announced “Dutch auction” tender offer (the “Self-Tender Offer”) for up to $500,000 in value of shares of Common Stock and to pay fees and expenses in connection with the Self-Tender Offer and the financing. In addition, the Company used approximately $59,000 of the proceeds from the sale of the Notes in connection with its prepayment of its outstanding senior notes, with varying interest rates, issued pursuant to a note agreement dated as of April 15, 1999, and its outstanding 7.38% senior notes, issued pursuant to a note agreement dated as of December 28, 1995 (the “1995 and 1999 Notes”). On August 6, 2010, the Company prepaid in full the remaining $47,000 in aggregate principal amount outstanding under the 1995 and 1999 Notes, including “make-whole” prepayment penalties of $11,350. Any net proceeds of the Notes offering not used for the foregoing purposes was used for general corporate purposes.

The Notes were issued on August 9, 2010, and bear interest at the rate of 5.22% per annum from the date thereof, payable semi-annually in arrears on February 9 and August 9 of each year. The Notes mature on August 9, 2020. The Company may at any time or from time to time prepay all or a portion of the Notes, in an amount not less than $2,000. Any such optional prepayment shall be at a price equal to 100% of the principal amount so prepaid plus the Make-Whole Amount (as defined in the Note Agreement), plus accrued and unpaid interest thereon, if any, to, but not including, the date of prepayment. Any optional prepayment of less than all of the Notes outstanding shall be allocated pro rata among all of the Notes then outstanding.

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

The Company policy is to charge the entire repurchase amount to common stock. Since the repurchase amount exceeded the entire balance, the first $66,890 was charged to common stock and the excess was charged to retained earnings.

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

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a further analysis of the amount of potential impairment is performed. The impairment loss is based on the estimated amount by which carrying value exceeds fair value of the asset group. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company did not incur any impairment charges during the six months ended October 31, 2010 and 2009.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2010, the Company’s ratio of current assets to current liabilities was 1.34 to 1. The ratio at October 31, 2009 and April 30, 2010 was 1.42 to 1 and 1.29 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $36,416 (28.2%) in the six months ended October 31, 2010 from the comparable period in the prior year, primarily as a result of increases in accounts payable and accrued expenses and a decrease in inventories. This result was partially offset by lower net earnings. Cash used in investing in the six months ended October 31, 2010 increased due to the increase in the purchase of additional property and equipment and additional store acquisition activity. Cash used in financing decreased, primarily due to the proceeds from long-term debt. This impact was partially offset by the repurchase of 13,157,894 shares of Common Stock and an increase in the repayments of long-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2011, the Company expended $115,242 primarily for property and equipment, resulting from the construction, acquisition and remodeling of stores, compared to $75,475 for the comparable period in the prior year. The Company anticipates expending between $189,000 and $243,000 in fiscal 2011 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of October 31, 2010, the Company had long-term debt, net of current maturities, of $679,159 consisting of $569,000 in principal amount of 5.22% Senior Notes, $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $152 of mortgage notes payable, and $10,007 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,479 USTs, of which 2,905 are fiberglass and 574 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2010 and 2009, the Company spent approximately $1,083 and $1,128, respectively, for assessments and remediation. During the six months ended October 31, 2010, the Company expended approximately $337 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2010, approximately $13,586 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2010 of approximately $202 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Other Factors. Other factors and risks that may cause actual results to differ materially from those in the forward-looking statements include the risk that our cash balances and cash generated from operations and financing activities will not be sufficient for our future liquidity and capital resource needs, tax increases, potential liabilities and expenditures related to compliance with environmental and other laws and regulations, the seasonality of demand patterns, and weather conditions; the increased indebtedness that the Company has incurred to purchase shares of our common stock in our self tender offer; and the other risks and uncertainties included from time to time in our filings with the SEC. We further caution you that other factors we have not identified may in the future prove to be important in affecting our business and results of operations. We ask you not to place undue reliance on any forward-looking statements because they speak only of our views as of the statement dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2010 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the six months ended October 31, 2010 and 2009. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

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

The information required by this Item is set forth in Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2010 Annual Report on Form 10-K.

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009).

4.2	Rights Agreement between Casey’s General Stores, Inc. and Computershare Trust Company, N.A., relating to Series A Serial Preferred Stock Purchase Rights (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010)

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 9, 2010	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
(Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.