Form 10-Q
period 2011-01-31
CASEYS GENERAL STORES INC
filed 2011-03-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes [X]         No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of Accelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]         Accelerated filer [  ]         Non-accelerated filer [  ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2011
Common stock, no par value per share	37,950,509 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

		January 31, 2011	April 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$	64,446	151,676
Receivables		16,203	12,111
Inventories		134,721	124,951
Prepaid expenses		1,578	1,129
Deferred income taxes		11,062	9,417
Income tax receivable		36,501	10,801

Total current assets		264,511	310,085

Other assets, net of amortization		11,736	10,232

Goodwill		86,422	57,547
Property and equipment, net of accumulated depreciation of $760,421 at January 31, 2011 and of $706,994 at April 30, 2010		1,171,586	1,010,911

Total assets	$	1,534,255	1,388,775

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

		January 31, 2011	April 30, 2010
Current liabilities:
Notes payable	$	9,000	—
Current maturities of long-term debt		1,319	24,577
Accounts payable		159,252	145,334
Accrued expenses		87,993	70,975

Total current liabilities		257,564	240,886

Long-term debt, net of current maturities		678,864	154,754

Deferred income taxes		182,595	141,229

Deferred compensation		13,555	12,788

Other long-term liabilities		16,508	14,799

Total liabilities		1,149,086	564,456

Shareholders’ equity:
Preferred stock, no par value		—	—
Common stock, no par value		2,913	64,439
Retained earnings		382,256	759,880

Total shareholders’ equity		385,169	824,319

	$	1,534,255	1,388,775

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
Total revenue	$1,374,199	1,114,377	4,085,745	3,457,281
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,171,668	937,777	3,421,866	2,854,192

Gross profit	202,531	176,600	663,879	603,089

Operating expenses	151,506	127,883	457,155	391,254
Depreciation and amortization	20,769	18,368	60,373	54,846
Interest, net	8,908	2,748	19,630	8,159
Loss on early retirement of debt	—	—	11,350	—

Earnings before income taxes	21,348	27,601	115,371	148,830
Federal and state income taxes	8,473	10,359	43,518	53,803

Net earnings	$12,875	17,242	71,853	95,027

Earnings per common share

Basic	$.34	.34	1.64	1.87

Diluted	$.34	.34	1.63	1.86

Basic weighted average shares outstanding	37,938,394	50,914,462	43,727,582	50,892,629
Plus effect of stock options	305,056	185,024	272,828	146,903

Diluted weighted average shares outstanding	38,243,450	51,099,486	44,000,410	51,039,532

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

		Nine months ended January 31,
		2011	2010
Cash flows from operations:
Net earnings	$	71,853	95,027
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization		60,373	54,846
Other amortization		348	193
Stock based compensation		1,305	1,536
Loss on sale and disposal of property and equipment		239	656
Deferred income taxes		39,721	17,307
Excess tax benefits related to stock option exercises		(594)	(274)
Loss on early retirement of debt		11,350	—
Changes in assets and liabilities:
Receivables		(4,092)	(773)
Inventories		(3,396)	(4,706)
Prepaid expenses		(449)	(292)
Accounts payable		13,918	16,389
Accrued expenses		16,404	(12,862)
Income taxes		(24,178)	(3,120)
Other, net		(390)	171

Net cash provided by operations		182,412	164,098

Cash flows from investing:
Purchase of property and equipment		(155,353)	(101,506)
Payments for acquisition of stores, net of cash acquired		(101,040)	(28,287)
Proceeds from sale of property and equipment		1,245	1,072

Net cash used in investing activities		(255,148)	(128,721)

Cash flows from financing:
Proceeds from long-term debt		569,000	—
Payments of long-term debt		(68,836)	(16,559)
Net borrowings of short-term debt		9,000	—
Proceeds from exercise of stock options		3,465	1,084
Payments of cash dividends		(15,341)	(12,980)
Repurchase of common stock		(501,026)	—
Payments of prepayment penalties		(11,350)	—
Excess tax benefits related to stock option exercises		594	274

Net cash used in financing activities		(14,494)	(28,181)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2011	2010
Net (decrease) increase in cash and cash equivalents	(87,230)	7,196
Cash and cash equivalents at beginning of the period	151,676	145,695

Cash and cash equivalents at end of the period	$64,446	152,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
	Nine months ended January 31,
	2011	2010
Cash paid during the period for:
Interest, net of amount capitalized	$16,934	7,931
Income taxes	27,332	38,582

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2011 and April 30, 2010, and the results of operations for the three and nine months ended January 31, 2011 and 2010, and cash flows for the nine months ended January 31, 2011 and 2010.

3.	The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	On March 9, 2010, the Company received an unsolicited proposal from Alimentation Couche-Tard Inc. (“Couche-Tard”) to acquire all outstanding shares of common stock of the Company (“Common Stock”), at a price of $36.00 per share in cash. After careful consideration of the strategic, financial and legal aspects of the proposal and the nature and timing of the proposal in consultation with its legal and financial advisors and senior management of the Company, the Company’s Board of Directors (the “Board”) unanimously determined that the proposal was not in the best interests of the Company, its shareholders and its other constituencies and unanimously determined to reject the proposal. Couche-Tard made public its unsolicited proposal to acquire the Company on April 9, 2010. Subsequently, on June 2, 2010, Couche-Tard and its indirect wholly owned subsidiary, ACT Acquisition Sub, Inc. (“Couche-Tard Sub”), commenced a tender offer for all outstanding shares of Common Stock, together with the associated rights (the “Rights”) to purchase Series A Serial Preferred Stock, no par value per share, of the Company issued pursuant to the Rights Agreement dated as of April 16, 2010 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Offer”), for $36.00 per share in cash. On the same date, Couche- Tard also publicly announced, and notified the Company of, its intent to nominate and solicit proxies for the election of a full slate of directors at the 2010 annual meeting of the Company’s shareholders. After careful consideration, including a thorough review of the terms and conditions of the Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer. On July 22, 2010, Couche-Tard announced that it had increased the offer price to $36.75 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer. On September 1, 2010, Couche-Tard announced that it had increased the offer price to $38.50 per share in cash. After careful consideration, including a thorough review of the terms and conditions of the revised Offer in consultation with its legal and financial advisors and senior management of the Company, the Board determined that the revised Offer was not in the best interests of the Company, its shareholders and its other constituencies, and the Board recommended that the Company’s shareholders not tender into the Offer.

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

During the third quarter of fiscal 2011, the Company recorded $1,725 in legal and advisory fees incurred during the second quarter related to the evaluation of the Offer and related actions by Couche-Tard and the evaluation of the proposal from 7-Eleven.

5.	During the second quarter, the Company issued $569,000 of aggregate principal amount of 5.22% Senior Notes to finance its “Dutch Auction” tender offer, to prepay the 1995 and 1999 Senior Notes, and to pay the fees and expenses associated with the tender offer and the financing. The Company purchased an aggregate of 13,157,894 shares of Common Stock at a purchase price of $38.00 per share, for a total cost of approximately $500,000, excluding fees and expenses.

The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $640,000 and $161,000, respectively, at January 31, 2011 and April 30, 2010. The Company has a $50,000 line of credit with a $9,000 balance owed at January 31, 2011 and no balance was owed at April 30, 2010.

6.	The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,972,000 shares still available for grant at January 31, 2011. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 23, 2010, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. Additional information regarding the Plan is provided in the Company’s 2010 Proxy Statement.

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

At January 31, 2011, options for 793,809 shares (which expire between 2011 and 2019) were outstanding for the Prior Plans. Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding April 30, 2010	959,550	$22.78
Granted	—	—
Exercised	165,741	20.90
Forfeited	—	—

Outstanding at January 31, 2011	793,809	$23.17

At January 31, 2011, all outstanding options had an aggregate intrinsic value of $15,346 and a weighted average remaining contractual life of 6.4 years. The vested options totaled 450,809 shares with a weighted average exercise price of $21.58 per share and a weighted average remaining contractual life of 4.8 years. The aggregate intrinsic value for the vested options as of January 31, 2011, was $9,428. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2011, was $3,211 and the total fair value of shares vested during the nine months ended January 31, 2011, was $3,290.

Total compensation costs recorded for the nine months ended January 31, 2011 and 2010, were $1,305 and $1,536 respectively, for the stock option and restricted stock awards. As of January 31, 2011, there was $1,497 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options which is expected to be recognized ratably through fiscal 2013.

7.	During the first nine months of fiscal 2011, the Company acquired 74 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$6,374
Property and equipment	66,435

Total assets	72,809

Liabilities assumed:
Accrued expenses	614

Total liabilities	614

Net tangible assets required, net of cash	72,195
Goodwill and other intangible assets	28,845

Total consideration paid, net of cash acquired	$101,040

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Nine months ended January 31,
	2011	2010
Total revenues	$4,243,666	3,671,360
Net earnings	75,422	100,397
Earnings per share:
Basic	$1.71	1.97
Diluted	$1.71	1.97

8.	The Company is named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

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

The Court also ordered the parties to show cause in writing why the Wilson case and the American Fiber & Cabling case should not be consolidated for all purposes. The matter is now under consideration by the Court. The court has scheduled the trial to commence on May 17, 2012. Management does not believe the Company is liable to the Plaintiffs for the conduct complained of, and intends to contest the matter vigorously.

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

9.	Effective May 1, 2007, we adopted guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return, and how we account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. We adopted guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The total amount of gross unrecognized tax benefits was $5,482 at April 30, 2010. At January 31, 2011, we had a total of $6,282 in gross unrecognized tax benefits. Of this amount, $4,092 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $379 at January 31, 2011 and $250 at April 30, 2010. Net interest and penalties included in income tax expense for the nine months ended January 31, 2011 was an expense of $128 and a benefit of $263 for the same period of 2010. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of January 31, 2011, the Company did not have any ongoing federal income tax examinations. Two states have an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,200 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2007 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

10.	Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation, primarily related to cash flows related to acquisitions. These changes were not considered material.

11.	Events that have occurred subsequent to January 31, 2011 have been evaluated through the filing date of this Quarterly Report on Form 10-Q with the SEC.

12.	The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statements included in Item 2 of this Form 10-Q and in the “Risk Factors” described in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 30, 2010. These interim condensed consolidated financial statements should be read in conjunction with those disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in ten Midwestern states, primarily Iowa, Missouri and Illinois. On January 31, 2011, there were a total of 1,618 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 60% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 15% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At January 31, 2011, the Company owned the land at 1,599 locations and the buildings at 1,608 locations, and leased the land at 19 locations and the buildings at 10 locations.

The Company reported basic earnings per common share of $0.34 for the third quarter of fiscal 2011. The results include $1,725 in legal and advisory fees pertaining to the evaluation of the unsolicited offer and related actions by Alimentation Couche-Tard Inc. (“Couche-Tard”) and the evaluation of a proposal from 7-Eleven, Inc. (“7-Eleven”). Without those expenses, basic earnings per common share would have been approximately $0.37 for the quarter. For the same quarter a year ago, basic earnings per common share were $0.34.

During the third fiscal quarter, the Company acquired 64 stores, opened 9 replacement stores, and completed 6 new-store constructions. The annual goal is to increase the number of stores by 4% to 6%.

The third quarter results reflected a 3.5% increase in same-store gasoline gallons sold, with an average margin of approximately 13.9 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a responsive pricing environment.

Same store sales of grocery and other merchandise and prepared foods and fountain showed gains during the third quarter. Operating expenses increased 18.5% in the quarter primarily due to a $1,725 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard and the evaluation of the proposal from 7-Eleven, a $3,684 increase in credit card fees, higher transportation costs associated with higher fuel prices, an increase in insurance expense, and a greater number of stores in operation compared to the same period a year ago.

The weak U.S. economy and high levels of unemployment have generally had an adverse impact on consumer disposable income in the Midwest. These conditions have not significantly lowered the overall demand for gasoline and the merchandise sold in stores, but management believes customers often are “trading down” to less expensive items inside the store. Also, inflationary pressures in commodity costs have had an adverse effect on the gross profit margin in the prepared food and fountain category. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended January 31, 2011 Compared to

Three Months Ended January 31, 2010

(Dollars and Amounts in Thousands)

Three months ended 1/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$ 991,143	276,075	100,189	6,792	1,374,199
Gross profit	48,101	85,385	62,266	6,779	202,531
Margin	4.9%	30.9%	62.1%	99.8%	14.7%

Gasoline gallons	347,029

Three months ended 1/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$ 780,792	242,544	86,005	5,036	1,114,377
Gross profit	38,303	79,255	54,019	5,023	176,600
Margin	4.9%	32.7%	62.8%	99.7%	15.8%

Gasoline gallons	309,747

Total revenue for the third quarter of fiscal 2011 increased by $259,822 (23.3%) over the comparable period in fiscal 2010. Retail gasoline sales increased by $210,351 (26.9%) as the number of gallons sold increased by 37,282 (12%) while the average retail price per gallon increased 13.3%. During this same period, retail sales of grocery and general merchandise increased by $33,531 (13.8%), primarily due to increases in sales of tobacco products, sports and energy drinks, and juices, and a greater number of stores in operation. Prepared food and fountain sales also increased by $14,184 (16.5%), due to the continued popularity of menu offerings and a greater number of stores in operation.

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $1,756 (34.9%) for the third quarter of fiscal 2011 primarily due to the increases in car wash revenues, lottery commissions, and ATM commissions from the comparable period in the prior year.

Total gross profit margin was 14.7% for the third quarter of fiscal 2011, compared to 15.8% for the comparable period in the prior year. The gross profit margin on retail gasoline sales remained constant during the third quarter of fiscal 2011 from the third quarter of the prior year (4.9%). However, the gross profit margin per gallon increased (to $.1386) in the third quarter of fiscal 2011 from the comparable period in the prior year ($.1237), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 30.9%) from the comparable period in the prior year (32.7%), primarily due to a more competitive cigarette pricing environment, a $1,059 increase in LIFO charges primarily related to cigarette cost increases, and continued promotional activity in the beverage category. The prepared food margin also decreased (to 62.1%) from the comparable period in the prior year (62.8%), primarily due to higher commodity costs and increased pizza promotional activity.

Operating expenses increased 18.5% in the third quarter of fiscal 2011 from the comparable period in the prior year, primarily due to a $1,725 pre-tax charge associated with the unsolicited offer by Couche-Tard and the proposal from 7-Eleven, a $3,684 increase in credit card fees, higher transportation costs associated with higher fuel prices, an increase in insurance expense, and a greater number of stores in operation compared to the same period a year ago. Operating expenses as a percentage of total revenue were 11% for the third quarter of fiscal 2011 compared to 11.5% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by higher gasoline revenues resulting from the increase in the average retail price per gallon of gasoline sold.

Interest expense increased $6,160 (224.2%) in the third quarter of fiscal 2011 from the comparable period in the prior year, primarily due to the additional $569,000 principal amount outstanding on the 5.22% Senior Notes.

The effective tax rate increased 220 basis points to 39.7% in the third quarter of fiscal year 2011 from 37.5% in the third quarter of fiscal year 2010. The increase in the effective tax rate was primarily due to an upward adjustment to net deferred tax liabilities resulting from a significant income tax rate increase enacted for one state that normally contributes a substantial proportion of state income tax expense.

Net earnings decreased by $4,367 (25.3%). The decrease in net earnings was attributable primarily to the increases in operating expenses and interest expense. However, this was partially offset by the increase in gross profit dollars.

Nine Months Ended January 31, 2011 Compared to

Nine Months Ended January 31, 2010

(Dollars and Amounts in Thousands)

Nine months ended 1/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$2,855,413	902,181	309,754	18,397	4,085,745
Gross profit	159,762	291,065	194,697	18,355	663,879
Margin	5.6%	32.3%	62.9%	99.8%	16.2%

Gasoline gallons	1,059,146

Nine months ended 1/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$2,350,541	816,074	276,042	14,624	3,457,281
Gross profit	137,176	275,356	175,976	14,581	603,089
Margin	5.8%	33.7%	63.7%	99.7%	17.4%

Gasoline gallons	969,268

Total revenue for the first nine months of fiscal 2011 increased by $628,464 (18.2%) over the comparable period in fiscal 2010. Retail gasoline sales increased by $504,872 (21.5%) as the number of gallons sold increased by 89,878 (9.3%) while the average retail price per gallon increased 11.2%. During this same period, retail sales of grocery and general merchandise increased by $86,107 (10.6%), primarily due to increases in sales of tobacco products, sports and energy drinks, juices and ice and a greater number of stores in operation. Prepared food and fountain sales also increased by $33,712 (12.2%), due to the continued popularity of menu offerings and a greater number of stores in operation.

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and ATM commissions received and car wash revenues. These revenues increased $3,773 (25.8%) for the first nine months of fiscal 2011 primarily due to the increases in car wash revenues, lottery commissions, and ATM commissions from the comparable period in the prior year.

Total gross profit margin was 16.2% for the first nine months of fiscal 2011, compared to 17.4% for the comparable period in the prior year, primarily due to decreases in the gross profit margin of all three of our major categories. The gross profit margin on retail gasoline sales decreased (to 5.6%) during the first nine months of fiscal 2011 from the comparable period of the prior year (5.8%). However, the gross profit margin per gallon increased (to $.1508) in the first nine months of fiscal 2011 from the comparable period in the prior year ($.1415), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.3%) from the comparable period in the prior year (33.7%), primarily due to a more competitive cigarette pricing environment, a $1,998 increase in LIFO charges primarily related to cigarette cost increases, and increased promotional activity in the beverage category. The prepared food margin also decreased (to 62.9%) from the comparable period in the prior year (63.7%), primarily due to higher commodity costs and increased pizza promotional activity.

Operating expenses increased 16.8% in the first nine months of fiscal 2011 from the comparable period in the prior year, primarily due to a $16,038 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard and the proposal from 7-Eleven. Without these charges, operating expenses would have increased 12.7%. Operating expenses as a percentage of total revenue were 11.2% for the first nine months of fiscal 2011 compared to 11.3% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by higher gasoline revenues resulting from the increase in the average retail price per gallon of gasoline sold. This impact was mostly offset by the expenses associated with the unsolicited offer by Couche-Tard and the proposal from 7-Eleven, a $8,668 increase in credit card fees, and higher transportation costs associated with higher fuel prices.

Interest expense increased $11,471 (140.6%) in the first nine months of fiscal 2011 from the comparable period in the prior year, primarily due to the additional $569,000 principal amount outstanding on the 5.22% Senior Notes.

The effective tax rate increased 150 basis points to 37.7% for the first nine months of fiscal year 2011 from 36.2% for the comparable period of the prior year. The increase in the effective tax rate was primarily due to the expiration of certain statutes of limitations for unrecognized tax benefits related to federal tax credits claimed in the prior year. This non-recurring tax benefit was realized in the first quarter of fiscal year 2010. This impact was partially offset by higher expected federal tax credits for the current year. The higher rate additionally resulted from an upward adjustment to net deferred tax liabilities resulting from a significant income tax rate increase enacted for one state that normally contributes a substantial proportion of state income tax expense.

Net earnings decreased by $23,174 (24.4%). The decrease in net earnings was attributable primarily to the increases in operating expenses, interest expense, and the loss on early retirement of debt. However, this was partially offset by the increase in the gross profit dollars.

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

During the third quarter of fiscal 2011, the Company recorded $1,725 in legal and advisory fees incurred during the second quarter related to the evaluation of the Offer and related actions by Couche-Tard and the evaluation of the offer from 7-Eleven.

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

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a further analysis of the amount of potential impairment is performed. The impairment loss is based on the estimated amount by which carrying value exceeds fair value of the asset group. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $159 and $100 during the nine months ended January 31, 2011 and 2010, respectively. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2011, the Company’s ratio of current assets to current liabilities was 1.03 to 1. The ratio at January 31, 2010 and April 30, 2010 was 1.34 to 1 and 1.29 to 1, respectively. Management believes that the Company’s current $50,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $18,314 (11.2%) in the nine months ended January 31, 2011 from the comparable period in the prior year, primarily as a result of increases in accrued expenses, deferred income taxes, and the loss on early retirement of debt. This result was partially offset by lower net earnings and an increase in the income tax receivable. Cash used in investing in the nine months ended January 31, 2011 increased due to the increase in the purchase of additional property and equipment and additional store acquisition activity. Cash used in financing decreased, primarily due to the proceeds from long-term debt. This impact was partially offset by the repurchase of 13,157,894 shares of Common Stock and an increase in the repayments of long-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2011, the Company expended $256,393 primarily for property and equipment, resulting from the construction, acquisition and remodeling of stores, compared to $129,793 for the comparable period in the prior year. The Company had anticipated expending between $189,000 and $243,000 in fiscal 2011 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations. The Company anticipates expending approximately $50,000 during the final quarter of fiscal 2011. The Company exceeded its original budget due to more acquisitions than anticipated and an acceleration of the remodeling program.

As of January 31, 2011, the Company had long-term debt, net of current maturities, of $678,864 consisting of $569,000 in principal amount of 5.22% Senior Notes, $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $9,834 of capital lease obligations, and $30 of mortgage notes payable.

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

Tobacco Products. Sales of tobacco products represent a significant portion of the Company’s revenues. Significant increases in wholesale cigarette costs, changes in tobacco company pricing programs and incentives, and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, could have an adverse effect on the demand for cigarettes sold by stores. The Company attempts to pass price increases onto its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the retail price of cigarettes, the volume of cigarettes sold by stores and overall customer traffic.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,703 USTs, of which 2,984 are fiberglass and 719 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2010 and 2009, the Company spent approximately $1,083 and $1,128, respectively, for assessments and remediation. During the nine months ended January 31, 2011, the Company expended approximately $516 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2011, approximately $13,747 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2011 of approximately $210 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2011 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the nine months ended January 31, 2011 and 2010. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

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

*Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 9, 2011	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
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

*Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.