Form 10-K
period 2011-04-30
CASEYS GENERAL STORES INC
filed 2011-06-28
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2011

Commission File Number 001-34700

CASEY’S GENERAL STORES, INC.

(Exact name of registrant as specified in its charter)

IOWA	42-0935283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ONE CONVENIENCE BLVD., ANKENY, IOWA

(Address of principal executive offices)

50021

(Zip Code)

(515) 965-6100

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

COMMON STOCK	NASDAQ
(Title of Class)	(Name of Exchange on which Registered)

SERIES A SERIAL PREFERRED STOCK PURCHASE RIGHTS	NASDAQ (Name of Exchange on which Registered)
(Title of Class)

Securities Registered pursuant to Section 12(g) of the Act

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    [X]        No  [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes    [  ]    No    [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    [X]  No    [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    [X]        No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [X]            Accelerated filer  [  ]    Non-accelerated filer  [  ]

Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  [  ]        No  [X]

As of October 29, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,506,049,881 based on the closing sales price ($41.46 per share) as quoted on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 22, 2011
Common Stock, no par value per share	38,033,709 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2011.

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. and its wholly owned subsidiaries (the Company/Casey’s/we) operate convenience stores under the name “Casey’s General Store”, “HandiMart” and “Just Diesel” in 11 Midwestern states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all Casey’s stores offer gasoline for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2011, there were a total of 1,637 stores in operation. There were 20 stores newly constructed and 89 acquired stores opened in fiscal 2011, and two stores were closed in fiscal 2011. We operate a central warehouse, Casey’s Distribution Center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores.

Approximately 60% of all our stores are located in areas with populations of fewer than 5,000 persons, while approximately 15% of our stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.

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

Casey’s Retail Company operates stores in Illinois, Kansas, Minnesota, Nebraska, and South Dakota; it also holds the rights to the Casey’s trademark and trade name. The Marketing Company owns and has responsibility for the operation of stores in Iowa, Missouri, Wisconsin, Indiana, Oklahoma and Arkansas. The Marketing Company also has responsibility for all of our wholesale operations, including the Distribution Center. The Services Company provides a variety of construction and transportation services for all stores. CGS Sales Corp. operates a store in Onawa, Iowa.

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

It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2011, the Company was selling donuts prepared on store premises in approximately 98% of our stores in addition to cookies, brownies, and Danish rolls. The Company installs donut-making equipment in all newly constructed stores.

We began marketing made-from-scratch pizza in 1984, and it is available in 1,599 stores (98%) as of April 30, 2011. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites. The newly constructed stores and many of the remodeled stores now offer made-to-order sub sandwiches.

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

Other Information

As previously reported, during the first three quarters of fiscal 2011, the Company incurred a total of $15.8 million in legal and advisory fees related to the evaluation of and responses to the unsolicited tender offer and related actions by Alimentation Couche-Tard, Inc. and proposal from 7-Eleven, Inc. During the second quarter of fiscal 2011, the Company issued its 5.22% Senior Notes due August 9, 2020, and incurred $11.3 million in prepayment expense associated with the redemption of the 1995 and 1999 Senior Notes.

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings. Approximately 71% of Casey’s total revenue for the year ended April 30, 2011 was derived from the retail sale of gasoline. The following table summarizes gasoline sales for the three fiscal years ended April 30, 2011:

	Year ended April 30,

	2011	2010	2009
Number of gallons sold	1,394,456,573	1,283,479,481	1,242,269,981

Total retail gasoline sales	$3,998,702,258	$3,177,489,872	$3,323,616,288

Percentage of total revenue	71.0%	68.5%	70.9%

Gross profit percentage (excluding credit card fees)	5.3%	5.6%	4.8%

Average retail price per gallon	$2.87	$2.48	$2.68

Average gross profit margin per gallon (excluding credit card fees)	15.21¢	13.88¢	12.87¢

Average number of gallons sold per store*	868,790	853,725	859,114

*Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.

Retail prices of gasoline increased during the year ended April 30, 2011. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation and our efforts to price our retail gasoline to compete in local market areas. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

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

In fiscal 2011, we purchased directly from manufacturers a majority of the food and nonfood items sold from our distribution center. It is our practice, with few exceptions, not to enter into long-term supply contracts with any of the suppliers of products sold by Casey’s General Stores. We believe the practice enables us to respond flexibly to changing market conditions.

Personnel

On April 30, 2011, we had 9,013 full-time employees and 13,144 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

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

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 3,789 USTs, 3,011 of which are fiberglass and 778 are steel, and we believe that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners. In the years ended April 30, 2011 and 2010, we spent approximately $648,000 and $1,083,000, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2011, approximately $13,811,000 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. At April 30, 2011, we had an accrued liability of approximately $231,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

The convenience store and retail fuel industries in which we operate are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with many other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, fast food outlets, and mass merchants. In recent years, several nontraditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the gasoline retail business. These nontraditional gasoline retailers have obtained a significant share of the motor fuels market, and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer convenience products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities, and locations to remain competitive and attract customer traffic. These competitive pressures could materially and adversely affect our gasoline and merchandise sales and gross profit margins, and therefore could have a material adverse effect on our business, financial condition and results of operations.

The volatility of wholesale petroleum costs could adversely affect our operating results.

Over the past three fiscal years, on average our gasoline revenues accounted for approximately 70% of total revenue and our gasoline gross profit accounted for approximately 23% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, can significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the absence of gasoline contracts that guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs have resulted and could in the future result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for gasoline. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our gasoline gallon volume, gasoline gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.

Increased credit card expenses could increase operating expenses.

A significant percentage of our gasoline sales are made with the use of credit cards. Since the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2011 were approximately $65 million.

Wholesale cost and tax increases relating to tobacco products could affect our operating results.

Sales of tobacco products have averaged approximately 10% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 13% of total gross profit for the same period. Significant increases in wholesale cigarette costs or tax increases on tobacco products may have an adverse effect on unit demand for cigarettes domestically. Currently, major cigarette manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.

Governmental action and campaigns to discourage smoking may have a material adverse effect on our revenues and gross profit.

Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns to discourage smoking and other factors, have resulted in reduced industry volume and consumption levels, and could materially affect the retail price of cigarettes, unit volume and revenues, gross profit, and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Future consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections, including prepared food. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected. Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. For example, various petroleum marketing retailers, distributors and refiners are currently defending class-action claims alleging that the sale of unadjusted volumes of fuel at temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. Certain claims asserted in these lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

Recessionary economic conditions, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products the Company sells in its stores. The current economic conditions, higher fuel prices, and unemployment levels have affected consumer confidence, spending patterns, and miles driven, with many customers “trading down” to lower priced products in certain categories. These factors can lead to sales declines in both gasoline and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.

Risks Related to Our Business

Unfavorable weather conditions can adversely affect our business.

All of our stores are located in the Midwest region of the United States, which is susceptible to tornadoes, thunderstorms, extended periods of rain, flooding, ice storms, and heavy snow. Inclement weather conditions could damage our facilities or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. When weather conditions are not favorable during a particular period, our operating results and cash flow from operations could be adversely affected.

We may not be able to identify, acquire, and integrate new stores, which could adversely affect our ability to grow our business.

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2010 through April 30, 2011 we acquired 89 convenience stores. We expect to continue pursuing acquisition opportunities.

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

It is critical to our reputation that we maintain a consistent level of high quality prepared food offerings at our convenience stores. Health concerns, poor food quality or operating issues stemming from one store or a limited number of stores could materially adversely affect the operating results of some or all of our stores.

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

Our articles of incorporation give the Company’s board of directors the authority to issue up to one million shares of preferred stock and to determine the rights and preferences of the preferred stock without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest, or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, thereby having a potentially adverse effect on the market price of our common stock.

Our articles of incorporation recently were amended to stagger the terms of the Company’s board of directors, as a result of amendments to the Iowa Business Corporation Act. Our staggered board, along with other provisions of our articles of incorporation and bylaws and Iowa corporate law, could make it more difficult for a third party to acquire us or remove our directors by means of a proxy contest, even if doing so would be beneficial to our shareholders. For example, Section 409.1110 of the Iowa Business Corporation Act prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. Further, Section 490.1108A of the Iowa Business Corporation Act permits a board of directors, in the context of a takeover proposal, to consider not only the effect of a proposed transaction on shareholders, but also on a corporation’s employees, suppliers, customers, creditors, and on the communities in which the corporation operates. These provisions could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

We may, in the future, adopt other measures (such as a shareholder rights plan or “poison pill”) that could have the effect of delaying, deferring, or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated shareholders. These measures may be adopted without any further vote or action by our shareholders.

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

The market price of our common stock will also be affected by our quarterly operating results and monthly same store sales results, which may be expected to fluctuate. The following are factors that may affect our quarterly results and same store sales: general, regional, and national economic conditions; competition; unexpected costs; changes in retail pricing, consumer trends, and the number of stores we open and/or close during any given period; costs of compliance with corporate governance and Sarbanes-Oxley requirements. Other factors are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may not be able to resell your shares of our common stock at or above the price you pay.

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

On April 30, 2011, we also owned the land at 1,619 store locations and the buildings at 1,627 locations and leased the land at 18 locations and the buildings at 10 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 37,966,709 shares of common stock outstanding at April 30, 2011 had a market value of approximately $1.5 billion. On that date there were 1,948 shareholders of record.

Common Stock Market Prices

Calendar 2009	High	Low	Calendar 2010	High	Low	Calendar 2011	High	Low

Q1	$28.06	$18.32	Q1	$32.38	$29.03	Q1	$43.62	$35.39
Q2	28.43	23.58	Q2	$39.56	30.24
Q3	31.70	24.47	Q3	$44.68	34.85
Q4	33.06	29.10	Q4	$43.21	38.25

Dividends

We began paying cash dividends during fiscal 1991.The dividends paid in fiscal 2011 totaled $0.505 per share. The dividends paid in fiscal 2010 totaled $0.34 per share. On June 10, 2011, the Board of Directors declared a quarterly dividend of $0.15 payable August 15, 2011 to shareholders of record on August 1, 2011. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared during the calendar years 2009-11 were as follows:

Calendar 2009	Cash dividend declared	Calendar 2010	Cash dividend declared	Calendar 2011	Cash dividend declared
Q1	$0.075	Q1	$0.085	Q1	$0.135
Q2	0.085	Q2	0.10	Q2	0.15
Q3	0.085	Q3	0.135
Q4	0.085	Q4	0.135

	0.33		0.455

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Earnings Data

	Years ended April 30,
	2011	2010	2009	2008	2007
Total revenue	$5,635,240	$4,637,087	$4,690,525	$4,843,259	$4,047,062
Cost of goods sold	4,754,173	3,844,735	3,966,919	4,155,493	3,461,613

Gross profit	881,067	792,352	723,606	687,766	585,449

Operating expenses	607,628	526,291	504,449	476,211	414,904
Depreciation and amortization	82,355	73,546	69,451	67,893	64,320
Interest, net	28,497	10,933	10,626	9,792	11,184
Loss on early retirement of debt	11,350	--------	--------	--------	--------

Earnings before income taxes	151,237	181,582	139,080	133,870	95,041
Federal and state income taxes	56,614	64,620	53,390	48,979	33,150

Net earnings	$94,623	$116,962	$85,690	$84,891	$61,891

Basic earnings per common share	$2.24	$2.30	$1.69	$1.68	$1.23

Diluted earnings per common share	$2.22	$2.29	$1.68	$1.67	$1.22

Weighted average number of common shares outstanding—basic	42,285	50,899	50,787	50,681	50,468
Weighted average number of common shares outstanding—diluted	42,567	51,053	50,917	50,859	50,668

Dividends paid per common share	$0.505	$0.34	$0.30	$0.26	$0.20

Balance Sheet Data

	As of April 30,
	2011	2010	2009	2008	2007
Current assets	$293,887	$310,085	$284,727	$313,256	$240,619
Total assets	1,610,955	1,388,775	1,262,695	1,219,200	1,129,271
Current liabilities	294,500	240,886	221,243	259,099	234,267
Long-term debt, net of current maturities	678,680	154,754	167,887	181,443	199,504
Shareholders’ equity	403,896	824,319	721,030	647,472	572,264

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and gallons in thousands, except per share amounts)

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.

Overview

The Company operates convenience stores under the name “Casey’s General Store” and “Just Diesel” in eleven Midwestern states, primarily Iowa, Missouri and Illinois. On April 30, 2011, there were a total of 1,637 stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of gasoline and the products offered in our stores.

Approximately 60% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 15% of all stores are located in communities with populations exceeding 20,000 persons. We operate a central warehouse, the Casey’s Distribution Center, adjacent to our Corporate Headquarters facility in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores. At April 30, 2011, the Company owned the land at 1,619 store locations and the buildings at 1,627 locations, and leased the land at 18 locations and the buildings at 10 locations.

During the fourth quarter of fiscal 2011, the Company earned $0.60 in earnings per share compared to $0.43 per share for the same quarter a year ago. The fiscal 2010 fourth quarter results include $6,862 in legal and advisory fees related to the evaluation of and responses to the unsolicited offer and related actions by Alimentation Couche-Tard. Without the effect of those fees, earnings would have been approximately $0.51 for the fourth quarter of fiscal 2010. Fiscal 2011 basic earnings per share were $2.24 versus $2.30 for the prior year. The year-end results include approximately $27.4 million in expenses pertaining to the Company’s recapitalization plan completed in the second quarter as well as the unsolicited hostile offer and related actions by Alimentation Couche-Tard Inc. Without those expenses, year-to-date earnings would have been $2.65 per share. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

During the 2011 fiscal year, we acquired 89 convenience stores from other parties and completed 20 new store constructions. The Company also replaced 15 stores and completed 120 major remodels incorporating the new store design that includes a larger coffee and fountain offering, made-to-order sub sandwich program, and expanded cooler capacity.

The fourth quarter results reflected a 1.9% decrease in same-store gasoline gallons sold, with an average margin of approximately 15.6 cents per gallon. For the fiscal year, same-store gallons increased 1.6% with an average margin of 15.2 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 4.8% and prepared foods and fountain increased 11.8% during the fourth quarter of fiscal 2011.

The relatively weak U.S. economy, coupled with increased unemployment and higher retail gasoline prices, have generally had an adverse impact on consumer disposable income in the Midwest. These conditions have not materially lowered the over-all demand for gasoline and the merchandise sold in our stores, but we expect to continue facing a challenging operating environment in the coming months. For further information concerning the Company’s operating environment and certain conditions that may affect future performance, see the “Forward-looking Statements” at the end of this Item 7.

Fiscal 2011 Compared with Fiscal 2010

Total revenue for fiscal 2011 increased 21.5% to $5,635,240, primarily due to a 15.8% increase in average gas prices, an increase in the number of gallons sold, and an increase in same-store inside sales (grocery & other merchandise and prepared food & fountain). Retail gasoline sales for the fiscal year were $3,998,702, an increase of 25.8%, and gallons sold increased 8.6% to 1,394,457. Inside sales increased 11.9% to $1,610,853, primarily due to increases in the cigarette and fountain categories and a greater number of stores in operation.

Total gross profit margin was 15.6% for fiscal 2011 compared with 17.1% for the prior year. The gas margin decreased to 5.3% in fiscal 2011 from 5.6% in fiscal 2010 primarily due to the increase in the retail price per gallon of gasoline sold. The grocery & other merchandise margin decreased to 32.2% in fiscal 2011 from 33.6% in fiscal 2010 primarily due to a more competitive cigarette pricing environment. The prepared food & fountain margin decreased to 62.2% from 63.8% primarily due to the higher commodity costs during fiscal 2011.

Operating expenses increased 15.5% in fiscal 2011 primarily due to an increase of $8,957 in pre-tax charges related to the evaluation of and responses to the unsolicited offer and related actions by Alimentation Couche-Tard and the evaluation of the proposal from 7-Eleven. In fiscal 2010, the Company received a $1,543 rebate of contractual amounts of credit card transaction fees which should have been recorded in prior periods. When the impact of those two items are excluded, operating expenses would have increased 13.4% for the year. Higher retail gasoline prices resulted in higher sales, which decreased the operating expense ratio to 10.8% of total revenue in fiscal 2011 from 11.3% in the prior year. Higher retail gasoline prices also increased our transportation costs and credit card fees during the year.

Depreciation and amortization expense increased 12% to $82,355 in fiscal 2011 from $73,546 in fiscal 2010. The increase was due to capital expenditures made in fiscal 2011.

The effective tax rate increased 180 basis points to 37.4% in fiscal 2011 from 35.6% in fiscal 2010. The increase in the effective tax rate was primarily due to an upward adjustment to net deferred tax liabilities resulting from a significant income tax rate increase enacted for one state that normally contributes a substantial proportion of state income tax expense and the absence, as present in the prior year, of a tax benefit resulting from a change in an uncertain tax position relating to a refund of tax credits.

Net earnings decreased to $94,623 in fiscal 2011 from $116,962 in fiscal 2010. The decrease was due primarily to an increase in operating expenses from the prior year, an increase in interest expense due to the additional $569,000 principal amount outstanding on the 5.22% senior notes, the loss on the early retirement of the 7.38% senior notes and the 6.18% to 7.23% senior notes, a decrease in the average margin on prepared food & fountain sales and a decrease in the average margin on grocery & other merchandise sales. However, this was partially offset by an increase in the gross profit margin per gallon of gasoline sold.

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

Operating expenses increased 4.3% in fiscal 2010 primarily due to a $6,862 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Alimentation Couche-Tard. The Company also received a $1,543 rebate of contractual amounts of credit card transaction fees which should have been recorded in prior periods. When the impact of those two items, as well as the impact from the $9,100 legal settlement and $2,553 flood loss from fiscal 2009 are excluded, operating expenses would have increased 5.7% for the year. Lower retail gasoline prices resulted in lower sales, which increased the operating expense ratio to 11.3% of total revenue in fiscal 2010 from 10.8% in the prior year. Lower retail gasoline prices also helped reduce our transportation costs and credit card fees during the first half of the year.

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

Net earnings increased to $116,962 in fiscal 2010 from $85,690 in fiscal 2009. The increase was due primarily to an increase in same-store sales from the prior year, an increase in the average margin on prepared food & fountain sales, and an increase in the gross profit margin per gallon of gasoline sold.

COMPANY TOTAL REVENUE AND GROSS PROFIT

	Years ended April 30,
	2011	2010	2009
Total revenue
Gasoline	$3,998,702	$3,177,490	$3,323,616
Grocery & other merchandise	1,195,613	1,073,508	1,010,474
Prepared food & fountain	415,240	365,793	335,686
Other	25,685	20,296	20,749

	$5,635,240	$4,637,087	$4,690,525

Gross profit (1)
Gasoline	$212,038	$178,176	$159,851
Grocery & other merchandise	385,250	360,432	340,044
Prepared food & fountain	258,151	233,507	205,997
Other	25,628	20,237	17,714

	$881,067	$792,352	$723,606

INDIVIDUAL STORE COMPARISONS (2)
	Years ended April 30,
	2011	2010	2009
Average retail sales	$3,400	$3,070	$3,228
Average retail inside sales	1,015	958	928
Average gross profit on inside items	404	389	373
Average retail sales of gasoline	2,482	2,112	2,301
Average gross profit on gasoline (3)	132	119	108
Average operating income (4)	180	164	146
Average number of gallons sold	869	854	859

(1)	Gross profits represent total revenue less cost of goods sold. Gross profit is given before charge for depreciation and amortization and credit card fees.

(2)	Individual store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.

(3)	Retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be adversely affected by factors beyond our control, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on our earnings.

(4)	Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our matching contribution paid to the 401(k) Plan.

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

Long-lived Assets

The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets are less than their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally on a store-by-store basis. We recorded impairment charges of $348 in fiscal 2011, $100 in fiscal 2010, and $1,262 in fiscal 2009.

Self-insurance

We are primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $22,129 and $20,713 for the years ended April 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2011, the Company’s ratio of current assets to current liabilities was 1 to 1. The ratio at April 30, 2010 and at April 30, 2009 was 1.29 to 1. We believe our current $100,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operating activities increased $47,375 (22.1%) in the year ended April 30, 2011, primarily because of large increases in deferred income tax liabilities and accounts payable. Accounts payable increased primarily due to the higher cost per gallon of gasoline. This result was partially offset by large increases in income taxes receivable and inventories. Cash used in investing activities in the year ended April 30, 2011 increased $152,361 (88%) primarily due to the increase in the store acquisitions and increased store remodeling activity from the prior year. Cash used in financing activities decreased $6,901 (19.8%), primarily due to the proceeds from long-term debt. This impact was partially offset by the repurchase of 13,157,894 shares of Common Stock and an increase in the repayments of long-term debt.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2011, we expended $328,141 for property and equipment, primarily for the acquisition and remodeling of stores compared with $174,921 in the prior year. In fiscal 2012, we anticipate expending between $204,000 and $267,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of stores.

As of April 30, 2011, we had long-term debt, net of current maturities, of $678,680 consisting of $569,000 in principal amount of 5.22% senior notes, $100,000 in principal amount of 5.72% senior notes, series A and B; $9,658 of capital lease obligations, and $22 of mortgage notes payable.

On August 9, 2010, the Company issued $569,000 of aggregate principal amount of 5.22% senior notes to finance its “Dutch Auction” tender offer, to prepay the 1995 and 1999 senior notes, and to pay the fees and expenses associated with the tender offer and the financing. The Company purchased an aggregate of 13,157,894 shares of Common Stock at a purchase price of $38.00 per share, for a total cost of approximately $500,000 excluding fees and expenses.

Interest on the 5.22% senior notes is payable on the 9th day of each February and August. Principal on the 5.22% senior notes is payable in full on August 9, 2020. We may prepay the 5.22% notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated August 9, 2010 between the Company and the purchasers of the 5.22% senior notes.

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

To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of 6.25% convertible subordinated debentures (converted into shares of common stock in 1994), the previously described senior notes, and a mortgage note. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.

The table below presents our significant contractual obligations, including interest, at April 30, 2011:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$976,778	35,422	94,914	82,769	763,673
Mortgage notes	517	494	23	----------	----------
Capital lease obligations	18,563	1,273	2,459	1,550	13,281
Operating lease obligations	2,464	667	848	336	613
Unrecognized tax benefits	6,148	----------	----------	----------	----------
Deferred compensation	13,858	----------	----------	----------	----------

Total	$1,018,328	37,856	98,244	84,655	777,567

Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the “Payments due by period” section of the table.

At April 30, 2011, the Company had a total of $6,148 in gross unrecognized tax benefits. Of this amount, $4,013 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries. The total amount of accrued interest and penalties for such unrecognized tax benefits was $245 as of April 30, 2011. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2006 and forward. Tax years 2005 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of April 30, 2011, the Company has an ongoing federal income tax examination for the fiscal tax year ended April 30, 2007. Two states have an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $1,423 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

Included in long-term liabilities on our consolidated balance sheet at April 30, 2011, was a $13,858 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the “Payments due by period” section of the table. However, certain payments will be due during the next 5 years.

At April 30, 2011, we were partially self-insured for workers’ compensation claims in all eleven states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $12,000 and $11,000, respectively, were issued and outstanding at April 30, 2011 and 2010, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2011 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of those derivative instruments. No such derivative instruments were used during fiscal year 2011, 2010, or 2009. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2011. We also have audited the Company’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, appearing under the accompanying Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/KPMG LLP

Des Moines, Iowa

June 28, 2011

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,
Assets	2011		2010
Current assets
Cash and cash equivalents	$59,572		$151,676
Receivables	20,154		12,111
Inventories	159,200		124,951
Prepaid expenses	1,180		1,129
Deferred income taxes	10,405		9,417
Income taxes receivable	43,376		10,801

Total current assets	293,887		310,085

Property and equipment, at cost
Land	348,456		297,833
Buildings and leasehold improvements	724,170		621,882
Machinery and equipment	907,483		784,341
Leasehold interest in property and equipment	14,538		13,849

	1,994,647		1,717,905
Less accumulated depreciation and amortization	777,342		706,994

Net property and equipment	1,217,305		1,010,911

Other assets, net of amortization	11,721		10,232
Goodwill	88,042		57,547

Total assets	$1,610,955		$1,388,775

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable to bank	$600	$	--------
Current maturities of long-term debt	1,167		24,577
Accounts payable	215,675		145,334
Accrued expenses
Wages and related taxes	13,014		11,981
Property taxes	17,283		15,267
Insurance	22,129		20,713
Other	24,632		23,014

Total current liabilities	294,500		240,886

Long-term debt, net of current maturities	678,680		154,754
Deferred income taxes	203,078		141,229
Deferred compensation	13,858		12,788
Other long-term liabilities	16,943		14,799

Total liabilities	1,207,059		564,456

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	--------		--------
Common stock, no par value, 37,966,709 and 50,926,162 shares issued and outstanding at April 30, 2011 and 2010, respectively	3,996		64,439
Retained earnings	399,900		759,880

Total shareholders’ equity	403,896		824,319

Total liabilities and shareholders’ equity	$1,610,955		$1,388,775

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Years ended April 30,
	2011	2010	2009
Total revenue	$5,635,240	$4,637,087	$4,690,525
Cost of goods sold (exclusive of depreciation, shown separately below)	4,754,173	3,844,735	3,966,919

Gross profit	881,067	792,352	723,606
Operating expenses	607,628	526,291	504,449
Depreciation and amortization	82,355	73,546	69,451
Interest, net	28,497	10,933	10,626
Loss on early retirement of debt	11,350	--------	--------

Earnings before income taxes	151,237	181,582	139,080
Federal and state income taxes	56,614	64,620	53,390

Net earnings	$94,623	$116,962	$85,690

Earnings per common share
Basic	$2.24	$2.30	$1.69

Diluted	$2.22	$2.29	$1.68

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common stock	Retained earnings	Total

Balance at April 30, 2008	$57,690	$589,782	$647,472
Net earnings	--------	85,690	85,690
Payment of dividends (30 cents per share)	--------	(15,246)	(15,246)
Proceeds from exercise of stock options (93,550 shares)	1,346	--------	1,346
Tax benefits related to nonqualified stock options	512	--------	512
Stock based compensation	1,256	--------	1,256

Balance at April 30, 2009	$60,804	$660,226	$721,030
Net earnings	--------	116,962	116,962
Payment of dividends (34 cents per share)	--------	(17,308)	(17,308)
Proceeds from exercise of stock options (83,450 shares)	1,239	--------	1,239
Tax benefits related to nonqualified stock options	365	--------	365
Stock based compensation	2,031	--------	2,031

Balance at April 30, 2010	$64,439	$759,880	$824,319
Net earnings	--------	94,623	94,623
Payment of dividends (50.5 cents per share)	--------	(20,467)	(20,467)
Repurchase of common stock (13,157,894 shares)	(66,890)	(434,136)	(501,026)
Proceeds from exercise of stock options (184,441 shares)	3,733	--------	3,733
Tax benefits related to nonqualified stock options	648	--------	648
Stock based compensation	2,066	--------	2,066

Balance at April 30, 2011	$3,996	$399,900	$403,896

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2011	2010	2009
Cash flows from operating activities
Net earnings	$94,623	$116,962	$85,690
Adjustments to reconcile net earnings to net cash provided by operations
Depreciation and amortization	82,355	73,546	69,451
Other amortization (accretion)	988	203	(192)
Stock-based compensation	2,066	2,031	1,256
Loss on sale of property and equipment	(80)	456	4,063
Deferred income taxes	60,861	18,171	16,080
Excess tax benefits related to stock option exercises	(648)	(365)	(512)
Loss on early retirement of debt	11,350	---------	---------
Changes in assets and liabilities
Receivables	(8,043)	(1,223)	5,774
Inventories	(26,527)	(15,886)	18,794
Prepaid expenses	(51)	87	25
Accounts payable	70,341	29,898	(47,907)
Accrued expenses	5,516	(6,567)	15,931
Income taxes receivable	(31,266)	(3,649)	1,005
Other, net	(42)	404	1,166

Net cash provided by operating activities	261,443	214,068	170,624
Cash flows from investing activities
Purchase of property and equipment	(214,573)	(129,233)	(136,351)
Payments for acquisition of businesses, net of cash acquired	(113,567)	(45,688)	(11,813)
Proceeds from sales of property and equipment	2,627	1,769	3,200

Net cash used in investing activities	(325,513)	(173,152)	(144,964)
Cash flows from financing activities
Proceeds from long-term debt	569,000	---------	---------
Payments of long-term debt	(69,172)	(19,231)	(21,100)
Net borrowing of short-term debt	600	---------	---------
Proceeds from exercise of stock options	3,733	1,239	1,346
Payments of cash dividends	(20,467)	(17,308)	(15,246)
Repurchase of common stock	(501,026)	---------	---------
Payments of prepayment penalties	(11,350)	---------	---------
Excess tax benefits related to stock option exercises	648	365	512

Net cash used in financing activities	(28,034)	(34,935)	(34,488)

Net (decrease) increase in cash and cash equivalents	(92,104)	5,981	(8,828)
Cash and cash equivalents at beginning of year	151,676	145,695	154,523

Cash and cash equivalents at end of year	$59,572	$151,676	$145,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for
Interest, net of amount capitalized	$34,691	$11,677	$13,142
Income taxes	26,113	48,825	34,229
Noncash investing and financing activities
Property and equipment acquired through notes payable and capitalized lease obligations	689	2,234	1,603

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.  SIGNIFICANT ACCOUNTING POLICIES

Operations  Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,637 convenience stores in 11 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2011 were distributed as follows: 71% gasoline, 21% grocery & other merchandise, and 8% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

Inventories  Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory (excluding cigarettes, beer, beverages, and prepared foods, which are stated at cost) is determined by the retail inventory method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. Below is a summary of the inventory values at April 30, 2011 and 2010:

	Fiscal 2011	Fiscal 2010
Gasoline	81,964	54,439
Merchandise	113,934	102,344
Merchandise LIFO reserve	(36,698)	(31,832)

Total inventory	159,200	124,951

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

Goodwill  Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2011, there was $88,042 of goodwill, and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment.

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

The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value is less than estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of asset value, which are considered Level 3 inputs. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $348 in fiscal 2011, $100 in fiscal 2010, and $1,262 in fiscal 2009. Impairment charges are a component of operating expenses.

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

Excise taxes  Excise taxes approximating $495,000, $454,000, and $439,000 collected from customers on retail gasoline sales are included in net sales for fiscal 2011, 2010, and 2009, respectively.

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

Earnings per common share   Basic earnings per share have been computed by dividing net earnings by the weighted average shares outstanding during each of the years. The calculation of diluted earnings per share treats stock options outstanding as potential common shares to the extent they are dilutive.

Asset retirement obligations  The Company recognizes the estimated future cost to remove underground storage tanks over the estimated useful life of the storage tank. The Company records a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. The Company amortizes the amount added to other assets and recognizes accretion expense in connection with the discounted liability over the remaining life of the tank. The estimates of the anticipated future costs for removal of an underground storage tank are based on our prior experience with removal. The cost estimates are compared to the actual removal cost experienced on an annual basis, and when the actual costs exceed our original estimates, an additional liability for estimated future costs to remove the underground storage tanks will be recognized. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained. There were no material changes in our asset retirement obligation estimates during fiscal 2011. The recorded asset for asset retirement obligations was $6,926 and $6,431 at April 30, 2011 and 2010, respectively, and is recorded in other assets, net of amortization. The discounted liability was $10,549 and $9,067 at April 30, 2011 and 2010, respectively, and is recorded in other long-term liabilities.

Environmental remediation liabilities  The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Derivative instruments  The Company occasionally has used derivative instruments such as options and futures to hedge against the volatility of gasoline cost, under which the Company was at risk for possible changes in the market value for these derivative instruments. There were no such options or futures contracts during the years ended April 30, 2011, 2010, or 2009.

Stock-based compensation  Stock based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized in the statement of earnings over the vesting period of the award.

Recent accounting pronouncements  Effective May 1, 2011, we will adopt new guidance regarding the disclosure of supplementary pro forma information for business combinations. We will disclose pro forma revenue and earnings as of the beginning of the comparative prior period presented only and we will add additional disclosure related to the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. It is effective for public companies only, for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, but early adoption is permitted. This will be applied prospectively to business combinations for which the acquisition date was after May 1, 2011.

Reclassifications  Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation. These changes were not considered material.

2.  ACQUISITIONS

During the year ended April 30, 2011, the Company acquired 89 stores through a variety of single store and multi-store transactions with several unrelated third parties. The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$7,722
Property and equipment	75,867

Total assets	83,589

Liabilities assumed:
Accrued expenses	567

Total liabilities	567

Net tangible assets acquired, net of cash	83,022
Goodwill	30,545

Total consideration paid, net of cash acquired	$113,567

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2011	2010
Total revenues	$5,843,566	4,969,192
Net earnings	$98,911	125,027
Earnings per share
Basic	$2.34	2.46
Diluted	$2.32	2.45

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable  The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt  The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $636,000 and $161,000, respectively, at April 30, 2011 and 2010. The Company had a $50,000 line of credit with $600 owed at April 30, 2011 with a weighted average interest rate of 0.85% and no balance owed at April 30, 2010.

On May 23, 2011 the Company replaced the current line of credit arrangements with two Promissory Notes, each in the principal amount of $50,000 (together, the “Notes”). The Notes evidence a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the first Note will be at a rate of 0.750% over the Index, resulting in an initial rate of 0.850% per annum. The interest rate applicable to the second note is 1.000% over the Index, resulting in an initial rate of 1.100% per annum.

Interest expense is net of interest income of $360, $300, and $2,107 for the years ended April 30, 2011, 2010, and 2009, respectively. Interest expense in the amount of $406, $431, and $367 was capitalized during the years ended April 30, 2011, 2010, and 2009, respectively.

The next table delineates the Company’s long-term debt at carrying amount.

	As of April 30,
	2011	2010
Capitalized lease obligations discounted at 5.22% to 7.09% due in various monthly installments through 2048 (Note 7)	$10,344	10,274

Mortgage notes payable due in various installments through January 2013 with interest at 6%	503	10,628

7.38% senior notes due in 21 semi-annual installments beginning in December 2010—paid August 2010	--------	30,000

Senior notes due in various installments from 2004 through 2019 with interest at 6.18% to 7.23%—paid August 2010	--------	17,000

7.89% senior notes due in 7 annual installments beginning in May 2004	--------	11,429

5.72% senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	100,000	100,000

5.22% senior notes due August 9, 2020	569,000	--------

	679,847	179,331

Less current maturities	1,167	24,577

	$678,680	154,754

Various debt agreements contain certain operating and financial covenants. At April 30, 2011, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2011 and thereafter:

Years ended April 30,
2012	$1,167
2013	10,707
2014	15,728
2015	406
2016	15,244
Thereafter	636,595

$679,847

4.  PREFERRED AND COMMON STOCK

Preferred stock  The Company has 1,000,000 authorized shares of preferred stock of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.

Common stock  The Company currently has 120,000,000 authorized shares of common stock. Dividends paid totaled $0.505, $0.34, and $0.30 per share for the years ended April 30, 2011, 2010, and 2009, respectively.

Preferred share purchase rights  On April 16, 2010, the Board of Directors adopted a Rights Plan, providing for the distribution of one right for each share of common stock outstanding. Each right entitled the holder to purchase one one-thousandth (1/1000th) of a share of Series A Serial Preferred Stock, no par value per share, of the Company at a price of $95.00. Each right also entitled the holder to purchase common shares in the surviving entity at 50% of the market price. The rights generally became exercisable at the discretion of the Board of Directors following a public announcement that 15% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent. The rights expired on April 15, 2011.

Stock option plans  The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,944,000 shares available for grant at April 30, 2011 under the Plan. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 23, 2010, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. On March 22, 2011, an additional 14,000 shares of restricted stock units were also granted to the non-employee members of the Board. On June 23, 2011, restricted stock units with respect to a total of 15,000 shares were granted to the employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2010 Proxy Statement. Under the Company’s Prior Plans, options could have been granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 5,260,000 shares of common stock. At April 30, 2011, options for 775,109 shares (which expire between 2011 and 2019) were outstanding. All stock option shares issued are previously unissued authorized shares.

On June 23, 2011, stock options totaling 441,000 shares were granted to certain officers and key employees. These awards will vest on June 23, 2014, and compensation expense is being recognized ratably over the vesting period.

On June 23, 2009, stock options totaling 361,000 shares were granted to certain officers and key employees. These awards will vest on June 23, 2012, and compensation expense is being recognized ratably over the vesting period.

The 2000 Stock Option Plan allowed the grant of options with an exercise price equal to the fair value of the Company’s stock on the date of grant that expired ten years after the date of grant. Vesting was generally over a three to five-year service period. The Non-employee Directors’ Stock Option Plan allowed the grant of options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the twelve months preceding the award of the option. The term of such options was ten years from the date of grant, and each option is exercisable immediately upon grant. The aggregate number of shares of Common Stock that could have been granted pursuant to the Director Stock Plan was 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits, or other relevant capitalization changes.

The following table shows the stock option activity during the periods indicated:

	Number of shares		Weighted average exercise price

Balance at April 30, 2008	783,550	$	19.74
Granted	12,000		26.51
Exercised	(93,550)		14.39
Forfeited	(24,000)		23.80

Balance at April 30, 2009	678,000	$	20.45
Granted	377,000		25.27
Exercised	(83,450)		14.85
Forfeited	(12,000)		24.41

Balance at April 30, 2010	959,550	$	22.78
Granted	--------		--------
Exercised	(184,441)		20.24
Forfeited	--------		--------

Balance at April 30, 2011	775,109	$	23.38

At April 30, 2011, all outstanding options had an aggregate intrinsic value of $12,136 and a weighted average remaining contractual life of 6.2 years. The vested options totaled 432,109 shares with a weighted average exercise price of $21.89 per share and a weighted average remaining contractual life of 4.7 years. The aggregate intrinsic value for the vested options as of April 30, 2011 was $7,406. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2011 was $3,681, and the total fair value of shares vested during the year ended April 30, 2011 was $401.

Total compensation costs recorded for the years ended April 30, 2011, 2010 and 2009 were $2,066, $2,031, and $1,256, respectively, for the stock option and restricted stock awards. As of April 30, 2011, there was $1,250 of total unrecognized compensation costs related to the 2000 Stock Option Plan for stock options that are expected to be recognized ratably through 2013.

At April 30, 2011, the range of exercise prices was $11.74–$26.92 and the weighted average remaining contractual life of outstanding options was 6.2 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2011 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

$11.74-13.07	10,500	$12.02	.6
14.08-17.64	82,300	14.46	2.3
20.68-26.92	682,809	24.63	6.8

	775,609

5.  EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2011	2010	2009
Basic
Net earnings	$94,623	$116,962	$85,690

Weighted average shares outstanding—basic	42,284,664	50,899,370	50,787,309

Basic earnings per common share	$2.24	$2.30	$1.69

Diluted
Net earnings	$94,623	$116,962	$85,690

Weighted-average shares outstanding—basic	42,284,664	50,899,370	50,787,309
Plus effect of stock options and restricted stock units	281,913	153,803	130,170

Weighted-average shares outstanding—diluted	42,566,577	51,053,173	50,917,479

Diluted earnings per common share	$2.22	$2.29	$1.68

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 356,000 for fiscal 2010 and 224,500 for fiscal 2009. All options were included for fiscal 2011.

6.  INCOME TAXES

Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2011	2010	2009
Current tax expense
Federal	$(6,171)	$41,632	$31,771
State	1,871	4,794	5,475

	(4,300)	46,426	37,246
Deferred tax expense	60,914	18,194	16,144

Total income tax provision	$56,614	$64,620	$53,390

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
	As of April 30,
	2011	2010	2009
Deferred tax assets
Accrued liabilities	$10,405	$9,417	$11,895
Deferred compensation	5,325	4,941	4,329
Other	5,562	3,759	2,849

Total gross deferred tax assets	21,292	18,117	19,073

Deferred tax liabilities
Excess of tax over book depreciation	(211,415)	(145,433)	(129,541)
Other	(2,550)	(4,496)	(3,173)

Total gross deferred tax liabilities	(213,965)	(149,929)	(132,714)

Net deferred tax liability	$(192,673)	$(131,812)	$(113,641)

At April 30, 2011, the Company has net operating loss carryforwards for state income tax purposes of approximately $60,048, which are available to offset future taxable income. These net operating losses expire during the years 2017 through 2020.

There was no valuation allowance for deferred tax assets as of April 30, 2011 and 2010. There was no net change in the valuation allowance for the years ended April 30, 2011 and 2010. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. A valuation allowance was established for a portion of the amount of net operating loss carryovers—state taxes as of April 30, 2007 due to the uncertainty of future recoverability.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2011	2010	2009
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(1.2)	(0.8)	(1.1)
State income taxes, net of federal tax benefit	2.9	2.1	2.9
Other	0.7	(0.7)	1.6

	37.4%	35.6%	38.4%

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $6,148 and $5,482 in gross unrecognized tax benefits at April 30, 2011 and 2010, respectively. Of this amount, $4,013 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were a net increase of $666 during the twelve months ended April 30, 2011 due primarily to the expiration of certain statute of limitations offset by a greater increase associated with state income tax filing positions. This had the effect of increasing the effective state tax rate during the fiscal year ending April 30, 2011. These unrecognized tax benefits predominately relate to risks associated with state income tax filing positions and federal tax credits claimed for the Company’s subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Beginning balance	$5,482	$6,621
Additions based on tax positions related to current year	1,982	1,430
Additions for tax positions of prior years	48	184
Reductions for tax positions of prior years	(192)	----------
Reductions due to lapse of applicable statute of limitations	(1,172)	(2,753)
Settlements	----------	----------

Ending balance	$6,148	$5,482

The total net amount of accrued interest and penalties for such unrecognized tax benefits was $250 at April 30, 2010 and is included in income taxes payable. Interest and penalties related to unrecognized tax benefits are classified as income tax expense in our consolidated statements of earnings and was $245 for the year ended April 30, 2011. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2011 was a decrease in tax expense of $5 and a decrease of $400 for the year ended April 30, 2010. At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,423 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2006 and forward. Tax years 2005 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

7.  LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2011	2010
Real estate	$11,933	$11,244
Equipment	2,605	2,605

	14,538	13,849
Less accumulated amortization	3,918	4,552

	$10,620	$9,297

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2011:

Years ended April 30,	Capital leases	Operating leases
2012	$1,273	$667
2013	1,232	448
2014	1,227	400
2015	863	204
2016	687	132
Thereafter	13,281	613

Total minimum lease payments	18,563	$2,464

Less amount representing interest	8,219

Present value of net minimum lease payments	$10,344

The total rent expense under operating leases was $674 in 2011, $438 in 2010, and $596 in 2009.

8.  BENEFIT PLANS

401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Expense for the 401(k) plan was $3,049, $2,964, and $2,819 for the years ended April 30, 2011, 2010, and 2009, respectively.

On April 30, 2011, the Company had 9,013 full-time employees and 13,144 part-time employees; 2,978 were active participants in the 401(k) plan. As of that same date, 1,521,860 shares of common stock were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of earnings per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 2 of its executive officers, 1 of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2011 and 2010, respectively, were $6,574 and $6,955. The discount rates used were 5.5% and 5.8%, respectively, at April 30, 2011 and 2010. The Company expects to pay $625 per year for each of the next five years. There was no expense incurred in fiscal 2011 or 2010. The amount expensed in fiscal 2009 was $488.

9.  COMMITMENTS

The Company has entered into an employment agreement with its chief executive officer. The agreement provides that the officer will receive aggregate base compensation of not less than $660 per year exclusive of bonuses. The agreement also provides for certain payments in the case of death or disability of the officer. The Company also has entered into employment agreements with eleven other key employees, providing for certain payments in the event of termination following a change of control of the Company.

10. CONTINGENCIES

Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2011 and 2010 of approximately $231 and $187, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters The Company is named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally allege that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all seek certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also seeks certification for a class consisting of gasoline consumers in all states. The actions generally seek recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages. The amounts sought are not quantified.

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

The Court also ordered the parties to show cause in writing why the Wilson case and the American Fiber & Cabling case should not be consolidated for all purposes. The matter is now under consideration by the Court. The court has scheduled the trial to commence on May 17, 2012. Management cannot estimate or quantify the relief sought nor the amount of possible loss or potential range of loss related to these actions. Management does not believe the Company is liable to the Plaintiffs for the conduct complained of, and intends to contest the matter vigorously.

From time to time we may be involved in other legal and administrative proceedings or investigations arising from the conduct of our business operations, including contractual disputes; employment or personnel matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operation.

Other At April 30, 2011, the Company was partially self-insured for workers’ compensation claims in all eleven states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $12,000 and $11,000 respectively, were issued and outstanding at April 30, 2011 and 2010, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2011 and 2010, the Company had $22,129 and $20,713, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

11. SUBSEQUENT EVENTS

Events that have occurred subsequent to April 30, 2011 have been evaluated through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission.

On June 3, 2011, the Company announced that they signed a definitive purchase agreement to acquire 22 convenience stores from Kum & Go. The acquisition is subject to certain regulatory approvals and other customary closing conditions. The transaction is expected to close in July 2011.

12. QUARTERLY FINANCIAL DATA (Dollars in thousands) (Unaudited)

	Year ended April 30, 2011
Total revenue	Q1	Q2	Q3	Q4	Year Total
Gasoline	$936,654	927,617	991,143	1,143,288	3,998,702
Grocery & other merchandise	317,206	308,900	276,075	293,432	1,195,613
Prepared food & fountain	102,382	107,183	100,189	105,486	415,240
Other	5,785	5,819	6,792	7,289	25,685

	$1,362,027	1,349,519	1,374,199	1,549,495	5,635,240
Gross profit*
Gasoline	$58,906	52,755	48,101	52,276	212,038
Grocery & other merchandise	104,025	101,655	85,385	94,185	385,250
Prepared food & fountain	65,270	67,161	62,266	63,454	258,151
Other	5,770	5,806	6,779	7,273	25,628

	$233,971	227,377	202,531	217,188	881,067

Net earnings	$37,286	21,692	12,875	22,770	94,623

Earnings per common share
Basic	$.73	.51	.34	.60	2.24

Diluted	$.73	.51	.34	.60	2.22

	Year ended April 30, 2010
Total revenue	Q1	Q2	Q3	Q4	Year Total
Gasoline	$790,629	779,120	780,793	826,948	3,177,490
Grocery & other merchandise	297,395	276,135	242,544	257,434	1,073,508
Prepared food & fountain	95,177	94,860	86,004	89,752	365,793
Other	4,739	4,849	5,036	5,672	20,296

	$1,187,940	1,154,964	1,114,377	1,179,806	4,637,087
Gross profit*
Gasoline	$52,726	46,146	38,304	41,000	178,176
Grocery & other merchandise	101,980	94,121	79,255	85,076	360,432
Prepared food & fountain	60,697	61,261	54,018	57,531	233,507
Other	4,722	4,836	5,023	5,656	20,237

	$220,125	206,364	176,600	189,263	792,352

Net earnings	$44,193	33,592	17,242	21,935	116,962

Earnings per common share
Basic	$0.87	0.66	0.34	0.43	2.30

Diluted	$0.87	0.66	0.34	0.43	2.29

*Gross profit is given before charge for depreciation and amortization and credit card fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures. On the basis of that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures are also effective for the purpose of ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2011.

KPMG, LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report appears on page 27.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2011 and to be used in connection with the Company’s 2011 Annual Meeting of Shareholders are hereby incorporated by reference.

The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Business Conduct and Ethics) for its directors, officers, and all employees. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and other Company governance materials are available on the Investor Relations link of the Company Web site at www.caseys.com. The documents are on the right hand portion of the page under Corporate Governance. The Company intends to disclose on this Web site any amendments to or waivers from the Financial Code of Ethics or the Code of Business Conduct and Ethics that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Financial Code of Ethics or the Code of Business Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2011 and to be used in connection with the Company’s 2011 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2011 and to be used in connection with the Company’s 2011 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2011 and to be used in connection with the Company’s 2011 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2011 and to be used in connection with the Company’s 2011 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

	(1)	The following financial statements are included herewith:

Consolidated Balance Sheets, April 30, 2011 and 2010
Consolidated Statements of Earnings, Three Years Ended April 30, 2011
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2011
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2011
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

	(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

	(3)	The following exhibits are filed as a part of this report:

Exhibit Number		Description of Exhibits

3.1

Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010 and the Current Report on Form 8-K filed May 20, 2011)

3.2(a)

Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed May 20, 2011)

4.2

Rights Agreement between Casey’s General Stores, Inc. and Computershare Trust Company, N.A., relating to Series A Serial Preferred Stock Purchase Rights (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010)

4.8

Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of $100,000,000 in principal amount of 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006)

4.9		Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010)
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

10.27*

Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed May 3, 2005)

10.28(b)	Promissory Notes delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated May 23, 2011 (incorporated by reference from the Current Report on Form 8-K filed May 23, 2011)
10.29(a)*	Form of “change of control” Employment Agreement (incorporated by reference from the Current Report on Form 8-K filed June 2, 2010)
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
10.41*

Casey’s General Stores, Inc. 2009 Stock Incentive Plan (incorporated by reference from the Current Report on Form 8-K filed September 23, 2009) and related forms of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010) and Restricted Stock Units Agreement (Officers and Other Employees), Restricted Stock Units Agreement (Chief Executive Officer) and Stock Option Grant (incorporated by reference from the Current Report on Form 8-K filed June 27, 2011)

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 28, 2011	By	/s/ Robert J. Myers
Robert J. Myers, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 28, 2011	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2011	By	/s/ Robert J. Myers
Robert J. Myers
President and Chief Executive Officer, Director

Date: June 28, 2011	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: June 28, 2011	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 28, 2011	By	/s/ William C. Kimball
William C. Kimball
Director

Date: June 28, 2011	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 28, 2011	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 28, 2011	By	/s/ Richard Wilkey
Richard Wilkey
Director

Date: June 28, 2011	By	/s/ H. Lynn Horak
H. Lynn Horak
Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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