Form 10-Q
period 2011-07-31
CASEYS GENERAL STORES INC
filed 2011-09-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2011
Common stock, no par value per share	38,052,409 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2011	April 30, 2011

ASSETS

Current assets:
Cash and cash equivalents	$139,017	59,572
Receivables	22,337	20,154
Inventories	163,942	159,200
Prepaid expenses	2,439	1,180
Deferred income taxes	11,195	10,405
Income tax receivable	—	43,376

Total current assets	338,930	293,887

Other assets, net of amortization	11,817	11,721

Goodwill	104,206	88,042
Property and equipment, net of accumulated depreciation of $797,914 at July 31, 2011 and of $777,342 at April 30, 2011	1,254,103	1,217,305

Total assets	$1,709,056	1,610,955

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2011	April 30, 2011
Current liabilities:
Notes payable to bank	$—	600
Current maturities of long-term debt	1,002	1,167
Accounts payable	245,808	215,675
Accrued expenses	92,460	77,058
Income taxes payable	5,194	—

Total current liabilities	344,464	294,500

Long-term debt, net of current maturities	678,653	678,680

Deferred income taxes	213,502	203,078

Deferred compensation	13,857	13,858

Other long-term liabilities	18,938	16,943

Total liabilities	1,269,414	1,207,059

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	6,057	3,996
Retained earnings	433,585	399,900

Total shareholders’ equity	439,642	403,896

	$1,709,056	1,610,955

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended July 31,
	2011	2010

Total revenue	$1,873,832	1,362,027
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,607,050	1,128,056

Gross profit	266,782	233,971

Operating expenses	171,416	152,386
Depreciation and amortization	22,895	19,563
Interest, net	8,934	2,527

Earnings before income taxes	63,537	59,495
Federal and state income taxes	24,146	22,209

Net earnings	$39,391	37,286

Earnings per common share

Basic	$1.04	.73

Diluted	$1.03	.73

Basic weighted average shares outstanding	38,024,376	50,946,829
Plus effect of stock options	307,838	282,287

Diluted weighted average shares outstanding	38,332,214	51,229,116

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2011	2010
Cash flows from operations:
Net earnings	$39,391	37,286
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	22,895	19,563
Other amortization	385	292
Stock based compensation	477	810
Loss on sale and disposal of property and equipment	386	112
Deferred income taxes	9,634	(1,056)
Excess tax benefits related to stock option exercises	(268)	(154)
Changes in assets and liabilities:
Receivables	(2,183)	(922)
Inventories	(2,243)	1,699
Prepaid expenses	(1,259)	(1,126)
Accounts payable	30,133	18,731
Accrued expenses	15,189	6,735
Income taxes	50,318	22,764
Other, net	4	(1,037)

Net cash provided by operations	162,859	103,697

Cash flows from investing:
Purchase of property and equipment	(47,514)	(39,352)
Payments for acquisition of stores, net of cash acquired	(31,115)	(295)
Proceeds from sale of property and equipment	322	287

Net cash used in investing activities	(78,307)	(39,360)

Cash flows from financing:
Payments of long-term debt	(384)	(13,959)
Net borrowing of short-term debt	(600)	—
Proceeds from exercise of stock options	1,316	988
Payments of cash dividends	(5,707)	(5,097)
Excess tax benefits related to stock option exercises	268	154

Net cash used in financing activities	(5,107)	(17,914)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2011	2010
Net increase in cash and cash equivalents	79,445	46,423
Cash and cash equivalents at beginning of the period	59,572	151,676

Cash and cash equivalents at end of the period	$139,017	198,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three Months Ended July 31,
	2011	2010
Cash paid (received) during the period for:
Interest, net of amount capitalized	$126	1,847
Income taxes	(36,035)	283

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Presentation of Financial Statements

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2011 and April 30, 2011, and the results of operations for the three months ended July 31, 2011 and 2010, and cash flows for the three months ended July 31, 2011 and 2010.

3.	Revenue Recognition

The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and fountain and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4.	Fair Value Disclosure

The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $636,000 at July 31, 2011 and April 30, 2011. The Company has an aggregate $100,000 line of credit with no balance owed at July 31, 2011 and $600 owed at April 30, 2011.

5.	Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,454,604 shares still available for grant at July 31, 2011. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 10, 2011, restricted stock units with respect to a total of 9,198 shares were granted to certain officers and key employees for the equity component of the 2011 fiscal year incentive compensation award. These awards were granted at no cost to the grantee. These awards will vest on May 1, 2014 and compensation expense is currently being recognized ratably over the vesting period. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

On June 23, 2011, stock options totaling 441,000 shares were granted to certain officers and key employees at an exercise price equal to the Company’s closing stock price on that day. These awards were granted at no cost to the employee. These awards will vest on June 23, 2014 and compensation expense is currently being recognized ratably over the vesting period.

On June 23, 2011, restricted stock units totaling 15,000 shares were granted to the CEO. This award was also granted at no cost to the employee. This award will vest on June 23, 2014 and compensation expense is currently being recognized ratably over the vesting period.

At July 31, 2011, options for shares (which expire between 2012 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of Shares	Weighted Average Exercise Price

Outstanding April 30, 2011	775,609	$23.38
Granted	441,000	44.39
Exercised	(64,500)	20.41
Forfeited	—	—

Outstanding at July 31, 2011	1,152,109	$31.59

At July 31, 2011, all outstanding options had an aggregate intrinsic value of $15,449 and a weighted average remaining contractual life of 7.6 years. The vested options totaled 371,109 shares with a weighted average exercise price of $22.18 per share and a weighted average remaining contractual life of 4.6 years. The aggregate intrinsic value for the vested options as of July 31, 2011, was $8,468. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2011, was $1,512 and the total fair value of shares granted during the three months ended July 31, 2011, was $6,461.

Total compensation costs recorded for the three months ended July 31, 2011 and 2010, respectively, were $477 and $810 for the stock option and restricted stock unit awards. As of July 31, 2011, there was $7,283 of total unrecognized compensation costs related to the Plan and Prior Plans for stock options and $989 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2014.

6.	Acquisitions

During the first three months of fiscal 2012, the Company acquired 27 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,499
Property and equipment	12,665

Total assets	15,164

Liabilities assumed:
Accrued expenses	213

Total liabilities	213

Net tangible assets acquired, net of cash	14,951
Goodwill and other intangible assets	16,164

Total consideration paid, net of cash acquired	$31,115

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of management’s analysis.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Three months ended July 31,
	2011	2010
Total revenues	$1,897,203	1,391,626
Net earnings	39,918	38,204
Earnings per share:
Basic	$1.05	.75
Diluted	$1.04	.75

7.	Commitments and Contingencies

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

8.	Income Tax Contingencies

The total amount of gross unrecognized tax benefits was $6,148 at April 30, 2011. At July 31, 2011, we had a total of $7,028 in gross unrecognized tax benefits. Of this amount, $4,013 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $274 at July 31, 2011 and $245 at April 30, 2011. Net interest and penalties included in income tax expense for the three months ended July 31, 2011 was an expense of $29 and an expense of $59 for the same period of 2010. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of July 31, 2011, the Company has an ongoing federal income tax examination for the tax year 2009. Two states have an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,423 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2007 and forward. Tax years 2003 and forward are subject to audit by state tax authorities depending on the tax code of each state.

9.	Subsequent Events

Events that have occurred subsequent to July 31, 2011 have been evaluated through the filing date of this Quarterly Report on Form 10-Q with the SEC.

10.	Risk Factors

The Company’s financial condition and results of operations are affected by a variety of factors and business influences, certain of which are described in the Cautionary Statements included in Item 2 of this Form 10-Q and in the “Risk Factors” described in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 30, 2011. These interim condensed consolidated financial statements should be read in conjunction with those disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store”, and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in eleven Midwestern states, primarily Iowa, Missouri and Illinois. On July 31, 2011, there were a total of 1,665 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 59% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate

Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At July 31, 2011, the Company owned the land at 1,643 locations and the buildings at 1,651 locations, and leased the land at 22 locations and the buildings at 14 locations.

The Company reported basic earnings per share of $1.04 for the first quarter of fiscal 2012. For the same quarter a year-ago, basic earnings per share were $0.73, which included $6,238 in legal and advisory fees pertaining to the evaluation of the unsolicited offer and related actions by Alimentation Couche-Tard Inc. (“Couche-Tard”). Without those fees, basic earnings per share for the same quarter a year ago would have been approximately $0.81 for the quarter.

During the first fiscal quarter of 2012, the Company acquired 27 stores and completed two new-store constructions. The Company also had 15 new stores under construction and 6 stores under written agreement to purchase. The annual goal is to increase the number of stores by 4% to 6%.

The first quarter results reflected a 2.7% decrease in same-store gasoline gallons sold, with an average margin of approximately 17.2 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a favorable pricing environment.

During the first three months of fiscal 2012, same store sales of grocery and other merchandise increased 6.2% and prepared foods and fountain increased 15.3% from the comparable period in the prior year. Operating expenses increased 12.5% in the quarter primarily due to a $7,794 increase in credit card fees and transportation costs associated with higher fuel prices and 132 more stores in operation compared to the same period a year ago. Excluding the prior year legal and advisory fees associated with the hostile takeover attempt, operating expenses increased 17.3%.

The weak U.S. economy and persistent unemployment have generally had an adverse impact on consumer disposable income in the Midwest. These conditions have not significantly lowered the overall demand for gasoline and the merchandise sold in stores, but management believes customers often are “trading down” to less expensive items inside the store. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended July 31, 2011 Compared to

Three Months Ended July 31, 2010

(Dollars and Amounts in Thousands)

Three months ended 7/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$1,377,914	365,171	123,843	6,904	1,873,832
Gross profit	65,320	118,729	75,843	6,890	266,782
Margin	4.7%	32.5%	61.2%	99.8%	14.2%

Gasoline gallons	380,096

Three months ended 7/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total

Revenue	$936,654	317,206	102,382	5,785	1,362,027
Gross profit	58,906	104,025	65,270	5,770	233,971
Margin	6.3%	32.8%	63.8%	99.7%	17.2%

Gasoline gallons	358,590

Total revenue for the first quarter of fiscal 2012 increased by $511,805 (37.6%) over the comparable period in fiscal 2011. Retail gasoline sales increased by $441,260 (47.1%) as the number of gallons sold increased by 21,506 (6.0%) while the average retail price per gallon increased 39.1%. During this same period, retail sales of grocery and general merchandise increased by $47,965 (15.1%), primarily due to increases in tobacco products, sports and energy drinks, juices, and ice and a greater number of stores in operation. Prepared food and fountain sales also increased by $21,461 (21.0%), due to the addition of made-to-order sub sandwiches, expanded coffee offerings, and a greater number of stores in operation.

The other revenue category primarily consists of car wash revenues and lottery, prepaid phone cards, video rental and automated teller machine (ATM) commissions received. These revenues increased $1,119 (19.3%) for the first quarter of fiscal 2012 primarily due to the increases in car wash revenues, lottery commissions, and ATM commissions from the comparable period in the prior year.

Total gross profit margin was 14.2% for the first quarter of fiscal 2012, compared to 17.2% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 4.7%) during the first quarter of fiscal 2012 from the first quarter of the prior year (6.3%). However, the gross profit margin per gallon increased (to $.1719) in the first quarter of fiscal 2012 from the comparable period in the prior year ($.1643), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.5%) from the comparable period in the prior year (32.8%) primarily due to a competitive cigarette pricing environment and a shift to larger pack purchases in the beer category. The prepared food margin also decreased to (61.2%) from the comparable period in the prior year (63.8%), primarily due to higher commodity costs.

Operating expenses increased 12.5% in the first quarter of fiscal 2012 from the comparable period in the prior year. The first quarter of fiscal 2011 included a $6,238 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard. Without these charges in the comparable period, operating expenses would have increased 17.3%, primarily due to a $7,794 increase in credit card fees and transportation costs associated with higher fuel prices and a greater number of stores in operation compared to the same period a year ago. Operating expenses as a percentage of total revenue were 9.1% for the first quarter of fiscal 2012 compared to 11.2% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by the increase in revenues due to the increase in the average retail price per gallon of gasoline sold.

Interest expense increased $6,407 (253.5%) in the first quarter of fiscal 2012 from the comparable period in the prior year, primarily due to the additional $569,000 principal amount outstanding on the 5.22% Senior Notes issued on August 9, 2010.

The effective tax rate increased 70 basis points to 38.0% in the first quarter of fiscal year 2012 from 37.3% in the first quarter of fiscal year 2011. The increase in the effective tax rate was due primarily to an increase in uncertain tax positions related to state filing positions in prior years.

Net earnings increased by $2,105 (5.6%). The increase in net earnings was attributable primarily to increases in gross profit dollars from all three major categories; gas, grocery and other merchandise, and prepared food and fountain. However, this was partially offset by the increases in interest expense, operating expenses and the effective tax rate.

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

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized ratably over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of July 31, 2011, there was $104,206 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a further analysis of the amount of potential impairment is performed. The impairment loss is based on the estimated amount by which carrying value exceeds fair value of the asset group. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $21 during the three months ended July 31, 2011. The Company did not incur any impairment charges during the three months ended July 31, 2010.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2011, the Company’s ratio of current assets to current liabilities was .98 to 1. The ratio at July 31, 2010 and April 30, 2011 was 1.12 to 1 and 1 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $59,162 (57.1%) in the three months ended July 31, 2011 from the comparable period in the prior year, primarily as a result of increases in deferred income taxes, accounts payable, accrued expenses, and income taxes payable. Cash used in investing in the three months ended July 31, 2011 increased due to the increase in store acquisitions and the purchase of additional property and equipment. Cash used in financing decreased, primarily due to a decrease in the repayments of long-term debt in the current period.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2012, the Company expended $78,629 primarily for property and equipment, resulting from the construction, acquisition and remodeling of stores, compared to $39,647 for the comparable period in the prior year. The Company anticipates expending between $204,000 and $267,000 in fiscal 2012 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of July 31, 2011, the Company had long-term debt, net of current maturities, of $678,653, consisting of $569,000 in principal amount of 5.22% Senior Notes, $100,000 in principal amount of 5.72% Senior Notes, Series A and B, $9,639 of capital lease obligations, and $14 of mortgage notes payable.

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

Cautionary Statements (Dollars in Thousands)

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2011:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,886 USTs, of which 3,058 are fiberglass and 828 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2011 and 2010, the Company spent approximately $648 and $1,083, respectively, for assessments and remediation. During the three months ended July 31, 2011, the Company expended approximately $239 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2011, approximately $13,858 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2011 of approximately $251 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Other factors and risks that may cause actual results to differ materially from those in the forward-looking statements include the risk that our cash balances and cash generated from operations and financing activities will not be sufficient for our future liquidity and capital resource needs, tax increases, potential liabilities and expenditures related to compliance with environmental and other laws and regulations, the seasonality of demand patterns, weather conditions, the increased indebtedness that the Company has incurred to purchase shares of our common stock in our self tender offer, and the other risks and uncertainties included from time to time in our filings with the SEC. We further caution you that other factors we have not identified may in the future prove to be important in affecting our business and results of operations. We ask you not to place undue reliance on any forward-looking statements because they speak only of our views as of the statement dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2011 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the three months ended July 31, 2011 and 2010. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee.

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

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2011 Annual Report on Form 10-K.

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010, and the Current Report on Form 8-K filed May 20, 2011).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Report on Form 8-K filed May 20, 2011 and the Current Report on Form 8-K filed August 2, 2011).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010).

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 9, 2011	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer
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