Form 10-Q
period 2011-10-31
CASEYS GENERAL STORES INC
filed 2011-12-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2011

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

Large accelerated filer    ☒      Accelerated filer    ☐      Non-accelerated filer    ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2011
Common stock, no par value per share	38,061,659 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	October 31, 2011	April 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$86,200	59,572
Receivables	19,752	20,154
Inventories	159,868	159,200
Prepaid expenses	2,007	1,180
Deferred income taxes	11,393	10,405
Income tax receivable	—	43,376

Total current assets	279,220	293,887

Other assets, net of amortization	11,801	11,721

Goodwill	104,386	88,042
Property and equipment, net of accumulated depreciation of $818,012 at October 31, 2011 and of $777,342 at April 30, 2011	1,302,983	1,217,305

Total assets	$1,698,390	1,610,955

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	October 31, 2011	April 30, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable to bank	$—	600
Current maturities of long-term debt	5,845	1,167
Accounts payable	203,185	215,675
Accrued expenses	78,523	77,058
Income taxes payable	1,236	—

Total current liabilities	288,789	294,500

Long-term debt, net of current maturities	673,466	678,680

Deferred income taxes	230,206	203,078

Deferred compensation	13,715	13,858

Other long-term liabilities	19,156	16,943

Total liabilities	1,225,332	1,207,059

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	7,550	3,996
Retained earnings	465,508	399,900

Total shareholders’ equity	473,058	403,896

	$1,698,390	1,610,955

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Total revenue	$1,782,518	1,349,519	3,656,350	2,711,546
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,519,600	1,122,142	3,126,650	2,250,198

Gross profit	262,918	227,377	529,700	461,348

Operating expenses	171,832	153,263	343,248	305,649
Depreciation and amortization	23,432	20,041	46,327	39,604
Interest, net	8,777	8,195	17,711	10,722
Loss on early retirement of debt	—	11,350	—	11,350

Earnings before income taxes	58,877	34,528	122,414	94,023
Federal and state income taxes	21,245	12,836	45,391	35,045

Net earnings	$37,632	21,692	77,023	58,978

Earnings per common share
Basic	$.99	.51	2.02	1.27

Diluted	$.98	.51	2.01	1.26

Basic weighted average shares outstanding	38,055,909	42,283,525	38,040,142	46,622,176
Plus effect of stock options	342,934	287,678	328,239	263,899

Diluted weighted average shares outstanding	38,398,843	42,571,203	38,368,381	46,886,075

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2011	2010
Cash flows from operations:
Net earnings	$77,023	58,978
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	46,327	39,604
Other amortization	389	275
Stock based compensation	1,521	1,057
Loss on sale and disposal of property and equipment	848	111
Deferred income taxes	26,140	15,651
Excess tax benefits related to stock option exercises	(392)	(490)
Loss on early retirement of debt	—	11,350
Changes in assets and liabilities:
Receivables	402	(3,218)
Inventories	2,200	3,365
Prepaid expenses	(827)	(610)
Accounts payable	(12,490)	28,898
Accrued expenses	1,194	9,068
Income taxes	46,649	1,602
Other, net	(82)	(18)

Net cash provided by operations	188,902	165,623

Cash flows from investing:
Purchase of property and equipment	(114,262)	(87,888)
Payments for acquisition of stores, net of cash acquired	(37,726)	(27,354)
Proceeds from sale of property and equipment	425	780

Net cash used in investing activities	(151,563)	(114,462)

Cash flows from financing:
Proceeds from long-term debt	—	569,000
Payments of long-term debt	(728)	(64,586)
Net borrowing of short-term debt	(600)	—
Proceeds from exercise of stock options	1,641	3,120
Payments of cash dividends	(11,416)	(10,218)
Repurchase of common stock	—	(501,026)
Payments of prepayment penalties	—	(11,350)
Excess tax benefits related to stock option exercises	392	490

Net cash used in financing activities	(10,711)	(14,570)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2011	2010
Net increase in cash and cash equivalents	26,628	36,591
Cash and cash equivalents at beginning of the period	59,572	151,676

Cash and cash equivalents at end of the period	$86,200	188,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2011	2010
Cash paid (received) during the period for:
Interest, net of amount capitalized	$17,864	5,450
Income taxes	(27,852)	17,372

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share, Per Share, and Per Gallon Amounts)

1. Presentation of Financial Statements

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2011 and April 30, 2011, and the results of operations for the three months and six months ended October 31, 2011 and 2010, and cash flows for the six months ended October 31, 2011 and 2010.

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

4. Fair Value Disclosure

The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $681,000 and $636,000, respectively, at October 31, 2011 and April 30, 2011. The Company has an aggregate $100,000 line of credit with no balance owed at October 31, 2011 and $600 owed at April 30, 2011.

5. Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option

Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,428,604 shares still available for grant at October 31, 2011. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 10, 2011, restricted stock units with respect to a total of 9,198 shares were granted to certain officers and key employees for the equity component of the 2011 fiscal year incentive compensation award. These awards were granted at no cost to the grantee. These awards will vest on May 1, 2014 and compensation expense is currently being recognized ratably over the vesting period. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

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

On September 16, 2011, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. This award was also granted at no cost to the non-employee members of the Board. This award will vest on May 1, 2012 and compensation expense is currently being recognized ratably over the vesting period.

At October 31, 2011, options for shares (which expire between 2012 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding April 30, 2011	775,609	$23.38
Granted	441,000	44.39
Exercised	(80,950)	20.28
Forfeited	(3,500)	36.19

Outstanding at October 31, 2011	1,132,159	$31.75

At October 31, 2011, all outstanding options had an aggregate intrinsic value of $20,154 and a weighted average remaining contractual life of 7.4 years. The vested options totaled 354,659 shares with a weighted average exercise price of $22.29 per share and a weighted average remaining contractual life of 4.3 years. The aggregate intrinsic value for the vested options as of October 31, 2011, was $9,667. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2011, was $3,587 and the total fair value of shares granted during the six months ended October 31, 2011, was $6,461.

Total compensation costs recorded for the six months ended October 31, 2011 and 2010, respectively, were $1,521 and $1,057 for the stock option and restricted stock unit awards. As of October 31, 2011, there was $6,459 of total unrecognized compensation costs related to the Plan and Prior Plans for stock options and $1,435 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2014.

6. Acquisitions

During the first six months of fiscal 2012, the Company acquired 33 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,868
Property and equipment	18,765

Total assets	21,633

Liabilities assumed:
Accrued expenses	271

Total liabilities	271

Net tangible assets acquired, net of cash	21,362
Goodwill and other intangible assets	16,364

Total consideration paid, net of cash acquired	$37,726

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Six months ended October 31,
	2011	2010
Total revenues	$3,684,634	2,781,579
Net earnings	77,801	61,161
Earnings per share:
Basic	$2.05	1.31
Diluted	$2.03	1.30

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

8. Income Tax Contingencies

The total amount of gross unrecognized tax benefits was $6,148 at April 30, 2011. At October 31, 2011, we had a total of $7,727 in gross unrecognized tax benefits. Of this amount, $5,022 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $312 at October 31, 2011 and $245 at April 30, 2011. Net interest and penalties included in income tax expense for the six months ended October 31, 2011 was an expense of $67 and a benefit of $95 for the same period of 2010. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of October 31, 2011, the Company has an ongoing federal income tax examination for the tax year 2009. Two states have an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,411 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2007 and forward. Tax years 2005 and forward are subject to audit by state tax authorities depending on the tax code of each state.

9. Subsequent Events

Events that have occurred subsequent to October 31, 2011 have been evaluated through the filing date of this Quarterly Report on Form 10-Q with the SEC.

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

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in eleven Midwestern states, primarily Iowa, Missouri and Illinois. On October 31, 2011, there were a total of 1,677 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 59% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At October 31, 2011, the Company owned the land at 1,655 locations and the buildings at 1,663 locations, and leased the land at 22 locations and the buildings at 14 locations.

The Company reported basic earnings per common share of $0.99 for the second quarter of fiscal 2012. For the same quarter a year-ago, basic earnings per common share were $0.51. The second quarter of fiscal 2011 results include $11,350 in loss on early retirement of debt and $8,076 in legal and advisory fees associated with the hostile takeover attempt by Alimentation Couche-Tard, Inc. (“Couche-Tard”). Without those expenses, basic earnings per common share would have been approximately $0.81 for the year-ago quarter.

During the second fiscal quarter, the Company opened one replacement store, acquired six stores and completed six new-store constructions. The annual goal is to increase the number of stores by 4% to 6%.

The second quarter results reflect a 2.9% decrease in same-store gasoline gallons sold, with an average margin of approximately 16.7 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a favorable gasoline margin environment.

Same store sales of grocery and other merchandise rose 5.8% from the comparable period in the prior year with an average margin of 32.5%. Prepared foods and fountain same store sales increased 14.2% from the comparable period in the prior year with an average margin of 59.5%. Operating expenses increased 12.1% in the second quarter of fiscal 2012 from the comparable period in the prior year. Without the expenses associated with the unsolicited offer by Couche-Tard in the prior year, operating expenses would have increased 18.4%, primarily due to 128 more stores in operation, a $5,207 increase in credit card fees, and higher transportation costs associated with higher fuel prices compared to the same period a year ago.

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

Three Months Ended October 31, 2011 Compared to

Three Months Ended October 31, 2010

(Dollars and Amounts in Thousands)

Three months ended 10/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,288,498	357,816	128,838	7,366	1,782,518
Gross profit	62,688	116,221	76,658	7,351	262,918
Margin	4.9%	32.5%	59.5%	99.8%	14.7%
Gasoline gallons	375,815

Three months ended 10/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$927,617	308,900	107,183	5,819	1,349,519
Gross profit	52,755	101,655	67,161	5,806	227,377
Margin	5.7%	32.9%	62.7%	99.8%	16.8%
Gasoline gallons	353,527

Total revenue for the second quarter of fiscal 2012 increased by $432,999 (32.1%) over the comparable period in fiscal 2011. Retail gasoline sales increased by $360,881 (38.9%) as the number of gallons sold increased by 22,288 (6.3%) while the average retail price per gallon increased 30.9%. During this same period, retail sales of grocery and general merchandise increased by $48,916 (15.8%), primarily due to a greater number of stores in operation and increases in sales of tobacco products, sports and energy drinks and other beverages. Prepared food and fountain sales also increased by $21,655 (20.2%), due to a greater number of stores in operation, the addition of made-to-order sub sandwiches and expanded coffee offerings.

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $1,547 (26.6%) for the second quarter of fiscal 2012 primarily due to the increases in car wash revenues, lottery commissions, and ATM commissions from the comparable period in the prior year.

Total gross profit margin was 14.7% for the second quarter of fiscal 2012, compared to 16.8% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 4.9%) during the second quarter of fiscal 2012 from the second quarter of the prior year (5.7%). However, the gross profit margin per gallon increased (to $.1668) in the second quarter of fiscal 2012 from the comparable period in the prior year ($.1492), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.5%) from the comparable period in the prior year (32.9%), primarily due to a more competitive cigarette pricing environment and a shift to larger pack purchases in the beer category. The prepared food margin also decreased (to 59.5%) from the comparable period in the prior year (62.7%), primarily due to higher commodity costs.

Operating expenses increased 12.1% in the second quarter of fiscal 2012 from the comparable period in the prior year. The second quarter of fiscal 2011 included a $8,076 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard. Without these charges in the comparable period, operating expenses would have increased 18.4%, primarily due to a greater number of stores in operation, a $5,207 increase in credit card fees, and higher transportation costs associated with higher fuel prices compared to the same period a year ago. Operating expenses as a percentage of total revenue were 9.6% for the second quarter of fiscal 2012 compared to 11.4% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by the increase in revenues due to the increase in the average retail price per gallon of gasoline sold.

Depreciation and amortization expense increased 16.9% to $23,432 in the second quarter of fiscal 2012 from $20,041 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate decreased 110 basis points to 36.1% in the second quarter of fiscal year 2012 from 37.2% in the second quarter of fiscal year 2011. The decrease in the effective tax rate was primarily due to higher federal tax credits for the current year. However, this result was partially offset by a higher taxable income. Net earnings increased by $15,940 (73.5%). The increase in net earnings was attributable primarily to the increases in gross profit dollars from all three major categories; gas, grocery and other merchandise, and prepared food and fountain. However, this was partially offset by the increase in operating expenses.

Six Months Ended October 31, 2011 Compared to

Six Months Ended October 31, 2010

(Dollars and Amounts in Thousands)

Six months ended 10/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,666,412	722,987	252,681	14,270	3,656,350
Gross profit	128,009	234,950	152,501	14,240	529,700
Margin	4.8%	32.5%	60.4%	99.8%	14.5%
Gasoline gallons	755,911

Six months ended 10/31/10	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,864,270	626,106	209,565	11,605	2,711,546
Gross profit	111,661	205,680	132,431	11,576	461,348
Margin	6.0%	32.9%	63.2%	99.8%	17.0%

Gasoline gallons	712,117

Total revenue for the first six months of fiscal 2012 increased by $944,804 (34.8%) over the comparable period in fiscal 2011. Retail gasoline sales increased by $802,142 (43%) as the number of gallons sold increased by 43,794 (6.1%) while the average retail price per gallon increased 34.7%. During this same period, retail sales of grocery and general merchandise increased by $96,881 (15.5%), primarily due to a greater number of stores in operation and increases in sales of tobacco products, sports and energy drinks, and other beverages . Prepared food and fountain sales also increased by $43,116 (20.6%), due to a greater number of stores in operation, the addition of made-to-order sub sandwiches, and expanded coffee offerings.

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and ATM commissions received and car wash revenues. These revenues increased $2,665 (23%) for the first six months of fiscal 2012 primarily due to the increases in car wash revenues, lottery commissions, and ATM commissions from the comparable period in the prior year.

Total gross profit margin was 14.5% for the first six months of fiscal 2012 compared to 17% for the comparable period in the prior year, primarily due to decreases in the gross profit margin of all three of our major categories. The gross profit margin on retail gasoline sales decreased (to 4.8%) during the first six months of fiscal 2012 from the comparable period of the prior year (6%). However, the gross profit margin per gallon increased (to $.1693) in the first six months of fiscal 2012 from the comparable period in the prior year ($.1568), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.5%) from the comparable period in the prior year (32.9%), primarily due to a more competitive cigarette pricing environment and a shift to larger pack purchases in the beer category. The prepared food margin also decreased (to 60.4%) from the comparable period in the prior year (63.2%), primarily due to higher commodity costs.

Operating expenses increased 12.3% in the first six months of fiscal 2012 from the comparable period in the prior year. The first six months of fiscal 2011 included a $14,314 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard. Without these charges in the comparable period, operating expenses would have increased 17.8%, primarily due to a greater number of stores in operation, an $11,780 increase in credit card fees, and higher transportation costs associated with higher fuel prices. Operating expenses as a percentage of total revenue were 9.4% for the first six months of fiscal 2011 compared to 11.3% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by the increase in revenues due to the increase in the average retail price per gallon of gasoline sold.

Depreciation and amortization expense increased 17% to $46,327 in the first six months of fiscal 2012 from $39,604 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.Interest expense increased $6,989 (65.2%) in the first six months of fiscal 2012 from the comparable period in the prior year, primarily due to the additional $569,000 principal amount outstanding on the 5.22% Senior Notes issued on August 9, 2010.

The effective tax rate decreased 20 basis points to 37.1% for the first six months of fiscal year 2012 from 37.3% for the comparable period of the prior year. The net decrease in the effective tax rate was primarily due to higher federal tax credits for the current year, partially offset by a smaller increase in uncertain tax positions related to state filing positions in prior years.

Net earnings increased by $18,045 (30.6%). The increase in net earnings was attributable primarily to the increases in gross profit dollars from all three major categories; gas, grocery and other merchandise, and prepared food and fountain. However, this was partially offset by the increases in operating expenses, depreciation and amortization, and interest expense.

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

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of October 31, 2011, there was $104,386 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

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

Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $196 during the six months ended October 31, 2011. The Company did not incur any impairment charges during the six months ended October 31, 2010.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2011, the Company’s ratio of current assets to current liabilities was .97 to 1. The ratio at October 31, 2010 and April 30, 2011 was 1.34 to 1 and 1 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $23,279 (14.1%) in the six months ended October 31, 2011 from the comparable period in the prior year, primarily as a result of increases in net earnings, deferred income taxes, and income taxes payable. This result was partially offset by a decrease in accounts payable. Cash used in investing in the six months ended October 31, 2011 increased due to the increase in the purchase of additional property and equipment and additional store acquisition activity. Cash used in financing decreased, primarily due to the proceeds from long-term debt in the comparable period in the prior year. This impact was partially offset by the repurchase of 13,157,894 shares of Common Stock and an increase in the repayments of long-term debt in the comparable period in the prior year.

Capital expenditures represent the single largest use of Company funds. Management believes that by reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2012, the Company expended $151,988 primarily for property and equipment, resulting from the construction, acquisition and remodeling of stores, compared to $115,242 for the comparable period in the prior year. The Company anticipates expending between $204,000 and $267,000 in fiscal 2012 for construction, acquisition, and remodeling of stores, primarily from existing cash and funds generated by operations.

As of October 31, 2011, the Company had long-term debt, net of current maturities, of $673,466 consisting of $569,000 in principal amount of 5.22% Senior Notes, $95,000 in principal amount of 5.72% Senior Notes, Series A and B, $9,461 of capital lease obligations and $5 of mortgage notes payable.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,938 USTs, of which 3,103 are fiberglass and 835 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2011 and 2010, the Company spent approximately $648 and $1,083, respectively, for assessments and remediation. During the six months ended October 31, 2011, the Company expended approximately $632 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2011, approximately $13,946 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2011 of approximately $276 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2011 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the six months ended October 31, 2011 and 2010. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

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

CASEY’S GENERAL STORES, INC.

Date: December 8, 2011	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.