Form 10-Q
period 2012-01-31
CASEYS GENERAL STORES INC
filed 2012-03-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2012
Common stock, no par value per share	38,080,309 shares

CASEY’S GENERAL STORES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	January 31, 2012	April 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$46,338	59,572
Receivables	17,471	20,154
Inventories	161,942	159,200
Prepaid expenses	1,846	1,180
Deferred income taxes	12,315	10,405
Income tax receivable	19,803	43,376

Total current assets	259,715	293,887

Other assets, net of amortization	11,985	11,721

Goodwill	104,386	88,042
Property and equipment, net of accumulated depreciation of $838,547 at January 31, 2012 and $777,342 at April 30, 2011	1,347,536	1,217,305

Total assets	$1,723,622	1,610,955

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2012	April 30, 2011
Current liabilities:
Notes payable	$—	600
Current maturities of long-term debt	5,733	1,167
Accounts payable	185,184	215,675
Accrued expenses	90,586	77,058

Total current liabilities	281,503	294,500

Long-term debt, net of current maturities	673,113	678,680

Deferred income taxes	249,885	203,078

Deferred compensation	13,963	13,858

Other long-term liabilities	19,520	16,943

Total liabilities	1,237,984	1,207,059

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	9,144	3,996
Retained earnings	476,494	399,900

Total shareholders’ equity	485,638	403,896

	$1,723,622	1,610,955

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Total revenue	$1,578,950	1,374,199	5,235,300	4,085,745
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,350,200	1,171,668	4,476,850	3,421,866

Gross profit	228,750	202,531	758,450	663,879

Operating expenses	169,231	151,506	512,479	457,155
Depreciation and amortization	24,616	20,769	70,943	60,373
Interest, net	8,730	8,908	26,441	19,630
Loss on early retirement of debt	—	—	—	11,350

Earnings before income taxes	26,173	21,348	148,587	115,371
Federal and state income taxes	9,474	8,473	54,865	43,518

Net earnings	$16,699	12,875	93,722	71,853

Earnings per common share
Basic	$.44	.34	2.46	1.64

Diluted	$.43	.34	2.44	1.63

Basic weighted average shares outstanding	38,071,742	37,938,394	38,050,676	43,727,582
Plus effect of stock compensation	383,394	305,056	342,826	272,828

Diluted weighted average shares outstanding	38,455,136	38,243,450	38,393,502	44,000,410

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2012	2011
Cash flows from operations:
Net earnings	$93,722	71,853
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	70,943	60,373
Other amortization	343	348
Stock based compensation	2,657	1,305
Loss on sale and disposal of property and equipment	1,201	239
Deferred income taxes	44,897	39,721
Excess tax benefits related to stock option exercises	(564)	(594)
Loss on early retirement of debt	—	11,350
Changes in assets and liabilities:
Receivables	2,683	(4,092)
Inventories	126	(3,396)
Prepaid expenses	(666)	(449)
Accounts payable	(30,491)	13,918
Accrued expenses	13,257	16,404
Income taxes	26,167	(24,178)
Other, net	(45)	(390)

Net cash provided by operations	224,230	182,412

Cash flows from investing:
Purchase of property and equipment	(184,603)	(155,353)
Payments for acquisition of stores, net of cash acquired	(37,726)	(101,040)
Proceeds from sale of property and equipment	1,294	1,245

Net cash used in investing activities	(221,035)	(255,148)

Cash flows from financing:
Proceeds from long-term debt	—	569,000
Payments of long-term debt	(1,192)	(68,836)
Net borrowings of short-term debt	(600)	9,000
Proceeds from exercise of stock options	1,927	3,465
Payments of cash dividends	(17,128)	(15,341)
Repurchase of common stock	—	(501,026)
Payments of prepayment penalties	—	(11,350)
Excess tax benefits related to stock option exercises	564	594

Net cash used in financing activities	(16,429)	(14,494)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2012	2011
Net decrease in cash and cash equivalents	(13,234)	(87,230)
Cash and cash equivalents at beginning of the period	59,572	151,676

Cash and cash equivalents at end of the period	$46,338	64,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2012	2011
Cash paid (received) during the period for:
Interest, net of amount capitalized	$17,841	16,934
Income taxes	(16,800)	27,332

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2012 and April 30, 2011, and the results of operations for the three months and nine months ended January 31, 2012 and 2011, and cash flows for the nine months ended January 31, 2012 and 2011.

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

4. Fair Value Disclosure

The fair value of the Company’s long-term debt excluding capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt excluding capital lease obligations was approximately $681,000 and $636,000, respectively, at January 31, 2012 and April 30, 2011. The Company has an aggregate $100,000 line of credit with no balance owed at January 31, 2012 and $600 owed at April 30, 2011.

5. Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,428,604 shares still available for grant at January 31, 2012. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 10, 2011, restricted stock units with respect to a total of 9,198 shares were granted to certain officers and key employees for the equity component of the 2011 fiscal year incentive compensation award. These awards were granted at no cost to the grantee. These awards will vest on May 1, 2014 and compensation expense is currently being recognized ratably over the vesting period. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

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

At January 31, 2012, options for shares (which expire between 2012 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding April 30, 2011	775,609	$23.38
Granted	441,000	44.39
Exercised	(96,700)	19.93
Forfeited	(3,500)	36.19

Outstanding at January 31, 2012	1,116,409	$31.94

At January 31, 2012, all outstanding options had an aggregate intrinsic value of $21,212 and a weighted average remaining contractual life of 7.2 years. The vested options totaled 338,909 shares with a weighted average exercise price of $22.48 per share and a weighted average remaining contractual life of 4.2 years. The aggregate intrinsic value for the vested options as of January 31, 2012, was $9,644. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2012, was $2,472 and the total fair value of shares granted during the nine months ended January 31, 2012, was $6,461.

Total compensation costs recorded for the nine months ended January 31, 2012 and 2011, respectively, were $2,657 and $1,305 for the stock option and restricted stock unit awards. As of January 31, 2012, there was $5,676 of total unrecognized compensation costs related to the Plan and Prior Plans for stock options and $1,082 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2014.

6. Acquisitions

During the first nine months of fiscal 2012, the Company acquired 33 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Nine months ended January 31,
	2012	2011
Total revenues	$5,262,880	4,193,013
Net earnings	94,506	74,022
Earnings per common share:
Basic	$2.48	1.69
Diluted	$2.46	1.68

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

The Court also ordered the parties to show cause in writing why the Wilson case and the American Fiber & Cabling case should not be consolidated for all purposes. The matter is now under consideration by the Court. The court has scheduled the trial to commence on May 7, 2012. Management cannot estimate or quantify the relief sought nor the amount of possible loss or potential range of loss related to these actions. Management does not believe the Company is liable to the Plaintiffs for the conduct complained of, and intends to contest the matter vigorously.

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

8. Income Tax Contingencies

The total amount of gross unrecognized tax benefits was $6,148 at April 30, 2011. At January 31, 2012, we had a total of $8,080 in gross unrecognized tax benefits. Of this amount, $5,252 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $344 at January 31, 2012 and $245 at April 30, 2011. Net interest and penalties included in income tax expense for the nine months ended January 31, 2012 was an expense of $99 and an expense of $128 for the same period of 2011. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal income tax examinations. One state has an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,411 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2008 and forward. Tax years 2005 and forward are subject to audit by state tax authorities depending on the tax code of each state.

9. Recent Accounting Pronouncements

Effective May 1, 2012, we will adopt new guidance that is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annul test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. It is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. We do not expect it to have a material impact on our consolidated financial statements.

10. Subsequent Events

Events that have occurred subsequent to January 31, 2012 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

11. Risk Factors

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

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in eleven Midwestern states, primarily Iowa, Missouri and Illinois. On January 31, 2012, there were a total of 1,686 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 59% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At January 31, 2012, the Company owned the land at 1,665 locations and the buildings at 1,672 locations, and leased the land at 21 locations and the buildings at 14 locations.

The Company reported basic earnings per common share of $0.44 for the third quarter of fiscal 2012. For the same quarter a year-ago, basic earnings per common share were $0.34. The third quarter of fiscal 2011 results include $1,725 in legal and advisory fees pertaining to the evaluation of the unsolicited offer and related actions by Alimentation Couche-Tard, Inc. (“Couche-Tard”) and the evaluation of a proposal from 7-Eleven, Inc. (“7-Eleven”). Without those expenses, basic earnings per common share would have been approximately $0.37 for the year-ago quarter.

During the third fiscal quarter, the Company completed ten new-store constructions, opened five replacement stores, and closed one store. The annual goal is to increase the number of stores by 4% to 6%.

The third quarter results reflected a 2.4% decrease in same-store gasoline gallons sold, with an average margin of approximately 13.6 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. During the quarter, the Company continued to benefit from a responsive pricing environment.

Same store sales of grocery and other merchandise increased 6.3% and prepared foods and fountain increased 12.6% during the third quarter. Operating expenses increased 11.7% in the quarter primarily due to 68 more stores in operation compared to the same period a year ago, 145 additional stores converted to 24 hour operations, a $2,151 increase in credit card fees and higher transportation costs associated with higher fuel prices.

The increased retail price of gasoline in recent months has generally had an adverse impact on consumer disposable income in the Midwest. These conditions have somewhat lowered the overall demand for gasoline and the merchandise sold in stores, and management believes customers often are “trading down” to less expensive items inside the store. Also, inflationary pressures in commodity costs have had an adverse effect on the gross profit margin in the prepared food and fountain category. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended January 31, 2012 Compared to

Three Months Ended January 31, 2011

(Dollars and Amounts in Thousands)

Three months ended 1/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,141,230	311,199	118,750	7,771	1,578,950
Gross profit	49,180	99,099	72,714	7,757	228,750
Margin	4.3%	31.8%	61.2%	99.8%	14.5%

Gasoline gallons	360,773

Three months ended 1/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$991,143	276,075	100,189	6,792	1,374,199
Gross profit	48,101	85,385	62,266	6,779	202,531
Margin	4.9%	30.9%	62.1%	99.8%	14.7%

Gasoline gallons	347,029

Total revenue for the third quarter of fiscal 2012 increased by $204,751 (14.9%) over the comparable period in fiscal 2011. Retail gasoline sales increased by $150,087 (15.1%) as the number of gallons sold increased by 13,744 (4%) while the average retail price per gallon increased 10.8%. During this same period, retail sales of grocery and general merchandise increased by $35,124 (12.7%), primarily due to increases in sales of tobacco products, sports and energy drinks, other beverages, and 68 more stores in operation. Prepared food and fountain sales also increased by $18,561 (18.5%), due to our remodel program, the addition of kitchens to recent acquisitions, 145 additional stores converted to 24 hour operations, and 68 more stores in operation .

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $979 (14.4%) for the third quarter of fiscal 2012 primarily due to the increases in lottery commissions from the comparable period in the prior year.

Total gross profit margin was 14.5% for the third quarter of fiscal 2012, compared to 14.7% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased to (4.3%) during the third quarter of fiscal 2012 from the third quarter of the prior year (4.9%). The gross profit margin per gallon also decreased slightly (to $.1363) in the third quarter of fiscal 2012 from the comparable period in the prior year ($.1386). The gross profit margin on retail sales of grocery and other merchandise increased (to 31.8%) from the comparable period in the prior year (30.9%), primarily due to the increased contribution of higher-margin items driven by our new store design and remodel program, as well as favorable weather comparisons. The prepared food margin decreased (to 61.2%) from the comparable period in the prior year (62.1%), primarily due to higher commodity costs.

Operating expenses increased 11.7% in the third quarter of fiscal 2012 from the comparable period in the prior year. The third quarter of fiscal 2011 included a $1,725 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard. Without these charges in the comparable period, operating expenses would have increased 13%, primarily due to 68 more stores in operation, 145 additional stores converted to 24 hour operations, a $2,151 increase in credit card fees, and higher transportation costs associated with higher fuel prices compared to the same period a year ago. Operating expenses as a percentage of total revenue were 10.7% for the third quarter of fiscal 2012 compared to 11% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by the increase in revenues due to the increase in the average retail price per gallon of gasoline sold.

Depreciation and amortization expense increased 18.5% to $24,616 in the third quarter of fiscal 2012 from $20,769 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate decreased 350 basis points to 36.2% in the third quarter of fiscal year 2012 from 39.7% in the third quarter of fiscal year 2011. The decrease in the effective tax rate was primarily due to higher federal tax credits for the current year. However, this result was partially offset by a higher taxable income.

Net earnings increased by $3,824 (29.7%). The increase in net earnings was attributable primarily to the increases in gross profit dollars from all three major categories; gas, grocery and other merchandise, and prepared food and fountain. However, this was partially offset by increases in operating expenses and depreciation and amortization.

Nine Months Ended January 31, 2012 Compared to

Nine Months Ended January 31, 2011

(Dollars and Amounts in Thousands)

Nine months ended 1/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,807,642	1,034,187	371,431	22,040	5,235,300
Gross profit	177,189	334,049	225,215	21,997	758,450
Margin	4.7%	32.3%	60.6%	99.8%	14.5%

Gasoline gallons	1,116,684

Nine months ended 1/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,855,413	902,181	309,754	18,397	4,085,745
Gross profit	159,762	291,065	194,697	18,355	663,879
Margin	5.6%	32.3%	62.9%	99.8%	16.2%

Gasoline gallons	1,059,146

Total revenue for the first nine months of fiscal 2012 increased by $1,149,555 (28.1%) over the comparable period in fiscal 2011. Retail gasoline sales increased by $952,229 (33.3%) as the number of gallons sold increased by 57,538 (5.4%) while the average retail price per gallon increased 26.5%. During this same period, retail sales of grocery and general merchandise increased by $132,006 (14.6%), primarily due to increases in sales of tobacco products, sports and energy drinks, other beverages, and 68 more stores in operation. Prepared food and fountain sales also increased by $61,677 (19.9%), due to our remodel program, the addition of kitchens to recent acquisitions, 145 additional stores converted to 24 hour operations,and 68 more stores in operation and .

The other revenue category primarily consists of lottery, prepaid phone cards, video rental and ATM commissions received and car wash revenues. These revenues increased $3,643 (19.8%) for the first nine months of fiscal 2012 primarily due to the increases in lottery commissions and car wash revenues from the comparable period in the prior year.

Total gross profit margin was 14.5% for the first nine months of fiscal 2012, compared to 16.2% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 4.7%) during the first nine months of fiscal 2012 from the comparable period of the prior year (5.6%). However, the gross profit margin per gallon increased (to $.1587) in the first nine months of fiscal 2012 from the comparable period in the prior year ($.1508), primarily due to the competitive response of many gasoline retailers to the movement of wholesale costs. The gross profit margin on retail sales of grocery and other merchandise remained constant with the comparable period in the prior year (32.3%). The prepared food margin decreased (to 60.6%) from the comparable period in the prior year (62.9%), primarily due to higher commodity costs.

Operating expenses increased 12.1% in the first nine months of fiscal 2012 from the comparable period in the prior year. The first nine months of fiscal 2011 included a $16,038 pre-tax charge related to the evaluation of the unsolicited offer and related actions by Couche-Tard and the proposal from 7-Eleven. Without these charges in the comparable period, operating expenses would have increased 16.2%, primarily due to 68 more stores in operation, 145 additional stores converted to 24 hour operations, a $13,931 increase in credit card fees, and higher transportation costs associated with higher fuel prices compared to the same period a year ago. Operating expenses as a percentage of total revenue were 9.8% for the first nine months of fiscal 2012 compared to 11.2% for the comparable period in the prior year. The decrease in operating expenses as a percentage of total revenue was caused primarily by higher gasoline revenues resulting from the increase in the average retail price per gallon of gasoline sold.

Depreciation and amortization expense increased 17.5% to $70,943 in the first nine months of fiscal 2012 from $60,373 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

Interest expense increased $6,811 (34.7%) in the first nine months of fiscal 2012 from the comparable period in the prior year, primarily due to the additional $569,000 principal amount outstanding on the 5.22% Senior Notes issued on August 9, 2010.

The effective tax rate decreased 80 basis points to 36.9% for the first nine months of fiscal year 2012 from 37.7% for the comparable period of the prior year. The net decrease in the effective tax rate was primarily due to higher federal tax credits for the current year, partially offset by an increase in uncertain tax positions related to state filing positions in prior years.

Net earnings increased by $21,869 (30.4%). The increase in net earnings was attributable primarily to the increases in gross profit dollars from all three major categories; gas, grocery and other merchandise, prepared food and fountain, and the loss on early retirement of debt in fiscal 2011. However, this was partially offset by increases in operating expenses, depreciation and amortization, and interest expense.

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

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of January 31, 2012, there was $104,386 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, a further analysis of the amount of potential impairment is performed. The impairment loss is based on the estimated amount by which carrying value exceeds fair value of the asset group. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $157 and $159 during the nine months ended January 31, 2012 and 2011, respectively. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2012, the Company’s ratio of current assets to current liabilities was .92 to 1. The ratio at January 31, 2011 and April 30, 2011 was 1.03 to 1 and 1 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $41,818 (22.9%) in the nine months ended January 31, 2012 from the comparable period in the prior year, primarily as a result of increases in net earnings, depreciation and amortization, deferred income taxes, and the decrease in the income tax receivable. This result was partially offset by the decrease in accounts payable. Cash used in investing in the nine months ended January 31, 2012 decreased due to the decrease in the store acquisition activity, partially offset by an increase in cash paid for purchases of property and equipment. Cash used in financing increased, primarily due to the increase in dividends paid.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2012, the Company expended $222,329 primarily for property and equipment, resulting from the construction, acquisition and remodeling of stores, compared to $256,393 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $204,000 and $267,000 in fiscal 2012 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations. The Company currently anticipates expending between $40,000 and $60,000 during the final quarter of fiscal 2012.

As of January 31, 2012, the Company had long-term debt, net of current maturities, of $673,113 consisting of $569,000 in principal amount of 5.22% Senior Notes, $95,000 in principal amount of 5.72% Senior Notes, Series A and B, and $9,113 of capital lease obligations.

To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of 6-1/4% Convertible Subordinated Debentures (which were converted into shares of Common Stock in 1994), the Senior Notes, a mortgage note, existing cash, and funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of stores are expected to be met from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.

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

Tobacco Products. Sales of tobacco products represent a significant portion of the Company’s revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to further regulate and discourage smoking in the United States, have had, and are expected to continue having, an adverse effect on the demand for cigarettes sold by Company stores. The Company attempts to pass price increases onto its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the retail price of cigarettes, the volume of cigarettes sold by stores and overall customer traffic, and have a material adverse impact on the Company’s earnings and profits.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 3,960 USTs, of which 3,133 are fiberglass and 827 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2011 and 2010, the Company spent approximately $648 and $1,083, respectively, for assessments and remediation. During the nine months ended January 31, 2012, the Company expended approximately $840 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2012, approximately $14,169 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2012 of approximately $346 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2012 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the nine months ended January 31, 2012 and 2011. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

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

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2011 Annual Report on Form 10-K.

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010, and the Current Report on Form 8-K filed May 20, 2011).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Report on Form 8-K filed May 20, 2011 and the Current Report on Form 8-K filed August 2, 2011).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010).

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 8, 2012	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President & Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.