Form 10-K
period 2012-04-30
CASEYS GENERAL STORES INC
filed 2012-06-26
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2012

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

Yes  [  ]    No  [X]

As of October 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,806,907,000 based on the closing sales price ($49.55 per share) as quoted on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 22, 2012
Common Stock, no par value per share	38,156,309 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2012.

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. and its wholly owned subsidiaries (the Company/Casey’s/we) operate convenience stores under the name “Casey’s General Store” in 11 Midwestern states, primarily Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all Casey’s stores offer gasoline for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2012, there were a total of 1,699 stores in operation. There were 30 stores newly constructed and 35 acquired stores opened in fiscal 2012, and 3 stores were closed in fiscal 2012. We operate a central warehouse, Casey’s Distribution Center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores.

Approximately 59% of all our stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of our stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.

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

It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2012, the Company was selling donuts prepared on store premises in approximately 98% of our stores in addition to cookies, brownies, and Danish rolls. The Company installs donut-making equipment in all newly constructed stores.

We began marketing made-from-scratch pizza in 1984, and it is available in 1,654 stores (97%) as of April 30, 2012. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites. The newly constructed stores and many of the remodeled stores now offer made-to-order sub sandwiches.

The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nongasoline items have generated about 29% of our total revenue, but they have resulted in approximately 74% of our gross profits. Gross profit margins on prepared food items averaged approximately 62% during the three fiscal years ended April 30, 2012—substantially higher than the gross profit margin on retail sales of gasoline, which averaged approximately 5%.

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

All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. A majority of store locations are open from 6:00 a.m. to 11:00 p.m., although hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. We also currently operate 352 stores on a 24-hour basis. We require that all stores maintain a bright, clean interior and provide prompt checkout service. It is our policy not to install electronic games or sell adult magazines on store premises.

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

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings. Approximately 73% of Casey’s total revenue for the year ended April 30, 2012 was derived from the retail sale of gasoline. The following table summarizes gasoline sales for the three fiscal years ended April 30, 2012:

	Year ended April 30,

	2012	2011	2010
Number of gallons sold	1,476,153,594	1,394,456,573	1,283,479,481

Total retail gasoline sales	$5,092,310,886	$3,998,702,258	$3,177,489,872

Percentage of total revenue	72.9%	71.0%	68.5%

Gross profit percentage (excluding credit card fees)	4.4%	5.3%	5.6%

Average retail price per gallon	$3.45	$2.87	$2.48

Average gross profit margin per gallon (excluding credit card fees)	15.35¢	15.21¢	13.88¢

Average number of gallons sold per store*	870,195	868,790	853,725

*Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.

Retail prices of gasoline increased during the year ended April 30, 2012. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation and our efforts to price our retail gasoline to compete in local market areas. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

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

In fiscal 2012, we purchased directly from manufacturers a majority of the food and nonfood items sold from our distribution center. It is our practice, with few exceptions, not to enter into long-term supply contracts with any of the suppliers of products sold by Casey’s General Stores. We believe the practice enables us to respond flexibly to changing market conditions.

Personnel

On April 30, 2012, we had 10,116 full-time employees and 14,610 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

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

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 3,995 USTs, 3,164 of which are fiberglass and 831 are steel, and we believe that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners. In the years ended April 30, 2012 and 2011, we spent approximately $1,150,000 and $648,000, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2012, approximately $14,567,000 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. At April 30, 2012, we had an accrued liability of approximately $380,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

A significant percentage of our gasoline sales are made with the use of credit cards. Since the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2012 were approximately $80 million.

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

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2011 through April 30, 2012 we acquired 35 convenience stores. We expect to continue pursuing acquisition opportunities.

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

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes, their attitudes toward our industry and brands, as well as to where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly. The issue is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, it could have a material adverse effect on our business, financial condition and results of operations.

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

On April 30, 2012, we also owned the land at 1,678 store locations and the buildings at 1,685 locations and leased the land at 21 locations and the buildings at 14 locations. Most of the leases provide for the payment of a fixed rent plus property taxes and insurance and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 38,140,309 shares of common stock outstanding at April 30, 2012 had a market value of approximately $2.1 billion. On that date there were 1,923 shareholders of record.

Common Stock Market Prices

Calendar 2010	High	Low	Calendar 2011	High	Low	Calendar 2012	High	Low
Q1	$ 32.38	$ 29.03	Q1	$ 43.62	$ 35.39	Q1	$ 56.44	$ 49.52
Q2	$ 39.56	30.24	Q2	$ 45.75	$ 38.01
Q3	$ 44.68	34.85	Q3	$ 47.91	$ 39.50
Q4	$ 43.21	38.25	Q4	$ 54.22	$ 42.41

Dividends

We began paying cash dividends during fiscal 1991.The dividends paid in fiscal 2012 totaled $0.60 per share. The dividends paid in fiscal 2011 totaled $0.505 per share. On June 8, 2012, the Board of Directors declared a quarterly dividend of $0.165 payable August 15, 2012 to shareholders of record on August 1, 2012. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared during the calendar years 2010-12 were as follows:

Calendar 2010	Cash dividend declared	Calendar 2011	Cash dividend declared	Calendar 2012	Cash dividend declared
Q1	$0.085	Q1	$0.135	Q1	$0.15
Q2	0.10	Q2	0.15	Q2	0.165
Q3	0.135	Q3	0.15
Q4	0.135	Q4	0.15

	0.455		0.585

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Earnings Data

	Years ended April 30,
	2012	2011	2010		2009	2008
Total revenue	$6,987,804	$5,635,240	$4,637,087	$	4,690,525	$4,843,259
Cost of goods sold	5,984,114	4,754,173	3,844,735		3,966,919	4,155,493

Gross profit	1,003,690	881,067	792,352		723,606	687,766

Operating expenses	688,431	607,628	526,291		504,449	476,211
Depreciation and amortization	96,552	82,355	73,546		69,451	67,893
Interest, net	35,192	28,497	10,933		10,626	9,792
Loss on early retirement of debt	--------	11,350	--------		--------	--------

Earnings before income taxes	183,515	151,237	181,582		139,080	133,870
Federal and state income taxes	66,724	56,614	64,620		53,390	48,979

Net earnings	$116,791	$94,623	$116,962	$	85,690	$84,891

Basic earnings per common share	$3.07	$2.24	$2.30	$	1.69	$1.68

Diluted earnings per common share	$3.04	$2.22	$2.29	$	1.68	$1.67

Weighted average number of common shares outstanding—basic	38,068	42,285	50,899		50,787	50,681
Weighted average number of common shares outstanding—diluted	38,392	42,567	51,053		50,917	50,859

Dividends paid per common share	$0.60	$0.505	$0.34	$	0.30	$0.26

Balance Sheet Data

	As of April 30,
	2012	2011	2010	2009	2008
Current assets	$279,278	$293,887	$310,085	$284,727	$313,256
Total assets	1,774,815	1,610,955	1,388,775	1,262,695	1,219,200
Current liabilities	306,641	294,500	240,886	221,243	259,099
Long-term debt, net of current maturities	667,930	678,680	154,754	167,887	181,443
Shareholders’ equity	506,041	403,896	824,319	721,030	647,472

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (Dollars and gallons in thousands, except per share amounts)

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.

Overview

The Company operates convenience stores under the name “Casey’s General Store” in eleven Midwestern states, primarily Iowa, Missouri and Illinois. On April 30, 2012, there were a total of 1,699 stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of gasoline and the products offered in our stores.

Approximately 59% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. We operate a central warehouse, the Casey’s Distribution Center, adjacent to our Corporate Headquarters facility in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores. At April 30, 2012, the Company owned the land at 1,678 store locations and the buildings at 1,685 locations, and leased the land at 21 locations and the buildings at 14 locations.

During the fourth quarter of fiscal 2012, the Company earned $0.61 in basic earnings per share compared to $0.60 per share for the same quarter a year ago. Fiscal 2012 basic earnings per share were $3.07 versus $2.24 for the prior year. The fiscal 2011 year-end results include approximately $27.4 million in costs pertaining to the Company’s recapitalization plan completed in the second quarter of fiscal 2011 as well as the unsolicited hostile offer and related actions by Alimentation Couche-Tard Inc. The post tax impact on earnings was $17,591 using the 35.8% income tax rate which was the effective rate on those expenses after assessing their deductibility for income tax purposes within the subsidiary that the activity occurred in. Without those costs, year-to-date earnings would have been $2.65 per share last year using a weighted average share count of 42,284,664. We made this non-GAAP calculation to assist investors in comparing the financial performance of the Company without the non-operational costs associated with the unsolicited hostile offer. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

During the 2012 fiscal year, we acquired 35 convenience stores from other parties and completed 30 new store constructions. In addition to this activity, the Company also replaced 10 stores and closed 3 stores during the year.

The fourth quarter results reflected a 2.5% increase in same-store gasoline gallons sold, with an average margin of approximately 13.7 cents per gallon. For the fiscal year, same-store gallons decreased 1.5% with an average margin of 15.3 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 8.5% and prepared foods and fountain increased 16.8% during the fourth quarter of fiscal 2012.

The Company has several energy initiatives designed to reduce operating expenses associated with energy consumption. The Company believes that reducing energy consumption where feasible is a sound long-term business strategy. While individually and in aggregate the financial impact of these initiatives may not be material, implementing them throughout our operations is a part of our overall expense management. Below is a list of some of the energy initiatives the Company is currently undertaking:

•	We are pursuing LEED certification for the current new store design, and we expect we will obtain this in fiscal 2013.
•

All newly constructed stores use 100 percent high efficiency LED lighting. Also, when we perform a major remodel of an existing store, the fluorescent lighting is replaced with LED lighting. Furthermore, new canopies over the fuel pumps are installed with time systems and photo eyes to help control the canopy lighting.

•	Multiple paperless initiatives are going on throughout the Company, including going to paperless paystubs and W-2’s where state law allows.
•

Electric fuel tank heaters have been installed in our fleet of trucks, significantly reducing idle time. Futhermore, timers have been installed that automatically turn off the engine if it is idling for more than ten minutes.

•

All of our store managers receive a portion of their pay in the form of incentive compensation. This encourages store managers to efficiently manage operating expenses, including utility expenses,. All levels of supervision including executive officers and supervisory personnel within the store operations department receive some form of incentive compensation, and operating expenses have a direct impact on the amount of annual incentive compensation payments made to these employees.

For further information concerning the Company’s operating environment and certain conditions that may affect future performance, see the “Forward-looking Statements” at the end of this Item 7.

Fiscal 2012 Compared with Fiscal 2011

Total revenue for fiscal 2012 increased 24% to $6,987,804, primarily due to a 20.3% increase in average gas prices, an increase in the number of gallons sold, and an increase in same-store inside sales (grocery & other merchandise and prepared food & fountain). Retail gasoline sales for the fiscal year were $5,092,311, an increase of 27.3%, and gallons sold increased 5.9% to 1,476,154. Inside sales increased 15.8% to $1,864,707, primarily due to the major remodels, the 24-hour conversions, the expansion of our pizza delivery program, and a greater number of stores in operation.

Total gross profit margin was 14.4% for fiscal 2012 compared with 15.6% for the prior year. The gas margin decreased to 4.4% in fiscal 2012 from 5.3% in fiscal 2011 primarily due to the increase in the retail price per gallon of gasoline sold. The grocery & other merchandise margin increased slightly to 32.5% in fiscal 2012 from 32.2% in fiscal 2011. The prepared food & fountain margin decreased to 60.7% from 62.2% primarily due to the higher commodity costs during fiscal 2012.

Operating expenses increased 13.3% in fiscal 2012. After adjusting for the $16 million in expenses associated with the unsolicited hostile offer by Couche-Tard in the prior year, expenses increased 16.4% primarily due to the major remodels, the 24-hour conversions, the expansion of our pizza delivery program and a greater number of stores in operation. Higher retail gasoline prices resulted in higher sales, which decreased the operating expense ratio to 9.9% of total revenue in fiscal 2012 from 10.8% in the prior year. Higher retail gasoline prices also increased our transportation costs and credit card fees during the year.

Depreciation and amortization expense increased 17.2% to $96,552 in fiscal 2012 from $82,355 in fiscal 2011. The increase was due to capital expenditures made in fiscal 2012.

The effective tax rate decreased 100 basis points to 36.4% in fiscal 2012 from 37.4% in fiscal 2011. The decrease in the effective tax rate was primarily due to higher federal tax credits for the current year. However, this result was partially offset by a higher taxable income.

Net earnings increased to $116,791 in fiscal 2012 from $94,623 in fiscal 2011. The increase was due primarily to the $17,591 post-tax impact on fiscal 2011 net earnings pertaining to the Company’s recapitalization plan as well as the unsolicited hostile offer and related actions by Alimentation Couche-Tard, Inc., an increase in same store inside sales, the increase in the number of gasoline gallons sold, the 24-hour conversions, the major remodels, the expansion of our pizza delivery program, and a greater number of stores in operation from the prior year. However, this was partially offset by an increase in the operating expenses and a decrease in the average margin on prepared food & fountain sales.

Fiscal 2011 Compared with Fiscal 2010

Total revenue for fiscal 2011 increased 21.5% to $5,635,240, primarily due to a 15.8% increase in average gas prices, an increase in the number of gallons sold, and an increase in same-store inside sales (grocery & other merchandise and prepared food & fountain). Retail gasoline sales for the fiscal year were $3,998,702, an increase of 25.8%, and gallons sold increased 8.6% to 1,394,457. Inside sales increased 11.9% to $1,610,853, primarily due to increases in the cigarette and fountain sub-categories and a greater number of stores in operation.

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

COMPANY TOTAL REVENUE AND GROSS PROFIT BY CATEGORY

	1,003,690	1,003,690	1,003,690	1,003,690	1,003,690	1,003,690
		Years ended April 30,
		2012		2011		2010
Total revenue by category
Gasoline		$5,092,311		$3,998,702		$3,177,490
Grocery & other merchandise		1,364,995		1,195,613		1,073,508
Prepared food & fountain		499,712		415,240		365,793
Other		30,786		25,685		20,296

		$6,987,804		$5,635,240		$4,637,087

Gross profit by category (1)
Gasoline		$226,559		$212,038		$178,176
Grocery & other merchandise		443,245		385,250		360,432
Prepared food & fountain		303,159		258,151		233,507
Other		30,727		25,628		20,237

		$1,003,690		$881,067		$792,352

INDIVIDUAL STORE COMPARISONS (2)

	1,003,690	1,003,690	1,003,690	1,003,690	1,003,690	1,003,690
		Years ended April 30,
		2012		2011		2010
Average retail sales		$4,117		$3,497		$3,070
Average retail inside sales		1,117		1,015		958
Average gross profit on inside items		448		404		389
Average retail sales of gasoline		3,000		2,482		2,112
Average gross profit on gasoline (3)		134		132		119
Average operating income (4)		191		180		164
Average number of gallons sold		870		869		854

(1)	Gross profits represent total revenue less cost of goods sold. Gross profit is given before charge for depreciation and amortization and credit card fees.

(2)	Individual store comparisons include only those stores that had been in operation for at least one full year on April 30 of the fiscal year indicated.

(3)	Retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be adversely affected by factors beyond our control, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on our earnings.

(4)	Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our matching contribution paid to the 401(k) Plan.

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	201	2011	2010
Gasoline gallons	-1.5%	1.6%	-0.1%
Grocery & other merchandise	6.7	4.6	3.3
Prepared food & fountain	14.3%	7.7	4.2

The same store sales comparison includes aggregated individual store results for all stores open throughout both periods presented. When comparing quarterly data the store must be open for each entire quarter. When comparing annual data, the store must be open for each entire fiscal year being compared.

Remodeled stores that remained open or were closed for just a very brief period of time (less than a week) during the period being compared remain in the same store sales comparison. If a store is replaced, either at the same location (razed and rebuilt) or relocated to a new location, it is removed from the comparison until the new store has been open for each entire period being compared. Newly constructed and acquired stores do not enter the calculation until they are open for each entire period being compared as well.

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.

Inventory

Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market. For gasoline, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method for financial and income tax reporting applied to inventory values determined primarily by our FIFO accounting system for warehouse inventories and the retail inventory method (RIM) for store inventories, except for cigarettes, beer, pop, and prepared foods, which are valued at cost. RIM is an averaging method widely used in the retail industry because of its practicality.

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

Long-lived Assets

The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally on a store-by-store basis. We recorded impairment charges of $226 in fiscal 2012, $348 in fiscal 2011, and $100 in fiscal 2010.

Self-insurance

We are primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $23,701 and $22,129 for the years ended April 30, 2012 and 2011, respectively.

Goodwill

Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2012, there was $104,385 of goodwill and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Liquidity and Capital Resources

Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2012, the Company’s ratio of current assets to current liabilities was .91 to 1. The ratio at April 30, 2011 and at April 30, 2010 was 1 to 1. We believe our current $100,000 bank line of credit together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operating activities increased $33,436 (12.8%) in the year ended April 30, 2012, primarily because of a large increase in net earnings and a large decrease in income taxes receivable. This result was partially offset by decreases in accounts payable and the loss on early retirement of debt. Cash used in investing activities in the year ended April 30, 2012 decreased $47,391 (14.6%) primarily due to the decrease in the store acquisitions from the prior year. Cash used in financing activities decreased $7,624 (27.2%), primarily due to the decrease in the repayments of long-term debt.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2012, we expended $280,318 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $328,140 in the prior year. In fiscal 2013, we anticipate expending between $276,000 and $338,000, primarily from existing cash and funds generated by operations, for construction, acquisition, and remodeling of stores.

As of April 30, 2012, we had long-term debt, net of current maturities, of $667,930 consisting of $569,000 in principal amount of 5.22% senior notes, $90,000 in principal amount of 5.72% senior notes, series A and B; and $8,930 of capital lease obligations.

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

The table below presents our significant contractual obligations, including interest, at April 30, 2012:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$941,356	45,279	83,627	96,696	715,754
Mortgage notes	23	23	--------	--------	-------
Capital lease obligations	17,287	1,266	2,160	1,399	12,462
Operating lease obligations	2,863	928	1,124	330	481
Unrecognized tax benefits	7,538	-------	-------	-------	-------
Deferred compensation	14,698	-------	-------	-------	-------

Total	$983,765	47,496	86,911	98,425	728,697

Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the “Payments due by period” section of the table.

At April 30, 2012, the Company had a total of $7,538 in gross unrecognized tax benefits. Of this amount, $4,900 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. These unrecognized tax benefits relate to the state income tax filing positions and federal tax credits claimed for the Company’s corporate subsidiaries. The total amount of accrued interest and penalties for such unrecognized tax benefits was $249 as of April 30, 2012. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2009 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of April 30, 2012, the Company has no ongoing federal income tax examination. One state has an examination in progress. The Company did not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $1,370 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

Included in long-term liabilities on our consolidated balance sheet at April 30, 2012, was a $14,698 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the “Payments due by period” section of the table. However, certain payments will be due during the next 5 years.

At April 30, 2012, we were partially self-insured for workers’ compensation claims in all eleven states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $15,000 and $12,000, respectively, were issued and outstanding at April 30, 2012 and 2011, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2012 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of those derivative instruments. No such derivative instruments were used during fiscal year 2012, 2011, or 2010. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2012 and 2011, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years in the three-year period ended April 30, 2012. We also have audited the Company’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/KPMG LLP

Des Moines, Iowa

June 26, 2012

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	XXXXXXX	XXXXXXX	XXXXXXX	XXXXXXX
		April 30,
		2012		2011
Assets
Current assets
Cash and cash equivalents		$55,919		$59,572
Receivables		21,700		20,154
Inventories		170,794		159,200
Prepaid expenses		1,298		1,180
Deferred income taxes		13,143		10,405
Income taxes receivable		16,424		43,376

Total current assets		279,278		293,887

Property and equipment, at cost
Land		381,756		348,456
Buildings and leasehold improvements		807,795		724,170
Machinery and equipment		1,035,651		907,483
Leasehold interest in property and equipment		14,545		14,538

		2,239,747		1,994,647
Less accumulated depreciation and amortization		860,998		777,342

Net property and equipment		1,378,749		1,217,305

Other assets, net of amortization		12,403		11,721
Goodwill		104,385		88,042

Total assets		$1,774,815		$1,610,955

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable to bank		$-		$600
Current maturities of long-term debt		10,737		1,167
Accounts payable		211,165		215,675
Accrued expenses
Wages and related taxes		15,010		13,014
Property taxes		19,111		17,283
Insurance		23,701		22,129
Other		26,917		24,632

Total current liabilities		306,641		294,500

Long-term debt, net of current maturities		667,930		678,680
Deferred income taxes		260,405		203,078
Deferred compensation		14,698		13,858
Other long-term liabilities		19,100		16,943

Total liabilities		1,268,774		1,207,059

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued		-		-
Common stock, no par value, 38,140,309 and 37,966,709 shares issued and outstanding at April 30, 2012 and 2011, respectively		12,199		3,996
Retained earnings		493,842		399,900

Total shareholders’ equity		506,041		403,896

Total liabilities and shareholders’ equity		$1,774,815		$1,610,955

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	x	x	x	x	x	x
		Years ended April 30,
		2012		2011		2010
Total revenue		$6,987,804		$5,635,240		$4,637,087
Cost of goods sold (exclusive of depreciation, shown separately below)		5,984,114		4,754,173		3,844,735

Gross profit		1,003,690		881,067		792,352
Operating expenses		688,431		607,628		526,291
Depreciation and amortization		96,552		82,355		73,546
Interest, net		35,192		28,497		10,933
Loss on early retirement of debt		-		11,350		-

Earnings before income taxes		183,515		151,237		181,582
Federal and state income taxes		66,724		56,614		64,620

Net earnings		$116,791		$94,623		$116,962

Earnings per common share
Basic		$3.07		$2.24		$2.30

Diluted		$3.04		$2.22		$2.29

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share and per share amounts)

	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX
		Common		Retained
		stock		earnings		Total
Balance at April 30, 2009		$60,804		$660,226		$721,030
Net earnings		-		116,962		116,962
Payment of dividends (34 cents per share)		-		(17,308)		(17,308)
Proceeds from exercise of stock options
(83,450 shares)		1,239		-		1,239
Tax benefits related to nonqualified stock options		365		-		365
Stock based compensation		2,031		-		2,031

Balance at April 30, 2010		$64,439		$759,880		$824,319
Net earnings		-		94,623		94,623
Payment of dividends (50.5 cents per share)		-		(20,467)		(20,467)
Repurchase of common stock (13,157,894 shares)		(66,890)		(434,136)		(501,026)
Proceeds from exercise of stock options
(184,441 shares)		3,733		-		3,733
Tax benefits related to nonqualified stock options		648		-		648
Stock based compensation		2,066		-		2,066

Balance at April 30, 2011		$3,996		$399,900		$403,896
Net earnings		-		116,791		116,791
Payment of dividends (60 cents per share)		-		(22,849)		(22,849)
Proceeds from exercise of stock options
(159,600 shares)		3,249		-		3,249
Tax benefits related to nonqualified stock options		1,162		-		1,162
Stock based compensation		3,792		-		3,792

Balance at April 30, 2012		$12,199		$493,842		$506,041

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands )

	116,791	116,791	116,791	116,791	116,791	116,791
		Years ended April 30,
		2012		2011		2010
Cash flows from operating activities
Net earnings		$116,791		$94,623		$116,962
Adjustments to reconcile net earnings to net cash provided by operations
Depreciation and amortization		96,552		82,355		73,546
Other amortization		347		988		203
Stock-based compensation		3,792		2,066		2,031
Loss (gain) on sale of property and equipment		1,428		(80)		456
Deferred income taxes		54,589		60,861		18,171
Excess tax benefits related to stock option exercises		(1,162)		(648)		(365)
Loss on early retirement of debt		-		11,350		-
Changes in assets and liabilities
Receivables		(1,546)		(8,043)		(1,223)
Inventories		(8,647)		(26,527)		(15,886)
Prepaid expenses		(118)		(51)		87
Accounts payable		(4,510)		70,341		29,898
Accrued expenses		7,399		5,516		(6,567)
Income taxes receivable		29,508		(31,266)		(3,649)
Other, net		456		(42)		404

Net cash provided by operating activities		294,879		261,443		214,068
Cash flows from investing activities
Purchase of property and equipment		(240,874)		(214,573)		(129,233)
Payments for acquisition of businesses		(39,444)		(113,567)		(45,688)
Proceeds from sales of property and equipment		2,196		2,627		1,769

Net cash used in investing activities		(278,122)		(325,513)		(173,152)
Cash flows from financing activities
Proceeds from long-term debt		-		569,000		-
Payments of long-term debt		(1,372)		(69,172)		(19,231)
Net borrowing of short-term debt		(600)		600		-
Proceeds from exercise of stock options		3,249		3,733		1,239
Payments of cash dividends		(22,849)		(20,467)		(17,308)
Repurchase of common stock		-		(501,026)		-
Payments of prepayment penalties		-		(11,350)		-
Excess tax benefits related to stock option exercises		1,162		648		365

Net cash used in financing activities		(20,410)		(28,034)		(34,935)

Net (decrease) increase in cash and cash equivalents		(3,653)		(92,104)		5,981
Cash and cash equivalents at beginning of year		59,572		151,676		145,695

Cash and cash equivalents at end of year		$55,919		$59,572		$151,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) during the year for
Interest, net of amount capitalized		$35,403		$34,691		$11,677
Income taxes		(17,973)		26,113		48,825
Noncash investing and financing activities
Property and equipment acquired through notes payable and capitalized lease obligations		191		689		2,234

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.  SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,699 convenience stores in 11 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2012 were distributed as follows: 73% gasoline, 20% grocery & other merchandise, and 7% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

Inventories Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market; in-store inventory (excluding cigarettes, beer, beverages, and prepared foods, which are stated at cost) is determined by the retail inventory method (RIM). Cost is determined using the first-in, first-out (FIFO) method for gasoline and the last-in, first-out (LIFO) method for merchandise. The excess of current cost over the stated LIFO value was $41,805 and $36,698 at April 30, 2012 and 2011, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2012 and 2011:

	Fiscal 2012	Fiscal 2011
Gasoline	83,063	81,964
Merchandise	87,731	77,236

Total inventory	170,794	159,200

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized incrementally over the period covered by the applicable rebate agreement. The rack display allowances are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. These funds do not represent reimbursements of specific, incremental, identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.

Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2012, there was $104,385 of goodwill, and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment.

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

The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $226 in fiscal 2012, $348 in fiscal 2011, and $100 in fiscal 2010. Impairment charges are a component of operating expenses.

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

Excise taxes Excise taxes approximating $527,000, $495,000, and $454,000 on retail gasoline sales are included in total revenue and cost of goods sold for fiscal 2012, 2011, and 2010, respectively.

Income taxes The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.

Revenue recognition The Company recognizes retail sales of gasoline, grocery & other merchandise, prepared food & fountain, and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Sales taxes collected from customers and remitted to the government are recorded on a net basis in the consolidated financial statements.

Earnings per common share Basic earnings per share have been computed by dividing net earnings by the weighted average shares outstanding during each of the years. The calculation of diluted earnings per share treats stock options and restricted stock units outstanding as potential common shares to the extent they are dilutive.

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

There were no material changes in our asset retirement obligation estimates during fiscal 2012. The recorded asset for asset retirement obligations was $7,343 and $6,926 at April 30, 2012 and 2011, respectively, and is recorded in other assets, net of amortization. The discounted liability was $11,313 and $10,549 at April 30, 2012 and 2011, respectively, and is recorded in other long-term liabilities.

Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Derivative instruments The Company occasionally has used derivative instruments such as options and futures to hedge against the volatility of gasoline cost, under which the Company was at risk for possible changes in the market value for these derivative instruments. There were no such options or futures contracts as of or during the years ended April 30, 2012, 2011, or 2010.

Stock-based compensation Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized in the statement of earnings over the vesting period of the award.

Segment reporting As of April 30, 2012 we operated 1,699 stores in 11 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of gasoline, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Recent accounting pronouncements Effective May 1, 2012, the Company will adopt new accounting guidance which revises the manner in which we present comprehensive income in our financial statements. The new guidance removes the presentation options previously allowed and requires us to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance will not change the items that must be reported in other comprehensive income. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. This guidance, which is to be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance only affects presentation and disclosure and will not have a material impact on our consolidated financial statements.

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

2.  ACQUISITIONS

During the year ended April 30, 2012, the Company acquired 35 stores through a variety of single store and multi-store transactions with several unrelated third parties. The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,947
Property and equipment	20,415

Total assets	23,362

Liabilities assumed:
Accrued expenses	282

Total liabilities	282

Net tangible assets acquired	23,080
Goodwill	16,364

Total consideration paid	$39,444

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2012	2011
Total revenue	$7,021,256	5,790,215
Net earnings	$117,727	99,138
Earnings per common share
Basic	$3.09	2.34
Diluted	$3.07	2.33

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $691,000 and $647,000, respectively, at April 30, 2012 and 2011.

The next table delineates the Company’s long-term debt at carrying amount.

	As of April 30,
	2012	2011
Capitalized lease obligations discounted at 5.22% to 7.09% due in various monthly installments through 2048 (Note 7)	$9,645	10,344

Mortgage notes payable due in various installments through January 2013 with interest at 6%	22	503

5.72% senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	100,000	100,000

5.22% senior notes due August 9, 2020	569,000	569,000

	678,667	679,847

Less current maturities	10,737	1,167

	$667,930	678,680

The Company has a current line of credit arrangement with two Promissory Notes, each in the principal amount of $50,000 (together, the “Notes”). The Notes evidence a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the first Note will be at a rate of 0.750% over the Index, resulting in an initial rate of 0.850% per annum. The interest rate applicable to the second note is 1.000% over the Index, resulting in an initial rate of 1.100% per annum. There was no balance owed at April 30, 2012 and $600 owed at April 30, 2011 with a weighted average interest rate of 0.85%.

Interest expense is net of interest income of $208, $360, and $300 for the years ended April 30, 2012, 2011, and 2010, respectively. Interest expense in the amount of $674, $406, and $431 was capitalized during the years ended April 30, 2012, 2011, and 2010, respectively.

Various debt agreements contain certain operating and financial covenants. At April 30, 2012, the Company was in compliance with all covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2012 and thereafter:

Years ended April 30,
2013	$10,737
2014	15,759
2015	439
2016	15,278
2017	15,250
Thereafter	621,204

$678,667

4.	PREFERRED AND COMMON STOCK

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

Stock option plans The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,428,604 shares available for grant at April 30, 2012 under the Plan. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. Additional information regarding the Plan is provided in the Company’s 2011 Proxy Statement. Under the Company’s Prior Plans, options could have been granted to non-employee directors, certain officers, and key employees to purchase an aggregate of 5,260,000 shares of common stock. At April 30, 2012, options for 1,053,509 shares (which expire between 2013 and 2021) were outstanding. All stock option shares issued are previously unissued authorized shares.

On May 1, 2009, stock options totaling 16,000 shares were granted to the non-employee members of the Board. These awards vested immediately and compensation expense was recognized at that time.

On June 23, 2009, stock options totaling 361,000 shares were granted to certain officers and key employees. These awards will vest on June 23, 2012, and compensation expense is being recognized ratably over the vesting period.

On June 23, 2010, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. This award was also granted at no cost to the non-employee members of the Board. This award vested immediately and compensation expense was recognized at that time.

On March 22, 2011, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. This award was also granted at no cost to the non-employee members of the Board. This award vested on May 1, 2011, and compensation expense was recognized ratably over the vesting period.

On June 10, 2011, restricted stock units with respect to a total of 9,198 shares were granted to certain employees under the annual incentive compensation program. These awards will vest on June 10, 2014 and compensation expense is being recognized ratably over the vesting period.

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

The following table shows the stock option and restricted stock unit activity during the periods indicated:

	Number of restricted stock units	Number of option shares	Weighted average exercise
Balance at April 30, 2009	-	678,000	$20.45
Granted	-	377,000	25.27
Exercised	-	(83,450)	14.85
Forfeited	-	(12,000)	24.41
Balance at April 30, 2010	-	959,550	$22.78
Granted	28,000	-	0.00
Exercised	-	(184,441)	20.24
Forfeited	-	-	0.00
Balance at April 30, 2011	28,000	775,109	$23.38
Granted	38,198	441,000	44.39
Exercised	-	(159,600)	20.36
Forfeited	-	(3,000)	36.19
Balance at April 30, 2012	66,198	1,053,509	$32.59

At April 30, 2012, all outstanding options had an aggregate intrinsic value of $25,029 and a weighted average remaining contractual life of 7.2 years. The vested options totaled 276,009 shares with a weighted average exercise price of $22.82 per share and a weighted average remaining contractual life of 5.8 years. The aggregate intrinsic value for the vested options as of April 30, 2012 was $9,255. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2012 was $4,565, and the total fair value of shares granted during the year ended April 30, 2012 was $6,461.

Total compensation costs recorded for the years ended April 30, 2012, 2011 and 2010 were $3,792, $2,066, and $2,031, respectively, for the stock option and restricted stock awards. As of April 30, 2012, there was $4,894 of total unrecognized compensation costs related to the Plan and Prior Plans for stock options that are expected to be recognized ratably through 2014.

At April 30, 2012, the range of exercise prices for options was $11.86 – $44.39 and the weighted average remaining contractual life of outstanding options was 7.2 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2012 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

$ 11.86 –17.64	45,500	$ 14.68	1.5
20.68 – 26.92	569,009	24.92	6.1
44.39	439,000	44.39	9.2

	1,053,509

5.   EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2012	2011	2010
Basic
Net earnings	$116,791	$94,623	$116,962

Weighted average shares outstanding-basic	38,068,001	42,284,664	50,899,370

Basic earnings per common share	$3.07	$2.24	$2.30

Diluted
Net earnings	$116,791	$94,623	$116,962

Weighted-average shares outstanding-basic	38,068,001	42,284,664	50,899,370
Plus effect of stock options and restricted stock units	323,703	281,913	153,803

Weighted-average shares outstanding-diluted	38,391,704	42,566,577	51,053,173

Diluted earnings per common share	$3.04	$2.22	$2.29

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 439,000 for fiscal 2012 and 356,000 for fiscal 2010. All options were included for fiscal 2011.

6.   INCOME TAXES

Income tax expense attributable to earnings consisted of the following components:

	(247,262)	(247,262)	(247,262)	(247,262)	(247,262)	(247,262)
		Years ended April 30,
		2012		2011		2010
Current tax expense
Federal		$9,937		$(6,171)		$41,632
State		2,345		1,871		4,794

		12,282		(4,300)		46,426
Deferred tax expense		54,442		60,914		18,194

Total income tax provision		$66,724		$56,614		$64,620

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	(247,262)	(247,262)	(247,262)	(247,262)	(247,262)	(247,262)
		As of April 30,
		2012		2011		2010
Deferred tax assets
Accrued liabilities		$13,143		$10,405		$9,417
Deferred compensation		5,663		5,325		4,941
Other		7,644		5,562		3,759

Total gross deferred tax assets		26,450		21,292		18,117

Deferred tax liabilities
Excess of tax over book depreciation		(264,757)		(211,415)		(145,433)
Other		(8,955)		(2,550)		(4,496)

Total gross deferred tax liabilities		(273,712)		(213,965)		(149,929)

Net deferred tax liability		$(247,262)		$(192,673)		$(131,812)

At April 30, 2012, the Company has net operating loss carryforwards for state income tax purposes of approximately $80,756, which are available to offset future taxable income. These net operating losses expire during the years 2017 through 2032.

There was no valuation allowance for deferred tax assets as of April 30, 2012 and 2011. There was no net change in the valuation allowance for the years ended April 30, 2012 and 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2012	2011	2010
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	-2.1	-1.2	-0.8

State income taxes, net of federal tax benefit	2.9	2.9	2.1
Other	0.6	0.7	-0.7

	36.4%	37.4%	35.6%

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $7,538 and $6,148 in gross unrecognized tax benefits at April 30, 2012 and 2011, respectively. Of this amount, $4,900 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits were a net increase of $1,390 during the twelve months ended April 30, 2012 due primarily to the expiration of certain statute of limitations offset by a greater increase associated with state income tax filing positions. This had the effect of increasing the effective state tax rate during the fiscal year ending April 30, 2012. These unrecognized tax benefits predominately relate to risks associated with state income tax filing positions and federal tax credits claimed for the Company’s subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Beginning balance	$6,148	$5,482
Additions based on tax positions related to current year	2,706	1,982
Additions for tax positions of prior years	142	48
Reductions for tax positions of prior years	(47)	(192)
Reductions due to lapse of applicable statute of limitations	(1,411)	(1,172)
Settlements	-	-

Ending balance	$7,538	$6,148

The total net amount of accrued interest and penalties for such unrecognized tax benefits was $249 and $245 at April 30, 2012 and 2011, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2012 was an increase in tax expense of $4 and a decrease of $5 for the year ended April 30, 2011. At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,370 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2009 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

7.    LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2012	2011
Real estate	$11,933	$11,933
Equipment	2,612	2,605

	14,545	14,538
Less accumulated amortization	4,378	3,918

	$10,167	$10,620

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2012:

	Capital	Operating
Years ended April 30,	leases	leases
2013	$1,266	$928
2014	1,262	739
2015	898	385
2016	721	199
2017	678	131
Thereafter	12,462	481

Total minimum lease payments	17,287	$2,863

Less amount representing interest	7,642

Present value of net minimum lease payments	$9,645

The total rent expense under operating leases was $1,269 in 2012, $674 in 2011, and $438 in 2010.

8.    BENEFIT PLANS

401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Contributions to the 401(k) plan were $3,681, $3,049, and $2,964 for the years ended April 30, 2012, 2011, and 2010, respectively.

On April 30, 2012, 1,520,985 shares of common stock were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of earnings per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 2 of its executive officers, 1 of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2012 and 2011, respectively, were $6,611 and $6,574. The discount rates used were 4.6% and 5.5%, respectively, at April 30, 2012 and 2011. The amount expensed in fiscal 2012 was $662. The Company expects to pay $625 per year for each of the next five years. There was no expense incurred in fiscal 2011 or 2010.

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

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2012 and 2011 of approximately $380 and $231, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters The Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers. The complaints generally alleged that the Company, along with numerous other retailers, has misrepresented gasoline volumes dispensed at its pumps by failing to compensate for expansion that occurs when fuel is sold at temperatures above 60°F. Fuel is measured at 60°F in wholesale purchase transactions and computation of motor fuel taxes in Kansas and Missouri. The complaints all sought certification as class actions on behalf of gasoline consumers within those two states, and one of the complaints also sought certification for a class consisting of gasoline consumers in all states. The actions generally sought recovery for alleged violations of state consumer protection or unfair merchandising practices statutes, negligent and fraudulent misrepresentation, unjust enrichment, civil conspiracy, and violation of the duty of good faith and fair dealing; several seek injunctive relief and punitive damages.

These actions were among a total of 45 similar lawsuits that have been filed since November 2006 in 27 jurisdictions, including 25 states, the District of Columbia, and Guam against a wide range of defendants that produce, refine, distribute and/or market gasoline products in the United States. On June 18, 2007, the Federal Judicial Panel on Multidistrict Litigation ordered that all of the pending hot fuel cases (officially, the “Motor Fuel Temperature Sales Practices Litigation”) be transferred to the U.S. District Court for the District of Kansas in Kansas City, Kansas, for coordinated or consolidated pretrial proceedings, including rulings on discovery matters, various pretrial motions, and class certification. Discovery efforts by both sides were substantially completed during the ensuing months, and the plaintiffs filed motions for class certification in each of the pending lawsuits.

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

The Court also ordered the parties to show cause in writing why the Wilson case and the American Fiber & Cabling case should not be consolidated for all purposes. The matter is now under consideration by the Court. On April 6, 2012, counsel for plaintiffs and counsel for Casey’s General Stores, Inc. informed the Court that they reached an enforceable settlement agreement which, if approved by the Court, will result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation, including the Kansas cases. Based on this representation, the Court severed plaintiffs’ claims against Casey’s General Stores, Inc. from the claims against the remaining defendants, which are set for an anticipated trial date in August of 2012. The settlement amount for the Company was determined not to be material.

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

Other At April 30, 2012, the Company was partially self-insured for workers’ compensation claims in all eleven states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $15,000 and $12,000, respectively, were issued and outstanding at April 30, 2012 and 2011, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2012 and 2011, the Company had $23,701 and $22,129, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

11. SUBSEQUENT EVENTS

Events that have occurred subsequent to April 30, 2012 have been evaluated through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission.

12. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

	Year ended April 30, 2012
Total revenue	Q1	Q2	Q3	Q4	Year Total
Gasoline	$1,377,914	1,288,498	1,141,230	1,284,669	5,092,311
Grocery & other merchandise	365,171	357,816	311,199	330,809	1,364,995
Prepared food & fountain	123,843	128,838	118,750	128,281	499,712
Other	6,904	7,366	7,771	8,745	30,786

	$1,873,832	1,782,518	1,578,950	1,752,504	6,987,804
Gross profit*
Gasoline	$65,320	62,688	49,180	49,371	226,559
Grocery & other merchandise	118,729	116,221	99,099	109,196	443,245
Prepared food & fountain	75,843	76,658	72,714	77,944	303,159
Other	6,890	7,351	7,757	8,729	30,727

	$266,782	262,918	228,750	245,240	1,003,690

Net earnings	$39,391	37,632	16,699	23,069	116,791

Earnings per common share
Basic	$1.04	0.99	0.44	0.61	3.07

Diluted	$1.03	0.98	0.43	0.60	3.04

	Year ended April 30, 2011
Total revenue	Q1	Q2	Q3	Q4	Year Total
Gasoline	$936,654	927,617	991,143	1,143,288	3,998,702
Grocery & other merchandise	317,206	308,900	276,075	293,432	1,195,613
Prepared food & fountain	102,382	107,183	100,189	105,486	415,240
Other	5,785	5,819	6,792	7,289	25,685

	$1,362,027	1,349,519	1,374,199	1,549,495	5,635,240
Gross profit*
Gasoline	$58,906	52,755	48,101	52,276	212,038
Grocery & other merchandise	104,025	101,655	85,385	94,185	385,250
Prepared food & fountain	65,270	67,161	62,266	63,454	258,151
Other	5,770	5,806	6,779	7,273	25,628

	$233,971	227,377	202,531	217,188	881,067

Net earnings	$37,286	21,692	12,875	22,770	94,623

Earnings per common share
Basic	$0.73	0.51	0.34	0.60	2.24

Diluted	$0.73	0.51	0.34	0.60	2.22

*Gross profit is given before charge for depreciation and amortization and credit card fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2012.

KPMG LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report appears on page 29.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2012 and to be used in connection with the Company’s 2012 Annual Meeting of Shareholders are hereby incorporated by reference.

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

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2012 and to be used in connection with the Company’s 2012 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2012 and to be used in connection with the Company’s 2012 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2012 and to be used in connection with the Company’s 2012 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2012 and to be used in connection with the Company’s 2012 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

(1)	The following financial statements are included herewith:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2012 and 2011
Consolidated Statements of Earnings, Three Years Ended April 30, 2012
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2012
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2012
Notes to Consolidated Financial Statements

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010 and the Current Report on Form 8-K filed May 20, 2011)
3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Report on Form 8-K filed May 20, 2011 and the Current Report on Form 8-K filed June 22, 2012)
4.2	Rights Agreement between Casey’s General Stores, Inc. and Computershare Trust Company, N.A., relating to Series A Serial Preferred Stock Purchase Rights (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010)
4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of $100,000,000 in principal amount of 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006)
4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010)
10.21(a)*	Amended and Restated Employment Agreement with Donald F. Lamberti (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)
10.22(a)*	Amended and Restated Employment Agreement with Ronald M. Lamb (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997), First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998) and Second Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)
10.27*	Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed May 3, 2005)

10.28(b)	Promissory Notes delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated May 23, 2011 (incorporated by reference from the Current Report on Form 8-K filed May 23, 2011)
10.29(a)*	Form of “change of control” Employment Agreement (incorporated by reference from the Current Report on Form 8-K filed June 2, 2010)
10.30*	Non-Qualified Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)
10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)
10.32*	Severance Agreement with Douglas K. Shull (incorporated by reference from the Current Report on Form 8-K filed July 28, 1998)
10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed July 6, 2005)
10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)
10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)
10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006 (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2007)
10.39*	Employment Agreement with Robert J. Myers (incorporated by reference from the Current Report on Form 8-K filed April 21, 2010)
10.40*	Severance Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed January 17, 2008)
10.41*	Casey’s General Stores, Inc. 2009 Stock Incentive Plan (incorporated by reference from the Current Report on Form 8-K filed September 23, 2009) and related forms of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010) and Restricted Stock Units Agreement (Officers and Other Employees), Restricted Stock Units Agreement (Chief Executive Officer) and Stock Option Grant (incorporated by reference from the Current Report on Form 8-K filed June 27, 2011)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 26, 2012	By	/s/ Robert J. Myers
Robert J. Myers, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 26, 2012	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2012	By	/s/ Robert J. Myers
Robert J. Myers
President and Chief Executive Officer, Director

Date: June 26, 2012	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: June 26, 2012	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 26, 2012	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 26, 2012	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 26, 2012	By	/s/ Richard Wilkey
Richard Wilkey
Director

Date: June 26, 2012	By	/s/ H. Lynn Horak
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