Form 10-Q
period 2012-07-31
CASEYS GENERAL STORES INC
filed 2012-09-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2012
Common stock, no par value per share	38,303,707 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31,	April 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$89,636	55,919
Receivables	21,254	21,700
Inventories	178,546	170,794
Prepaid expenses	2,637	1,298
Deferred income taxes	13,934	13,143
Income tax receivable	—	16,424

Total current assets	306,007	279,278

Other assets, net of amortization	13,114	12,403

Goodwill	104,385	104,385
Property and equipment, net of accumulated depreciation of $883,372 at July 31, 2012 and $860,998 at April 30, 2012	1,421,928	1,378,749

Total assets	$1,845,434	1,774,815

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	July 31,	April 30,
	2012	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,740	10,737
Accounts payable	219,944	211,165
Accrued expenses	98,346	84,739
Income taxes payable	2,997	—

Total current liabilities	332,027	306,641

Long-term debt, net of current maturities	667,745	667,930

Deferred income taxes	265,933	260,405

Deferred compensation	14,797	14,698

Other long-term liabilities	20,187	19,100

Total liabilities	1,300,689	1,268,774

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	18,192	12,199
Retained earnings	526,553	493,842

Total shareholders’ equity	544,745	506,041

	$1,845,434	1,774,815

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended July 31,
	2012	2011
Total revenue	$1,868,302	1,873,832
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,581,328	1,607,050

Gross profit	286,974	266,782

Operating expenses	189,399	171,416
Depreciation and amortization	26,536	22,895
Interest, net	8,904	8,934

Income before income taxes	62,135	63,537
Federal and state income taxes	23,104	24,146

Net income	39,031	39,391
Other comprehensive income	—	—

Comprehensive income	$39,031	39,391

Net income per common share

Basic	$1.02	1.04

Diluted	$1.01	1.03

Basic weighted average shares outstanding	38,224,608	38,024,376
Plus effect of stock compensation	345,690	307,838

Diluted weighted average shares outstanding	38,570,298	38,332,214

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2012	2011
Cash flows from operations:
Net income	$39,031	39,391
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	26,536	22,895
Other amortization	75	385
Stock based compensation	1,036	477
Loss on sale and disposal of property and equipment	1,584	386
Deferred income taxes	4,737	9,634
Excess tax benefits related to stock option exercises	(1,481)	(268)
Changes in assets and liabilities:
Receivables	446	(2,183)
Inventories	(7,752)	(2,243)
Prepaid expenses	(1,339)	(1,259)
Accounts payable	8,779	30,133
Accrued expenses	13,607	15,189
Income taxes	21,911	50,318
Other, net	(639)	4

Net cash provided by operations	106,531	162,859

Cash flows from investing:
Purchase of property and equipment	(71,776)	(47,514)
Payments for acquisition of stores, net of cash acquired	—	(31,115)
Proceeds from sale of property and equipment	507	322

Net cash used in investing activities	(71,269)	(78,307)

Cash flows from financing:
Payments of long-term debt	(182)	(384)
Net borrowings of short-term debt	—	(600)
Proceeds from exercise of stock options	3,476	1,316
Payments of cash dividends	(6,320)	(5,707)
Excess tax benefits related to stock option exercises	1,481	268

Net cash used in financing activities	(1,545)	(5,107)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2012	2011
Net increase in cash and cash equivalents	33,717	79,445
Cash and cash equivalents at beginning of the period	55,919	59,572

Cash and cash equivalents at end of the period	$89,636	139,017

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2012	2011
Cash paid (received) during the period for:
Interest, net of amount capitalized	$99	126
Income taxes	(3,556)	(36,035)

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2012 and April 30, 2012, and the results of operations for the three months ended July 31, 2012 and 2011, and cash flows for the three months ended July 31, 2012 and 2011.

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

4. Fair Value Disclosure

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $737,000 and $691,000, respectively, at July 31, 2012 and April 30, 2012. The Company has an aggregate $100,000 line of credit with no balance owed at July 31, 2012 or at April 30, 2012.

5. Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,362,608 shares still available for grant at July 31, 2012. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 8, 2012, restricted stock units with respect to a total of 32,998 shares were granted to certain officers and key employees for the equity component of the 2012 fiscal year incentive compensation award. These awards were granted at no cost to the grantee. These awards will vest on May 1, 2015 and compensation expense is currently being recognized ratably over the vesting period. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

At July 31, 2012, options for shares (which expire between 2013 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of restricted stock units	Number of option shares	Weighted average option exercise price
Outstanding April 30, 2012	66,198	1,053,509	$32.59
Granted	32,998	—	—
Exercised	—	(145,798)	23.84
Forfeited	—	(500)	14.08

Outstanding July 31, 2012	99,196	907,211	$34.01

At July 31, 2012, all outstanding options had an aggregate intrinsic value of $23,062 and a weighted average remaining contractual life of 7.2 years. The vested options totaled 209,511 shares with a weighted average exercise price of $23.06 per share and a weighted average remaining contractual life of 5.6 years. The aggregate intrinsic value for the vested options as of July 31, 2012, was $7,620. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2012, was $8,653.

Total compensation costs recorded for the three months ended July 31, 2012 and 2011, respectively, were $1,036 and $477 for the stock option and restricted stock unit awards. As of July 31, 2012, there was $4,108 of total unrecognized compensation costs related to the Plan for stock options and $2,442 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2015.

6. Commitments and Contingencies

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

On April 6, 2012, counsel for plaintiffs and counsel for the Company informed the Court that they reached an enforceable settlement agreement which, if approved by the Court, will result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation, including the Kansas cases. Based on this representation, the Court severed plaintiffs’ claims against the Company from the claims against the remaining defendants. The settlement amount for the Company was determined not to be material. The court has not yet acted upon the proposed settlement of the plaintiffs’ claims against the Company.

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

7. Unrecognized Tax Benefits

The total amount of gross unrecognized tax benefits was $7,538 at April 30, 2012. At July 31, 2012, we had a total of $8,482 in gross unrecognized tax benefits. Of this amount, $5,513 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $314 at July 31, 2012 and $249 at April 30, 2012. Net interest and penalties included in income tax expense for the three months ended July 31, 2012 was an expense of $65 and an expense of $29 for the same period of 2011. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal income tax examinations. Two states have an examination in progress. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,554 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2009 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on the tax code of each state.

8. Segment Reporting

As of July 31, 2012 we operated 1,698 stores in eleven states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of gasoline, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9. Recent Accounting Pronouncements

Effective May 1, 2012, we adopted new accounting guidance which revises the manner in which we present comprehensive income in our financial statements. The new guidance removes the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance did not change the items that must be reported in other comprehensive income. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recoded directly in stockholders’ equity. During the three months ended July 31, 2012 and 2011 there were no amounts recorded directly in stockholders’ equity and therefore there was no difference between net income and comprehensive income for these two respective periods.

Effective May 1, 2012, we adopted new accounting guidance that is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annul test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. It is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. It did not have a material impact on our consolidated financial statements.

10. Subsequent Events

Events that have occurred subsequent to July 31, 2012 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store” and “Just Diesel” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in eleven Midwestern states, primarily Iowa, Missouri and Illinois. On July 31, 2012, there were a total of 1,698 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 59% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At July 31, 2012, the Company owned the land at 1,677 locations and the buildings at 1,684 locations, and leased the land at 21 locations and the buildings at 14 locations.

The Company reported diluted earnings per common share of $1.01 for the first quarter of fiscal 2013. For the same quarter a year-ago, diluted earnings per common share were $1.03.

During the first fiscal quarter, the Company completed one new-store construction, opened three replacement stores, and closed two stores. The annual goal is to increase the number of stores by 4% to 6%.

The first quarter results reflected a 0.2% decrease in same-store gasoline gallons sold, with an average margin of approximately 14.9 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 2.6% and prepared foods and fountain increased 10.6% during the first quarter. Operating expenses increased 10.5% in the quarter primarily due to 33 more stores in operation compared to the same period a year ago, additional stores converted to 24 hour operations, and additional stores with pizza delivery.

The increased retail price of gasoline has generally had an adverse impact on consumer disposable income in the Midwest. These conditions have somewhat lowered the overall demand for gasoline and the merchandise sold in stores, and management believes customers often are “trading down” to less expensive items inside the store. For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended July 31, 2012 Compared to

Three Months Ended July 31, 2011

(Dollars and Amounts in Thousands)

Three months ended 7/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,330,670	386,129	142,709	8,794	1,868,302
Gross profit	58,795	128,834	90,565	8,780	286,974
Margin	4.4%	33.4%	63.5%	99.8%	15.4%

Gasoline gallons	394,055

Three months ended 7/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,377,914	365,171	123,843	6,904	1,873,832
Gross profit	65,320	118,729	75,843	6,890	266,782
Margin	4.7%	32.5%	61.2%	99.8%	14.2%

Gasoline gallons	380,096

Total revenue for the first quarter of fiscal 2013 decreased by $5,530 (0.3%) over the comparable period in fiscal 2012. Retail gasoline sales decreased by $47,244 (3.4%) as the number of gallons sold increased by 13,959 (3.7%) while the average retail price per gallon decreased 6.9%. During this same period, retail sales of grocery and general merchandise increased by $20,958 (5.7%), primarily due to increases in sales of sports and energy drinks, other beverages, and 33 more stores in operation. Prepared food and fountain sales also increased by $18,866 (15.2%), due to our remodel program, the addition of kitchens to previous acquisitions, additional stores converted to 24 hour operations, additional stores with pizza delivery, and 33 more stores in operation.

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $1,890 (27.4%) for the first quarter of fiscal 2013 primarily due to the increases in lottery commissions from the comparable period in the prior year.

Total gross profit margin was 15.4% for the first quarter of fiscal 2013, compared to 14.2% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 4.4%) during the first quarter of fiscal 2013 from the first quarter of the prior year (4.7%). The gross profit margin per gallon also decreased (to $.1492) in the first quarter of fiscal 2013 from the comparable period in the prior year ($.1719). The gross profit margin on retail sales of grocery and other merchandise increased (to 33.4%) from the comparable period in the prior year (32.5%), primarily due to the one-time gross profit benefit of $3,495 due to a change in the Illinois cigarette tax and the increased contribution of higher-margin items driven by our new store design and remodel program. The prepared food margin also increased (to 63.5%) from the comparable period in the prior year (61.2%) primarily due to reduced commodity costs, especially cheese and coffee.

Operating expenses increased 10.5% in the first quarter of fiscal 2013 from the comparable period in the prior year primarily due to 33 more stores in operation, additional stores converted to 24 hour operations, and additional stores with pizza delivery. Operating expenses as a percentage of total revenue were 10.1% for the first quarter of fiscal 2013 compared to 9.1% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the decrease in revenues due to the decrease in the average retail price per gallon of gasoline sold.

Depreciation and amortization expense increased 15.9% to $26,536 in the first quarter of fiscal 2013 from $22,895 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate decreased 80 basis points to 37.2% in the first quarter of fiscal year 2013 from 38.0% in the first quarter of fiscal year 2012. The decrease in the effective tax rate was primarily due to higher net stock based compensation tax benefit for the current year.

Net income decreased by $360 (0.9%). The decrease in net income was attributable primarily to the large decrease in the gasoline gross profit margin and increases in operating expenses and depreciation and amortization. However, this was mostly offset by the increases in gross profit margins of the grocery and other merchandise, and prepared food and fountain categories.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.

Inventory. Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market. For gasoline, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method for financial and income tax reporting purposes. This is applied to inventory values determined primarily by our FIFO accounting system for warehouse inventories. The retail inventory method (RIM) is used for store inventories, except for cigarettes, beer, pop, and prepared foods, which are valued at cost. RIM is an averaging method widely used in the retail industry because of its practicality.

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

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of July 31, 2012, there was $104,385 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $248 and $21 during the three months ended July 31, 2012 and 2011, respectively. Impairment charges are a component of operating expenses.

Self-insurance. The Company is primarily self-insured for employee health care, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the time frame of development, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted.

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2012, the Company’s ratio of current assets to current liabilities was .92 to 1. The ratio at July 31, 2011 and April 30, 2012 was .98 to 1 and .91 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations decreased $56,328 (34.6%) in the three months ended July 31, 2012 from the comparable period in the prior year, primarily as a result of a smaller increase in accounts payable, a larger increase in inventories, and the decrease in the income tax receivable. Cash used in investing in the three months ended July 31, 2012 decreased due to the decrease in the store acquisition activity, mostly offset by an increase in cash paid for purchases of property and equipment. Cash used in financing decreased, primarily due to the increase in the proceeds from the exercise of stock options.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2013, the Company expended $71,776 primarily for property and equipment, resulting from the construction and remodeling of stores, compared to $78,629 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $276,000 and $338,000 in fiscal 2013 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of July 31, 2012, the Company had long-term debt, net of current maturities, of $667,745 consisting of $569,000 in principal amount of 5.22% Senior Notes, $90,000 in principal amount of 5.72% Senior Notes, Series A and B, and $8,745 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2012:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since

1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,009 USTs, of which 3,183 are fiberglass and 826 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2012 and 2011, the Company spent approximately $319 and $648, respectively, for assessments and remediation. During the three months ended July 31, 2012, the Company expended approximately $0 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2012, approximately $14,804 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2012 of approximately $338 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2012 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the three months ended July 31, 2012 and 2011. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

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

The information required by this Item is set forth in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2012 Annual Report on Form 10-K.

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

CASEY’S GENERAL STORES, INC.

Date: September 10, 2012	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
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