Form 10-Q
period 2012-10-31
CASEYS GENERAL STORES INC
filed 2012-12-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2012
Common stock, no par value per share	38,308,007 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	October 31,	April 30,
	2012	2012
ASSETS

Current assets:
Cash and cash equivalents	$39,327	55,919
Receivables	21,284	21,700
Inventories	178,298	170,794
Prepaid expenses	2,032	1,298
Deferred income taxes	10,604	13,143
Income tax receivable	8,286	16,424

Total current assets	259,831	279,278

Other assets, net of amortization	13,385	12,403

Goodwill	104,686	104,385
Property and equipment, net of accumulated depreciation of $901,517 at October 31, 2012 and $860,998 at April 30, 2012	1,483,659	1,378,749

Total assets	$1,861,561	1,774,815

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	October 31,	April 30,
	2012	2012
Current liabilities:
Current maturities of long-term debt	$13,244	10,737
Accounts payable	215,213	211,165
Accrued expenses	86,272	84,739

Total current liabilities	314,729	306,641

Long-term debt, net of current maturities	660,055	667,930

Deferred income taxes	278,092	260,405

Deferred compensation	15,044	14,698

Other long-term liabilities	21,128	19,100

Total liabilities	1,289,048	1,268,774

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	19,419	12,199
Retained earnings	553,094	493,842

Total shareholders’ equity	572,513	506,041

	$1,861,561	1,774,815

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Total revenue	$1,911,644	1,782,518	3,779,946	3,656,350
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,632,331	1,519,600	3,213,659	3,126,650

Gross profit	279,313	262,918	566,287	529,700

Operating expenses	190,040	171,832	379,439	343,248
Depreciation and amortization	27,148	23,432	53,684	46,327
Interest, net	8,637	8,777	17,541	17,711

Income before income taxes	53,488	58,877	115,623	122,414
Federal and state income taxes	20,629	21,245	43,733	45,391

Net income	32,859	37,632	71,890	77,023
Other comprehensive income	—	—	—	—

Comprehensive income	$32,859	37,632	71,890	77,023

Net income per common share
Basic	$0.86	0.99	1.88	2.02

Diluted	$0.85	0.98	1.86	2.01

Basic weighted average shares outstanding	38,304,840	38,055,909	38,264,724	38,040,142
Plus effect of stock compensation	353,690	342,934	354,434	328,239

Diluted weighted average shares outstanding	38,658,530	38,398,843	38,619,158	38,368,381

Dividends declared per share	$0.165	0.15	0.33	0.30

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2012	2011
Cash flows from operations:
Net income	$71,890	77,023
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	53,684	46,327
Other amortization	116	389
Stock based compensation	2,060	1,521
Loss on sale and disposal of property and equipment	3,387	848
Deferred income taxes	20,226	26,140
Excess tax benefits related to stock option exercises	(1,514)	(392)
Changes in assets and liabilities:
Receivables	416	402
Inventories	(7,235)	2,200
Prepaid expenses	(734)	(827)
Accounts payable	4,048	(12,490)
Accrued expenses	1,421	1,194
Income taxes	11,493	46,649
Other, net	(620)	(82)

Net cash provided by operations	158,638	188,902

Cash flows from investing:
Purchase of property and equipment	(160,121)	(114,262)
Payments for acquisition of stores, net of cash acquired	(3,307)	(37,726)
Proceeds from sale of property and equipment	1,047	425

Net cash used in investing activities	(162,381)	(151,563)

Cash flows from financing:
Payments of long-term debt	(5,368)	(728)
Net borrowings of short-term debt	—	(600)
Proceeds from exercise of stock options	3,645	1,641
Payments of cash dividends	(12,640)	(11,416)
Excess tax benefits related to stock option exercises	1,514	392

Net cash used in financing activities	(12,849)	(10,711)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2012	2011
Net (decrease) increase in cash and cash equivalents	(16,592)	26,628
Cash and cash equivalents at beginning of the period	55,919	59,572

Cash and cash equivalents at end of the period	$39,327	86,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2012	2011
Cash paid (received) during the period for:
Interest, net of amount capitalized	$17,667	17,864
Income taxes	11,988	(27,852)

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2012 and April 30, 2012, and the results of operations for the six months ended October 31, 2012 and 2011, and cash flows for the six months ended October 31, 2012 and 2011.

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

4. Fair Value Disclosure

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $728,000 and $691,000, respectively, at October 31, 2012 and April 30, 2012. The Company has an aggregate $100,000 line of credit with no balance owed at October 31, 2012 or at April 30, 2012.

5. Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,334,608 shares still available for grant at October 31, 2012. Awards made under the

Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. On June 8, 2012, restricted stock units with respect to a total of 32,998 shares were granted to certain officers and key employees for the equity component of the 2012 fiscal year incentive compensation award. These awards were granted at no cost to the grantee. These awards will vest on May 1, 2015 and compensation expense is currently being recognized ratably over the vesting period. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

On September 14, 2012, restricted stock units totaling 14,000 shares were granted to the non-employee members of the Board. This award was granted at no cost to the non-employee members of the Board. This award will vest on May 1, 2013 and compensation expense is currently being recognized ratably over the vesting period.

At October 31, 2012, options for shares (which expire between 2013 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of		Weighted
	restricted	Number of	average option
	stock units	option shares	exercise price
Outstanding at April 30, 2012	66,198	1,053,509	$32.59
Granted	46,998	—	—
Exercised	—	(151,098)	24.13
Forfeited	—	(500)	14.08

Outstanding at October 31, 2012	113,196	901,911	$34.02

At October 31, 2012, all outstanding options had an aggregate intrinsic value of $15,810 and a weighted average remaining contractual life of 7.0 years. The vested options totaled 464,911 shares with a weighted average exercise price of $24.27 per share and a weighted average remaining contractual life of 5.3 years. The aggregate intrinsic value for the vested options as of October 31, 2012, was $12,681. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2012, was $5,323.

Total compensation costs recorded for the six months ended October 31, 2012 and 2011, respectively, were $2,060 and $1,521 for the stock option and restricted stock unit awards. As of October 31, 2012, there was $3,572 of total unrecognized compensation costs related to the Plan for stock options and $2,192 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2015.

6. Commitments and Contingencies

As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation”. On November 20, 2012, the Court preliminarily approved the previously-reported settlement involving the Company, which when approved in final form by the Court following notice to the Class would result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation. The preliminarily approved settlement includes, but is not limited to, a commitment on the part of the Company to “sticker” certain information on its gasoline pumps and make a monetary payment (which is not considered to be material in amount) to the plaintiff class.

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

7. Unrecognized Tax Benefits

The total amount of gross unrecognized tax benefits was $7,538 at April 30, 2012. At October 31, 2012, we had a total of $9,271 in gross unrecognized tax benefits. Of this amount, $6,026 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $357 at October 31, 2012 and $249 at April 30, 2012. Net interest and penalties included in income tax expense for the six months ended October 31, 2012 was an expense of $108 and an expense of $29 for the same period of 2011. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal income tax examinations. One state has an examination in progress. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,565 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2009 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on the tax code of each state.

8. Segment Reporting

As of October 31, 2012 we operated 1,704 stores in twelve states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of gasoline, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9. Recent Accounting Pronouncements

Effective May 1, 2012, we adopted new accounting guidance which revises the manner in which we present comprehensive income in our financial statements. The new guidance removes the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance did not change the items that must be reported in other comprehensive income. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recoded directly in stockholders’ equity. During the six months ended October 31, 2012 and 2011 there were no amounts recorded directly in stockholders’ equity and therefore there was no difference between net income and comprehensive income for these two respective periods.

Effective May 1, 2012, we adopted new accounting guidance that is intended to simplify goodwill impairment testing by providing the option to first perform a qualitative assessment step to determine whether the required quantitative impairment analysis that exists today is necessary. If a qualitative assessment is performed the fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annul test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. We do not currently intend to perform a qualitative assessment and therefore anticipate this will not have an impact on our annual goodwill testing.

10. Subsequent Events

Events that have occurred subsequent to October 31, 2012 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in twelve Midwestern states, primarily Iowa, Missouri and Illinois. On October 31, 2012, there were a total of 1,704 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 59% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At October 31, 2012, the Company owned the land at 1,686 locations and the buildings at 1,691 locations, and leased the land at 18 locations and the buildings at 13 locations.

The Company reported diluted earnings per common share of $0.85 for the second quarter of fiscal 2013. For the same quarter a year-ago, diluted earnings per common share were $.98.

During the second fiscal quarter, the Company completed seven new-store constructions, opened eleven replacement stores, acquired three stores, and closed four stores. The annual goal is to increase the number of stores by 4% to 6%.

The second quarter results reflected a 0.4% decrease in same-store gasoline gallons sold, with an average margin of approximately 14.9 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise decreased 0.7% and prepared foods and fountain increased 10.1% during the second quarter. Operating expenses increased 10.6% in the quarter primarily due to 27 more stores in operation compared to the same period a year ago, additional stores converted to 24 hour operations, and additional stores with pizza delivery.

Three Months Ended October 31, 2012 Compared to

Three Months Ended October 31, 2011

(Dollars and Amounts in Thousands)

Three months ended 10/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,393,476	362,662	146,540	8,966	1,911,644
Gross profit	57,634	121,206	91,515	8,958	279,313
Margin	4.1%	33.4%	62.5%	99.9%	14.6%

Gasoline gallons	386,213

Three months ended 10/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,288,498	357,816	128,838	7,366	1,782,518
Gross profit	62,688	116,221	76,658	7,351	262,918
Margin	4.9%	32.5%	59.5%	99.8%	14.7%

Gasoline gallons	375,815

Total revenue for the second quarter of fiscal 2013 increased by $129,126 (7.2%) over the comparable period in fiscal 2012. Retail gasoline sales increased by $104,978 (8.1%) as the number of gallons sold increased by 10,398 (2.8%) while the average retail price per gallon increased 5.2%. During this same period, retail sales of grocery and general merchandise increased by $4,846 (1.4%), primarily due to increases in sales of sports and energy drinks, other beverages, and 27 more stores in operation. Prepared food and fountain sales also increased by $17,702 (13.7%), due to our expanded hours, additional stores with pizza delivery, major store remodels, 27 more stores in operation, and 20 more replacement stores.

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $1,600 (21.7%) for the second quarter of fiscal 2013 primarily due to the increases in newspaper and lottery commissions from the comparable period in the prior year.

Total gross profit margin was 14.6% for the second quarter of fiscal 2013, compared to 14.7% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 4.1%) during the second quarter of fiscal 2013 from the second quarter of the prior year (4.9%). The gross profit margin per gallon also decreased (to $.1492) in the second quarter of fiscal 2013 from the comparable period in the prior year ($.1668). The gross profit margin on retail sales of grocery and other merchandise increased (to 33.4%) from the comparable period in the prior year (32.5%), primarily due to the increased contribution of higher-margin items driven by our new store design and remodel program. The prepared food margin also increased (to 62.5%) from the comparable period in the prior year (59.5%) primarily due to the increase in pizza sales relative to the rest of the category.

Operating expenses increased 10.6% in the second quarter of fiscal 2013 from the comparable period in the prior year primarily due to 150 additional stores converted to 24 hour operations, 103 additional stores with pizza delivery, 51 major store remodels, 27 more stores in operation, and the completion of 20 more replacement stores. Operating expenses as a percentage of total revenue were 9.9% for the second quarter of fiscal 2013 compared to 9.6% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the operating initiatives mentioned above. The store level operating expenses for locations not impacted by the initiatives were up approximately 3.5% for the quarter.

Depreciation and amortization expense increased 15.9% to $27,148 in the second quarter of fiscal 2013 from $23,432 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate increased 250 basis points to 38.6% in the second quarter of fiscal year 2013 from 36.1% in the second quarter of fiscal year 2012. The increase in the effective tax rate was primarily due to lower net stock based compensation tax benefit for the period and lower expected federal tax credits for the current year.

Net income decreased by $4,773 (12.7%). The decrease in net income was attributable primarily to the large decrease in the gasoline gross profit margin and increases in operating expenses and depreciation and amortization. However, this was partially offset by the increases in gross profit margins of the grocery and other merchandise, and prepared food and fountain categories.

Six Months Ended October 31, 2012 Compared to

Six Months Ended October 31, 2011

(Dollars and Amounts in Thousands)

Six months ended 10/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,724,146	748,791	289,248	17,761	3,779,946
Gross profit	116,429	250,040	182,080	17,738	566,287
Margin	4.3%	33.4%	62.9%	99.9%	15%

Gasoline gallons	780,268

Six months ended 10/31/11	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,666,412	722,987	252,681	14,270	3,656,350
Gross profit	128,009	234,950	152,501	14,240	529,700
Margin	4.8%	32.5%	60.4%	99.8%	14.5%

Gasoline gallons	755,911

Total revenue for the first six months of fiscal 2013 increased by $123,596 (3.4%) over the comparable period in fiscal 2012. Retail gasoline sales increased by $57,734 (2.2%) as the number of gallons sold increased by 24,357 (3.2%) while the average retail price per gallon decreased 1%. During this same period, retail sales of grocery and general merchandise increased by $25,804 (3.6%), primarily due to increases in sales of sports and energy drinks, other beverages, and 27 more stores in operation. Prepared food and fountain sales also increased by $36,567 (14.5%), due to our expanded hours, additional stores with pizza delivery, major store remodels, 27 more stores in operation, and 20 more replacement stores.

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $3,491 (24.5%) for the first six months of fiscal 2013 primarily due to the increases in newspaper and lottery commissions from the comparable period in the prior year.

Total gross profit margin was 15% for the first six months of fiscal 2013, compared to 14.5% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 4.3%) during the first six months of fiscal 2013 from the first six months of the prior year (4.8%). The gross profit margin per gallon also decreased (to $.1492) in the first six months of fiscal 2013 from the comparable period in the prior year ($.1693). The gross profit margin on retail sales of grocery and other merchandise increased (to 33.4%) from the comparable period in the prior year (32.5%), primarily due to the one-time gross profit benefit of $3,495 due to a change in the Illinois cigarette tax and the increased contribution of higher-margin items driven by our new store design and remodel program. The prepared food margin also increased (to 62.9%) from the comparable period in the prior year (60.4%) primarily due to the increase in pizza sales relative to the rest of the category.

Operating expenses increased 10.5% in the first six months of fiscal 2013 from the comparable period in the prior year primarily due to 150 additional stores converted to 24 hour operations, 103 additional stores with pizza delivery, 51 major store remodels, 27 more stores in operation, and the completion of 20 more replacement stores. Operating expenses as a percentage of total revenue were 10% for the first six months of fiscal 2013 compared to 9.4% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the operating initiatives mentioned above.

Depreciation and amortization expense increased 15.9% to $53,684 in the first six months of fiscal 2013 from $46,327 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate increased 70 basis points to 37.8% in the first six months of fiscal year 2013 from 37.1% for the comparable period of fiscal year 2012. The increase in the effective tax rate was primarily due to lower net stock based compensation tax benefit and lower federal tax credits for the current year.

Net income decreased by $5,133 (6.7%). The decrease in net income was attributable primarily to the large decrease in the gasoline gross profit margin and increases in operating expenses and depreciation and amortization. However, this was partially offset by the increases in gross profit margins of the grocery and other merchandise, and prepared food and fountain categories.

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

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company has the option to perform a qualitative assessment to determine whether a quantitative impairment analysis is required. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The Company had assessed impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of October 31, 2012, there was $104,686 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $464 and $196 during the six months ended October 31, 2012 and 2011, respectively. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2012, the Company’s ratio of current assets to current liabilities was .83 to 1. The ratio at October 31, 2011 and April 30, 2012 was .97 to 1 and .91 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations decreased $30,264 (16%) in the six months ended October 31, 2012 from the comparable period in the prior year, primarily as a result of a smaller net income, a smaller increase in deferred income taxes, an increase in inventories, and a smaller decrease in the income tax receivable. This result was partially offset by an increase in depreciation and amortization and an increase in accounts payable. Cash used in investing in the six months ended October 31, 2012 increased due to the increase in the purchase of property and equipment. Cash used in financing increased, primarily due to the increase in payments of long-term debt. This was partially offset by the increase in the proceeds from the exercise of stock options.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2013, the Company expended $163,428 primarily for property and equipment, resulting from the construction and remodeling of stores, compared to $151,988 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $276,000 and $338,000 in fiscal 2013 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of October 31, 2012, the Company had long-term debt, net of current maturities, of $660,055 consisting of $569,000 in principal amount of 5.22% Senior Notes, $82,500 in principal amount of 5.72% Senior Notes, Series A and B, and $8,555 of capital lease obligations.

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

Tobacco Products. Sales of tobacco products represent a significant portion of the Company’s revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products (such as the recent tax increase in Illinois), as well as national and local campaigns to further regulate and discourage smoking in the United States, have had, and are expected to continue having, an adverse effect on the demand for cigarettes sold in our stores. The Company attempts to pass price increases onto its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the retail price of cigarettes, the gross profits obtained from the cigarette category, the volume of cigarettes sold by stores and overall customer traffic, and have a material adverse impact on the Company’s earnings and profits.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,036 USTs, of which 3,216 are fiberglass and 820 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2012 and 2011, the Company spent approximately $1,150 and $648, respectively, for assessments and remediation. During the six months ended October 31, 2012, the Company expended approximately $550 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2012, approximately $15,073 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2012 of approximately $310 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2012 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the six months ended October 31, 2012 and 2011. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

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

CASEY’S GENERAL STORES, INC.

Date: December 10, 2012	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
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