Form 10-Q
period 2013-01-31
CASEYS GENERAL STORES INC
filed 2013-03-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2013
Common stock, no par value per share	38,330,007 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	January 31,	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$26,521	55,919
Receivables	19,790	21,700
Inventories	185,126	170,794
Prepaid expenses	1,953	1,298
Deferred income taxes	10,603	13,143
Income tax receivable	16,563	16,424

Total current assets	260,556	279,278

Other assets, net of amortization	13,931	12,403
Goodwill	114,661	104,385
Property and equipment, net of accumulated depreciation of $926,087 at January 31, 2013 and $860,998 at April 30, 2012	1,545,312	1,378,749

Total assets	$1,934,460	1,774,815

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	January 31,	April 30,
	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$58,600	—
Current maturities of long-term debt	13,307	10,737
Accounts payable	197,245	211,165
Accrued expenses	97,005	84,739

Total current liabilities	366,157	306,641

Long-term debt, net of current maturities	660,779	667,930
Deferred income taxes	286,963	260,405
Deferred compensation	15,326	14,698
Other long-term liabilities	21,749	19,100

Total liabilities	1,350,974	1,268,774

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	21,254	12,199
Retained earnings	562,232	493,842

Total shareholders’ equity	583,486	506,041

	$1,934,460	1,774,815

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Total revenue	$1,662,365	1,578,950	5,442,311	5,235,300
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,412,679	1,350,200	4,626,338	4,476,850

Gross profit	249,686	228,750	815,973	758,450

Operating expenses	189,872	169,231	569,311	512,479
Depreciation and amortization	28,229	24,616	81,913	70,943
Interest, net	8,764	8,730	26,305	26,441

Income before income taxes	22,821	26,173	138,444	148,587
Federal and state income taxes	7,358	9,474	51,091	54,865

Net income	15,463	16,699	87,353	93,722
Other comprehensive income	—	—	—	—

Comprehensive income	$15,463	16,699	87,353	93,722

Net income per common share
Basic	$0.40	0.44	2.28	2.46

Diluted	$0.40	0.43	2.26	2.44

Basic weighted average shares outstanding	38,317,140	38,071,742	38,282,196	38,050,676
Plus effect of stock compensation	304,948	383,394	331,934	342,826

Diluted weighted average shares outstanding	38,622,088	38,455,136	38,614,130	38,393,502

Dividends declared per share	$0.165	0.15	0.495	0.45

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2013	2012
Cash flows from operations:
Net income	$87,353	93,722
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	81,913	70,943
Other amortization	159	343
Stock based compensation	3,165	2,657
Loss on sale and disposal of property and equipment	4,272	1,201
Deferred income taxes	29,098	44,897
Excess tax benefits related to stock option exercises	(1,682)	(564)
Changes in assets and liabilities:
Receivables	1,910	2,683
Inventories	(12,087)	126
Prepaid expenses	(655)	(666)
Accounts payable	(13,920)	(30,491)
Accrued expenses	11,969	13,257
Income taxes	3,682	26,167
Other, net	(638)	(45)

Net cash provided by operations	194,539	224,230

Cash flows from investing:
Purchase of property and equipment	(241,126)	(184,603)
Payments for acquisition of stores, net of cash acquired	(25,198)	(37,726)
Proceeds from sale of property and equipment	2,421	1,294

Net cash used in investing activities	(263,903)	(221,035)

Cash flows from financing:
Payments of long-term debt	(5,562)	(1,192)
Net borrowings of short-term debt	58,600	(600)
Proceeds from exercise of stock options	4,209	1,927
Payments of cash dividends	(18,963)	(17,128)
Excess tax benefits related to stock option exercises	1,682	564

Net cash provided by (used in) financing activities	39,966	(16,429)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2013	2012
Net (decrease) in cash and cash equivalents	(29,398)	(13,234)
Cash and cash equivalents at beginning of the period	55,919	59,572

Cash and cash equivalents at end of the period	$26,521	46,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2013	2012
Cash paid (received) during the period for:
Interest, net of amount capitalized	$17,637	17,841
Income taxes	18,280	(16,800)

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2013 and April 30, 2012, and the results of operations for the nine months ended January 31, 2013 and 2012, and cash flows for the nine months ended January 31, 2013 and 2012.

3. Revenue Recognition

The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and fountain and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of sales and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold.

4. Fair Value Disclosure

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $729,000 and $691,000, respectively, at January 31, 2013 and April 30, 2012. The Company has an aggregate $125,000 line of credit with $58,600 owed at January 31, 2013 with a weighted average interest rate of 0.95%, and no balance owed at April 30, 2012. The line of credit was increased by $25,000 in the current quarter to the $125,000 aggregate limit.

5. Disclosure of Compensation Related Costs, Stock Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are

4,334,608 shares still available for grant at January 31, 2013. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options granted under the Plan using the Black-Scholes option pricing model. Restricted stock unit awards are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated Statements of Comprehensive Income over the requisite service period using the straight-line method. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

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

At January 31, 2013, options for shares (which expire between 2013 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of restricted stock units	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2012	38,198	1,053,509	$32.59
Granted	46,998	—	—
Exercised	—	(170,198)	24.73
Forfeited	—	(500)	14.08

Outstanding at January 31, 2013	85,196	882,811	$34.12

At January 31, 2013, all outstanding options had an aggregate intrinsic value of $18,196 and a weighted average remaining contractual life of 6.7 years. The vested options totaled 452,811 shares with a weighted average exercise price of $24.36 per share and a weighted average remaining contractual life of 5.1 years. The aggregate intrinsic value for the vested options as of January 31, 2013, was $13,750 . The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2013, was $5,759.

Total compensation costs recorded for the nine months ended January 31, 2013 and 2012, respectively, were $3,165 and $2,657 for the stock option and restricted stock unit awards. As of January 31, 2013, there was $2,974 of total unrecognized compensation costs related to the Plan for stock options and $2,028 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2015.

6. Acquisitions

During the first nine months of fiscal 2013, the Company acquired 27 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,245
Property and equipment	12,974

Total assets	15,219

Liabilities assumed:
Accrued expenses	297

Total liabilities	297

Net tangible assets acquired, net of cash	14,922
Goodwill and other intangible assets	10,276

Total consideration paid, net of cash acquired	$25,198

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Nine months ended January 31,
	2013	2012
Total revenues	$5,471,267	5,344,441
Net income	$88,206	95,960
Net income per common share
Basic	$2.30	2.52
Diluted	$2.28	2.50

7. Commitments and Contingencies

As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation”. On November 20, 2012, the Court preliminarily approved the previously-reported settlement involving the Company, which when approved in final form by the Court following notice to the Class would result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation. The preliminarily approved settlement includes, but is not limited to, a commitment on the part of the Company to provide certain information on its gasoline pumps and make a monetary payment (which is not considered to be material in amount) to the plaintiff class.

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

8. Unrecognized Tax Benefits

The total amount of gross unrecognized tax benefits was $7,538 at April 30, 2012. At January 31, 2013, we had a total of $9,536 in gross unrecognized tax benefits. Of this amount, $6,198 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $390 at January 31, 2013 and $249 at April 30, 2012. Net interest and penalties included in income tax expense for the nine months ended January 31, 2013 was an expense of $141 and an expense of $99 for the same period of 2012. These unrecognized tax benefits relate to certain federal and state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal income tax examinations. One state has an examination in progress. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,580 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the years 2010 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on the tax code of each state.

9. Segment Reporting

As of January 31, 2013 we operated 1,731 stores in fourteen states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of gasoline, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

10. Recent Accounting Pronouncements

Effective May 1, 2012, we adopted new accounting guidance which revises the manner in which we present comprehensive income in our financial statements. The new guidance removes the presentation options previously allowed and requires companies to report components of comprehensive income as part of the consolidated statement of income or as a separate consolidated statement of comprehensive income. The revised guidance did not change the items that must be reported in other comprehensive income. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. During the nine months ended January 31, 2013 and 2012 there were no amounts recorded directly in stockholders’ equity and therefore there was no difference between net income and comprehensive income for these two respective periods.

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

11. Subsequent Events

Events that have occurred subsequent to January 31, 2013 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in fourteen Midwestern states, primarily Iowa, Missouri and Illinois. On January 31, 2013, there were a total of 1,731 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 59% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At January 31, 2013, the Company owned the land at 1,710 locations and the buildings at 1,715 locations, and leased the land at 21 locations and the buildings at 16 locations.

The Company reported diluted earnings per common share of $0.40 for the third quarter of fiscal 2013. For the same quarter a year-ago, diluted earnings per common share were $0.43.

During the third fiscal quarter, the Company completed ten new-store constructions, opened eight replacement stores, acquired 24 stores, and closed seven stores. The annual goal is to increase the number of stores by 4% to 6%.

The third quarter results reflected a 0.6% increase in same-store gasoline gallons sold, with an average margin of approximately 13.8 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 3.2% and prepared foods and fountain increased 11.6% during the third quarter. Operating expenses increased 12.2% in the quarter primarily due to 45 more stores in operation compared to the same period a year ago, additional stores converted to 24 hour operations, additional stores with pizza delivery, major store remodels, and 24 more replacement stores.

Three Months Ended January 31, 2013 Compared to

Three Months Ended January 31, 2012

(Dollars and Amounts in Thousands)

Three months ended 1/31/13	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,185,640	329,657	137,033	10,035	1,662,365
Gross profit	52,002	104,660	83,011	10,013	249,686
Margin	4.4%	31.7%	60.6%	99.8%	15.0%
Gasoline gallons	376,809

Three months ended 1/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,141,230	311,199	118,750	7,771	1,578,950
Gross profit	49,180	99,099	72,714	7,757	228,750
Margin	4.3%	31.8%	61.2%	99.8%	14.5%
Gasoline gallons	360,773

Total revenue for the third quarter of fiscal 2013 increased by $83,415 (5.3%) over the comparable period in fiscal 2012. Retail gasoline sales increased by $44,410 (3.9%) as the number of gallons sold increased by 16,036 (4.4%) while the average retail price per gallon decreased 0.5%. During this same period, retail sales of grocery and general merchandise increased by $18,458 (5.9%), primarily due to increases in sales of sports and energy drinks, other beverages, and 45 more stores in operation. Prepared food and fountain sales also increased by $18,283 (15.4%), due to 45 more stores in operation and 24 more replacement stores, our expanded hours at selected store locations, additional stores with pizza delivery, and major store remodels.

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $2,264 (29.1%) for the third quarter of fiscal 2013 primarily due to the increases in newspaper and lottery commissions from the comparable period in the prior year.

Total gross profit margin was 15.0% for the third quarter of fiscal 2013, compared to 14.5% for the comparable period in the prior year. The gross profit margin on retail gasoline sales increased (to 4.4%) during the third quarter of fiscal 2013 from the third quarter of the prior year (4.3%). The gross profit margin per gallon also increased (to $.1380) in the third quarter of fiscal 2013 from the comparable period in the prior year ($.1363). The gross profit margin on retail sales of grocery and other merchandise decreased slightly (to 31.7%) from the comparable period in the prior year (31.8%). The prepared food margin also decreased (to 60.6%) from the comparable period in the prior year (61.2%) primarily due to the increase in cheese prices and other product costs.

Operating expenses increased 12.2% in the third quarter of fiscal 2013 from the comparable period in the prior year primarily due to 45 more stores in operation and the completion of 24 more replacement stores, additional stores converted to 24 hour operations, additional stores with pizza delivery, and major store remodels. Operating expenses as a percentage of total revenue were 11.4% for the third quarter of fiscal 2013 compared to 10.7% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the operating initiatives mentioned above. The store level operating expenses for locations not impacted by the initiatives were up approximately 3.8% for the quarter.

Depreciation and amortization expense increased 14.7% to $28,229 in the third quarter of fiscal 2013 from $24,616 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate decreased 400 basis points to 32.2% in the third quarter of fiscal year 2013 from 36.2% in the third quarter of fiscal year 2012. The decrease in the effective tax rate was primarily due to the work opportunity tax credits extended by law enacted in the third quarter with retroactive application back to the beginning of the fiscal year.

Net income decreased by $1,236 (7.4%). The decrease in net income was attributable primarily to the increases in operating expenses and depreciation and amortization. However, this was partially offset by the increase in the gasoline gross profit margin.

Nine Months Ended January 31, 2013 Compared to

Nine Months Ended January 31, 2012

(Dollars and Amounts in Thousands)

Nine months ended 1/31/13	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,909,787	1,078,448	426,282	27,794	5,442,311
Gross profit	168,431	354,700	265,091	27,751	815,973
Margin	4.3%	32.9%	62.2%	99.8%	15.0%
Gasoline gallons	1,157,077
Nine months ended 1/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,807,642	1,034,187	371,431	22,040	5,235,300
Gross profit	177,189	334,049	225,215	21,997	758,450
Margin	4.7%	32.3%	60.6%	99.8%	14.5%
Gasoline gallons	1,116,684

Total revenue for the first nine months of fiscal 2013 increased by $207,011 (4.0%) over the comparable period in fiscal 2012. Retail gasoline sales increased by $102,145 (2.7%) as the number of gallons sold increased by 40,393 (3.6%) while the average retail price per gallon decreased 0.9%. During this same period, retail sales of grocery and general merchandise increased by $44,261 (4.3%), primarily due to increases in sales of sports and energy drinks, other beverages, and 45 more stores in operation. Prepared food and fountain sales also increased by $54,851 (14.8%), due to 45 more stores in operation and 24 more replacement stores, our expanded hours at selected store locations, additional stores with pizza delivery, and major store remodels.

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $5,754 (26.1%) for the first nine months of fiscal 2013 primarily due to the increases in newspaper and lottery commissions from the comparable period in the prior year.

Total gross profit margin was 15% for the first nine months of fiscal 2013, compared to 14.5% for the comparable period in the prior year. The gross profit margin on retail gasoline sales decreased (to 4.3%) during the first nine months of fiscal 2013 from the first nine months of the prior year (4.7%). The gross profit margin per gallon also decreased (to $.1456) in the first nine months of fiscal 2013 from the comparable period in the prior year ($.1587). The gross profit margin on retail sales of grocery and other merchandise increased (to 32.9%) from the comparable period in the prior year (32.3%), primarily due to the one-time gross profit benefit of $3,495 due to a change in the Illinois cigarette tax and the increased contribution of higher-margin items driven by our new store design and remodel program. The prepared food margin also increased (to 62.2%) from the comparable period in the prior year (60.6%) primarily due to the increase in pizza sales relative to the rest of the category.

Operating expenses increased 11.1% in the first nine months of fiscal 2013 from the comparable period in the prior year primarily due to 45 more stores in operation and 24 more replacement stores, additional stores converted to 24 hour operations, additional stores with pizza delivery, and major store remodels. Operating expenses as a percentage of total revenue were 10.5% for the first nine months of fiscal 2013 compared to 9.8% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the operating initiatives mentioned above.

Depreciation and amortization expense increased 15.5% to $81,913 in the first nine months of fiscal 2013 from $70,943 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate remained constant at 36.9% in the first nine months of fiscal year 2013 and fiscal year 2012 after the restoration of certain federal tax credits in January 2013.

Net income decreased by $6,369 (6.8%). The decrease in net income was attributable primarily to the decrease in the gasoline gross profit margin and increases in operating expenses and depreciation and amortization. However, this was partially offset by the increases in gross profit margins of the grocery and other merchandise, and prepared food and fountain categories.

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

Goodwill. Goodwill is tested for impairment at least annually. The Company has the option to perform a qualitative assessment to determine whether a quantitative impairment analysis is required. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The Company had assessed impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of January 31, 2013, there was $114,661 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. Impairment charges can also be incurred when older stores are replaced. When a decision is made to relocate a store to a new location in the same community, management tests the old location for recoverability. In these situations, management will usually deed restrict the real estate at the old location in order to prevent competition from entering the market. Applying deed restrictions to the real estate at old locations has historically reduced the fair value of the real estate. If the fair value of the deed restricted site is below the carrying value, the Company will incur an impairment charge for the adjustment to the fair value of the real estate after the deed restriction is applied. In addition, the Company occasionally acquires stores it intends to close immediately once the transaction is completed, and may deed restrict these locations if there are existing Casey’s stores in the same market, resulting in similar impairment charges. The Company incurred impairment charges of $2,792 and $157 during the nine months ended January 31, 2013 and 2012, respectively, the majority of which was related to replacement store and acquisition activity. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2013, the Company’s ratio of current assets to current liabilities was .71 to 1. The ratio at January 31, 2012 and April 30, 2012 was .92 to 1 and .91 to 1, respectively. Management believes that the Company’s current aggregate $125,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations decreased $29,691 (13.2%) in the nine months ended January 31, 2013 from the comparable period in the prior year, primarily as a result of a smaller net income, a smaller increase in deferred income taxes, an increase in inventories, and a smaller decrease in the income tax receivable. This result was partially offset by an increase in depreciation and amortization and a smaller decrease in accounts payable. Cash used in investing in the nine months ended January 31, 2013 increased due to the increase in the purchase of property and equipment. Cash provided by financing in the nine months ended January 31, 2013 increased, primarily due to the increase in net borrowings of short-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2013, the Company expended $266,324 primarily for property and equipment, resulting from the construction, acquisition, and remodeling of stores, compared to $222,329 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $276,000 and $338,000 in fiscal 2013 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of January 31, 2013, the Company had long-term debt, net of current maturities, of $660,779 consisting of $569,000 in principal amount of 5.22% Senior Notes, $82,500 in principal amount of 5.72% Senior Notes, Series A and B, and $9,279 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,124 USTs, of which 3,277 are fiberglass and 847 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2012 and 2011, the Company spent approximately $1,150 and $648, respectively, for assessments and remediation. During the nine months ended January 31, 2013, the Company expended approximately $717 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2013, approximately $15,382 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2013 of approximately $386 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Other Factors. Other factors and risks that may cause actual results to differ materially from those in the forward-looking statements include the risk that our cash balances and cash generated from operations and financing activities will not be sufficient for our future liquidity and capital resource needs, tax increases, potential liabilities and expenditures related to compliance with environmental and other laws and regulations, the seasonality of demand patterns, and weather conditions; the increased indebtedness that the Company has incurred to purchase shares of our common stock in our 2010 self tender offer; and the other risks and uncertainties included from time to time in our filings with the SEC. We further caution you that other factors we have not identified may in the future prove to be important in affecting our business and results of operations. We ask you not to place undue reliance on any forward-looking statements because they speak only of our views as of the statement dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations and short-term debt obligations related to our borrowings under our aggregate lines of credit. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2013 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the nine months ended January 31, 2013 and 2012. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

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

CASEY’S GENERAL STORES, INC.

Date: March 11, 2013	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
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