Form 10-K
period 2013-04-30
CASEYS GENERAL STORES INC
filed 2013-06-27
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2013

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

Large accelerated filer [X]        Accelerated filer [  ]        Non-accelerated filer [  ]

Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No  [X]

As of October 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,891,311,000 based on the closing sales price ($51.55 per share) as quoted on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 24, 2013
Common Stock, no par value per share	38,387,109 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2013.

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. and its wholly owned subsidiaries (the Company/Casey’s/we) operate convenience stores under the name “Casey’s General Store” in 14 Midwestern states, primarily in Iowa, Missouri, and Illinois. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all Casey’s stores offer gasoline for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2013, there were a total of 1,749 stores in operation. There were 31 stores newly constructed and 26 acquired stores opened in fiscal 2013, and seven stores were closed in fiscal 2013. We operate a central warehouse, Casey’s Distribution Center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores.

Approximately 59% of all our stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of our stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.

Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100) was incorporated in Iowa in 1967. One of our subsidiaries, Casey’s Marketing Company (Marketing Company) also operates from the Corporate Headquarters facility and was incorporated in Iowa in March 1995. A second subsidiary, Casey’s Services Company (Services Company) operates from a nearby facility and was also incorporated in Iowa in March 1995. A third subsidiary, Casey’s Retail Company, was incorporated in Iowa in 2004 and a fourth subsidiary, CGS Sales Corp., was incorporated in 2008 and both also operate from the Corporate Headquarters facility.

The Company’s Internet address is www.caseys.com. Each year we make available through our website current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports free of charge as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. Additionally, you can go to our website to read our Financial Code of Ethics and Code of Conduct; we intend to post disclosure of any waivers to the Code.

General

We seek to meet the needs of residents of smaller towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. We have succeeded at operating Casey’s General Stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these offerings. We currently own most of our real estate, including the Casey’s Distribution Center, the Services Company facility, and the Corporate Headquarters facility.

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

Casey’s Retail Company operates stores in Illinois, Kansas, Minnesota, Nebraska, and South Dakota; it also holds the rights to the Casey’s trademark and trade name. The Marketing Company owns and has responsibility for the operation of stores in Iowa, Missouri, Wisconsin, Indiana, Oklahoma, Arkansas, Tennessee, Oklahoma, and North Dakota. The Marketing Company also has responsibility for all of our wholesale operations, including the Distribution Center. The Services Company provides a variety of construction and transportation services for all stores. CGS Sales Corp. operates a store in Onawa, Iowa and Omaha, Nebraska.

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

It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2013, the Company was selling donuts prepared on store premises in approximately 98% of our stores in addition to cookies, brownies, and Danish. The Company installs donut-making equipment in all newly constructed stores.

We began marketing made-from-scratch pizza in 1984, and it is available in 1,706 stores (98%) as of April 30, 2013. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites. The newly constructed stores and many of the remodeled stores now offer made-to-order sub sandwiches.

The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nongasoline items have generated about 28% of our total revenue, but they have resulted in approximately 74% of our gross profits. Gross profit margins on prepared food items averaged approximately 62% during the three fiscal years ended April 30, 2013—substantially higher than the gross profit margin on retail sales of gasoline, which averaged approximately 5%.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The recent store design (O2 style) measures 39 feet by 103 feet with approximately 2,500 square feet devoted to sales area, 500 square feet to kitchen space, 400 square feet to storage, and 2 large public restrooms. The recent store design for smaller communities (P style) measures 43 feet by 75 feet with approximately 1,600 square feet devoted to sales area with the remaining areas similar in size. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 8 islands of gasoline dispensers and storage tanks with capacity for 30,000 to 50,000 gallons of gasoline. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow pylon sign which displays Casey’s name and service mark.

All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. Many store locations are open from 6:00 a.m. to 11:00 p.m., although hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. We also currently operate approximately 550 stores on a 24-hour basis. We require that all stores maintain a bright, clean interior and provide prompt checkout service. It is our policy not to install electronic games or sell adult magazines on store premises.

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

Gasoline Operations

Gasoline sales are an important part of our revenue and earnings. Approximately 72% of Casey’s total revenue for the year ended April 30, 2013 was derived from the retail sale of gasoline. The following table summarizes gasoline sales for the three fiscal years ended April 30, 2013:

	Year ended April 30,

	2013	2012	2011
Number of gallons sold	1,535,139,547	1,476,153,594	1,394,456,573

Total retail gasoline sales	$5,229,156,777	$5,092,310,886	$3,998,702,258

Percentage of total revenue	72.1%	72.9%	71.0%

Gross profit percentage (excluding credit card fees)	4.5%	4.4%	5.3%

Average retail price per gallon	$3.41	$3.45	$2.87

Average gross profit margin per gallon (excluding credit card fees)	15.16¢	15.35¢	15.21¢

Average number of gallons sold per store*	883,094	870,195	868,790

*Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.

Retail prices of gasoline decreased slightly during the year ended April 30, 2013. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation and our continued efforts to price our retail gasoline to compete in local market areas. For additional information concerning the Company’s gasoline operations, see Item 7 herein.

Distribution and Wholesale Arrangements

The Marketing Company supplies all stores with groceries, food, health and beauty aids, and general merchandise from our Distribution Center. The stores place orders for merchandise electronically to our headquarters in Ankeny, and we fill the orders with weekly shipments in Company-owned delivery trucks. All of our existing and most of our proposed stores are within the Distribution Center’s optimum efficiency range—a radius of approximately 500 miles.

In fiscal 2013, we purchased directly from manufacturers a majority of the food and nonfood items sold from our Distribution Center. It is our practice, with few exceptions, not to enter into long-term supply contracts with any of the suppliers of products sold by Casey’s General Stores. We believe the practice enables us to respond flexibly to changing market conditions.

Personnel

On April 30, 2013, we had 10,876 full-time employees and 16,203 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

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

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 3,934 USTs, 3,076 of which are fiberglass and 858 are steel, and we believe that allcapital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners. In the years ended April 30, 2013 and 2012, we spent approximately $899,000 and $1,150,000, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2013, approximately $15,650,000 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2013, we had an accrued liability of approximately $418,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

Over the past three fiscal years, on average our gasoline revenues accounted for approximately 72% of total revenue and our gasoline gross profit accounted for approximately 5% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, can significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the absence of gasoline contracts that guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs have resulted and could in the future result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for gasoline. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our gasoline gallon volume, gasoline gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.

Changing consumer preferences for alternative motor fuel and improvements in fuel efficiency could adversely impact our business.

Technological advancement, regulatory changes, or changes in consumer preferences toward alternative motor fuels or more fuel-efficient vehicles could reduce demand for the gasoline products we currently sell. In addition, a shift toward electric, hydrogen, natural gas or other alternative fuel-powered vehicles could fundamentally change the shopping habits of our customers or lead to new forms of fueling destinations or new competitive pressure. New technologies developed to improve the fuel efficiency of automobiles, or further governmental mandates to improve fuel efficiency, may result in decreased demand for conventional gasoline. Any of these outcomes could potentially result in fewer customer visits to our stores, decreases both in fuel and general merchandise sales revenue or reduce profit margins, which could have a material adverse effect on our business, financial condition and results of operation.

Increased credit card expenses could increase operating expenses.

A significant percentage of our gasoline sales are made with the use of credit cards. Since the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2013 were approximately $85 million.

Wholesale cost and tax increases relating to tobacco products could affect our operating results.

Sales of tobacco products have averaged approximately 9% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 12% of total gross profit for the same period. Any significant increases in wholesale cigarette costs or tax increases on tobacco products may have a materially adverse effect on unit demand for cigarettes domestically. Currently, major cigarette manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. For example, various petroleum marketing retailers, distributors and refiners are currently defending class-action claims alleging that the sale of unadjusted volumes of fuel at temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. In addition, certain retailers have experienced data breaches resulting in exposure of sensitive customer data, including payment card information. Any such breach of our systems, or any failure to secure our systems against such a breach, could expose us to customer litigation, as well as sanctions from the payment card industry.Certain claims asserted in these lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

Current economic conditions, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products the Company sells in its stores. Economic conditions, higher fuel prices, and unemployment levels have affected consumer confidence, spending patterns, and miles driven, with many customers “trading down” to lower priced products in certain categories. These factors can lead to sales declines in both gasoline and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.

Risks Related to Our Business

The prices of “RINs” and certain commodities fluctuate widely.

The market prices paid to the Company for its “renewable identification numbers”, or “RINs”, as well as the wholesale costs paid by the Company for certain commodities such as cheese and coffee, can fluctuate widely from period to period and have a significant impact on the Company’s financial results for a particular period or periods. In recent months, the market prices of RINs have increased significantly, with a corresponding benefit to the Company’s gross profits from the retail sales of gasoline. Due to the inherent price volatility of RINs, there can be no assurance that the Company will be able to sell its RINs in the future at any particular price. Any significant decline in the market price of RINs, as well as any increases in the wholesale costs of commodities such as cheese and coffee, could have a material adverse impact on the Company’s results of operations in a particular period or periods.

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

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2012 through April 30, 2013 we acquired and opened 26 convenience stores. We expect to continue pursuing acquisition opportunities.

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

Health care reform legislation could have a negative impact on our business.

The Patient Protection and Affordable Care Act (the “PPACA”) as well as other healthcare reform legislation being considered by Congress and various State legislatures may have a negative impact on our business. Although many of the rules, reforms and regulations required to implement the PPACA have not yet been adopted, such reforms appear likely to significantly increase our employee healthcare-related costs and therefore our operating expenses. As the provisions of such reform legislation are phased in over time, the resulting changes to our healthcare cost structure could have a material adverse effect on our business, financial conditions and results of operations.

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

Our articles of incorporation were amended in 2011 to stagger the terms of the Company’s board of directors, as a result of amendments to the Iowa Business Corporation Act. Our staggered board, along with other provisions of our articles of incorporation and bylaws and Iowa corporate law, could make it more difficult for a third party to acquire us or remove our directors by means of a proxy contest, even if doing so would be beneficial to our shareholders. For example, Section 409.1110 of the Iowa Business Corporation Act prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. Further, Section 490.1108A of the Iowa Business Corporation Act permits a board of directors, in the context of a takeover proposal, to consider not only the effect of a proposed transaction on shareholders, but also on a corporation’s employees, suppliers, customers, creditors, and on the communities in which the corporation operates. These provisions could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

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

We own our corporate headquarters and Distribution Center. Located on an approximately 45-acre site in Ankeny, Iowa, these adjacent facilities and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. The original complex was completed in February 1990 and placed in full service at that time. In fiscal 2007, we added 98,000 square feet to the Distribution Center, 20,000 square feet of office space, additional paving for truck parking, and necessary drainage and landscaping improvements. In fiscal 2013, we purchased a nearby service building, which consists of approximately 60,000 square feet of warehouse space and approximately 14,000 square feet of office space.

On April 30, 2013, we also owned the land at 1,729 store locations and the buildings at 1,734 locations and leased the land at 20 locations and the buildings at 15 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 38,352,509 shares of common stock outstanding at April 30, 2013 had a market value of approximately $2.2 billion. On that date there were 1,860 shareholders of record.

Common Stock Market Prices

Calendar 2011	High	Low	Calendar 2012	High	Low	Calendar 2013	High	Low
Q1	$ 43.62	$ 35.39	Q1	$ 56.44	$ 49.52	Q1	$ 59.00	$ 51.45
Q2	$ 45.75	$ 38.01	Q2	$ 60.60	$ 51.81
Q3	$ 47.91	$ 39.50	Q3	$ 63.00	$ 55.20
Q4	$ 54.22	$ 42.41	Q4	$ 57.66	$ 46.15

Dividends

We began paying cash dividends during fiscal 1991.The dividends declared in fiscal 2013 totaled $0.66 per share. The dividends paid in fiscal 2012 totaled $0.60 per share. On June 7, 2013, the Board of Directors declared a quarterly dividend of $0.18 payable August 15, 2013 to shareholders of record on August 1, 2013. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared during the calendar years 2011-13 were as follows:

Calendar 2011	Cash dividend declared	Calendar 2012	Cash dividend declared	Calendar 2013	Cash dividend declared
Q1	$0.135	Q1	$0.15	Q1	$0.165
Q2	0.15	Q2	0.165	Q2	0.18
Q3	0.15	Q3	0.165
Q4	0.15	Q4	0.165

	0.585		0.645

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Income Data

		Years ended April 30,
		2013		2012		2011		2010		2009
Total revenue	$	7,250,840	$	6,987,804	$	5,635,240	$	4,637,087	$	4,690,525
Cost of goods sold		6,168,475		5,984,114		4,754,173		3,844,735		3,966,919

Gross profit		1,082,365		1,003,690		881,067		792,352		723,606

Operating expenses		760,365		688,431		607,628		526,291		504,449
Depreciation and amortization		111,823		96,552		82,355		73,546		69,451
Interest, net		35,048		35,192		28,497		10,933		10,626
Loss on early retirement of debt		--------		--------		11,350		--------		--------

Income before income taxes		175,129		183,515		151,237		181,582		139,080
Federal and state income taxes		64,504		66,724		56,614		64,620		53,390

Net income	$	110,625	$	116,791	$	94,623	$	116,962	$	85,690

Basic earnings per common share	$	2.89	$	3.07	$	2.24	$	2.30	$	1.69

Diluted earnings per common share	$	2.86	$	3.04	$	2.22	$	2.29	$	1.68

Weighted average number of common shares outstanding—basic		38,297		38,068		42,285		50,899		50,787
Weighted average number of common shares outstanding—diluted		38,620		38,392		42,567		51,053		50,917

Dividends paid per common share	$	0.66	$	0.60	$	0.505	$	0.34	$	0.30

Balance Sheet Data
		As of April 30,
		2013		2012		2011		2010		2009
Current assets	$	272,817	$	279,278	$	293,887	$	310,085	$	284,727
Total assets		1,984,018		1,774,815		1,610,955		1,388,775		1,262,695
Current liabilities		397,748		306,641		294,500		240,886		221,243
Long-term debt, net of current maturities		653,081		667,930		678,680		154,754		167,887
Shareholders’ equity		602,295		506,041		403,896		824,319		721,030

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (Dollars and gallons in thousands, except per share amounts)

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.

Overview

The Company operates convenience stores under the name “Casey’s General Store” in fourteen Midwestern states, primarily in Iowa, Missouri and Illinois. On April 30, 2013, there were a total of 1,749 stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of gasoline and the products offered in our stores.

Approximately 59% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. We operate a central warehouse, the Casey’s Distribution Center, adjacent to our Corporate Headquarters facility in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores. At April 30, 2013, the Company owned the land at 1,729 store locations and the buildings at 1,734 locations, and leased the land at 20 locations and the buildings at 15 locations.

During the fourth quarter of fiscal 2013, the Company earned $0.60 in diluted earnings per share compared to $0.60 per share for the same quarter a year ago. Fiscal 2013 diluted earnings per share were $2.86 versus $3.04 for the prior year. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of gasoline and certain convenience items such as beer and soft drinks.

During the 2013 fiscal year, we acquired and opened 26 convenience stores from other parties and completed 31 new store constructions. In addition to this activity, the Company also replaced 26 stores and closed seven stores during the year.

The fourth quarter results reflected a 1% increase in same-store gasoline gallons sold, with an average margin of approximately 17 cents per gallon. The Company’s fourth quarter gas margin was helped by our ability to sell approximately 10.3 million renewable fuel credits for $4,800. For the fiscal year, same-store gallons increased 0.1% with an average margin of 15.2 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise decreased 0.2% and prepared foods and fountain increased 4.4% during the fourth quarter of fiscal 2013.

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

•

All of our store managers receive a portion of their pay in the form of incentive compensation. This encourages store managers to efficiently manage operating expenses, including utility expenses. All levels of supervision, including executive officers and supervisory personnel within the store operations department receive some form of incentive compensation, and operating expenses have a direct impact on the amount of annual incentive compensation payments made to these employees.

For further information concerning the Company’s operating environment and certain conditions that may affect future performance, see the “Forward-looking Statements” at the end of this Item 7.

Fiscal 2013 Compared with Fiscal 2012

Total revenue for fiscal 2013 increased 3.8% to $7,250,840, primarily due to an increase in the number of gallons sold, and an increase in inside sales (grocery & other merchandise and prepared food & fountain). This was partially offset by a 1.3% decrease in average gas prices. Retail gasoline sales for the fiscal year were $5,229,157, an increase of 2.7%, and gallons sold increased 4% to 1,535,140. Inside sales increased 6.4% to $1,983,635, primarily due to the major remodels, the 24-hour conversions, the expansion of our pizza delivery program, and a greater number of stores in operation.

Total gross profit margin was 14.9% for fiscal 2013 compared with 14.4% for the prior year. The gas margin increased slightly to 4.5% in fiscal 2013 from 4.4% in fiscal 2012 primarily due to the increase in the value of the renewable fuel credits sold. The grocery & other merchandise margin increased slightly to 32.6% in fiscal 2013 from 32.5% in fiscal 2012. The prepared food & fountain margin increased to 61.8% from 60.7% primarily due to the lower commodity costs during fiscal 2013.

Operating expenses increased 10.4% in fiscal 2013 primarily due to the major remodels, the 24-hour conversions, the expansion of our pizza delivery program and 50 more stores in operation. The operating expense ratio also increased to 10.5% of total revenue in fiscal 2013 from 9.9% in the prior year.

Depreciation and amortization expense increased 15.8% to $111,823 in fiscal 2013 from $96,552 in fiscal 2012. The increase was due to capital expenditures made in fiscal 2013.

The effective tax rate increased 40 basis points to 36.8% in fiscal 2013 from 36.4% in fiscal 2012. The increase in the effective tax rate was primarily due to lower federal tax credits for the current year.

Net income decreased to $110,625 in fiscal 2013 from $116,791 in fiscal 2012. The decrease was due primarily to the increase in the operating expenses and an increase in depreciation and amortization expenses. However, this was partially offset by an increase in inside sales, the increase in the number of gasoline gallons sold, and an increase in operating expenses primarily due to 50 more stores in operation from the prior year.

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

Operating expenses increased 13.3% in fiscal 2012. After adjusting for the $16 million in expenses associated with the unsolicited hostile offer by Alimentation Couche-Tard, Inc. in the prior year, expenses increased 16.4% primarily due to the major remodels, the 24-hour conversions, the expansion of our pizza delivery program and a greater number of stores in operation. Higher retail gasoline prices resulted in higher sales, which decreased the operating expense ratio to 9.9% of total revenue in fiscal 2012 from 10.8% in the prior year. Higher retail gasoline prices also increased our transportation costs and credit card fees during the year.

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

Net income increased to $116,791 in fiscal 2012 from $94,623 in fiscal 2011. The increase was due primarily to the $17,591 post-tax impact on fiscal 2011 net earnings pertaining to the Company’s recapitalization plan as well as the unsolicited hostile offer and related actions by Alimentation Couche-Tard, Inc., an increase in same store inside sales, the increase in the number of gasoline gallons sold, the 24-hour conversions, the major remodels, the expansion of our pizza delivery program, and a greater number of stores in operation from the prior year. However, this was partially offset by an increase in the operating expenses and a decrease in the average margin on prepared food & fountain sales.

COMPANY TOTAL REVENUE AND GROSS PROFIT BY CATEGORY

	Years ended April 30,
	2013	2012	2011
Total revenue by category
Gasoline	$5,229,157	$5,092,311	$3,998,702
Grocery & other merchandise	1,418,711	1,364,995	1,195,613
Prepared food & fountain	564,924	499,712	415,240
Other	38,048	30,786	25,685

	$7,250,840	$6,987,804	$5,635,240

Gross profit by category (1)
Gasoline	$232,718	$226,559	$212,038
Grocery & other merchandise	462,663	443,245	385,250
Prepared food & fountain	348,993	303,159	258,151
Other	37,991	30,727	25,628

	$1,082,365	$1,003,690	$881,067

INDIVIDUAL STORE COMPARISONS (2)

	Years ended April 30,
	2013	2012	2011
Average retail sales	$4,159	$4,117	$3,497
Average retail inside sales	1,152	1,117	1,015
Average gross profit on inside items	467	448	404
Average retail sales of gasoline	3,007	3,000	2,482
Average gross profit on gasoline (3)	134	134	132
Average operating income (4)	181	191	180
Average number of gallons sold	883	870	869

(1)	Gross profits represent total revenue less cost of goods sold. Gross profit is given before charges for depreciation, amortization, and credit card fees.

(2)	Individual store comparisons include only those stores that had been in operation for at least one full year and remained open on April 30 of the fiscal year indicated.

(3)	Retail gasoline profit margins have a substantial impact on our net income. Profit margins on gasoline sales can be adversely affected by factors beyond our control, including oversupply in the retail gasoline market, uncertainty or volatility in the wholesale gasoline market, and price competition from other gasoline marketers. Any substantial decrease in profit margins on retail gasoline sales or the number of gallons sold could have a material adverse effect on our earnings.

(4)	Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our matching contribution paid to the 401(k) Plan.

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	2013	2012	2011
Gasoline gallons	0.1%	-1.5%	1.6%
Grocery & other merchandise	0.8	6.7	4.6
Prepared food & fountain	8.6	14.3%	7.7

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

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor rebates in the form of rack display allowances (RDAs) are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. The RDAs are treated as a reduction in cost of sales and are recognized ratably over the period covered by the applicable rebate agreement. These funds do not represent reimbursements of specific, incremental, identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.The Company takes title to RINs when we purchase clear unleaded gasoline or diesel fuel, and purchase ethanol separately. The ethanol is blended in the tanker during transit to the store and the blending is the event that enables the RIN to be separated from the ethanol it identifies and allows it to be sold to third parties. The RINs are recorded as a reduction in the cost of sales in the period when the Company commits to a price and agrees to sell all of the RINs acquired during a specified period (currently the previous month).

Long-lived Assets

The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally on a store-by-store basis. We recorded impairment charges of $3,680 in fiscal 2013, $226 in fiscal 2012, and $348 in fiscal 2011.

Self-insurance

We are primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $24,039 and $23,701 for the years ended April 30, 2013 and 2012, respectively.

Goodwill

Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2013, there was $114,791 of goodwill and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Liquidity and Capital Resources

Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2013, the Company’s ratio of current assets to current liabilities was .69 to 1. The ratio at April 30, 2012 and at April 30, 2011 was .91 to 1 and 1 to 1 respectively. We believe our current bank line of credit and the cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operating activities decreased $8,551 (2.9%) in the year ended April 30, 2013, primarily because of a decrease in net earnings, a smaller increase in deferred income taxes, a larger increase in inventories and a smaller decrease in income taxes receivable. This result was partially offset by an increase in accounts payable. Cash used in investing activities in the year ended April 30, 2013 increased $53,162 (19.1%) primarily due to the increase in the purchase of property and equipment from the prior year. Cash flows from financing activities increased $50,718 (248.5%), primarily due to the net borrowings of short-term debt.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2013, we expended $334,828 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $280,318 in the prior year. In fiscal 2014, we anticipate expending between $313,000 and $374,000, primarily from existing cash, funds generated by operations, and additional long-term debt (see Footnote 11 – Subsequent Events) for our construction, acquisition, and remodeling of stores.

As of April 30, 2013, we had long-term debt, net of current maturities, of $653,081 consisting of $569,000 in principal amount of 5.22% senior notes, $75,000 in principal amount of 5.72% senior notes, series A and B; and $9,081 of capital lease obligations.

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

The table below presents our significant contractual obligations, including interest, at April 30, 2013:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$896,078	49,635	82,769	94,981	668,693
Capital lease obligations	17,375	1,352	1,803	1,545	12,675
Operating lease obligations	2,269	910	746	263	350
Unrecognized tax benefits	8,938	-------	-------	-------	-------
Deferred compensation	15,787	-------	-------	-------	-------

Total	$940,447	51,897	85,318	96,789	681,718

Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the “Payments due by period” section of the table.

At April 30, 2013, the Company had a total of $8,938 in gross unrecognized tax benefits. Of this amount, $5,810 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $286 as of April 30, 2013. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2009 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of April 30, 2013, the Company has no ongoing federal or state income tax examinations. The Company did not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $1,491 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

Included in long-term liabilities on our consolidated balance sheet at April 30, 2013, was a $15,787 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the “Payments due by period” section of the table. However, known payments of $5,131 will be due during the next 5 years.

At April 30, 2013, we were partially self-insured for workers’ compensation claims in all 14 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $15,500 and $15,000, respectively, were issued and outstanding at April 30, 2013 and 2012, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

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

Please see Item 1A. of this Form 10-K, entitled “Risk Factors,” for further information on these and other factors that may affect our business and financial results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2013 would have no material effect on pretax earnings.

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of those derivative instruments. No such derivative instruments were used during fiscal year 2013, 2012, or 2011. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2013. We also have audited the Company’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/KPMG LLP

Des Moines, Iowa

June 27, 2013

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$41,271	$55,919
Receivables	20,900	21,700
Inventories	189,514	170,794
Prepaid expenses	1,396	1,298
Deferred income taxes	9,916	13,143
Income taxes receivable	9,820	16,424

Total current assets	272,817	279,278

Property and equipment, at cost
Land	431,523	381,756
Buildings and leasehold improvements	904,732	807,795
Machinery and equipment	1,182,470	1,035,651
Leasehold interest in property and equipment	15,486	14,545

	2,534,211	2,239,747
Less accumulated depreciation and amortization	952,286	860,998

Net property and equipment	1,581,925	1,378,749

Other assets, net of amortization	14,485	12,403
Goodwill	114,791	104,385

Total assets	$1,984,018	$1,774,815

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable to bank	$59,100	$-
Current maturities of long-term debt	15,810	10,737
Accounts payable	232,913	211,165
Accrued expenses
Wages and related taxes	16,221	15,010
Property taxes	20,229	19,111
Insurance	24,039	23,701
Other	29,436	26,917

Total current liabilities	397,748	306,641

Long-term debt, net of current maturities	653,081	667,930
Deferred income taxes	293,708	260,405
Deferred compensation	15,787	14,698
Other long-term liabilities	21,399	19,100

Total liabilities	1,381,723	1,268,774

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	-	-
Common stock, no par value, 38,352,509 and 38,140,309 shares issued and outstanding at April 30, 2013 and 2012, respectively	23,119	12,199
Retained earnings	579,176	493,842

Total shareholders’ equity	602,295	506,041

Total liabilities and shareholders’ equity	$1,984,018	$1,774,815

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended April 30,
	2013	2012	2011
Total revenue	$7,250,840	$6,987,804	$5,635,240
Cost of goods sold (exclusive of depreciation, shown separately below)	6,168,475	5,984,114	4,754,173

Gross profit	1,082,365	1,003,690	881,067
Operating expenses	760,365	688,431	607,628
Depreciation and amortization	111,823	96,552	82,355
Interest, net	35,048	35,192	28,497
Loss on early retirement of debt	-	-	11,350

Income before income taxes	175,129	183,515	151,237
Federal and state income taxes	64,504	66,724	56,614

Net income	$110,625	$116,791	$94,623

Net income per common share
Basic	$2.89	$3.07	$2.24

Diluted	$2.86	$3.04	$2.22

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share and per share amounts)

	Common	Retained
	stock	earnings	Total
Balance at April 30, 2010	$64,439	$759,880	$824,319
Net income	-	94,623	94,623
Dividends declared (50.5 cents per share)	-	(20,467)	(20,467)
Repurchase of common stock (13,157,894 shares)	(66,890)	(434,136)	(501,026)
Proceeds from exercise of stock options (184,441 shares)	3,733	-	3,733
Tax benefits related to nonqualified stock options	648	-	648
Stock based compensation	2,066	-	2,066

Balance at April 30, 2011	$3,996	$399,900	$403,896
Net income	-	116,791	116,791
Dividends declared (60 cents per share)	-	(22,849)	(22,849)
Proceeds from exercise of stock options (159,600 shares)	3,249	-	3,249
Tax benefits related to nonqualified stock options	1,162	-	1,162
Stock based compensation	3,792	-	3,792

Balance at April 30, 2012	$12,199	$493,842	$506,041
Net income	-	110,625	110,625
Dividends declared (66 cents per share)	-	(25,291)	(25,291)
Proceeds from exercise of stock options (198,200 shares)	4,721	-	4,721
Tax benefits related to nonqualified stock options	1,929	-	1,929
Stock based compensation	4,270	-	4,270

Balance at April 30, 2013	$23,119	$579,176	$602,295

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2013	2012	2011
Cash flows from operating activities
Net income	$110,625	$116,791	$94,623
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	111,823	96,552	82,355
Other amortization	195	347	988
Stock-based compensation	4,270	3,792	2,066
Loss (gain) on sale of property and equipment	4,788	1,428	(80)
Deferred income taxes	36,530	54,589	60,861
Excess tax benefits related to stock option exercises	(1,929)	(1,162)	(648)
Loss on early retirement of debt	-	-	11,350
Changes in assets and liabilities
Receivables	800	(1,546)	(8,043)
Inventories	(16,222)	(8,647)	(26,527)
Prepaid expenses	(98)	(118)	(51)
Accounts payable	21,748	(4,510)	70,341
Accrued expenses	4,270	7,399	5,516
Income taxes receivable	9,969	29,508	(31,266)
Other, net	(441)	456	(42)

Net cash provided by operating activities	286,328	294,879	261,443
Cash flows from investing activities
Purchase of property and equipment	(305,301)	(240,874)	(214,573)
Payments for acquisition of businesses	(29,527)	(39,444)	(113,567)
Proceeds from sales of property and equipment	3,544	2,196	2,627

Net cash used in investing activities	(331,284)	(278,122)	(325,513)
Cash flows from financing activities
Proceeds from long-term debt	-	-	569,000
Payments of long-term debt	(10,757)	(1,372)	(69,172)
Net borrowing of short-term debt	59,100	(600)	600
Proceeds from exercise of stock options	4,721	3,249	3,733
Payments of cash dividends	(24,685)	(22,849)	(20,467)
Repurchase of common stock	-	-	(501,026)
Payments of prepayment penalties	-	-	(11,350)
Excess tax benefits related to stock option exercises	1,929	1,162	648

Net cash provided by (used in) financing activities	30,308	(20,410)	(28,034)

Net decrease in cash and cash equivalents	(14,648)	(3,653)	(92,104)
Cash and cash equivalents at beginning of year	55,919	59,572	151,676

Cash and cash equivalents at end of year	$41,271	$55,919	$59,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) during the year for
Interest, net of amount capitalized	$35,226	$35,403	$34,691
Income taxes	17,973	(17,973)	26,113
Noncash investing and financing activities
Property and equipment acquired through notes payable and capitalized lease obligations	981	191	689

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.   SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,749 convenience stores in 14 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2013 were distributed as follows: 72% gasoline, 20% grocery & other merchandise, and 8% prepared food & fountain. The Company’s materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

The excess of current cost over the stated LIFO value was $44,792 and $41,805 at April 30, 2013 and 2012, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2013 and 2012:

	Fiscal 2013	Fiscal 2012
Gasoline	87,262	83,063
Merchandise	102,252	87,731

Total inventory	189,514	170,794

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor rebates in the form of rack display allowances (RDAs) are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. The RDAs are treated as a reduction in cost of sales and are recognized ratably over the period covered by the applicable rebate agreement. These funds do not represent reimbursements of specific, incremental, identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of sales and are recognized at the time the product is sold. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.

Renewable Identification Numbers (RINs) are recorded as a reduction in cost of sales in the period when the Company commits to a price and agrees to sell all of the RINs earned during a specified period (currently the previous month).

Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2013, there was $114,791 of goodwill, and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment.

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

The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $3,680 in fiscal 2013, $226 in fiscal 2012, and $348 in fiscal 2011. Impairment charges are a component of operating expenses.

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

The Company monitors stores and will accelerate depreciation if the expected life of the asset is reduced due to the operation of the store or the Company’s plans.

Excise taxes Excise taxes approximating $596,000, $527,000, and $495,000 on retail gasoline sales are included in total revenue and cost of goods sold for fiscal 2013, 2012, and 2011, respectively.

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

Net income per common share Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding during each of the years. The calculation of diluted earnings per share treats stock options and restricted stock units outstanding as potential common shares to the extent they are dilutive.

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

There were no material changes in our asset retirement obligation estimates during fiscal 2013. The recorded asset for asset retirement obligations was $8,011 and $7,343 at April 30, 2013 and 2012, respectively, and is recorded in other assets, net of amortization. The discounted liability was $12,176 and $11,313 at April 30, 2013 and 2012, respectively, and is recorded in other long-term liabilities.

Self-insurance The Company is primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $24,039 and $23,701 for the years ended April 30, 2013 and 2012, respectively.

Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Derivative instruments There were no options or futures contracts as of or during the years ended April 30, 2013, 2012, or 2011. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.

Stock-based compensation Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the statement of income over the vesting period of the award.

Segment reporting As of April 30, 2013, we operated 1,749 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of gasoline, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Comprehensive income (loss) Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in shareholders’ equity. The Company did not have any other comprehensive income (loss) during the years ended April 30, 2013, 2012, or 2011.

2.  ACQUISITIONS

During the year ended April 30, 2013, the Company acquired 34 stores through a variety of single store and multi-store transactions with several unrelated third parties. Of the 34 stores acquired, 26 were opened during the 2013 fiscal year, six were closed permanently and two will be opened during the 2014 fiscal year. The acquisitions meet the criteria to be considered business combinations. The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,498
Property and equipment	16,934

Total assets	19,432

Liabilities assumed:
Accrued expenses	310

Total liabilities	310

Net tangible assets acquired	19,122
Goodwill	10,405

Total consideration paid	$29,527

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2013	2012
Total revenue	$7,321,715	7,119,777
Net income	$112,161	119,729
Net income per common share
Basic	$2.93	3.15
Diluted	$2.90	3.12

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $721,000 and $691,000, respectively, at April 30, 2013 and 2012.

The next table delineates the Company’s long-term debt at carrying amount.

	As of April 30,
	2013	2012
Capitalized lease obligations discounted at 5.22% to 7.09% due in various monthly installments through 2048 (Note 7)	$9,891	9,645

Mortgage notes payable due in various installments through January 2013 with interest at 6%	0	22

5.72% senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	90,000	100,000

5.22% senior notes due August 9, 2020	569,000	569,000

	668,891	678,667

Less current maturities	15,810	10,737

	$653,081	667,930

At April 30, 2013, the Company had a bank line of credit arrangement consisting of three Promissory Notes, two in the principal amount of $50,000 and one in the amount of $25,000 (together, the “Notes”). The Notes evidenced a revolving line of credit in the aggregate principal amount of $125,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the first Note was at a rate of 0.750% over the Index, resulting in a current rate of 0.910% per annum. The interest rate applicable to the second note is 1.000% over the Index, resulting in a current rate of 1.160% per annum. The interest rate applicable to the third Note was also 1.000% over the Index, resulting in a rate of 1.160% per annum. As described in Note 11, this third Note was cancelled on June 17, 2013. There was a $59,100 balance owed at April 30, 2013 with a weighted average interest rate of 0.95% and no balance owed at April 30, 2012.

Interest expense is net of interest income of $211, $208, and $360 for the years ended April 30, 2013, 2012, and 2011, respectively. Interest expense in the amount of $894, $674, and $406 was capitalized during the years ended April 30, 2013, 2012, and 2011, respectively.

The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2013, the Company was in compliance with all such covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2013 and thereafter:

Years ended April 30,
2014	$15,810
2015	492
2016	15,334
2017	15,309
2018	15,327
Thereafter	606,619

$668,891

4.	PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock.

Stock option plans The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,334,608 shares available for grant at April 30, 2013 under the Plan. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will be counted as one share, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement. At April 30, 2013, options for 854,809 shares (which expire between 2013 and 2021) were outstanding. All stock option shares issued are previously unissued authorized shares.

On June 23, 2010, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. The fair value of the Company’s shares on the date of grant was $35.94. This award was also granted at no cost to the non-employee members of the Board. This award vested immediately and compensation expense was recognized at that time.

On March 22, 2011, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. The fair value of the Company’s shares on the date of grant was $36.68. This award was also granted at no cost to the non-employee members of the Board. This award vested on May 1, 2011, and compensation expense was recognized ratably over the vesting period.

On June 10, 2011, restricted stock units with respect to a total of 9,198 shares were granted to certain employees under the annual incentive compensation program. The fair value of the Company’s shares on the date of grant was $40.49. These awards will vest on May 1, 2014 and compensation expense is being recognized ratably over the vesting period.

On June 23, 2011, stock options totaling 441,000 shares were granted to certain officers and key employees. These awards will vest on June 23, 2014, and compensation expense is being recognized ratably over the vesting period.

On June 23, 2011, restricted stock units totaling 15,000 shares were granted to the CEO. The fair value of the Company’s shares on the date of grant was $44.39. This award was also granted at no cost to the employee. This award will vest on June 23, 2014 and compensation expense is currently being recognized ratably over the vesting period.

On September 16, 2011, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. The fair value of the Company’s shares on the date of grant was $47.59. This award was also granted at no cost to the non-employee members of the Board. This award vested on May 1, 2012 and compensation expense was recognized ratably over the vesting period.

On June 8, 2012, restricted stock units with respect to a total of 32,998 shares were granted to certain employees under the annual incentive compensation program. The fair value of the Company’s shares on the date of grant was $59.48. These awards will vest on June 8, 2015 and compensation expense is being recognized ratably over the vesting period.

On September 14, 2012, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. The fair value of the Company’s shares on the date of grant was $58.93. This award was also granted at no cost to the non-employee members of the Board. This award will vest on May 1, 2013 and compensation expense is currently being recognized ratably over the vesting period.

The 2000 Stock Option Plan allowed the grant of options with an exercise price equal to the fair value of the Company’s stock on the date of grant that expired ten years after the date of grant. Vesting was generally over a three to five-year service period. The Non-employee Directors’ Stock Option Plan allowed the grant of options with an exercise price equal to the average of the last reported sale prices of shares of common stock on the last trading day of each of the twelve months preceding the award of the option. The term of such options was ten years from the date of grant, and each option is exercisable immediately upon grant. The aggregate number of shares of Common Stock that could have been granted pursuant to the Director Stock Plan was 200,000 shares, subject to adjustment to reflect any future stock dividends, stock splits, or other relevant capitalization changes. Shares issued as restricted stock units become unrestricted shares of common stock at the end of the vesting period.

The following table shows the restricted stock unit and the stock option activity during the periods indicated:

	Number of restricted stock units	Number of option shares	Weighted average option exercise price
Balance at April 30, 2010	-	959,550	$22.78
Granted	28,000	-	0.00
Exercised	-	(184,441)	20.24
Forfeited	-	-	0.00
Balance at April 30, 2011	28,000	775,109	$23.38
Granted	38,198	441,000	44.39
Exercised	-	(159,600)	20.36
Forfeited	-	(3,000)	36.19
Balance at April 30, 2012	66,198	1,053,509	$32.59
Granted	46,998	-	0.00
Exercised	-	(198,200)	23.82
Forfeited	-	(500)	14.08
Balance at April 30, 2013	113,196	854,809	$34.64

At April 30, 2013, there were 42,000 vested restricted stock units and 71,196 unvested restricted stock units. At April 30, 2013, all outstanding options had an aggregate intrinsic value of $19,903 and a weighted average remaining contractual life of 6.6 years. The vested options totaled 424,809 shares with a weighted average exercise price of $24.74 per share and a weighted average remaining contractual life of 5.1 years. The aggregate intrinsic value for the vested options as of April 30, 2013 was $14,089. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2013 was $6,828, and the total fair value of shares vested during the year ended April 30, 2013 was $2,928.

The grant date fair value for the June 23, 2011 options were $14.65, which was estimated utilizing the Black Scholes valuation model. The significant assumptions included:

Risk-free interest rate	2.14%
Expected option life	6.11 years
Expected volatility	37%
Expected dividend yield	1.58%

Total compensation costs recorded for the years ended April 30, 2013, 2012 and 2011 were $4,270, $3,792, and $2,066, respectively, for the stock option and restricted stock awards. As of April 30, 2013, there was $4,141 of total unrecognized compensation costs related to the Plan and Prior Plans for stock options that are expected to be recognized ratably through 2015.

At April 30, 2013, the range of exercise prices for outstanding options was $14.08 – $44.39 and the weighted average remaining contractual life of outstanding options was 6.6 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2013 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

$ 14.08 –17.64	20,500	$ 15.63	0.9
20.68 – 26.92	404,309	25.23	5.3
44.39	430,000	44.39	8.2

	854,809

5.  NET INCOME PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

		Years ended April 30,
		2013		2012		2011
Basic
Net income	$	110,625	$	116,791	$	94,623

Weighted average shares outstanding-basic		38,297,083		38,068,001		42,284,664

Basic earnings per common share	$	2.89	$	3.07	$	2.24

Diluted
Net income	$	110,625	$	116,791	$	94,623

Weighted-average shares outstanding-basic		38,297,083		38,068,001		42,284,664
Plus effect of stock options and restricted stock units		322,993		323,703		281,913

Weighted-average shares outstanding-diluted		38,620,076		38,391,704		42,566,577

Diluted earnings per common share	$	2.86	$	3.04	$	2.22

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 439,000 for fiscal 2012. All options were included for fiscal 2013 and fiscal 2011.

6.  INCOME TAXES

Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2013	2012	2011
Current tax expense
Federal	$23,519	$9,937	$(6,171)
State	4,455	2,345	1,871

	27,974	12,282	(4,300)
Deferred tax expense	36,530	54,442	60,914

Total income tax provision	$64,504	$66,724	$56,614

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2013	2012	2011
Deferred tax assets
Accrued liabilities	$9,916	$13,143	$10,405
Deferred compensation	6,050	5,663	5,325
Unrecognized tax benefits	3,128	2,638	2,135
State net operating loss	3,902	4,395	2,771
Other	1,016	611	656

Total gross deferred tax assets	24,012	26,450	21,292

Deferred tax liabilities
Excess of tax over book depreciation	(295,951)	(264,757)	(211,415)
Goodwill	(11,919)	(8,955)	(2,550)
Other	66	-	-

Total gross deferred tax liabilities	(307,804)	(273,712)	(213,965)

Net deferred tax liability	$(283,792)	$(247,262)	$(192,673)

At April 30, 2013, the Company has net operating loss carryforwards for state income tax purposes of approximately $93,805, which are available to offset future taxable income. These net operating loss carryforwards expire during the years 2016 through 2033.

There was no valuation allowance for deferred tax assets as of April 30, 2013 and 2012. There was no net change in the valuation allowance for the years ended April 30, 2013 and 2012. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2013	2012	2011
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	-1.7	-2.1	-1.2
State income taxes, net of federal tax benefit	2.6	2.9	2.9
Other	0.9	0.6	0.7

	36.8%	36.4%	37.4%

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $8,938 and $7,538 in gross unrecognized tax benefits at April 30, 2013 and 2012, respectively. Of this amount, $5,810 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $1,400 during the twelve months ended April 30, 2013, due primarily to the expiration of certain statute of limitations offset by a greater increase associated with income tax filing positions for the current year. This had the effect of increasing the effective tax rate during the fiscal year ending April 30, 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Beginning balance	$7,538	$6,148
Additions based on tax positions related to current year	2,807	2,706
Additions for tax positions of prior years	-	142
Reductions for tax positions of prior years	(37)	(47)
Reductions due to lapse of applicable statute of limitations	(1,370)	(1,411)
Settlements	-	-

Ending balance	$8,938	$7,538

The total net amount of accrued interest and penalties for such unrecognized tax benefits was $286 and $249 at April 30, 2013 and 2012, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2013 was an increase in tax expense of $37 and a increase of $4 for the year ended April 30, 2012. At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,491 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2010 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

7.    LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2013	2012
Real estate	$12,874	$11,933
Equipment	2,612	2,612

	15,486	14,545
Less accumulated amortization	4,900	4,378

	$10,586	$10,167

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2013:

	Capital	Operating
Years ended April 30,	leases	leases
2014	$1,352	$910
2015	989	514
2016	814	231
2017	772	131
2018	773	131
Thereafter	12,675	350

Total minimum lease payments	17,375	$2,267

Less amount representing interest	7,484

Present value of net minimum lease payments	$9,891

The total rent expense under operating leases was $1,773 in 2013, $1,269 in 2012, and $674 in 2011.

8.    BENEFIT PLANS

401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Contributions to the 401(k) plan were $4,949, $3,681, and $3,049 for the years ended April 30, 2013, 2012, and 2011, respectively.

On April 30, 2013, 1,496,465 shares of common stock were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of net income per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for 2 of its executive officers, 1 of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2013 and 2012, respectively, were $6,457 and $6,611. The discount rates used were 4.0% and 4.6%, respectively, at April 30, 2013 and 2012. The amount expensed in fiscal 2013 was $471 and the Company expects to pay $625 per year for each of the next five years. Expense incurred in fiscal 2012 was $662.

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

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2013 and 2012 of approximately $418 and $380, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters As previously reported, the Company was named as defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of gasoline retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation”. On November 20, 2012, the Court preliminarily approved the previously-reported settlement involving the Company, which when approved in final form by the Court following notice to the Class would result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation. The preliminarily approved settlement includes, but is not limited to, a commitment on the part of the Company to provide certain information on its gasoline pumps and make a monetary payment (which is not considered to be material in amount) to the plaintiff class

From time to time we are involved in other legal and administrative proceedings or investigations arising from the conduct of our business operations, including contractual disputes; employment or personnel matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operation.

Other At April 30, 2013, the Company was partially self-insured for workers’ compensation claims in all fourteen states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $15,500 and $15,000, respectively, were issued and outstanding at April 30, 2013 and 2012, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2013 and 2012, the Company had $24,039 and $23,701, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

11. SUBSEQUENT EVENTS

Events that have occurred subsequent to April 30, 2013 have been evaluated through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission. On June 17, 2013, the Company issued $150,000 principal amount of Series A 3.67% Senior Notes due 2028. On December 17, 2013, the Company will issue an additional $50,000 principal amount of Series B 3.75% Senior Notes due 2028. The Company also cancelled the $25,000 Promissory Note that is part of its line of credit on June 17, 2013, leaving an aggregate line of credit of $100,000. Further information is set forth in the Current Report on Form 8-K filed by the Company on June 18, 2013.

12. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

	Year ended April 30, 2013
Total revenue	Q1	Q2	Q3	Q4	Year Total
Gasoline	$1,330,670	1,393,476	1,185,640	1,319,371	5,229,157
Grocery & other merchandise	386,129	362,662	329,657	340,263	1,418,711
Prepared food & fountain	142,709	146,540	137,033	138,642	564,924
Other	8,794	8,966	10,035	10,253	38,048

	$1,868,302	1,911,644	1,662,365	1,808,529	7,250,840
Gross profit*
Gasoline	$58,795	57,634	52,002	64,287	232,718
Grocery & other merchandise	128,834	121,206	104,660	107,963	462,663
Prepared food & fountain	90,565	91,515	83,011	83,902	348,993
Other	8,780	8,958	10,013	10,240	37,991

	$286,974	279,313	249,686	266,392	1,082,365

Net earnings	$39,031	32,859	15,463	23,272	110,625

Earnings per common share
Basic	$1.02	0.86	0.40	0.61	2.89

Diluted	$1.01	0.85	0.40	0.60	2.86

	Year ended April 30, 2012
Total revenue	Q1	Q2	Q3	Q4	Year Total
Gasoline	$1,377,914	1,288,498	1,141,230	1,284,669	5,092,311
Grocery & other merchandise	365,171	357,816	311,199	330,809	1,364,995
Prepared food & fountain	123,843	128,838	118,750	128,281	499,712
Other	6,904	7,366	7,771	8,745	30,786

	$1,873,832	1,782,518	1,578,950	1,752,504	6,987,804
Gross profit*
Gasoline	$65,320	62,688	49,180	49,371	226,559
Grocery & other merchandise	118,729	116,221	99,099	109,196	443,245
Prepared food & fountain	75,843	76,658	72,714	77,944	303,159
Other	6,890	7,351	7,757	8,729	30,727

	$266,782	262,918	228,750	245,240	1,003,690

Net earnings	$39,391	37,632	16,699	23,069	116,791

Earnings per common share
Basic	$1.04	0.99	0.44	0.61	3.07

Diluted	$1.03	0.98	0.43	0.60	3.04

*Gross profit is given before charge for depreciation and amortization and credit card fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2013.

KPMG LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report appears on page 30.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2013 and to be used in connection with the Company’s 2013 Annual Meeting of Shareholders are hereby incorporated by reference.

The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Business Conduct and Ethics) for its directors, officers, and all employees. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and other Company governance materials are available under the Corporate Governance link of the Company Web site at www.caseys.com. The Company intends to disclose on this Web site any amendments to or waivers from the Financial Code of Ethics or the Code of Business Conduct and Ethics that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Financial Code of Ethics or the Code of Business Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2013 and to be used in connection with the Company’s 2013 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2013 and to be used in connection with the Company’s 2013 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2013 and to be used in connection with the Company’s 2013 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2013 and to be used in connection with the Company’s 2013 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

(1)	The following financial statements are included herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, April 30, 2013 and 2012

Consolidated Statements of Income, Three Years Ended April 30, 2013

Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2013

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2013

Notes to Consolidated Financial Statements

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010 and the Current Report on Form 8-K filed May 20, 2011)
3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Reports on Form 8-K filed May 20, 2011, August 2, 2011 and the Current Report on Form 8-K filed June 22, 2012)
4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of $100,000,000 in principal amount of 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006)
4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010)
4.10	Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference from the Current Report on Form 8-K filed June 18, 2013)
10.21(a)*	Amended and Restated Employment Agreement with Donald F. Lamberti (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)
10.22(a)*	Amended and Restated Employment Agreement with Ronald M. Lamb (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997), First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998) and Second Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)
10.27*	Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed May 3, 2005)
10.28(b)	Promissory Notes delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated May 23, 2011 (incorporated by reference from the Current Reports on Form 8-K filed May 23, 2011, February 12, 2013 and June 18, 2013)
10.29(a)*	Form of “change of control” Employment Agreement (incorporated by reference from the Current Report on Form 8-K filed June 2, 2010)

10.30*	Non-Qualified Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)
10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)
10.32*	Severance Agreement with Douglas K. Shull (incorporated by reference from the Current Report on Form 8-K filed July 28, 1998)
10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed July 6, 2005)
10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)
10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)
10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006 (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2007)
10.39*	Employment Agreement with Robert J. Myers (incorporated by reference from the Current Report on Form 8-K filed April 21, 2010)
10.40*	Severance Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed January 17, 2008)
10.41*	Casey’s General Stores, Inc. 2009 Stock Incentive Plan (incorporated by reference from the Current Report on Form 8-K filed September 23, 2009) and related forms of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010) and Restricted Stock Units Agreement (Officers and Other Employees), Restricted Stock Units Agreement (Chief Executive Officer) and Stock Option Grant (incorporated by reference from the Current Report on Form 8-K filed June 27, 2011)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 27, 2013	By	/s/ Robert J. Myers
Robert J. Myers, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 27, 2013	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 27, 2013	By	/s/ Robert J. Myers
Robert J. Myers
President and Chief Executive Officer, Director

Date: June 27, 2013	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: June 27, 2013	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 27, 2013	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 27, 2013	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 27, 2013	By	/s/ Richard Wilkey
Richard Wilkey
Director

Date: June 27, 2013	By	/s/ H. Lynn Horak
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