Form 10-Q
period 2013-07-31
CASEYS GENERAL STORES INC
filed 2013-09-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2013
Common stock, no par value per share	38,407,509 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31,	April 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$190,947	41,271
Receivables	25,918	20,900
Inventories	205,674	189,514
Prepaid expenses	2,829	1,396
Deferred income taxes	12,269	9,916
Income tax receivable	—	9,820

Total current assets	437,637	272,817

Other assets, net of amortization	14,796	14,485
Goodwill	114,791	114,791
Property and equipment, net of accumulated depreciation of $975,829 at July 31, 2013 and $952,286 at April 30, 2013	1,625,210	1,581,925

Total assets	$2,192,434	1,984,018

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	April 30,
	2013	2013
Current liabilities:
Notes payable to bank	$—	59,100
Current maturities of long-term debt	15,880	15,810
Accounts payable	252,544	232,913
Accrued expenses	109,942	89,925
Income taxes payable	18,449	—

Total current liabilities	396,815	397,748

Long-term debt, net of current maturities	803,971	653,081
Deferred income taxes	299,183	293,708
Deferred compensation	15,999	15,787
Other long-term liabilities	22,992	21,399

Total liabilities	1,538,960	1,381,723

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	25,502	23,119
Retained earnings	627,972	579,176

Total shareholders’ equity	653,474	602,295

	$2,192,434	1,984,018

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended July 31,
	2013	2012
Total revenue	$2,114,749	1,868,302
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,769,239	1,581,328

Gross profit	345,510	286,974

Operating expenses	215,974	189,399
Depreciation and amortization	30,501	26,536
Interest, net	9,456	8,904

Income before income taxes	89,579	62,135
Federal and state income taxes	33,869	23,104

Net income	$55,710	39,031

Net income per common share
Basic	$1.45	1.02

Diluted	$1.43	1.01

Basic weighted average shares outstanding	38,393,076	38,224,608
Plus effect of stock compensation	434,809	345,690

Diluted weighted average shares outstanding	38,827,885	38,570,298

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2013	2012
Cash flows from operations:
Net income	$55,710	39,031
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30,501	26,536
Other amortization	93	75
Stock based compensation	1,044	1,036
Loss on sale and disposal of property and equipment	916	1,584
Deferred income taxes	3,122	4,737
Excess tax benefits related to stock option exercises	(440)	(1,481)
Changes in assets and liabilities:
Receivables	(5,018)	446
Inventories	(15,979)	(7,752)
Prepaid expenses	(1,433)	(1,339)
Accounts payable	19,631	8,779
Accrued expenses	20,005	13,607
Income taxes	30,207	21,911
Other, net	(126)	(639)

Net cash provided by operations	138,233	106,531

Cash flows from investing:
Purchase of property and equipment	(72,456)	(71,776)
Payments for acquisition of stores, net of cash acquired	(1,669)	—
Proceeds from sale of property and equipment	449	507

Net cash used in investing activities	(73,676)	(71,269)

Cash flows from financing:
Proceeds from long-term debt	150,000	—
Payments of long-term debt	(208)	(182)
Net repayments of short-term debt	(59,100)	—
Proceeds from exercise of stock options	900	3,476
Payments of cash dividends	(6,913)	(6,320)
Excess tax benefits related to stock option exercises	440	1,481

Net cash provided by (used in) financing activities	85,119	(1,545)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2013	2012
Net increase in cash and cash equivalents	149,676	33,717
Cash and cash equivalents at beginning of the period	41,271	55,919

Cash and cash equivalents at end of the period	$190,947	89,636

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2013	2012
Cash paid (received) during the period for:
Interest, net of amount capitalized	$118	99
Income taxes	540	(3,556)

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2013 and April 30, 2013, and the results of operations for the three months ended July 31, 2013 and 2012, and cash flows for the three months ended July 31, 2013 and 2012. During the three months ended July 31, 2013 and 2012 there were no amounts recorded directly to stockholders’ equity and therefore there was no difference between net income and comprehensive income for these two respective periods.

3. Revenue Recognition

The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and fountain and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Renewable Identification Numbers (RINs) are treated as a reduction in cost of goods sold in the period the Company enters into a commitment to sell them. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of goods sold and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold.

4. Long-Term Debt and Fair Value Disclosure

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $813,000 and $721,000, respectively, at July 31, 2013 and April 30, 2013. The Company has an aggregate $100,000 line of credit with no balance owed at July 31, 2013 and $59,100 owed at April 30, 2013 with a weighted average interest rate of 0.95%. On December 17, 2013, the Company will issue an additional $50,000 principal amount of Series B 3.75% Senior Notes due 2028. The Company also cancelled the $25,000 Promissory Note that was part of its line of credit on June 17, 2013, leaving an aggregate line of credit of $100,000. Further information is set forth in the Current Report on Form 8-K filed by the Company on June 18, 2013.

5. Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,179,308 shares still available for grant at July 31, 2013. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options granted under the Plan using the Black-Scholes option pricing model. Restricted stock unit awards are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated Statements of Income over the requisite service period using the straight-line method. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

On June 7, 2013 and June 19, 2013, restricted stock units with respect to a total of 77,650 shares were granted to certain officers and key employees. These awards were granted at no cost to the grantee. The fair value of these awards are $4,834. These awards will vest on June 7, 2016 and compensation expense is currently being recognized ratably over the vesting period.

At July 31, 2013, options for shares (which expire between 2013 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of restricted stock units	Number of option shares	Weighted average option exercise price
Outstanding April 30, 2013	113,196	854,809	$34.64
Granted	77,650	—	—
Exercised	—	41,000	21.94
Forfeited	—	—	—

Outstanding July 31, 2013	190,846	813,809	$35.28

At July 31, 2013, there were 56,000 vested restricted stock units and 134,846 unvested restricted stock units. At July 31, 2013, all outstanding options had an aggregate intrinsic value of $25,190 and a weighted average remaining contractual life of 6.5 years. The vested options totaled 383,809 shares with a weighted average exercise price of $25.07 per share and a weighted average remaining contractual life of 5 years. The aggregate intrinsic value for the vested options as of July 31, 2013, was $15,799. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2013, was $757.

Total compensation costs recorded for the three months ended July 31, 2013 and 2012, respectively, were $1,044 and $1,036 for the stock option and restricted stock unit awards. As of July 31, 2013, there was $1,924 of total unrecognized compensation costs related to the Plan for stock options and $7,931 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2017.

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

7. Unrecognized Tax Benefits

The total amount of gross unrecognized tax benefits was $8,938 at April 30, 2013. At July 31, 2013, we had a total of $10,341 in gross unrecognized tax benefits. Of this amount, $6,722 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $380 at July 31, 2013 and $286 at April 30, 2013. Net interest and penalties included in income tax expense for the three months ended July 31, 2013 was an expense of $94 and an expense of $65 for the same period of 2012. These unrecognized tax benefits relate to certain state income tax filing positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,502 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the tax years 2009 and forward. Tax years 2008 and forward are subject to audit by state tax authorities depending on the tax code of each state.

8. Segment Reporting

As of July 31, 2013 we operated 1,749 stores in fourteen states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of gasoline, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9. Subsequent Events

Events that have occurred subsequent to July 31, 2013 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in fourteen Midwestern states, primarily Iowa, Missouri and Illinois. On July 31, 2013, there were a total of 1,749 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 59% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At July 31, 2013, the Company owned the land at 1,730 locations and the buildings at 1,734 locations, and leased the land at 19 locations and the buildings at 15 locations.

The Company reported diluted earnings per common share of $1.43 for the first quarter of fiscal 2014. For the same quarter a year-ago, diluted earnings per common share were $1.01.

During the first fiscal quarter, the Company completed four new-store construction, opened five replacement stores, and closed seven stores. The annual goal is to build or acquire 70 to 105 stores and replace 20 existing locations.

The first quarter results reflected a 3.2% increase in same-store gasoline gallons sold, with an average margin of 22.1 cents per gallon, primarily driven by the implementation of our fuel saver program and $12,942 of renewable fuel credits. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 6.1% and prepared foods and fountain increased 11.9% during the first quarter. Operating expenses increased 14% in the quarter primarily due to 51 more stores in operation compared to the same period a year ago, additional stores converted to 24 hour operations, and additional stores with pizza delivery.

For further information concerning the Company’s operating environment and certain of the conditions that may affect future performance, see the “Cautionary Statements” at the end of this Item 2.

Three Months Ended July 31, 2013 Compared to

Three Months Ended July 31, 2012

(Dollars and Amounts in Thousands)

Three months ended 7/31/13	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,514,874	423,585	166,248	10,042	2,114,749
Gross profit	94,316	138,412	102,754	10,028	345,510
Margin	6.2%	32.7%	61.8%	99.9%	16.3%
Gasoline gallons	426,549

Three months ended 7/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,330,670	386,129	142,709	8,794	1,868,302
Gross profit	58,795	128,834	90,565	8,780	286,974
Margin	4.4%	33.4%	63.5%	99.8%	15.4%
Gasoline gallons	394,055

Total revenue for the first quarter of fiscal 2014 increased by $246,447 (13.2%) over the comparable period in fiscal 2013. Retail gasoline sales increased by $184,204 (13.8%) as the number of gallons sold increased by 32,494 (8.2%) while the average retail price per gallon increased 5%. During this same period, retail sales of grocery and general merchandise increased by $37,456 (9.7%), primarily due to increases in sales of cigarettes, beverages, and 51 more stores in operation. Prepared food and fountain sales also increased by $23,539 (16.5%), due to 51 more stores in operation, replacement stores, additional stores with pizza delivery, additional stores converted to 24 hour operations, our remodel program, and the addition of kitchens to previous acquisitions .

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $1,248 (14.2%) for the first quarter of fiscal 2014 primarily due to the increases in lottery commissions from the comparable period in the prior year.

Total gross profit margin was 16.3% for the first quarter of fiscal 2014, compared to 15.4% for the comparable period in the prior year. The gross profit margin on retail gasoline sales increased (to 6.2%) during the first quarter of fiscal 2014 from the first quarter of the prior year (4.4%) The gross profit margin per gallon also increased (to $.2211) in the first quarter of fiscal 2014 from the comparable period in the prior year ($.1492) primarily due to the increase of the renewable fuel credits sold this quarter ($12,942) compared to the comparable quarter in the prior year ($212). The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.7%) from the comparable period in the prior year (33.4%), primarily due to significant price reductions in the cigarette category and the one-time gross profit benefit of $3,495 due to a change in the Illinois cigarette tax received in the first quarter of fiscal 2013. The prepared food margin also decreased (to 61.8%) from the comparable period in the prior year (63.5%) primarily due to increased commodity costs, especially cheese.

Operating expenses increased 14% in the first quarter of fiscal 2014 from the comparable period in the prior year primarily due to 51 more stores in operation, a $3,158 increase in credit card fees, additional stores converted to 24 hour operations, and additional stores with pizza delivery. Operating expenses as a percentage of total revenue were 10.2% for the first quarter of fiscal 2014 compared to 10.1% for the comparable period in the prior year.

Depreciation and amortization expense increased 14.9% to $30,501 in the first quarter of fiscal 2014 from $26,536 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate increased 60 basis points to 37.8% in the first quarter of fiscal year 2014 from 37.2% in the first quarter of fiscal year 2013. The increase in the effective tax rate was primarily due a tax benefit recorded during fiscal year 2013 not recurring during fiscal year 2014.

Net income increased by $16,679 (42.7%). The increase in net income was attributable primarily to the large increase in the gasoline gross profit margin. However, this was partially offset by the decreases in gross profit margins of the grocery and other merchandise, and prepared food and fountain categories and increases in operating expenses and depreciation and amortization.

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

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of July 31, 2013, there was $114,791 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $686 and $248 during the three months ended July 31, 2013 and 2012, respectively. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2013, the Company’s ratio of current assets to current liabilities was 1.10 to 1. The ratio at July 31, 2012 and April 30, 2013 was .92 to 1 and .69 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $31,702 (29.8%) in the three months ended July 31, 2013 from the comparable period in the prior year, primarily as a result of a larger net income, larger increases in accounts payable and accrued expenses, and the increase in the income taxes payable. This was partially offset by a larger increase in inventories. Cash used in investing in the three months ended July 31, 2013 increased slightly due to the increase in the store acquisition activity. Cash provided by financing increased, primarily due to the increase in the proceeds from long-term debt, partially offset by the net repayments of short-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2014, the Company expended $74,125 primarily for property and equipment, resulting from the construction and remodeling of stores, compared to $71,776 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $313,000 and $374,000 in fiscal 2014 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of July 31, 2013, the Company had long-term debt, net of current maturities, of $803,971 consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $75,000 in principal amount of 5.72% Senior Notes, Series A and B, and $9,971of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2013:

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

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2013 and 2012, the Company spent approximately $899 and $1,150, respectively, for assessments and remediation. During the three months ended July 31, 2013, the Company expended approximately $304 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2013, approximately $15,940 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2013 of approximately $376 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

In the past, we have used derivative instruments such as options and futures to hedge against the volatility of gasoline cost and were at risk for possible changes in the market value of these derivative instruments. No such derivative instruments were used during the three months ended July 31, 2013 and 2012. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

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

There have been no material changes in our “risk factors” from those disclosed in our 2013 Annual Report on Form 10-K.

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

CASEY’S GENERAL STORES, INC.

Date: September 9, 2013	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
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