Form 10-Q
period 2013-10-31
CASEYS GENERAL STORES INC
filed 2013-12-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 4, 2013
Common stock, no par value per share	38,480,344 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	October 31,	April 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$113,268	41,271
Receivables	25,556	20,900
Inventories	199,802	189,514
Prepaid expenses	2,195	1,396
Deferred income taxes	11,891	9,916
Income tax receivable	—	9,820

Total current assets	352,712	272,817

Other assets, net of amortization	15,169	14,485
Goodwill	119,756	114,791
Property and equipment, net of accumulated depreciation of $1,002,366 at October 31, 2013 and $952,286 at April 30, 2013	1,698,698	1,581,925

Total assets	$2,186,335	1,984,018

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	October 31,	April 30,
	2013	2013
Current liabilities:
Notes payable to bank	$—	59,100
Current maturities of long-term debt	8,315	15,810
Accounts payable	230,286	232,913
Accrued expenses	102,931	89,925
Income taxes payable	1,469	—

Total current liabilities	343,001	397,748

Long-term debt, net of current maturities	803,820	653,081
Deferred income taxes	306,885	293,708
Deferred compensation	16,257	15,787
Other long-term liabilities	24,224	21,399

Total liabilities	1,494,187	1,381,723

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	29,782	23,119
Retained earnings	662,366	579,176

Total shareholders’ equity	692,148	602,295

	$2,186,335	1,984,018

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
Total revenue	$2,015,885	1,911,644	4,130,634	3,779,946

Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,693,584	1,632,331	3,462,823	3,213,659

Gross profit	322,301	279,313	667,811	566,287

Operating expenses	216,529	190,040	432,503	379,439
Depreciation and amortization	32,416	27,148	62,917	53,684
Interest, net	9,748	8,637	19,204	17,541

Income before income taxes	63,608	53,488	153,187	115,623
Federal and state income taxes	22,289	20,629	56,158	43,733

Net income	$41,319	32,859	97,029	71,890

Net income per common share
Basic	$1.07	0.86	2.53	1.88

Diluted	$1.06	0.85	2.50	1.86

Basic weighted average shares outstanding	38,455,216	38,304,840	38,424,146	38,264,724
Plus effect of stock compensation	432,697	353,690	408,634	354,434

Diluted weighted average shares outstanding	38,887,913	38,658,530	38,832,780	38,619,158

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2013	2012
Cash flows from operations:
Net income	$97,029	71,890
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	62,917	53,684
Other amortization	162	116
Stock based compensation	2,420	2,060
Loss on sale and disposal of property and equipment	2,063	3,387
Deferred income taxes	11,202	20,226
Excess tax benefits related to stock option exercises	(1,485)	(1,514)
Changes in assets and liabilities:
Receivables	(4,656)	416
Inventories	(8,993)	(7,235)
Prepaid expenses	(799)	(734)
Accounts payable	(2,627)	4,048
Accrued expenses	12,904	1,421
Income taxes	15,357	11,493
Other, net	(185)	(620)

Net cash provided by operations	185,309	158,638

Cash flows from investing:
Purchase of property and equipment	(162,882)	(160,121)
Payments for acquisition of stores, net of cash acquired	(24,542)	(3,307)
Proceeds from sale of property and equipment	734	1,047

Net cash used in investing activities	(186,690)	(162,381)

Cash flows from financing:
Proceeds from long-term debt	150,000	—
Payments of long-term debt	(7,925)	(5,368)
Net payments of short-term debt	(59,100)	—
Proceeds from exercise of stock options	2,758	3,645
Payments of cash dividends	(13,840)	(12,640)
Excess tax benefits related to stock option exercises	1,485	1,514

Net cash provided by (used in) financing activities	73,378	(12,849)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2013	2012
Net increase (decrease) in cash and cash equivalents	71,997	(16,592)
Cash and cash equivalents at beginning of the period	41,271	55,919

Cash and cash equivalents at end of the period	$113,268	39,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2013	2012
Cash paid during the period for:
Interest, net of amount capitalized	$17,389	17,667
Income taxes	29,680	11,988

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2013 and April 30, 2013, and the results of operations for the three and six months ended October 31, 2013 and 2012, and cash flows for the six months ended October 31, 2013 and 2012.

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

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $805,000 and $721,000, respectively, at October 31, 2013 and April 30, 2013. The Company has an aggregate $100,000 line of credit with no balance owed at October 31, 2013 and a $59,100 balance owed at April 30, 2013 with a weighted average interest rate of 0.95%. On December 17, 2013, the Company will issue an additional $50,000 principal amount of Series B 3.75% Senior Notes due 2028. The Company also cancelled the $25,000 Promissory Note that was part of its line of credit on June 17, 2013, leaving an aggregate line of credit of $100,000. Further information is set forth in the Current Report on Form 8-K filed by the Company on June 18, 2013.

5.	Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,151,308 shares still available for grant at October 31, 2013. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options granted under the Plan using market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income over the requisite service period using the straight-line method. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

On June 7, 2013 and June 19, 2013 restricted stock units with respect to a total of 77,650 shares were granted to certain officers and key employees. These awards were granted at no cost to the grantee. These awards will vest on June 7, 2016 and compensation expense is currently being recognized ratably over the vesting period.

On September 13, 2013, restricted stock units totaling 14,000 shares were granted to the non-employee members of the Board. This award was granted at no cost to the non-employee members of the Board. This award will vest on May 1, 2014 and compensation expense is currently being recognized ratably over the vesting period.

At October 31, 2013, options for shares (which expire between 2013 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2013	854,809	$34.64
Granted	—	—
Exercised	(113,735)	24.25
Forfeited	—	—

Outstanding at October 31, 2013	741,074	$36.23

Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2013	71,196
Granted	91,650
Vested	(14,000)
Forfeited	—

Unvested at October 31, 2013	148,846

At October 31, 2013, all outstanding options had an aggregate intrinsic value of $27,159 and a weighted average remaining contractual life of 6.4 years. The vested options totaled 311,074 shares with a weighted average exercise price of $24.95 per share and a weighted average remaining contractual life of 4.8 years. The aggregate intrinsic value for the vested options as of October 31, 2013, was $14,908. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2013, was $2,340.

Total compensation costs recorded for the six months ended October 31, 2013 and 2012, respectively, were $2,420 and $2,060 for the stock option and restricted stock unit awards. As of October 31, 2013, there was $1,399 of total unrecognized compensation costs related to the Plan for stock options and $6,150 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2017.

6.	Acquisitions

During the first six months of fiscal 2014, the Company acquired 22 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$1,294
Property and equipment	18,384

Total assets	19,678

Liabilities assumed:
Accrued expenses	101

Total liabilities	101

Net tangible assets acquired, net of cash	19,577
Goodwill and other intangible assets	4,965

Total consideration paid, net of cash acquired	$24,542

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Six months ended October 31,
	2013	2012
Total revenues	$4,157,549	3,869,210
Net earnings	97,510	73,387
Earnings per common share:
Basic	$2.54	1.92
Diluted	$2.51	1.90

7.	Commitments and Contingencies

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

The total amount of gross unrecognized tax benefits was $8,938 at April 30, 2013. At October 31, 2013, gross unrecognized tax benefits were $11,418. If this unrecognized tax benefit were ultimately recognized, $7,422 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $388 at October 31, 2013 and $286 at April 30, 2013. Net interest and penalties included in income tax expense for the six months ended October 31, 2013 was $102 and an expense of $108 for the same period of 2012. These unrecognized tax benefits relate to certain state income tax filings positions claimed for our corporate subsidiaries.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,507 within the next 12 months. The expected decrease is due to the expiration of the statute of limitations related to certain state income tax filings positions.

The statute of limitations for federal income tax filings remains open for the tax years 2009 and forward.

9.	Segment Reporting

As of October 31, 2013 we operated 1,770 stores in fourteen states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of gasoline, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

10.	Subsequent Events

Events that have occurred subsequent to October 31, 2013 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in fourteen Midwestern states, primarily Iowa, Missouri and Illinois. On October 31, 2013, there were a total of 1,770 Casey’s Stores in operation. All stores offer gasoline for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 58% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At October 31, 2013, the Company owned the land at 1,750 locations and the buildings at 1,755 locations, and leased the land at 20 locations and the buildings at 15 locations.

The Company reported diluted earnings per common share of $1.06 for the second quarter of fiscal 2014. For the same quarter a year-ago, diluted earnings per common share were $.85.

During the first six months, the Company completed 14 new-store constructions, opened 14 replacement stores, acquired 22 stores, and closed nine stores. The annual goal is to increase the number of stores by 70 – 105 (4% to 6%).

The second quarter results reflected a 4.2% increase in same-store gasoline gallons sold, with an average margin of approximately 16.7 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 10.2% and prepared foods and fountain increased 12.3% during the second quarter. Operating expenses increased 13.9% in the quarter primarily due to 66 more stores in operation compared to the same period a year ago, additional stores converted to 24 hour operations, and additional stores with pizza delivery.

Three Months Ended October 31, 2013 Compared to

Three Months Ended October 31, 2012

(Dollars and Amounts in Thousands)

Three months ended 10/31/13	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,416,980	416,552	171,751	10,602	2,015,885
Gross profit	70,832	134,708	106,171	10,590	322,301
Margin	5.0%	32.3%	61.8%	99.9%	16.0%
Gasoline gallons	423,895

Three months ended 10/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,393,476	362,662	146,540	8,966	1,911,644
Gross profit	57,634	121,206	91,515	8,958	279,313
Margin	4.1%	33.4%	62.5%	99.9%	14.6%
Gasoline gallons	386,213

Total revenue for the second quarter of fiscal 2014 increased by $104,241 (5.5%) over the comparable period in fiscal 2013. Retail gasoline sales increased by $23,504 (1.7%) as the number of gallons sold increased by 37,682 (9.8%) while the average retail price per gallon decreased 7.5%. During this same period, retail sales of grocery and general merchandise increased by $53,890 (14.9%), primarily due to increases in sales of sports and energy drinks, other beverages, and 66 more stores in operation. Prepared food and fountain sales also increased by $25,211 (17.2%), due to 66 more stores in operation, expanded hours at select store locations, additional stores with pizza delivery, more replacement stores and major store remodels .

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $1,636 (18.2%) for the second quarter of fiscal 2014 primarily due to the increases in lottery and newspaper commissions from the comparable period in the prior year.

Total gross profit margin was 16% for the second quarter of fiscal 2014, compared to 14.6% for the comparable period in the prior year. The gross profit margin on retail gasoline sales increased (to 5%) during the second quarter of fiscal 2014 from the second quarter of the prior year (4.1%). The gross profit margin per gallon also increased (to $.1671) in the second quarter of fiscal 2014 from the comparable period in the prior year ($.1492) primarily due to the increase of the renewable fuel credits sold this quarter ($7,615) compared to the comparable quarter in the prior year ($426). The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.3%) from the comparable period in the prior year (33.4%), primarily due to our cigarette retail price adjustments made during last fiscal year. The prepared food margin also decreased (to 61.8%) from the comparable period in the prior year (62.5%) primarily due to the increase in input costs such as meat and supplies.

Operating expenses increased 13.9% in the second quarter of fiscal 2014 from the comparable period in the prior year primarily due to 66 more stores in operation, 195 additional stores converted to 24 hour operations, 158 additional stores with pizza delivery, the completion of 26 more replacement stores, and 49 major store remodels . Operating expenses as a percentage of total revenue were 10.7% for the second quarter of fiscal 2014 compared to 9.9% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the various store operating initiatives mentioned above. The store level operating expenses for locations not impacted by the initiatives were up approximately 4.9% for the quarter.

Depreciation and amortization expense increased 19.4% to $32,416 in the second quarter of fiscal 2014 from $27,148 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate decreased 360 basis points to 35% in the second quarter of fiscal year 2014 from 38.6% in the second quarter of fiscal year 2013. The change in the effective tax rate was primarily due to an increase in federal tax credits and an out of period adjustment for stock based compensation tax benefits.

Net income increased by $8,460 (25.7%). The increase in net income was attributable primarily to the increase in the gasoline gross profit margin due to the increase of the renewable fuel credits sold. However, this was partially offset by the decreases in gross profit margins of the grocery and other merchandise, and prepared food and fountain categories, and increases in operating expenses and depreciation and amortization.

Six Months Ended October 31, 2013 Compared to

Six Months Ended October 31, 2012

(Dollars and Amounts in Thousands)

Six months ended 10/31/13	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,931,854	840,137	337,999	20,644	4,130,634
Gross profit	165,149	273,119	208,925	20,618	667,811
Margin	5.6%	32.5%	61.8%	99.9%	16.2%
Gasoline gallons	850,444

Six months ended 10/31/12	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,724,146	748,791	289,248	17,761	3,779,946
Gross profit	116,429	250,040	182,080	17,738	566,287
Margin	4.3%	33.4%	62.9%	99.9%	15%
Gasoline gallons	780,268

Total revenue for the first six months of fiscal 2014 increased by $350,688 (9.3%) over the comparable period in fiscal 2013. Retail gasoline sales increased by $207,708 (7.6%) as the number of gallons sold increased by 70,176 (9%) while the average retail price per gallon decreased 1.3%. During this same period, retail sales of grocery and general merchandise increased by $91,346 (12.2%), primarily due to increases in sales of sports and energy drinks, other beverages, and 66 more stores in operation. Prepared food and fountain sales also increased by $48,751 (16.9%), due to 66 more stores in operation, expanded hours at select store locations, additional stores with pizza delivery, more replacement stores and major store remodels.

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $2,883 (16.2%) for the first six months of fiscal 2014 primarily due to the increases in lottery and newspaper commissions from the comparable period in the prior year.

Total gross profit margin was 16.2% for the first six months of fiscal 2014, compared to 15% for the comparable period in the prior year. The gross profit margin on retail gasoline sales increased (to 5.6%) during the first six months of fiscal 2014 from the first six months of the prior year (4.3%). The gross profit margin per gallon also increased (to $.1942) in the first six months of fiscal 2014 from the comparable period in the prior year ($.1492) primarily due to the increase of renewable fuel credits sold ($20,558) compared to the first six months of last fiscal year ($700). The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.5%) from the comparable period in the prior year (33.4%), primarily due to our cigarette retail price adjustments made during last fiscal year. The prepared food margin also decreased (to 61.8%) from the comparable period in the prior year (62.9%) primarily due to the increase in input costs such as meat and supplies.

Operating expenses increased 14% in the first six months of fiscal 2014 from the comparable period in the prior year primarily due to 66 more stores in operation, 195 additional stores converted to 24 hour operations, 158 additional stores with pizza delivery, the completion of 26 more replacement stores, and 49 major store remodels. Operating expenses as a percentage of total revenue were 10.5% for the first six months of fiscal 2014 compared to 10% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the various store operating initiatives mentioned above. The store level operating expenses for locations not impacted by the initiatives were up approximately 4.7% for the first six months of fiscal 2014.

Depreciation and amortization expense increased 17.2% to $62,917 in the first six months of fiscal 2014 from $53,684 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate decreased 110 basis points to 36.7% in the first six months of fiscal year 2014 compared to 37.8% in the comparable period of fiscal year 2013. The change in the effective tax rate was related to an increase in federal tax credits and an out of period adjustment for stock based compensation tax benefits.

Net income increased by $25,139 (35%). The increase in net income was attributable primarily to the increase in the gasoline gross profit margin due to the increase of the renewable fuel credits sold. However, this was partially offset by the decreases in gross profit margins of the grocery and other merchandise, and prepared food and fountain categories and increases in operating expenses and depreciation and amortization.

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

The retail inventory method (RIM) is used for store inventories, except for cigarettes, beer, pop, prepared foods, and various grocery items, which are valued at cost. RIM is an averaging method widely used in the retail industry because of its practicality. Under RIM, inventory valuations are at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to sales. Inherent in the RIM calculations are certain management judgments and estimates that could affect the ending inventory valuation at cost and the resulting gross margins.

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

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company has the option to perform a qualitative assessment to determine whether a quantitative impairment analysis is required. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The Company had assessed impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of October 31, 2013, there was $119,756 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $1,549 and $464 during the six months ended October 31, 2013 and 2012, respectively. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2013, the Company’s ratio of current assets to current liabilities was 1.03 to 1. The ratio at October 31, 2012 and April 30, 2013 was .83 to 1 and ..69 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $26,671 (16.8%) in the six months ended October 31, 2013 from the comparable period in the prior year, primarily as a result of a larger net income, and larger increases in accrued liabilities and depreciation and amortization. This result was partially offset by a smaller increase in deferred taxes and a decrease in accounts payable. Cash used in investing in the six months ended October 31, 2013 increased due to the increase in the store acquisition activity. Cash provided by financing increased, primarily due to the proceeds from long-term debt, partially offset by the net repayments of short-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2013, the Company expended $187,424 primarily for property and equipment, resulting from the construction and remodeling of stores, compared to $163,428 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $313,000 and $378,000 in fiscal 2014 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of October 31, 2013, the Company had long-term debt, net of current maturities, of $803,820 consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $75,000 in principal amount of 5.72% Senior Notes, Series A and B, and $9,820 of capital lease obligations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,002 USTs, of which 3,135 are fiberglass and 867 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2013 and 2012, the Company spent approximately $899 and $1,150, respectively, for assessments and remediation. During the six months ended October 31, 2013, the Company expended approximately $622 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2013, approximately $16,215 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2013 of approximately $343 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Other Factors. Other factors and risks that may cause actual results to differ materially from those in the forward-looking statements include the risk that our cash balances and cash generated from operations and financing activities will not be sufficient for our future liquidity and capital resource needs, tax increases, potential liabilities and expenditures related to compliance with environmental and other laws and regulations, the seasonality of demand patterns, and weather conditions; the increased indebtedness that the Company has incurred to purchase shares of our common stock in our self-tender offer; and the other risks and uncertainties included from time to time in our filings with the SEC. We further caution you that other factors we have not identified may in the future prove to be important in affecting our business and results of operations. We ask you not to place undue reliance on any forward-looking statements because they speak only of our views as of the statement dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2013 would have no material effect on pretax earnings.

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

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2013 Annual Report on Form 10-K.

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010, and the Current Report on Form 8-K filed May 20, 2011).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Report on Form 8-K filed May 20, 2011 and the Current Report on Form 8-K filed August 2, 2011).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010).

4.10	Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Senior A Notes and 3.75% Series B Notes (incorporated by reference from the Current Report on Form 8-K filed June 18, 2013).

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 9, 2013	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document