Form 10-Q
period 2014-01-31
CASEYS GENERAL STORES INC
filed 2014-03-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended January 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2014
Common stock, no par value per share	38,488,037 shares

CASEY’S GENERAL STORES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	January 31,	April 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$102,160	41,271
Receivables	25,067	20,900
Inventories	190,839	189,514
Prepaid expenses	2,092	1,396
Deferred income taxes	12,096	9,916
Income tax receivable	13,403	9,820

Total current assets	345,657	272,817

Other assets, net of amortization	15,453	14,485
Goodwill	120,081	114,791
Property and equipment, net of accumulated depreciation of $1,029,303 at January 31, 2014 and $952,286 at April 30, 2013	1,745,011	1,581,925

Total assets	$2,226,202	1,984,018

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	January 31,	April 30,
	2014	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$—	59,100
Current maturities of long-term debt	8,177	15,810
Accounts payable	201,812	232,913
Accrued expenses	109,568	89,925

Total current liabilities	319,557	397,748

Long-term debt, net of current maturities	853,739	653,081
Deferred income taxes	309,918	293,708
Deferred compensation	16,440	15,787
Other long-term liabilities	24,795	21,399

Total liabilities	1,524,449	1,381,723

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	31,647	23,119
Retained earnings	670,106	579,176

Total shareholders’ equity	701,753	602,295

	$2,226,202	1,984,018

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED

STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
Total revenue	$1,790,055	1,662,365	5,920,689	5,442,311
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,510,182	1,412,679	4,973,005	4,626,338

Gross profit	279,873	249,686	947,684	815,973

Operating expenses	214,671	189,872	647,174	569,311
Depreciation and amortization	32,687	28,229	95,604	81,913
Interest, net	9,947	8,764	29,151	26,305

Income before income taxes	22,568	22,821	175,755	138,444
Federal and state income taxes	7,899	7,358	64,057	51,091

Net income	$14,669	15,463	111,698	87,353

Net income per common share
Basic	$0.38	0.40	2.91	2.28

Diluted	$0.38	0.40	2.87	2.26

Basic weighted average shares outstanding	38,482,970	38,317,140	38,443,816	38,282,196
Plus effect of stock compensation	444,061	304,948	418,025	331,934

Diluted weighted average shares outstanding	38,927,031	38,622,088	38,861,841	38,614,130

Dividends declared per share	$0.18	0.165	0.54	0.495

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2014	2013
Cash flows from operations:
Net income	$111,698	87,353
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	95,604	81,913
Other amortization	223	159
Stock based compensation	4,001	3,165
Loss on disposal of assets and impairment charges	2,880	4,272
Deferred income taxes	14,030	29,098
Excess tax benefits related to stock option exercises	(1,615)	(1,682)
Changes in assets and liabilities:
Receivables	(4,167)	1,910
Inventories	84	(12,087)
Prepaid expenses	(696)	(655)
Accounts payable	(31,101)	(13,920)
Accrued expenses	18,933	11,969
Income taxes	1,028	3,682
Other, net	(216)	(638)

Net cash provided by operations	210,686	194,539

Cash flows from investing:
Purchase of property and equipment	(242,548)	(241,126)
Payments for acquisition of stores, net of cash acquired	(26,583)	(25,198)
Proceeds from sale of property and equipment	2,219	2,421

Net cash used in investing activities	(266,912)	(263,903)

Cash flows from financing:
Proceeds from long-term debt	200,000	—
Payments of long-term debt	(8,144)	(5,562)
Net (payments) borrowings of short-term debt	(59,100)	58,600
Proceeds from exercise of stock options	2,912	4,209
Payments of cash dividends	(20,168)	(18,963)
Excess tax benefits related to stock option exercises	1,615	1,682

Net cash provided by financing activities	117,115	39,966

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2014	2013
Net increase (decrease) in cash and cash equivalents	60,889	(29,398)
Cash and cash equivalents at beginning of the period	41,271	55,919

Cash and cash equivalents at end of the period	$102,160	26,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2014	2013
Cash paid during the period for:
Interest, net of amount capitalized	$19,969	17,637
Income taxes	48,960	18,280
Noncash investing and financing activities
Property and equipment acquired through capitalized lease obligations	1,169	981

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of all normal recurring accruals) necessary to present fairly the financial position as of January 31, 2014 and April 30, 2013, and the results of operations for the three and nine months ended January 31, 2014 and 2013, and cash flows for the nine months ended January 31, 2014 and 2013.

3.	Revenue Recognition

The Company recognizes retail sales of gasoline, grocery and general merchandise, prepared food and fountain and commissions on lottery, newspapers, prepaid phone cards, and video rentals at the time of the sale to the customer. Renewable Identification Numbers (RINs) are treated as a reduction in cost of goods sold in the period the Company enters into a commitment to sell them. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of goods sold and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold.

4.	Long-Term Debt and Fair Value Disclosure

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $849,000 and $721,000, respectively, at January 31, 2014 and April 30, 2013. The Company has an aggregate $100,000 line of credit with no balance owed at January 31, 2014 and a $59,100 balance owed at April 30, 2013 with a weighted average interest rate of 0.95%. On December 17, 2013, the Company issued an additional $50,000 principal amount of Series B 3.75% Senior Notes due 2028. The Company also cancelled the $25,000 Promissory Note that was part of its line of credit on June 17, 2013, leaving an aggregate line of credit of $100,000. Further information on current year transactions is set forth in the Current Report on Form 8-K filed by the Company on June 18, 2013 and December 18, 2013, respectively.

5.	Disclosure of Compensation Related Costs, Stock Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,153,608 shares still available for grant at January 31, 2014. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options granted under the Plan using market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income over the requisite service period using the straight-line method. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

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

At January 31, 2014, options for 731,374 shares (which expire between 2014 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

		Weighted
	Number of	average option
	option shares	exercise price
Outstanding at April 30, 2013	854,809	$34.64
Granted	—	—
Exercised	(121,435)	23.98
Forfeited	(2,000)	44.39

Outstanding at January 31, 2014	731,374	$36.38

Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2013	71,196
Granted	91,650
Vested	(14,150)
Forfeited	(150)

Unvested at January 31, 2014	148,546

At January 31, 2014, all outstanding options had an aggregate intrinsic value of $23,615 and a weighted average remaining contractual life of 6.2 years. The vested options totaled 303,374 shares with a weighted average exercise price of $25.08 per share and a weighted average remaining contractual life of 4.6 years. The aggregate intrinsic value for the vested options as of January 31, 2014, was $13,224. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2014, was $2,549.

Total compensation costs recorded for the nine months ended January 31, 2014 and 2013, respectively, were $4,001 and $3,165 for the stock option and restricted stock unit awards. As of January 31, 2014, there was $847 of total unrecognized compensation costs related to the Plan for stock options and $5,085 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2017.

6.	Acquisitions

During the first nine months of fiscal 2014, the Company acquired 24 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$1,409
Property and equipment	19,994

Total assets	21,403

Liabilities assumed:
Accrued expenses	110

Total liabilities	110

Net tangible assets acquired, net of cash	21,293
Goodwill and other intangible assets	5,290

Total consideration paid, net of cash acquired	$26,583

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Nine months ended January 31,
	2014	2013
Total revenues	$5,950,914	5,535,896
Net earnings	112,267	89,006
Earnings per common share:
Basic	$2.92	2.32
Diluted	$2.89	2.31

7.	Commitments and Contingencies

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

The total amount of gross unrecognized tax benefits was $8,938 at April 30, 2013. At January 31, 2014, gross unrecognized tax benefits were $11,787. If this unrecognized tax benefit were ultimately recognized, $7,662 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $432 at January 31, 2014 and $286 at April 30, 2013. Net interest and penalties included in income tax expense for the nine months ended January 31, 2014 was $146, and an expense of $141 for the same period of 2013. These unrecognized tax benefits relate to certain state income tax filing positions claimed.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $1,518 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

The statute of limitations for federal income tax filings remains open for the tax years 2010 and forward. The statute of limitations for state income tax filings remains open for the tax years 2009 and forward.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide guidance on the presentation of unrecognized tax benefits. The pronouncement requires unrecognized tax benefits to be offset on the balance sheet by any same-jurisdiction net operating loss or tax credit carryforward that would be used to settle the position with a tax authority. The pronouncement is effective for fiscal years beginning after December 15, 2013 and will be adopted by the Company May 1, 2014. We are currently evaluating the impact of adoption on our financial statements. We do not expect it to have a material impact on our consolidated financial statements.

9.	Segment Reporting

As of January 31, 2014 we operated 1,783 stores in fourteen states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of gasoline, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

10.	Subsequent Events

Events that have occurred subsequent to January 31, 2014 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in fourteen Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates one stand-alone pizza delivery and carry-out store. On January 31, 2014, there were a total of 1,783 Casey’s Stores in operation. All convenience stores offer gasoline for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of gasoline and the products offered in its stores.

Approximately 58% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At January 31, 2014, the Company owned the land at 1,763 locations and the buildings at 1,768 locations, and leased the land at 20 locations and the buildings at 15 locations.

The Company reported diluted earnings per common share of $0.38 for the third quarter of fiscal 2014. For the same quarter a year-ago, diluted earnings per common share were $0.40.

During the third fiscal quarter, the Company completed twelve new-store constructions, opened five replacement stores, acquired two stores, and closed six stores. The annual goal is to increase the number of stores by 70 – 105 (4% to 6%).

The third quarter results reflected a 3.8% increase in same-store gasoline gallons sold, with an average margin of approximately 14.4 cents per gallon. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 6.5% and prepared foods and fountain increased 10.7% during the third quarter. Operating expenses increased 13.1% in the quarter primarily due to 52 more stores in operation compared to the same period a year ago, additional stores converted to 24 hour operations, additional stores with pizza delivery, more replacement stores and major store remodels.

Three Months Ended January 31, 2014 Compared to

Three Months Ended January 31, 2013

(Dollars and Amounts in Thousands)

Three months ended 1/31/14	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,255,774	364,846	158,200	11,235	1,790,055
Gross profit	59,075	113,429	96,147	11,222	279,873
Margin	4.7%	31.1%	60.8%	99.9%	15.6%
Gasoline gallons	411,389

Three months ended 1/31/13	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,185,640	329,657	137,033	10,035	1,662,365
Gross profit	52,002	104,660	83,011	10,013	249,686
Margin	4.4%	31.7%	60.6%	99.8%	15.0%
Gasoline gallons	376,809

Total revenue for the third quarter of fiscal 2014 increased by $127,690 (7.7%) over the comparable period in fiscal 2013. Retail gasoline sales increased by $70,134 (5.9%) as the number of gallons sold increased by 34,580 (9.2%) while the average retail price per gallon decreased 3.0%. During this same period, retail sales of grocery and general merchandise increased by $35,189 (10.7%), primarily due to 52 more stores in operation, expanded hours at select store locations and more replaced and remodeled stores. Prepared food and fountain sales also increased by $21,167 (15.4%), due to 52 more stores in operation, expanded hours at select store locations, additional stores with pizza delivery, and more replacement stores and major store remodels.

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $1,200 (12.0%) for the third quarter of fiscal 2014 primarily due to the increases in lottery and newspaper commissions from the comparable period in the prior year.

Total gross profit margin was 15.6% for the third quarter of fiscal 2014, compared to 15.0% for the comparable period in the prior year. The gross profit margin on retail gasoline sales increased (to 4.7%) during the third quarter of fiscal 2014 from the third quarter of the prior year (4.4%). The gross profit margin per gallon also increased (to $.1436) in the third quarter of fiscal 2014 from the comparable period in the prior year ($.1380) primarily due to the increase of the renewable fuel credits sold this quarter ($3,417) compared to the comparable quarter in the prior year ($808). The gross profit margin on retail sales of grocery and other merchandise decreased (to 31.1%) from the comparable period in the prior year (31.7%) primarily due to our cigarette retail price adjustments made during last fiscal year. The prepared food margin increased (to 60.8%) from the comparable period in the prior year (60.6%) primarily due to a favorable product mix shift toward higher margin items. However, this was partially offset by higher input costs of meat, cheese and supplies.

Operating expenses increased $24,799 (13.1%) in the third quarter of fiscal 2014 from the comparable period in the prior year primarily due to 52 more stores in operation, 183 additional stores converted to 24 hour operations, 130 additional stores with pizza delivery, 23 more replacement stores and 25 major store remodels. In addition, operating expenses were negatively impacted by challenging weather during the quarter, including approximately $1,600 of additional combined costs related to increased snow removal and a loss from a store destroyed by fire. Operating expenses as a percentage of total revenue were 12.0% for the third quarter of fiscal 2014 compared to 11.4% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the various store operating initiatives mentioned above. The store level operating expenses for locations not impacted by the initiatives were up approximately 5.6% for the quarter.

Depreciation and amortization expense increased 15.8% to $32,687 in the third quarter of fiscal 2014 from $28,229 for the comparable period in the prior year. The increase was primarily due to capital expenditures made during the previous twelve months.

The effective tax rate increased 280 basis points to 35.0% in the third quarter of fiscal year 2014 from 32.2% in the third quarter of fiscal year 2013. The fiscal 2013 third quarter tax rate was favorably impacted by the reenactment of federal tax credits in that quarter with retroactive application to the prior fiscal 2013 quarters.

Net income decreased by $794 (5.1%). The decrease in net income was attributable primarily to challenging weather for the quarter including increased snow removal and a loss from a store destroyed by fire. However, this was partially offset by the increase in the gasoline gross profit margin due to the increase of the renewable fuel credits sold.

Nine Months Ended January 31, 2014 Compared to

Nine Months Ended January 31, 2013

(Dollars and Amounts in Thousands)

Nine months ended 1/31/14	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$4,187,629	1,204,983	496,199	31,878	5,920,689
Gross profit	224,224	386,548	305,072	31,840	947,684
Margin	5.4%	32.1%	61.5%	99.9%	16.0%
Gasoline gallons	1,261,833

Nine months ended 1/31/13	Gasoline	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,909,787	1,078,448	426,282	27,794	5,442,311
Gross profit	168,431	354,700	265,091	27,751	815,973
Margin	4.3%	32.9%	62.2%	99.8%	15.0%
Gasoline gallons	1,157,077

Total revenue for the first nine months of fiscal 2014 increased by $478,378 (8.8%) over the comparable period in fiscal 2013. Retail gasoline sales increased by $277,842 (7.1%) as the number of gallons sold increased by 104,756 (9.1%) while the average retail price per gallon decreased 1.8%. During this same period, retail sales of grocery and general merchandise increased by $126,535 (11.7%), primarily due to 52 more stores in operation, expanded hours in select store locations, and more replaced and remodeled stores. Prepared food and fountain sales also increased by $69,917 (16.4%), due to 52 more stores in operation, expanded hours at select store locations, additional stores with pizza delivery, and more replacement stores and major store remodels.

The other revenue category primarily consists of lottery, prepaid phone card, newspaper, video rental and automated teller machine (ATM) commissions received and car wash revenues. These revenues increased $4,084 (14.7%) for the first nine months of fiscal 2014 primarily due to the increases in lottery and newspaper commissions from the comparable period in the prior year.

Total gross profit margin was 16.0% for the first nine months of fiscal 2014, compared to 15.0% for the comparable period in the prior year. The gross profit margin on retail gasoline sales increased (to 5.4%) during the first nine months of fiscal 2014 from the first nine months of the prior year (4.3%). The gross profit margin per gallon also increased (to $.1777) in the first nine months of fiscal 2014 from the comparable period in the prior year ($.1456) primarily due to the increase of renewable fuel credits sold ($23,977) compared to the first nine months of the last fiscal year ($1,360). The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.1%) from the comparable period in the prior year (32.9%), primarily due to our cigarette retail price adjustments made during last fiscal year. The prepared food margin decreased (to 61.5%) from the comparable period in the prior year (62.2%) primarily due to the increase in input costs such as meat, cheese and supplies.

Operating expenses increased $77,863 (13.7%) in the first nine months of fiscal 2014 from the comparable period in the prior year primarily due to 52 more stores in operation, 183 additional stores converted to 24 hour operations, 130 additional stores with pizza delivery, 23 more replacement stores and the completion of 25 more major store remodels. Operating expenses as a percentage of total revenue were 10.9% for the first nine months of fiscal 2014 compared to 10.5% for the comparable period in the prior year. The increase in operating expenses as a percentage of total revenue was caused primarily by the various store operating initiatives mentioned above. The store level operating expenses for locations not impacted by the initiatives were up approximately 5.0% for the first nine months of fiscal 2014.

Depreciation and amortization expense increased 16.7% to $95,604 in the first nine months of fiscal 2014 from $81,913 for the comparable period in the prior year. The increase was primarily due to capital expenditures made during the previous twelve months.

The effective tax rate decreased 50 basis points to 36.4% in the first nine months of fiscal year 2014 compared to 36.9% in the comparable period of fiscal year 2013. The change in the effective tax rate was primarily related to an out of period adjustment for stock based compensation tax benefits.

Net income increased by $24,345 (27.9%). The increase in net income was attributable primarily to the increase in the gasoline gross profit margin due to the increase of the renewable fuel credits sold. However, this was partially offset by the decreases in gross profit margins of the grocery and other merchandise, and prepared food and fountain categories, and increases in operating expenses and depreciation and amortization.

Use of Non-GAAP Measures

We define EBITDA as net income before net interest expense, depreciation and amortization, and income taxes. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets as well as impairment charges. Both EBITDA and Adjusted EBITDA are not presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities, and they are regularly used by management for internal purposes including our capital budgeting process, evaluating acquisition targets, and assessing store performance.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. These measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and nine months ended January 31, 2014 and 2013, respectively:

	Three months ended		Nine months ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Net income	$14,669	15,463	111,698	87,353
Interest, net	9,947	8,764	29,151	26,305
Depreciation and amortization	32,687	28,229	95,604	81,913
Federal and state income taxes	7,899	7,358	64,057	51,091

EBITDA	$65,202	59,814	300,510	246,662
Loss on disposal of assets and impairment charges	817	844	2,880	4,272

Adjusted EBITDA	$66,019	60,658	303,390	250,934

For the three months ended January 31, 2014, EBITDA and Adjusted EBITDA were up 9.0% and 8.8% respectively, when compared to the same period a year ago. For the nine months ended, January 31, 2014, EBITDA and Adjusted EBITDA were up 21.8% and 20.9% respectively. The primary reasons for all of these increases were higher fuel gross profit attributable to an increase in renewable fuel credit sales, operating 52 more stores than the same period a year ago, the results from the implementation of expanded hours, major remodels, and pizza delivery, as well as operating more replacement stores.

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

The retail inventory method (RIM) is used for store inventories, except for cigarettes, beer, pop, prepared foods, and various grocery items which are valued at cost. RIM is an averaging method widely used in the retail industry because of its practicality. Under RIM, inventory valuations are at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to sales. Inherent in the RIM calculations are certain management judgments and estimates that could affect the ending inventory valuation at cost and the resulting gross margins.

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of goods sold and are recognized incrementally over the period covered by the applicable rebate agreement. The rack display allowances are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. These funds do not represent reimbursements of specific, incremental, identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company has the option to perform a qualitative assessment to determine whether a quantitative impairment analysis is required. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The Company had assessed impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of January 31, 2014, there was $120,081 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $2,384 and $2,792 during the nine months ended January 31, 2014 and 2013, respectively, the majority of which was related to replacement store and acquisition activity. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2014, the Company’s ratio of current assets to current liabilities was 1.08 to 1. The ratio at January 31, 2013 and April 30, 2013 was .71 to 1 and .69 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $16,147 (8.3%) in the nine months ended January 31, 2014 from the comparable period in the prior year, primarily as a result of a larger net income, and larger increases in depreciation and amortization and accrued expenses. This result was partially offset by a decrease in accounts payable and a smaller increase in deferred income taxes. Cash used in investing in the nine months ended January 31, 2014 increased $3,009 (1.1%) due to the increase in the store acquisition activity. Cash provided by financing in the nine months ended January 31, 2014 increased $77,149 (193.0%), primarily due to the proceeds from long-term debt, partially offset by the net repayments of short-term debt.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2014, the Company expended $269,131 primarily for property and equipment, resulting from the construction, acquisition, and remodeling of stores, compared to $266,324 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $313,000 and $374,000 in fiscal 2014 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of January 31, 2014, the Company had long-term debt, net of current maturities, of $853,739 consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes, Series B, $75,000 in principal amount of 5.72% Senior Notes, Series A and B, and $9,739 of capital lease obligations.

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

Tobacco Products. Sales of tobacco products represent a significant portion of the Company’s revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products (such as the past tax increase in Illinois), as well as national and local campaigns to further regulate and discourage smoking in the United States, have had, and are expected to continue having, an adverse effect on the demand for cigarettes sold in our stores. The Company attempts to pass price increases onto its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the retail price of cigarettes, the gross profits obtained from the cigarette category, the volume of cigarettes sold by stores and overall customer traffic, and have a material adverse impact on the Company’s earnings and profits.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,161 USTs, of which 3,305 are fiberglass and 856 are steel. Management believes that its existing gasoline procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2013 and 2012, the Company spent approximately $899 and $1,150, respectively, for assessments and remediation. During the nine months ended January 31, 2014, the Company expended approximately $839 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2014, approximately $16,523 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2014 of approximately $293 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2014 would have no material effect on pretax earnings.

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

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2013 Annual Report on Form 10-K.

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on
Form 8-K/A filed April 19, 2010, and the Current Report on Form 8-K filed May 20, 2011).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Report on Form 8-K filed May 20, 2011 and the Current Report on Form 8-K filed August 2, 2011).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010).

4.10	Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Senior A Notes and 3.75% Series B Notes (incorporated by reference from the Current Report on Forms 8-K filed June 18, 2013 and December 18, 2013).

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 10, 2014	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document