Form 10-K
period 2014-04-30
CASEYS GENERAL STORES INC
filed 2014-06-27
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2014

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

Large accelerated filer [X]        Accelerated filer [  ]        Non-accelerated filer [  ]

Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2013, was approximately $ 2.6 billion based on the closing sales price ($72.88 per share) as quoted on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 23, 2014
Common Stock, no par value per share	37,882,157 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2014.

FORM 10-K

PART I

ITEM 1.	BUSINESS

The Company

Casey’s General Stores, Inc. (“Casey’s”) and its wholly owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company” or “we”) operate convenience stores under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in fourteen Midwestern states, primarily in Iowa, Missouri, and Illinois. The Company also operates one stand-alone pizza delivery and carry-out store. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all but one Casey’s stores offer fuel for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2014, there were a total of 1,808 stores in operation. There were 44 stores newly constructed and we closed 12 stores in fiscal 2014. We also acquired 28 additional stores in fiscal 2014, and 25 of those were opened in 2014, one was permanently closed and two will be opened during the 2015 fiscal year. We operate a central warehouse, Casey’s Distribution Center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores.

Approximately 58% of all our stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of our stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.

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

The Company’s Internet address is www.caseys.com. Each year we make available through our website all of our SEC filings, including current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports, free of charge as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. Additionally, you can go to our website to read our Financial Code of Ethics, Corporate Governance Guidelines, Code of Conduct, and committee charters. We intend to post disclosure of any waivers to the Code of Conduct on our website.

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

The Company derives its revenue primarily from the retail sale of fuel and the products offered in our stores. Our sales historically have been strongest during the first and second fiscal quarters (May through October) and relatively weaker during the third and fourth (November through April). In warmer weather, customers tend to purchase greater quantities of fuel and certain convenience items such as beer, pop, and ice.

Corporate Subsidiaries

The Marketing Company and the Services Company were organized as Iowa corporations in March 1995, and both are wholly owned subsidiaries of Casey’s. Casey’s Retail Company was organized as an Iowa corporation in April 2004, CGS Sales Corp. was organized as an Iowa corporation in 2008, and Tobacco City, Inc. was organized as an Iowa corporation in 2014. All such entities are wholly-owned subsidiaries of Casey’s.

Casey’s Retail Company operates stores in Illinois, Kansas, Minnesota, Nebraska, North Dakota and South Dakota; it also holds the rights to the Casey’s trademark and trade name. The Marketing Company owns and has responsibility for the operation of stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Oklahoma, Tennessee and Wisconsin. The Marketing Company also has responsibility for all of our wholesale operations, including the Distribution Center. The Services Company provides a variety of construction and transportation services for all stores. CGS Sales Corp. operates one store in Iowa and one in Nebraska.

Store Operations

Products Offered

Each Casey’s General Store typically carries over 3,000 food and nonfood items. Many of the products offered are those generally found in a supermarket. The selection is generally limited to one or two well-known brands of each item stocked. Most of our staple foodstuffs are nationally advertised brands. Stores sell regional brands of dairy and bakery products, and approximately 88% of the stores offer beer. Our nonfood items include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, and automotive products.

All but one Casey’s General Stores offer gasoline or diesel for sale on a self-service basis. The gasoline and diesel generally are sold under the Casey’s name.

It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2014, the Company was selling donuts prepared on store premises in approximately 98% of our stores in addition to cookies, brownies, and Danish. The Company installs donut-making equipment in all newly constructed stores.

We began marketing made-from-scratch pizza in 1984, and it is available in 1,768 stores (98%) as of April 30, 2014. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, pizza rolls, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites. The newly constructed stores and many of the remodeled stores now offer made-to-order sub sandwiches.

The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 28% of our total revenue, but they have resulted in approximately 78% of our gross profits. Gross profit margins on prepared food items averaged approximately 61% during the three fiscal years ended April 30, 2014—substantially higher than the gross profit margin on retail sales of fuel, which averaged approximately 5%.

Store Design

Casey’s General Stores are freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The latest store design (O2 style) measures 39 feet by 103 feet with approximately 2,500 square feet devoted to sales area, 500 square feet to kitchen space, 400 square feet to storage, and 2 large public restrooms. The latest store design for smaller communities (P style) measures 43 feet by 75 feet with approximately 1,600 square feet devoted to sales area with the remaining areas similar in size. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 8 islands of fuel dispensers and storage tanks with capacity for 30,000 to 50,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow pylon sign which displays Casey’s name and service mark.

All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. Many store locations are open from 6:00 a.m. to 11:00 p.m., although hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. We also currently operate approximately 725 stores on a 24-hour basis. We require that all stores maintain a bright, clean interior and provide prompt checkout service. It is our policy not to install electronic games or sell adult magazines on store premises.

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

Fuel Operations

Fuel sales are an important part of our revenue and earnings. Approximately 71% of Casey’s total revenue for the year ended April 30, 2014 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the three fiscal years ended April 30, 2014:

	Year ended April 30,

	2014		2013		2012
Number of gallons sold	1,665,600		1,535,140		1,476,154

Total retail fuel sales	$5,554,580		$5,229,157		$5,092,311

Percentage of total revenue	70.8%		72.1%		72.9%

Gross profit percentage (excluding credit card fees)	5.0%		4.5%		4.4%

Average retail price per gallon	$3.33		$3.41		$3.45

Average gross profit margin per gallon (excluding credit card fees)	16.82	¢	15.16	¢	15.35	¢

Average number of gallons sold per store*	932		883		870

*Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.

Retail prices of fuel decreased slightly during the year ended April 30, 2014. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation, our continued efforts to price our retail fuel to compete in local market areas, the growth in our fuel saver program, and the growth in expanded hour stores. For additional information concerning the Company’s fuel operations, see Item 7 herein.

Distribution and Wholesale Arrangements

The Marketing Company supplies all stores with groceries, food, health and beauty aids, and general merchandise from our Distribution Center. The stores place orders for merchandise electronically to our headquarters in Ankeny, and we fill the orders with weekly shipments in Company-owned delivery trucks. All of our existing and most of our proposed stores are within the Distribution Center’s optimum efficiency range—a radius of approximately 500 miles. In April 2014, we announced plans to build a second distribution center in Terre Haute, Indiana. This second distribution center will enable us to expand our territory while at the same time provide a more efficient distribution system to our existing stores.

In fiscal 2014, we purchased directly from manufacturers a majority of the food and nonfood items sold from our Distribution Center. It is our practice, with few exceptions, not to enter into long-term supply contracts with any of the suppliers of products sold by Casey’s General Stores. We believe the practice enables us to respond flexibly to changing market conditions.

Personnel

On April 30, 2014, we had 12,098 full-time employees and 17,651 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.

Competition

Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey’s General Stores. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores, similar retail outlets, and, to a lesser extent, prepared food outlets, restaurants, and expanded fuel stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, expanded fuel stations, supermarkets, discount food stores, and traditional convenience stores. Convenience store chains competing in the larger towns served by Casey’s General Stores include Quik Trip, Kwik Trip, and regional chains. Some of the Company’s competitors have greater financial and other resources than we do. These competitive factors are discussed further in Item 7 of this Form 10-K.

Service Marks

The name “Casey’s General Store” and the service mark consisting of the Casey’s design logo (with the words “Casey’s General Store”) are our registered service marks under federal law. We believe these service marks are of material importance in promoting and advertising the Company’s business.

Government Regulation

The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory recordkeeping. Since 1984, new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 4,215 USTs, 3,308 of which are fiberglass and 907 are steel, and we believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.

Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2014 and 2013, we spent approximately $1,224,000 and $899,000, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2014, approximately $16,899,000 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2014, we had an accrued liability of approximately $300,000 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

The convenience store and retail fuel industries in which we operate are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with many other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, fast food outlets, and mass merchants. In recent years, several nontraditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the fuel retail business. These nontraditional fuel retailers have obtained a significant share of the motor fuels market, and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer convenience products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities, and locations to remain competitive and attract customer traffic. These competitive pressures could materially and adversely affect our fuel and merchandise sales and gross profit margins, and therefore could have a material adverse effect on our business, financial condition and results of operations.

The volatility of wholesale petroleum costs could adversely affect our operating results.

Over the past three fiscal years, on average our fuel revenues accounted for approximately 72% of total revenue and our fuel gross profit accounted for approximately 22% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, can significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the absence of fuel contracts that guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs have resulted and could in the future result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our fuel gallon volume, fuel gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.

Changing consumer preferences for alternative motor fuel and improvements in fuel efficiency could adversely impact our business.

Technological advancement, regulatory changes, or changes in consumer preferences toward alternative motor fuels or more fuel-efficient vehicles could reduce demand for the fuel products we currently sell. In addition, a shift toward electric, hydrogen, natural gas or other alternative fuel-powered vehicles could fundamentally change the shopping habits of our customers or lead to new forms of fueling destinations or new competitive pressure. New technologies developed to improve the fuel efficiency of automobiles, or further governmental mandates to improve fuel efficiency, may result in decreased demand for conventional fuel. Any of these outcomes could potentially result in fewer customer visits to our stores, decreases both in fuel and general merchandise sales revenue or reduce profit margins, which could have a material adverse effect on our business, financial condition and results of operations.

Increased credit card expenses could increase operating expenses.

A significant percentage of our fuel sales are made with the use of credit cards. Since the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2014, 2013, and 2012, were approximately $95 million, $85 million, and $80 million, respectively.

Wholesale cost and tax increases relating to tobacco products could affect our operating results.

Sales of tobacco products have averaged approximately 9% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 12% of total gross profit for the same period. Any significant increases in wholesale cigarette costs or tax increases on tobacco products may have a materially adverse effect on unit demand for cigarettes domestically. Currently, major cigarette manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes. In the event these rebates are no longer offered or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.

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

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections, including prepared food. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to individual personal injury, bad fuel, product liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected.

Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. For example, various petroleum marketing retailers, distributors and refiners are currently defending class-action claims alleging that the sale of unadjusted volumes of fuel at temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. In addition, certain retailers have experienced data breaches resulting in exposure of sensitive customer data, including payment card information. Any such breach of our systems, or any failure to secure our systems against such a breach, could expose us to customer litigation, as well as sanctions from the payment card industry. Certain claims asserted in these lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data, whether as a result of cybersecurity attacks or otherwise, or to comply with applicable regulations relating to data security and privacy.

In the normal course of our business as a motor fuel and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts in the protection of our IT systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material effect on our reputation, operating results and financial condition.

Cyberattacks are rapidly evolving and becoming increasingly sophisticated. A successful cyberattack resulting in the loss of sensitive customer, employee or vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to further upgrade the security measures that we employ to guard against cyberattacks.

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

Current economic conditions, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products the Company sells in its stores. Economic conditions, higher fuel prices, and unemployment levels have affected consumer confidence, spending patterns, and miles driven, with many customers “trading down” to lower priced products in certain categories. These factors can lead to sales declines in both fuel and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.

Risks Related to Our Business

The prices of “RINs” and certain commodities fluctuate widely.

The market prices paid to the Company for its “renewable identification numbers”, or “RINs”, as well as the wholesale costs paid by the Company for certain commodities such as cheese, coffee and meat, can fluctuate widely from period to period and have a significant impact on the Company’s financial results for a particular period or periods. The market prices of RINs have increased significantly in fiscal 2014 relative to fiscal 2013, with a corresponding benefit to the Company’s gross profits from the retail sales of fuel. Due to the inherent price volatility of RINs, there can be no assurance that the Company will be able to sell its RINs in the future at any particular price. Any significant decline in the market price of RINs, as well as any increases in the wholesale costs of commodities such as cheese and coffee, could have a material adverse effect on the Company’s results of operations in a particular period or periods.

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

An important part of our recent growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2013 through April 30, 2014 we acquired and opened 25 convenience stores. We expect to continue pursuing acquisition opportunities.

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

Any appreciable increase in income, overtime pay, or the statutory minimum wage rate or adoption of mandated healthcare benefits would result in an increase in our labor costs. Such cost increases or the penalties for failing to comply with such statutory minimum could adversely affect our business, financial condition, and results of operations. State or federal lawmakers or regulators may also enact new laws or regulations applicable to us that may have a material adverse and potentially disparate impact on our business.

Health care reform legislation could have a negative impact on our business.

The Patient Protection and Affordable Care Act (the “PPACA”) as well as other healthcare reform legislation being considered by Congress and various State legislatures may have a negative impact on our business. Although many of the rules, reforms and regulations required to implement the PPACA have not yet been adopted, such reforms appear likely to significantly increase our employee healthcare-related costs and therefore our operating expenses. As the provisions of such reform legislation are phased in over time, the resulting changes to our healthcare cost structure could have a material adverse effect on our business, financial condition and results of operations.

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

In March 2014, we initiated further expansion of our distribution center with a projected 38,000 additional square feet of warehouse space for our distribution center.

In April 2014, we announced plans to build a second distribution center, to be located in Terre Haute, Indiana. This second distribution center is projected to have approximately 250,000 square feet of warehouse space.

On April 30, 2014, we also owned the land at 1,787 store locations and the buildings at 1,792 locations and leased the land at 21 locations and the buildings at 16 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS

The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 38,507,387 shares of common stock outstanding at April 30, 2014 had a market value of approximately $2.6 billion. On that date there were 1,793 shareholders of record.

Common Stock Market Prices

Calendar 2012	High	Low	Calendar 2013	High	Low	Calendar 2014	High	Low
Q1	$ 56.44	$ 49.52	Q1	$ 59.00	$ 51.45	Q1	$ 70.95	$ 64.84
Q2	$ 60.60	$ 51.81	Q2	$ 63.89	$ 52.84
Q3	$ 63.00	$ 55.20	Q3	$ 74.08	$ 60.47
Q4	$ 57.66	$ 46.15	Q4	$ 77.58	$ 67.80

Dividends

We began paying cash dividends during fiscal 1991.The dividends declared in fiscal 2014 totaled $0.72 per share. The dividends paid in fiscal 2013 totaled $0.66 per share. On June 6, 2014, the Board of Directors declared a quarterly dividend of $0.20 payable August 15, 2014 to shareholders of record on August 1, 2014. The Board expects to review the dividend every year at its June meeting.

The cash dividends declared during the calendar years 2012-14 were as follows:

Calendar 2012	Cash dividend declared	Calendar 2013	Cash dividend declared	Calendar 2014	Cash dividend declared
Q1	$0.15	Q1	$0.165	Q1	$0.18
Q2	0.165	Q2	0.18	Q2	0.20
Q3	0.165	Q3	0.18
Q4	0.165	Q4	0.18

	0.645		0.705

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

Statement of Income Data

		Years ended April 30,
		2014		2013		2012		2011		2010
Total revenue	$	7,840,255	$	7,250,840	$	6,987,804	$	5,635,240	$	4,637,087
Cost of goods sold		6,605,996		6,168,475		5,984,114		4,754,173		3,844,735

Gross profit		1,234,259		1,082,365		1,003,690		881,067		792,352

Operating expenses		857,297		760,365		688,431		607,628		526,291
Depreciation and amortization		131,160		111,823		96,552		82,355		73,546
Interest, net		39,270		35,048		35,192		28,497		10,933
Loss on early retirement of debt		--------		--------		--------		11,350		--------

Income before income taxes		206,532		175,129		183,515		151,237		181,582
Federal and state income taxes		72,018		64,504		66,724		56,614		64,620

Net income	$	134,514	$	110,625	$	116,791	$	94,623	$	116,962

Basic earnings per common share	$	3.50	$	2.89	$	3.07	$	2.24	$	2.30

Diluted earnings per common share	$	3.46	$	2.86	$	3.04	$	2.22	$	2.29

Weighted average number of common shares outstanding—basic		38,458		38,297		38,068		42,285		50,899
Weighted average number of common shares outstanding—diluted		38,868		38,620		38,392		42,567		51,053

Dividends paid per common share	$	.72	$	0.66	$	0.60	$	0.505	$	0.34

Balance Sheet Data
		As of April 30,
		2014		2013		2012		2011		2010
Current assets	$	378,144	$	272,817	$	279,278	$	293,887	$	310,085
Total assets		2,293,462		1,984,018		1,774,815		1,610,955		1,388,775
Current liabilities		362,943		397,748		306,641		294,500		240,886
Long-term debt, net of current maturities		853,642		653,081		667,930		678,680		154,754
Shareholders’ equity		719,866		602,295		506,041		403,896		824,319

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (Dollars and gallons in thousands, except per share amounts)

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.

Overview

The Company operates convenience stores under the name “Casey’s General Store” in fourteen Midwestern states, primarily in Iowa, Missouri and Illinois. On April 30, 2014, there were a total of 1,808 stores in operation. All but one store offer fuel for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of fuel and the products offered in our stores.

Approximately 58% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 persons, while approximately 16% of all stores are located in communities with populations exceeding 20,000 persons. We operate a central warehouse, the Casey’s Distribution Center, adjacent to our Corporate Headquarters facility in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores. At April 30, 2014, the Company owned the land at 1,787 store locations and the buildings at 1,792 locations, and leased the land at 21 locations and the buildings at 16 locations.

During the fourth quarter of fiscal 2014, the Company earned $0.59 in diluted earnings per share compared to $0.60 per share for the same quarter a year ago. Fiscal 2014 diluted earnings per share were $3.46 versus $2.86 for the prior year. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of fuel and certain convenience items such as beer and soft drinks.

During the 2014 fiscal year, we acquired and opened 25 convenience stores from other parties and completed 44 new store constructions. In addition to this activity, the Company also replaced 20 stores and closed 12 stores during the year.

The fourth quarter results reflected a 1.8% increase in same-store fuel gallons sold, with an average margin of approximately 13.8 cents per gallon. The Company’s fourth quarter fuel margin was helped by our ability to sell approximately 12.1 million renewable fuel credits for $5,700. For the fiscal year, same-store gallons increased 3.1% with an average margin of 16.8 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 7.2% and prepared foods and fountain increased 12.1% during the fourth quarter of fiscal 2014.

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
•

Electric fuel tank heaters have been installed in our fleet of trucks, significantly reducing idle time. Furthermore, timers have been installed that automatically turn off the engine if it is idling for more than ten minutes.

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

Fiscal 2014 Compared with Fiscal 2013

Total revenue for fiscal 2014 increased 8.1% to $7,840,255, primarily due to an increase in the number of gallons sold (which generated an additional $435,070), and an increase in inside sales (grocery & other merchandise and prepared food & fountain) (a $258,775 increase). This was partially offset by a 2.1% decrease in average fuel prices (amounting to a $109,647 decrease). Retail fuel sales for the fiscal year were $5,554,580, an increase of 6.2%, and gallons sold increased 8.5% to 1,665,600. Inside sales increased 13% to $2,242,410, primarily a result of an $83,454 increase from the rollout and expansion of our operating initiatives in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels), and a $79,743 increase from stores that were built or acquired after April 30, 2012.

Total gross profit margin was 15.7% for fiscal 2014 compared with 14.9% for the prior year. The fuel margin increased to 5.0% in fiscal 2014 from 4.5% in fiscal 2013 primarily due to the increase in the value of the renewable fuel credits sold. The grocery & other merchandise margin decreased to 32.1% in fiscal 2014 from 32.6% in fiscal 2013 primarily due to the cigarette retail price adjustments made during last fiscal year. The prepared food & fountain margin decreased to 61.1% from 61.8% primarily due to the higher costs of cheese and meat during fiscal 2014.

Operating expenses increased 12.7% ($96,932) in fiscal 2014 primarily due to an increase from stores built or acquired after April 30, 2012 ($31,061), and the expansion of our operating initiatives noted above ($29,511). The operating expense ratio also increased to 10.9% of total revenue in fiscal 2014 from 10.5% in the prior year.

Depreciation and amortization expense increased 17.3% to $131,160 in fiscal 2014 from $111,823 in fiscal 2013. The increase was due to capital expenditures made in fiscal 2014.

The effective tax rate decreased 190 basis points to 34.9% in fiscal 2014 from 36.8% in fiscal 2013. The decrease in the effective tax rate was primarily due to out of period adjustments to correct accumulated variances in deferred taxes ($2,760).

Net income increased to $134,514 in fiscal 2014 from $110,625 in fiscal 2013. The increase was due primarily to the increase in inside sales, the increase in the number of fuel gallons sold and the increase in the fuel gross profit margin due to the increase of the renewable fuel credits sold. However, this was partially offset by the decreases in gross profit margins from inside sales, an increase in the operating expenses, and an increase in depreciation and amortization.

Fiscal 2013 Compared with Fiscal 2012

Total revenue for fiscal 2013 increased 3.8% to $7,250,840, primarily due to an increase in the number of gallons sold (which generated an additional $200,924), and an increase in inside sales (grocery & other merchandise and prepared food & fountain) (a $118,928 increase). This was partially offset by a 1.3% decrease in average fuel prices (amounting to a $64,078 decrease). Retail fuel sales for the fiscal year were $5,229,157, an increase of 2.7%, and gallons sold increased 4% to 1,535,140. Inside sales increased 6.4% to $1,983,635, primarily the result of a $62,608 increase from stores that were built or acquired after April 30, 2011, and a $46,867 increase from the rollout and expansion of our operating initiatives in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).

Total gross profit margin was 14.9% for fiscal 2013 compared with 14.4% for the prior year. The fuel margin increased slightly to 4.5% in fiscal 2013 from 4.4% in fiscal 2012 primarily due to the increase in the value of the renewable fuel credits sold. The grocery & other merchandise margin increased slightly to 32.6% in fiscal 2013 from 32.5% in fiscal 2012. The prepared food & fountain margin increased to 61.8% from 60.7% primarily due to the lower commodity costs during fiscal 2013.

Operating expenses increased 10.4% ($71,934) in fiscal 2013 primarily due to the expansion of our operating initiatives noted above ($27,996) along with an increase from stores built or acquired after April 30, 2011 ($23,303). The operating expense ratio also increased to 10.5% of total revenue in fiscal 2013 from 9.9% in the prior year.

Depreciation and amortization expense increased 15.8% to $111,823 in fiscal 2013 from $96,552 in fiscal 2012. The increase was due to capital expenditures made in fiscal 2013.

The effective tax rate increased 40 basis points to 36.8% in fiscal 2013 from 36.4% in fiscal 2012. The increase in the effective tax rate was primarily due to lower federal tax credits for the current year.

Net income decreased to $110,625 in fiscal 2013 from $116,791 in fiscal 2012. The decrease was due primarily to the increase in the operating expenses and an increase in depreciation and amortization expenses. However, this was partially offset by an increase in inside sales and an increase in the number of fuel gallons sold.

COMPANY TOTAL REVENUE AND GROSS PROFIT BY CATEGORY

		Years ended April 30,
		2014		2013		2012
Total revenue by category
Fuel	$	5,554,580	$	5,229,157	$	5,092,311
Grocery & other merchandise		1,583,234		1,418,711		1,364,995
Prepared food & fountain		659,176		564,924		499,712
Other		43,265		38,048		30,786

		$7,840,255		$7,250,840	$	6,987,804

Gross profit by category (1)
Fuel	$	280,115	$	232,718	$	226,559
Grocery & other merchandise		507,936		462,663		443,245
Prepared food & fountain		402,996		348,993		303,159
Other		43,212		37,991		30,727

	$	1,234,259	$	1,082,365		$1,003,690

INDIVIDUAL STORE COMPARISONS (2)

		Years ended April 30,
		2014		2013		2012
Average retail sales	$	4,376	$	4,159	$	4,117
Average retail inside sales		1,270		1,152		1,117
Average gross profit on inside items		512		467		448
Average retail sales of fuel		3,105		3,007		3,000
Average gross profit on fuel (3)		159		134		134
Average operating income (4)		207		181		191
Average number of gallons sold		932		883		870

(1)	Gross profits represent total revenue less cost of goods sold. Gross profit is given before charges for depreciation, amortization, and credit card fees. Cost of goods sold includes the costs we incur to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and renewable fuel credits (RINs).

(2)	Individual store comparisons include only those stores that had been in operation for at least one full year and remained open on April 30 of the fiscal year indicated.

(3)	Retail fuel profit margins have a substantial impact on our net income. Profit margins on fuel sales can be adversely affected by factors beyond our control, including oversupply in the retail fuel market, uncertainty or volatility in the wholesale fuel market, and price competition from other fuel marketers. Any substantial decrease in profit margins on retail fuel sales or the number of gallons sold could have a material adverse effect on our earnings.

(4)	Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our matching contribution paid to the 401(k) Plan.

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	2014	2013	2012
Fuel gallons (1)	3.1%	0.1%	-1.5%
Grocery & other merchandise (2)	7.4	0.8	6.7
Prepared food & fountain (3)	11.8	8.6	14.3%

(1)	The 3.1% growth in the fuel gallons in 2014 as compared to 2013 was due primarily to the growth in the fuel saver program.

(2)	The increase in same store grocery and other merchandise in 2014 is due primarily to the continued rollout of store initiatives, expanded hours and major store remodels. In comparing grocery and other merchandise same store sales growth from 2013 to 2012, the primary reason for the 5.9% decrease was due to a challenging cigarette environment driven by updates to vendor pricing programs and an increase in certain state excise taxes.

(3)	The increase in same store prepared food and fountain in 2014 compared to 2013 is due primarily to the continued rollout of the expanded hour, pizza delivery and major store remodel initiatives. In comparing prepared food and fountain from 2013 to 2012, the primary reason for the decrease of 5.7% relates to challenging weather conditions in multiple quarters of 2013 as compared to 2012.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2014 and 2013, respectively:

		Three months ended		Years ended
		April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Net income	$	22,816	23,272	134,514	110,625
Interest, net		10,119	8,743	39,270	35,048
Depreciation and amortization		35,556	29,910	131,160	111,823
Federal and state income taxes		7,961	13,413	72,018	64,504

EBITDA	$	76,452	75,338	376,962	322,000
(Gain) loss on disposal of assets and impairment charges		(34)	516	2,846	4,788

Adjusted EBITDA	$	76,418	75,854	379,808	326,788

For the three months ended April 30, 2014, EBITDA and Adjusted EBITDA were up 1.5% and .7% respectively, when compared to the same period a year ago. The increase was due to operating 59 more stores than the same period a year ago, the results from the implementation of expanded hours, major remodels and pizza delivery, as well as operating more replacement stores. These gains were offset by a reduction in fuel margin compared to the fourth quarter a year ago. For the year ended, April 30, 2014, EBITDA and Adjusted EBITDA were up 17.1% and 16.2% respectively. The primary reason for the increase was attributable to a higher fuel margin from an increase in renewable fuel credit sales, operating 59 more stores than the same period a year ago, the results from the implementation of expanded hours, major remodels and pizza delivery, as well as operating more replacement stores.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.

Inventory

Inventories, which consist of merchandise and gasoline, are stated at the lower of cost or market. For fuel, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method for financial and income tax reporting applied to inventory values determined primarily by our FIFO accounting system for warehouse inventories.

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor rebates in the form of rack display allowances (RDAs) are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. The RDAs are treated as a reduction in cost of goods sold and are recognized incrementally over the period covered by the applicable rebate agreement. These funds do not represent reimbursements of specific, incremental, identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense. The Company takes title to RINs when we purchase clear unleaded gasoline or diesel fuel, and purchase ethanol separately. The ethanol is blended in the tanker during transit to the store and the blending is the event that enables the RIN to be separated from the ethanol it identifies and allows it to be sold to third parties. The RINs are recorded as a reduction in the cost of goods sold in the period when the Company commits to a price and agrees to sell all of the RINs acquired during a specified period.

Long-lived Assets

The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company recorded impairment charges of $2,542 in fiscal 2014, $3,680 in fiscal 2013, and $226 in fiscal 2012, the majority of which was related to replacement store and acquisition activities. Impairment charges are a component of operating expenses.

Self-insurance

We are primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $28,429 and $24,039 for the years ended April 30, 2014 and 2013, respectively.

Goodwill

Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2014, there was $120,406 of goodwill and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Liquidity and Capital Resources

Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2014, the Company’s ratio of current assets to current liabilities was 1.04 to 1. The ratio at April 30, 2013 and at April 30, 2012 was .69 to 1 and .91 to 1 respectively. We believe our current bank line of credit and the cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operating activities increased $27,832 (9.7%) in the year ended April 30, 2014, primarily because of an increase in net income, and larger increases in depreciation and amortization and accrued expenses. This result was partially offset by a smaller increase in deferred income taxes. Cash used in investing activities in the year ended April 30, 2014 increased $5,605 (1.7%) primarily due to the increase in the purchase of property and equipment from the prior year. Cash flows from financing activities increased $72,791 (240.2%), primarily due to the proceeds from long-term debt.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2014, we expended $340,217 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $334,828 in the prior year. In fiscal 2015, we anticipate expending between $360,000 and $410,000, primarily from existing cash, funds generated by operations, and recent long-term debt proceeds for our construction, acquisition, and remodeling of stores.

As of April 30, 2014, we had long-term debt, net of current maturities, of $853,642 consisting of $569,000 in principal amount of 5.22% Senior notes, $75,000 in principal amount of 5.72% Senior notes, Series A and B; $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes, Series B, and $9,642 of capital lease obligations.

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

Interest on the 3.67% Senior notes Series A and 3.75% Series B is payable on the 17th day of each June and December. Principal on the Senior notes Series A and Series B is payable in various installments beginning June 17, 2022 (Series A) and December 17, 2022 (Series B). We may prepay the 3.67% and 3.75% Senior notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated June 17, 2013, between the Company and the purchasers of the Senior notes Series A and Series B.

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

The table below presents our significant contractual obligations, including interest, at April 30, 2014:

Contractual obligations		Payments due by period
		Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$	1,129,530	41,372	111,456	108,025	868,677
Capital lease obligations		17,471	1,078	1,772	1,746	12,875
Operating lease obligations		3,227	872	1,177	917	261
Unrecognized tax benefits		9,244	-------	-------	-------	-------
Deferred compensation		16,558	-------	-------	-------	-------

Total	$	1,176,030	43,322	114,405	110,688	881,813

Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the “Payments due by period” section of the table.

At April 30, 2014, the Company had a total of $9,244 in gross unrecognized tax benefits. Of this amount, $6,131 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $402 as of April 30, 2014. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2010 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. As of April 30, 2014, the Company has no ongoing federal or state income tax examinations. The Company did not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $2,661 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain state income tax filing positions.

Included in long-term liabilities on our consolidated balance sheet at April 30, 2014, was a $16,558 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the “Payments due by period” section of the table. However, known payments of $5,273 will be due during the next 5 years.

At April 30, 2014, we were partially self-insured for workers’ compensation claims in all 14 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $15,000 and $15,500, respectively, were issued and outstanding at April 30, 2014 and 2013, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

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

Competition

Our business is highly competitive and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in stores. Many of the food (including prepared foods) and nonfood items similar or identical to those we sell are generally available from a variety of competitors in the communities served by our stores, and we compete with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants, and fast-food outlets (with respect to the sale of prepared foods). Sales of nonfuel items (particularly prepared food items) have contributed substantially to our gross profit on retail sales in recent years. Fuel sales are also intensely competitive. We compete for fuel sales with both independent and national brand gasoline stations, other convenience store chains, and several nontraditional fuel retailers such as supermarkets in specific markets. Some of these other fuel retailers may have access to more favorable arrangements for fuel supply than do we or the firms that supply our stores. Some of our competitors have greater financial, marketing, and other resources than we have and therefore may be able to respond better to changes in the economy and new opportunities within the industry.

Fuel Operations

Fuel sales are an important part of our revenue and earnings, and retail fuel profit margins have a substantial impact on our net income. Profit margins on fuel sales can be adversely affected by factors beyond our control, including the supply of fuel available in the retail fuel market, uncertainty or volatility in the wholesale fuel market, increases in wholesale fuel costs generally during a period, and price competition from other fuel marketers. The market for crude oil and domestic wholesale petroleum products is marked by significant volatility and is affected by general political conditions and instability in oil producing regions such as the Middle East and South America. The volatility of the wholesale fuel market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on our operating results and financial conditions. These factors could materially affect our fuel gallon volume, fuel gross profit, and overall customer traffic levels at stores. Any substantial decrease in profit margins on fuel sales or in the number of gallons sold by stores could have a material adverse effect on our earnings.

The Company purchases its fuel from a variety of independent national and regional petroleum distributors. Although in recent years suppliers have not experienced any difficulties in obtaining sufficient amounts of fuel to meet our needs, unanticipated national and international events could result in a reduction of fuel supplies available for distribution. Any substantial curtailment in our fuel supply could reduce fuel sales. Further, we believe a significant amount of our business results from the patronage of customers primarily desiring to purchase fuel; accordingly, reduced fuel supplies could adversely affect the sale of nonfuel items. Such factors could have a material adverse effect on our earnings and operations.

Tobacco Products

Sales of tobacco products represent a significant portion of our revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products (such as the past tax increase in Illinois) as well as national and local campaigns to further regulate and discourage smoking in the United States have had and are expected to continue having an adverse effect on the demand for cigarettes sold in our stores. We attempt to pass price increases on to our customers, but competitive pressures in specific markets may prevent us from doing so. These factors could materially impact the retail price of cigarettes, the gross profit obtained from the cigarette category, the volume of cigarettes sold by stores, and overall customer traffic, and have a material adverse effect on the Company’s earnings and profits.

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

Seasonality of Sales

Company sales generally are strongest during its first two fiscal quarters (May–October) and weakest during the third and fourth fiscal quarters (November–April). In the warmer months, customers tend to purchase greater quantities of fuel and certain convenience items such as beer, pop, and ice. Difficult weather conditions (such as flooding, prolonged rain, or snowstorms) in any quarter, however, may adversely reduce sales at affected stores and may have an adverse impact on our earnings for that period.

Other Factors

Other factors and risks that may cause actual results to differ materially from those in the forward-looking statements include the risk that our cash balances and cash generated from operations and financing activities will not be sufficient for our future liquidity and capital resource needs, tax increases, potential liabilities and expenditures related to compliance with environmental and other laws and regulations, the seasonality of demand patterns, and weather conditions; the increased indebtedness that the Company has incurred to purchase shares of our common stock in our self-tender offer; and the other risks and uncertainities included from time to time in our filings with the SEC. We further caution you that other factors we have not identified may in the future prove to be important in affecting our business and results of operations.

Please see Item 1A. of this Form 10-K, entitled “Risk Factors,” for further information on these and other factors that may affect our business and financial results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2014 would have no material effect on pretax earnings.

We do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Casey’s General Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2014. We also have audited the Company’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/KPMG LLP

Des Moines, Iowa

June 27, 2014

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

		April 30,
		2014		2013
Assets
Current assets
Cash and cash equivalents	$	121,641	$	41,271
Receivables		25,841		20,900
Inventories		204,833		189,514
Prepaid expenses		1,478		1,396
Deferred income taxes		11,878		9,916
Income taxes receivable		12,473		9,820

Total current assets		378,144		272,817

Property and equipment, at cost
Land		490,005		431,523
Buildings and leasehold improvements		1,004,263		904,732
Machinery and equipment		1,330,697		1,182,470
Leasehold interest in property and equipment		16,278		15,486

		2,841,243		2,534,211
Less accumulated depreciation and amortization		1,062,278		952,286

Net property and equipment		1,778,965		1,581,925

Other assets, net of amortization		15,947		14,485
Goodwill		120,406		114,791

Total assets	$	2,293,462	$	1,984,018

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable to bank	$	-	$	59,100
Current maturities of long-term debt		553		15,810
Accounts payable		250,807		232,913
Accrued expenses
Wages and related taxes		27,411		16,221
Property taxes		22,572		20,229
Insurance		28,429		24,039
Other		33,171		29,436

Total current liabilities		362,943		397,748

Long-term debt, net of current maturities		853,642		653,081
Deferred income taxes		317,953		293,708
Deferred compensation		16,558		15,787
Other long-term liabilities		22,500		21,399

Total liabilities		1,573,596		1,381,723

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued		-		-
Common stock, no par value, 38,507,387 and 38,352,509 shares issued and outstanding at April 30, 2014 and 2013, respectively		33,878		23,119
Retained earnings		685,988		579,176

Total shareholders’ equity		719,866		602,295

Total liabilities and shareholders’ equity	$	2,293,462	$	1,984,018

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

		Years ended April 30,
		2014		2013		2012
Total revenue	$	7,840,255	$	7,250,840	$	6,987,804
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)		6,605,996		6,168,475		5,984,114

Gross profit		1,234,259		1,082,365		1,003,690
Operating expenses		857,297		760,365		688,431
Depreciation and amortization		131,160		111,823		96,552
Interest, net		39,270		35,048		35,192

Income before income taxes		206,532		175,129		183,515
Federal and state income taxes		72,018		64,504		66,724

Net income	$	134,514	$	110,625	$	116,791

Net income per common share
Basic	$	3.50	$	2.89	$	3.07

Diluted	$	3.46	$	2.86	$	3.04

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share and share amounts)

		Common		Retained
		stock		earnings		Total
Balance at April 30, 2011	$	3,996	$	399,900	$	403,896
Net income		-		116,791		116,791
Dividends declared (60 cents per share)		-		(22,849)		(22,849)
Proceeds from exercise of stock options (159,600 shares)		3,249		-		3,249
Tax benefits related to nonqualified stock options		1,162		-		1,162
Stock based compensation		3,792		-		3,792

Balance at April 30, 2012	$	12,199	$	493,842	$	506,041
Net income		-		110,625		110,625
Dividends declared (66 cents per share)		-		(25,291)		(25,291)
Proceeds from exercise of stock options (198,200 shares)		4,721		-		4,721
Tax benefits related to nonqualified stock options		1,929		-		1,929
Stock based compensation		4,270		-		4,270

Balance at April 30, 2013		$23,119	$	579,176	$	602,295
Net income		-		134,514		134,514
Dividends declared (72 cents per share)		-		(27,702)		(27,702)
Proceeds from exercise of stock options (140,785 shares)		3,368		-		3,368
Tax benefits related to nonqualified stock options		1,791		-		1,791
Stock based compensation		5,600		-		5,600

Balance at April 30, 2014	$	33,878	$	685,988		$719,866

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

		Years ended April 30,
		2014		2013		2012
Cash flows from operating activities
Net income	$	134,514	$	110,625	$	116,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		131,160		111,823		96,552
Other amortization		297		195		347
Stock-based compensation		5,600		4,270		3,792
Loss on disposal of assets and impairment charges		2,846		4,788		1,428
Deferred income taxes		22,283		36,530		54,589
Excess tax benefits related to stock option exercises		(1,791)		(1,929)		(1,162)
Changes in assets and liabilities:
Receivables		(4,941)		800		(1,546)
Inventories		(13,696)		(16,222)		(8,647)
Prepaid expenses		(82)		(98)		(118)
Accounts payable		17,894		21,748		(4,510)
Accrued expenses		20,930		4,270		7,399
Income taxes receivable		(441)		9,969		29,508
Other, net		(413)		(441)		456

Net cash provided by operating activities		314,160		286,328		294,879
Cash flows from investing activities
Purchase of property and equipment		(308,633)		(305,301)		(240,874)
Payments for acquisitions of businesses, net of cash acquired		(31,584)		(29,527)		(39,444)
Proceeds from sales of property and equipment		3,328		3,544		2,196

Net cash used in investing activities		(336,889)		(331,284)		(278,122)
Cash flows from financing activities
Proceeds from long-term debt		200,000		-		-
Repayments of long-term debt		(15,865)		(10,757)		(1,372)
Net (repayments) borrowings of short-term debt		(59,100)		59,100		(600)
Proceeds from exercise of stock options		3,368		4,721		3,249
Payments of cash dividends		(27,095)		(24,685)		(22,849)
Excess tax benefits related to stock option exercises		1,791		1,929		1,162

Net cash provided by (used in) financing activities		103,099		30,308		(20,410)

Net increase (decrease) in cash and cash equivalents		80,370		(14,648)		(3,653)
Cash and cash equivalents at beginning of year		41,271		55,919		59,572

Cash and cash equivalents at end of year	$	121,641	$	41,271	$	55,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid (received) during the year for
Interest, net of amount capitalized	$	36,923	$	35,226	$	35,403
Income taxes		50,031		17,973		(17,973)
Noncash investing and financing activities
Property and equipment acquired through notes payable and capitalized lease obligations		1,169		981		191

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.   SIGNIFICANT ACCOUNTING POLICIES

Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,808 convenience stores in 14 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2014 were distributed as follows: 71% fuel, 20% grocery & other merchandise, and 9% prepared food & fountain. The Company’s products are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

Cash equivalents We consider all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents. Included in cash equivalents are money market funds and credit card, debit card and electronic benefits transfer transactions that process within three days.

Inventories Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method for financial and income tax reporting applied to inventory values determined primarily by our FIFO accounting system for warehouse inventories.

The excess of current cost over the stated LIFO value was $48,777 and $44,792 at April 30, 2014 and 2013, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2014 and 2013:

		Fiscal 2014		Fiscal 2013
Fuel	$	95,004	$	87,262
Merchandise		109,829		102,252

Total inventory	$	204,833	$	189,514

Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor rebates in the form of rack display allowances (RDAs) are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. The RDAs are treated as a reduction in cost of goods sold and are recognized ratably over the period covered by the applicable rebate agreement. These funds do not represent reimbursements of specific, incremental, identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.

Renewable Identification Numbers (RINs) are recorded as a reduction in cost of goods sold in the period when the Company commits to a price and agrees to sell all of the RINs earned during a specified period. The Company includes in cost of goods sold the costs we incur to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs.

Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2014, there was $120,406 of goodwill and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment.

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

The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $2,542 in fiscal 2014, $3,680 in fiscal 2013, and $226 in fiscal 2012. Impairment charges are a component of operating expenses.

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

Excise taxes Excise taxes approximating $646,000, $596,000, and $527,000 on retail fuel sales are included in total revenue and cost of goods sold for fiscal 2014, 2013, and 2012, respectively.

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

Revenue recognition The Company recognizes retail sales of fuel, grocery & other merchandise, prepared food & fountain, and commissions on lottery, prepaid phone cards, and video rentals at the time of the sale to the customer. Sales taxes collected from customers and remitted to the government are recorded on a net basis in the consolidated financial statements.

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

There were no material changes in our asset retirement obligation estimates during fiscal 2014. The recorded asset for asset retirement obligations was $8,391 and $8,011 at April 30, 2014 and 2013, respectively, and is recorded in other assets, net of amortization. The discounted liability was $12,854 and $12,176 at April 30, 2014 and 2013, respectively, and is recorded in other long-term liabilities.

Self-insurance The Company is primarily self-insured for workers’ compensation, general liability, and automobile claims. The self-insurance claim liability is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $28,429 and $24,039 for the years ended April 30, 2014 and 2013, respectively.

Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Derivative instruments There were no options or futures contracts as of or during the years ended April 30, 2014, 2013, or 2012. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.

Stock-based compensation Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the statement of income over the vesting period of the award.

Segment reporting As of April 30, 2014, we operated 1,808 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Recent accounting pronouncements In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, to clarify the definition of discontinued operations, limiting it to disposals of components that represent a strategic shift that has or will have a major effect on operations and financial results. Examples of a strategic shift include disposals of a major geographic area, a major line of business, or a major equity method investment. The standard is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. It will be adopted by the Company May 1, 2015. Early application is permitted in specific instances. We are currently evaluating the impact of adoption on our financial statements, however, we do not expect it to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.   ACQUISITIONS

During the year ended April 30, 2014, the Company acquired 28 stores through a variety of single store and multi-store transactions with several unrelated third parties. Of the 28 stores acquired, 25 were opened during the 2014 fiscal year, one was closed permanently and two will be opened during the 2015 fiscal year. The acquisitions meet the criteria to be considered business combinations. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$	1,622
Property and equipment		24,469

Total assets		26,091

Liabilities assumed:
Accrued expenses		122

Total liabilities		122

Net tangible assets acquired		25,969
Goodwill		5,615

Total consideration paid	$	31,584

The allocation of the purchase price to assets acquired and liabilities assumed for any acquisition is preliminary pending finalization of management’s analysis.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

		Years Ended April 30,
		2014		2013
Total revenue	$	7,885,634	$	7,362,816
Net income	$	135,309	$	112,510
Net income per common share
Basic	$	3.52	$	2.94
Diluted	$	3.48	$	2.91

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.

Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $841,000 and $721,000, respectively, at April 30, 2014 and 2013.

The Company’s long-term debt at carrying amount by issuance is as follows:

		As of April 30,
		2014	2013
Capitalized lease obligations discounted at 5.22% to 7.09% due in various monthly installments through 2048 (Note 7)	$	10,195	9,891

5.72% Senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020		75,000	90,000

5.22% Senior notes due August 9, 2020		569,000	569,000

3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028		150,000	—

3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028		50,000	—

		854,195	668,891

Less current maturities		553	15,810

	$	853,642	653,081

At April 30, 2014, the Company had a bank line of credit arrangement consisting of two Promissory Notes, in the principal amount of $50,000 each (together, the “Notes”). The Notes evidenced a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). On December 17, 2013, the Company cancelled a $25,000 Promissory Note that was part of its line of credit. The interest rate to be applied to the unpaid principal balance of the first Note was at a rate of 0.750% over the Index. The interest rate applicable to the second note is 1.000% over the Index. There was a $0 balance at April 30, 2014 and a $59,100 balance owed at April 30, 2013 with a weighted average interest rate of 0.95%.

Interest expense is net of interest income of $214, $211, and $208 for the years ended April 30, 2014, 2013, and 2012, respectively. Interest expense is also net of interest capitalized of $1,177, $894, and $674 during the years ended April 30, 2014, 2013, and 2012, respectively.

The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2014, the Company was in compliance with all such covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2014 and thereafter:

Years ended April 30,		Capital Leases	Senior Notes		Total
2015	$	553	—		553
2016		398	15,000		15,398
2017		375	15,000		15,375
2018		396	15,000		15,396
2019		417	15,000		15,417
Thereafter		8,056	784,000		792,056

	$	10,195	844,000	$	854,195

4.	PREFERRED AND COMMON STOCK

Preferred stock The Company has 1,000,000 authorized shares of preferred stock of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock.

Stock option plans The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 4,153,608 shares available for grant at April 30, 2014 under the Plan. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options granted under the Plan using market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income over the requisite service period using the straight-line method. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement. At April 30, 2014, options for 712,024 shares (which expire between 2015 and 2021) were outstanding. All stock option shares issued are previously unissued authorized shares.

On June 10, 2011, restricted stock units with respect to a total of 9,198 shares were granted to certain employees under the annual incentive compensation program. The fair value of the Company’s shares on the date of grant was $40.49. These awards vested on May 1, 2014 and compensation expense was recognized ratably over the vesting period. This award was granted at no cost to the employee.

On June 23, 2011, stock options totaling 441,000 shares were granted to certain officers and key employees. These awards vested on June 23, 2014, and compensation expense was recognized ratably over the vesting period. This award was granted at no cost to the employee.

On June 23, 2011, restricted stock units totaling 15,000 shares were granted to the CEO. The fair value of the Company’s shares on the date of grant was $44.39. This award was granted at no cost to the employee. This award vested on June 23, 2014 and compensation expense was recognized ratably over the vesting period.

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

On June 8, 2012, restricted stock units with respect to a total of 32,998 shares were granted to certain employees under the annual incentive compensation program. The fair value of the Company’s shares on the date of grant was $59.48. These awards will vest on June 8, 2015 and compensation expense is being recognized ratably over the vesting period. This award was granted at no cost to the grantee.

On September 14, 2012, restricted stock units with respect to a total of 14,000 shares were granted to the non-employee members of the Board. The fair value of the Company’s shares on the date of grant was $58.93. This award was granted at no cost to the non-employee members of the Board. This award vested on May 1, 2013 and compensation expense was recognized ratably over the vesting period.

On June 7, 2013 and June 19, 2013 restricted stock units with respect to a total of 77,650 shares were granted to certain officers and key employees. The fair value of the Company’s shares was $62.26 on June 7, 2013 (76,150 shares) and $60.47 on June 19, 2013 (1,500 shares). These awards were granted at no cost to the grantee. These awards will vest on June 7, 2016 and compensation expense is currently being recognized ratably over the vesting period.

On September 13, 2013, restricted stock units totaling 14,000 shares were granted to the non-employee members of the Board. The fair value of the Company’s shares on the date of grant was $71.02. This award was granted at no cost to the non-employee members of the Board. This award vested on May 1, 2014 and compensation expense was recognized ratably over the vesting period.

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

Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2011	775,109	$23.38
Granted	441,000	44.39
Exercised	(159,600)	20.36
Forfeited	(3,000)	36.19
Outstanding at April 30, 2012	1,053,509	$32.59
Granted	-	-
Exercised	(198,200)	23.82
Forfeited	(500)	14.08
Outstanding at April 30, 2013	854,809	$34.64
Granted	-	-
Exercised	(140,785)	23.93
Forfeited	(2,000)	44.39
Outstanding at April 30, 2014	712,024	$36.73

Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2011	14,000
Granted	38,198
Vested	(14,000)
Forfeited	-
Unvested at April 30, 2012	38,198
Granted	46,998
Vested	(14,000)
Forfeited	-
Unvested at April 30, 2013	71,196
Granted	91,650
Vested	(14,l50)
Forfeited	(150)
Unvested at April 30, 2014	148,546

At April 30, 2014, all outstanding options had an aggregate intrinsic value of $22,737 and a weighted average remaining contractual life of 6 years. The vested options totaled 284,024 shares with a weighted average exercise price of $25.18 per share and a weighted average remaining contractual life of 4.4 years. The aggregate intrinsic value for the vested options as of April 30, 2014 was $12,349. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2014 was $2,952, and there were no shares that vested during the year ended April 30, 2014.

The grant date fair value for the June 23, 2011 options were $14.65, which was estimated utilizing the Black Scholes valuation model. The significant assumptions included:

Risk-free interest rate	2.14%
Expected option life	6.11 years
Expected volatility	37%
Expected dividend yield	1.58%

Total compensation costs recorded for the years ended April 30, 2014, 2013 and 2012 were $5,600, $4,270, and $3,792, respectively, for the stock option and restricted stock unit awards. As of April 30, 2014, there was $325 of total unrecognized compensation costs related to the Plan and Prior Plans for stock options that are expected to be recognized ratably through 2015, and $4,036 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2017.

At April 30, 2014, the range of exercise prices for outstanding options was $17.64 – $44.39 and the weighted average remaining contractual life of outstanding options was 6 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2014 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

$ 17.64	6,000	17.64	1.0
20.68 – 26.92	278,024	25.34	4.4
44.39	428,000	44.39	7.2

	712,024

5.   NET INCOME PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

		Years ended April 30,
		2014		2013		2012
Basic
Net income	$	134,514	$	110,625	$	116,791

Weighted average shares outstanding-basic		38,457,680		38,297,083		38,068,001

Basic earnings per common share	$	3.50	$	2.89	$	3.07

Diluted

Net income	$	134,514	$	110,625	$	116,791

Weighted-average shares outstanding-basic		38,457,680		38,297,083		38,068,001
Plus effect of stock options and restricted stock units		410,726		322,993		323,703

Weighted-average shares outstanding-diluted		38,868,406		38,620,076		38,391,704

Diluted earnings per common share	$	3.46	$	2.86	$	3.04

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 439,000 for fiscal 2012. All options were included for fiscal 2014 and fiscal 2013.

6.     INCOME TAXES

Income tax expense attributable to earnings consisted of the following components:

		Years ended April 30,
		2014		2013		2012
Current tax expense
Federal	$	44,078	$	23,519	$	9,937
State		5,657		4,455		2,345

		49,735		27,974		12,282
Deferred tax expense		22,283		36,530		54,442

Total income tax provision	$	72,018	$	64,504	$	66,724

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

		As of April 30,
		2014		2013
Deferred tax assets
Accrued liabilities	$	11,878	$	9,916
Deferred compensation		6,272		6,050
Equity compensation		3,598		916
Unrecognized tax benefits		3,113		3,128
State net operating losses and tax credits		2,892		3,902
Other		124		100

Total gross deferred tax assets		27,877		24,012
Less valuation allowance		(91)		-
Total net deferred tax assets		27,786		24,012

Deferred tax liabilities
Property and equipment depreciation		(318,565)		(295,951)
Goodwill		(14,989)		(11,919)
Other		(307)		66

Total gross deferred tax liabilities		(333,861)		(307,804)

Net deferred tax liability	$	(306,075)	$	(283,792)

At April 30, 2014, the Company had net operating loss carryforwards for state income tax purposes of approximately $74,670, which are available to offset future state taxable income. These net operating loss carryforwards expire during the years 2017 through 2033. In addition, the Company had state alternative minimum tax credit carryforwards of approximately $129, which are available to reduce future state regular income taxes over an indefinite period.

There was a valuation allowance of $91 and $0 for deferred tax assets as of April 30, 2014 and 2013 related to state net operating loss carryforwards. There was a net change in the valuation allowance of $91 and $0 for the years ended April 30, 2014 and 2013. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes. Out of period adjustments of $2,760 were recorded in fiscal 2014.

	Years ended April 30,
	2014	2013	2012
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	-1.9	-1.7	-2.1
State income taxes, net of federal tax benefit	3.3	2.6	2.9
Out of period adjustments	-1.3	-	-
Other	-0.2	0.9	0.6

	34.9%	36.8%	36.4%

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $9,244 and $8,938 in gross unrecognized tax benefits at April 30, 2014 and 2013, respectively which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $6,131 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $306 during the twelve months ended April 30, 2014, due primarily to the expiration of certain statute of limitations offset by a greater increase associated with income tax filing positions for the current year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		2014		2013
Beginning balance	$	8,938	$	7,538
Additions based on tax positions related to current year		1,229		2,807
Additions for tax positions of prior years		415		-
Reductions for tax positions of prior years		-		(37)
Reductions due to lapse of applicable statute of limitations		(1,338)		(1,370)
Settlements		-		-

Ending balance	$	9,244	$	8,938

The total net amount of accrued interest and penalties for such unrecognized tax benefits was $402 and $286 at April 30, 2014 and 2013, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2014 was an increase in tax expense of $116 and an increase of $37 for the year ended April 30, 2013.

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

At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $2,661 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2010 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

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

The following is an analysis of the leased property under capital leases by major classes:

		Asset balances at April 30,
		2014		2013
Real estate	$	13,668	$	12,874
Equipment		2,610		2,612

		16,278		15,486
Less accumulated amortization		5,202		4,900

	$	11,076	$	10,586

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2014:

		Capital		Operating
Years ended April 30,		leases		leases
2015	$	1,078	$	872
2016		904		630
2017		868		547
2018		870		539
2019		876		378
Thereafter		12,875		261

Total minimum lease payments		17,471	$	3,227

Less amount representing interest		7,276

Present value of net minimum lease payments	$	10,195

The total rent expense under operating leases was $1,424 in 2014, $1,773 in 2013, and $1,269 in 2012.

8.     BENEFIT PLANS

401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Contributions to the 401(k) plan were $5,348, $4,949, and $3,681 for the years ended April 30, 2014, 2013, and 2012, respectively.

On April 30, 2014 and 2013, 1,488,510 and 1,496,465 shares of common stock, respectively, were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of net income per common share.

Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, depending on retirement dates, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2014 and 2013, respectively, were $5,925 and $6,457. The discount rates used were 4.4% and 4.0%, respectively, at April 30, 2014 and 2013. The amount expensed in fiscal 2014 was $93 and the Company expects to pay $625 per year for each of the next five years. Expense incurred in fiscal 2013 and fiscal 2012 was $471 and $662, respectively.

Other postemployment benefits The Company also has deferred compensation agreements with three other individuals, one current and two former employees. The amounts accrued at April 30, 2014 and 2013 were $3,950 and $4,016, respectively. The Company expects to pay $167, $497, $497, $497 and $441 the next five years under the agreements. The expense incurred in fiscal 2014, 2013 and 2012 was $156, $438, and $563 respectively.

9.    COMMITMENTS

The Company has entered into an employment agreement with its chief executive officer. The agreement provides that the officer will receive aggregate base compensation of not less than $660 per year exclusive of bonuses. The agreement also provides for certain payments in the case of death or disability of the officer. The Company also has entered into employment agreements with thirteen other key employees, providing for certain payments in the event of termination following a change of control of the Company.

10.    CONTINGENCIES

Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2014 and 2013 of approximately $300 and $418, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

Legal matters As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S.

District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation”. On November 20, 2012, the Court preliminarily approved the previously-reported settlement involving the Company, which when approved in final form by the Court following notice to the Class would result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation. The preliminarily approved settlement includes, but is not limited to, a commitment on the part of the Company to “sticker” certain information on its fuel pumps and make a monetary payment (which is not considered to be material in amount) to the plaintiff class.

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

Other At April 30, 2014, the Company was partially self-insured for workers’ compensation claims in all fourteen states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $15,000 and $15,500, respectively, were issued and outstanding at April 30, 2014 and 2013, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2014 and 2013, the Company had $28,429 and $24,039, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

11. SUBSEQUENT EVENTS

Events that have occurred subsequent to April 30, 2014 have been evaluated for disclosure through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission.

12. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

		Year ended April 30, 2014
Total revenue		Q1	Q2	Q3	Q4	Year Total
Fuel	$	1,514,874	1,416,980	1,255,774	1,366,952	5,554,580
Grocery & other merchandise		423,585	416,552	364,846	378,251	1,583,234
Prepared food & fountain		166,248	171,751	158,200	162,977	659,176
Other		10,042	10,602	11,235	11,386	43,265

	$	2,114,749	2,015,885	1,790,055	1,919,566	7,840,255
Gross profit*
Fuel	$	94,316	70,832	59,075	55,892	280,115
Grocery & other merchandise		138,412	134,708	113,429	121,387	507,936
Prepared food & fountain		102,754	106,171	96,147	97,924	402,996
Other		10,028	10,590	11,222	11,372	43,212

	$	345,510	322,301	279,873	286,575	1,234,259

Net income	$	55,710	41,319	14,669	22,816	134,514

Income per common share
Basic	$	1.45	1.07	0.38	.59	3.50

Diluted	$	1.43	1.06	0.38	.59	3.46

		Year ended April 30, 2013
Total revenue		Q1	Q2	Q3	Q4	Year Total
Fuel	$	1,330,670	1,393,476	1,185,640	1,319,371	5,229,157
Grocery & other merchandise		386,129	362,662	329,657	340,263	1,418,711
Prepared food & fountain		142,709	146,540	137,033	138,642	564,924
Other		8,794	8,966	10,035	10,253	38,048

	$	1,868,302	1,911,644	1,662,365	1,808,529	7,250,840
Gross profit*
Fuel	$	58,795	57,634	52,002	64,287	232,718
Grocery & other merchandise		128,834	121,206	104,660	107,963	462,663
Prepared food & fountain		90,565	91,515	83,011	83,902	348,993
Other		8,780	8,958	10,013	10,240	37,991

	$	286,974	279,313	249,686	266,392	1,082,365

Net income	$	39,031	32,859	15,463	23,272	110,625

Income per common share
Basic	$	1.02	0.86	0.40	0.61	2.89

Diluted	$	1.01	0.85	0.40	0.60	2.86

*Gross profit is given before charge for depreciation and amortization and credit card fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Managements Annual Report on Internal Control over Financial Reporting Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). On the basis of the prescribed criteria, management believes the Company’s internal control over financial reporting was effective as of April 30, 2014.

KPMG LLP, as the Company’s independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report appears on page 32.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2014 and to be used in connection with the Company’s 2014 Annual Meeting of Shareholders are hereby incorporated by reference.

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

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2014 and to be used in connection with the Company’s 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2014 and to be used in connection with the Company’s 2014 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” to be filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2014 and to be used in connection with the Company’s 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” to be filed with the Commission within 120 days after April 30, 2014 and to be used in connection with the Company’s 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K

(1)	The following financial statements are included herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, April 30, 2014 and 2013

Consolidated Statements of Income, Three Years Ended April 30, 2014

Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2014

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2014

Notes to Consolidated Financial Statements

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits
3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010 and the Current Report on Form 8-K filed May 20, 2011)
3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Reports on Form 8-K filed May 20, 2011, August 2, 2011 and the Current Report on Form 8-K filed June 22, 2012)
4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of $100,000,000 in principal amount of 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006)
4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010)
4.10	Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference from the Current Reports on Form 8-K filed June 18, 2013 and December 18, 2013)
10.21(a)*	Amended and Restated Employment Agreement with Donald F. Lamberti (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998)
10.22(a)*	Amended and Restated Employment Agreement with Ronald M. Lamb (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997), First Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 2, 1998) and Second Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)
10.27*	Non-Employee Directors’ Stock Option Plan (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1994) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed May 3, 2005)
10.28(b)	Promissory Notes delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated May 23, 2011 (incorporated by reference from the Current Reports on Form 8-K filed May 23, 2011, February 12, 2013 and June 18, 2013)
10.29(a)*	Form of “change of control” Employment Agreement (incorporated by reference from the Current Report on Form 8-K filed June 2, 2010)

10.30*	Non-Qualified Supplemental Executive Retirement Plan (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997) and Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed July 17, 2006)
10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference from the Current Report on Form 8-K filed November 10, 1997)
10.32*	Severance Agreement with Douglas K. Shull (incorporated by reference from the Current Report on Form 8-K filed July 28, 1998)
10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan (incorporated by reference from the Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001) and related form of Grant Agreement (incorporated by reference from the Current Report on Form 8-K filed July 6, 2005)
10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)
10.35*	Trustar Directed Trust Agreement (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2003)
10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006 (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2007)
10.39*	Employment Agreement with Robert J. Myers (incorporated by reference from the Current Report on Form 8-K filed April 21, 2010 and Amendment to Employment Agreement (incorporated by reference from the Current Report on Form 8-K filed December 19, 2012))
10.40*	Severance Agreement with John G. Harmon (incorporated by reference from the Current Report on Form 8-K filed January 17, 2008)
10.41*	Casey’s General Stores, Inc. 2009 Stock Incentive Plan (incorporated by reference from the Current Report on Form 8-K filed September 23, 2009) and related forms of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2010) and Restricted Stock Units Agreement (Officers and Other Employees), Restricted Stock Units Agreement (Chief Executive Officer) and Stock Option Grant (incorporated by reference from the Current Report on Form 8-K filed June 27, 2011)
21	Subsidiaries of Casey’s General Stores, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certificate of Robert J. Myers under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 27, 2014	By	/s/ Robert J. Myers
Robert J. Myers, Chairman and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 27, 2014	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 27, 2014	By	/s/ Robert J. Myers
Robert J. Myers
Chairman and Chief Executive Officer, Director

Date: June 27, 2014	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: June 27, 2014	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 27, 2014	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 27, 2014	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 27, 2014	By	/s/ Richard Wilkey
Richard Wilkey
Director

Date: June 27, 2014	By	/s/ H. Lynn Horak
H. Lynn Horak
Director

Date: June 27, 2014	By	/s/ William C. Kimball
William C Kimball
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