Form 10-Q
period 2014-07-31
CASEYS GENERAL STORES INC
filed 2014-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended July 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2014
Common stock, no par value per share	38,649,999 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31,	April 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$116,747	121,641
Receivables	30,331	25,841
Inventories	218,403	204,833
Prepaid expenses	2,748	1,478
Deferred income taxes	12,225	11,878
Income tax receivable	—	12,473

Total current assets	380,454	378,144

Other assets, net of amortization	16,395	15,947
Goodwill	126,931	120,406
Property and equipment, net of accumulated depreciation of $1,093,305 at July 31, 2014 and $1,062,278 at April 30, 2014	1,852,807	1,778,965

Total assets	$2,376,587	2,293,462

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	July 31,	April 30,
	2014	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$—	—
Current maturities of long-term debt	427	553
Accounts payable	255,767	250,807
Accrued expenses	119,887	111,583
Income taxes payable	19,900	—

Total current liabilities	395,981	362,943

Long-term debt, net of current maturities	853,545	853,642
Deferred income taxes	320,136	317,953
Deferred compensation	16,938	16,558
Other long-term liabilities	19,033	22,500

Total liabilities	1,605,633	1,573,596

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	40,402	33,878
Retained earnings	730,552	685,988

Total shareholders’ equity	770,954	719,866

	$2,376,587	2,293,462

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended July 31,
	2014	2013
Total revenue	$2,291,186	2,114,749
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,917,010	1,769,239

Gross profit	374,176	345,510

Operating expenses	244,318	215,974
Depreciation and amortization	36,249	30,501
Interest, net	10,257	9,456

Income before income taxes	83,352	89,579
Federal and state income taxes	31,062	33,869

Net income	$52,290	55,710

Net income per common share
Basic	$1.35	1.45

Diluted	$1.34	1.43

Basic weighted average shares outstanding	38,616,340	38,393,076
Plus effect of stock compensation	390,121	434,809

Diluted weighted average shares outstanding	39,006,461	38,827,885

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2014	2013
Cash flows from operating activities:
Net income	$52,290	55,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,249	30,501
Other amortization	108	93
Stock-based compensation	1,632	1,044
Loss on disposal of assets and impairment charges	242	916
Deferred income taxes	1,836	3,122
Excess tax benefits related to stock option exercises	(579)	(440)
Changes in assets and liabilities:
Receivables	(4,490)	(5,018)
Inventories	(11,362)	(15,979)
Prepaid expenses	(1,270)	(1,433)
Accounts payable	4,960	19,631
Accrued expenses	7,458	20,005
Income taxes	29,301	30,207
Other, net	(18)	(126)

Net cash provided by operating activities	116,357	138,233

Cash flows from investing activities:
Purchase of property and equipment	(88,789)	(72,456)
Payments for acquisition of businesses, net of cash acquired	(30,774)	(1,669)
Proceeds from sales of property and equipment	557	449

Net cash used in investing activities	(119,006)	(73,676)

Cash flows from financing activities:
Proceeds from long-term debt	—	150,000
Repayments of long-term debt	(223)	(208)
Net repayments of short-term debt	—	(59,100)
Proceeds from exercise of stock options	4,313	900
Payments of cash dividends	(6,914)	(6,913)
Excess tax benefits related to stock option exercises	579	440

Net cash (used in) provided by financing activities	(2,245)	85,119

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2014	2013
Net (decrease) increase in cash and cash equivalents	(4,894)	149,676
Cash and cash equivalents at beginning of the period	121,641	41,271

Cash and cash equivalents at end of the period	$116,747	190,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2014	2013
Cash paid (received) during the period for:
Interest, net of amount capitalized	$3,665	118
Income taxes, net	(106)	540

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of all normal recurring accruals) necessary to present fairly the financial position as of July 31, 2014 and April 30, 2014, and the results of operations for the three months ended July 31, 2014 and 2013, and cash flows for the three months ended July 31, 2014 and 2013.

3. Revenue Recognition

The Company recognizes retail sales of fuel, grocery and general merchandise, prepared food and fountain and commissions on lottery, newspapers, prepaid phone cards, and video rentals at the time of the sale to the customer. Renewable Identification Numbers (RINs) are treated as a reduction in cost of goods sold in the period the Company commits to a price and agrees to sell the RIN. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of goods sold and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold.

4. Long-Term Debt and Fair Value Disclosure

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $894,000 and $841,000, respectively, at July 31, 2014 and April 30, 2014. The Company has an aggregate $100,000 line of credit with no balance owed at July 31, 2014 and April 30, 2014, respectively.

5. Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”).

There are 3,916,668 shares still available for grant at July 31, 2014. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options and restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

On June 7, 2013 and June 19, 2013, restricted stock units with respect to a total of 77,650 shares were granted to certain officers and key employees. These awards were granted at no cost to the grantee. These awards will vest on June 7, 2016.

On September 13, 2013, restricted stock units totaling 14,000 shares were granted to the non-employee members of the Board. This award was granted at no cost to the non-employee members of the Board. This award vested on May 1, 2014.

On June 6, 2014, restricted stock units with respect to a total of 91,000 shares were granted to certain officers and key employees. These awards were granted at no cost to the grantee. The fair value of these awards was $6,584. These awards will vest on June 6, 2017.

At July 31, 2014, options for 645,124 shares (which expire between 2014 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

		Weighted
	Number of	average option
	option shares	exercise price
Outstanding at April 30, 2014	712,024	$36.73
Granted	—	—
Exercised	(66,900)	40.27
Forfeited	—	—

Outstanding at July 31, 2014	645,124	$36.36

At July 31, 2014, all outstanding options had an aggregate intrinsic value of $19,231 and a weighted average remaining contractual life of 5.8 years. The vested options totaled 645,124 shares with a weighted average exercise price of $36.36 per share and a weighted average remaining contractual life of 5.8 years. The aggregate intrinsic value for the vested options as of July 31, 2014, was $19,231. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2014, was $2,018. The fair value of options vested during the quarter ended July 31, 2014 was $6,270.

Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2014	148,546
Granted	91,000
Vested	(38,198)
Forfeited	(6,136)

Unvested at July 31, 2014	195,212

Total compensation costs recorded for the three months ended July 31, 2014 and 2013, respectively, were $1,632 and $1,044 for the stock option and restricted stock unit awards. As of July 31, 2014, there were no unrecognized compensation costs related to the Plan for stock options and $9,312 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2018.

6. Acquisitions

During the first three months of fiscal 2015, the Company acquired 25 stores through one transaction with a third party. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transaction in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,208
Property and equipment	22,075

Total assets	24,283

Liabilities assumed:
Accrued expenses	34

Total liabilities	34

Net tangible assets acquired, net of cash	24,249
Goodwill and other intangible assets	6,525

Total consideration paid, net of cash acquired	$30,774

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of management’s analysis.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transaction referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data)(all acquisitions from the three month period ended July 31, 2014 were completed in May):

	Three months ended July 31,
	2014	2013
Total revenues	$2,291,186	2,210,709
Net earnings	52,290	57,708
Earnings per common share:
Basic	$1.35	1.50
Diluted	$1.34	1.49

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

8. Unrecognized Tax Benefits

The total amount of gross unrecognized tax benefits was $9,244 at April 30, 2014. At July 31, 2014, gross unrecognized tax benefits were $9,759. If this unrecognized tax benefit were ultimately recognized, $6,466 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $183 at July 31, 2014, and $402 at April 30, 2014. Net interest and penalties included in income tax expense for the three months ended July 31, 2014, was a net benefit of $219 and an expense of $94 for the same period of 2013.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $2,549 within the next 12 months. The expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filing positions.

The federal statute of limitation remains open for the tax years 2010 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to provide guidance on the presentation of unrecognized tax benefits. The pronouncement requires unrecognized tax benefits to be offset on the balance sheet by any same-jurisdiction net operating loss or tax credit carryforward that would be used to settle the position with a tax authority. The pronouncement was adopted by the Company effective May 1, 2014. The adoption did not have a material impact on our financial statements.

9. Segment Reporting

As of July 31, 2014 we operated 1,837 stores in fourteen states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

10. Subsequent Events

Events that have occurred subsequent to July 31, 2014 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores primarily under the name “Casey’s General Store” (hereinafter collectively referred to as “Casey’s Store” or “Stores”) in fourteen Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates one stand-alone pizza delivery and carry-out store and one store selling primarily tobacco products. On July 31, 2014, there were a total of 1,837 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.

Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 17% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At July 31, 2014, the Company owned the land at 1,832 locations and the buildings at 1,820 locations, and leased the land at five locations and the buildings at 17 locations.

The Company reported diluted earnings per common share of $1.34 for the first quarter of fiscal 2015. For the same quarter a year-ago, diluted earnings per common share were $1.43.

During the first fiscal quarter, the Company completed seven new-store constructions, opened four replacement stores, acquired 25 stores, and closed three stores. The annual goal is to build or acquire 72 to 108 stores and replace 25 existing locations.

The first quarter results reflected a 3.0% increase in same-store fuel gallons sold, with an average margin of 19.6 cents per gallon, primarily driven by the continuing benefit of our fuel saver program and $5,738 of renewable fuel credits. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same-store sales of grocery and other merchandise increased 7.7% and prepared foods and fountain increased 11.1% during the first quarter. Operating expenses increased 13.1% in the quarter primarily due to 88 more stores in operation compared to the same period a year ago, and the expansion of our operating initiatives in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).

Three Months Ended July 31, 2014 Compared to

Three Months Ended July 31, 2013

(Dollars and Amounts in Thousands)

Three months ended 7/31/14	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,607,126	478,586	194,610	10,864	2,291,186
Gross profit	91,134	155,683	116,511	10,848	374,176
Margin	5.7%	32.5%	59.9%	99.9%	16.3%
Fuel gallons	464,214

Three months ended 7/31/13	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,514,874	423,585	166,248	10,042	2,114,749
Gross profit	94,316	138,412	102,754	10,028	345,510
Margin	6.2%	32.7%	61.8%	99.9%	16.3%
Fuel gallons	426,549

Total revenue for the first quarter of fiscal 2015 increased by $176,437 (8.3%) over the comparable period in fiscal 2014. Retail fuel sales increased by $92,252 (6.1%) as the number of gallons sold increased by 37,665 (8.8% or $130,398) while the average retail price per gallon decreased 2.5% (amounting to a $38,146 decrease). During this same period, retail sales of grocery and general merchandise increased by $55,001 (13.0%), primarily due to a $22,807 increase from stores that were built or acquired after April 30, 2013, and a $10,665 increase from the expansion of our operating initiatives in our stores. Prepared food and fountain sales also increased by $28,362 (17.1%), due primarily to an $8,719 increase from stores that were built or acquired after April 30, 2013, and a $6,462 increase from the expansion of our operating initiatives in our stores.

The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, car wash, video rental revenues and automated teller machine (ATM) commissions received. These revenues increased $822 (8.2%) for the first quarter of fiscal 2015 primarily due to the increases in prepaid phone card sales, car wash revenues, and ATM commissions from the comparable period in the prior year.

Total gross profit margin was 16.3% for the first quarter of fiscal 2015, compared to 16.3% for the comparable period in the prior year. The gross profit margin on retail fuel sales decreased (to 5.7%) during the first quarter of fiscal 2015 from the first quarter of the prior year (6.2%). The gross profit margin per gallon also decreased (to $.1963) in the first quarter of fiscal 2015 from the comparable period in the prior year ($.2211) primarily due to the decrease of the renewable fuel credits sold this quarter ($5,738) compared to the comparable quarter in the prior year ($12,942). The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.5%) from the comparable period in the prior year (32.7%), primarily due to margin pressure on cigarettes. The prepared food margin also decreased (to 59.9%) from the comparable period in the prior year (61.8%) primarily due to higher input costs of cheese, meat, and supplies.

Operating expenses increased 13.1% ($28,344) in the first quarter of fiscal 2015 from the comparable period in the prior year primarily due to an $11,716 increase from stores that were built or acquired after April 30, 2013 and a $5,399 increase from the expansion of our operating initiatives in our stores. Operating expenses as a percentage of total revenue were 10.7% for the first quarter of fiscal 2015 compared to 10.2% for the comparable period in the prior year. The store level operating expenses for open stores not impacted by the initiatives were up approximately 5.0% for the quarter.

Depreciation and amortization expense increased 18.8% to $36,249 in the first quarter of fiscal 2015 from $30,501 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate decreased 50 basis points to 37.3% in the first quarter of fiscal year 2015 from 37.8% in the first quarter of fiscal year 2014. The decrease in the effective tax rate was due to a decline in unrecognized tax benefits from prior period.

Net income decreased by $3,420 (6.1%). The decrease in net income was attributable primarily to the decrease in renewable fuel credits sold and higher input costs in prepared foods category. However, this was partially offset by increases in same-store sales and having 88 more stores in operation compared to prior year.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2014 and 2013:

	Three months ended
	July 31, 2014	July 31, 2013
Net income	$52,290	55,710
Interest, net	10,257	9,456
Depreciation and amortization	36,249	30,501
Federal and state income taxes	31,062	33,869

EBITDA	$129,858	129,536
Loss on disposal of assets and impairment charges	242	916

Adjusted EBITDA	$130,100	130,452

For the three months ended July 31, 2014, EBITDA and Adjusted EBITDA were effectively flat with prior year. The primary reasons for this were the decrease in renewable fuel credits sold and higher input costs in prepared foods, offset by a higher store count, same-store sales increases, and higher depreciation.

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

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of July 31, 2014, there was $126,931 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $132 and $686 during the three months ended July 31, 2014 and 2013, respectively. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2014, the Company’s ratio of current assets to current liabilities was .96 to 1. The ratio at July 31, 2013 and April 30, 2014 was 1.10 to 1 and 1.04 to 1 respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations decreased $21,876 (15.8%) in the three months ended July 31, 2014 from the comparable period in the prior year, primarily as a result of a reduced net income, and smaller increases in accounts payable and accrued expenses. This was partially offset by a larger increase in depreciation and amortization. Cash used in investing in the three months ended July 31, 2014 increased due to the increase in the store acquisition activity. Cash flows from financing showed a net usage for the period ended July 31, 2014 as compared to a larger net inflow in the prior period, primarily due to the proceeds from long-term debt in the prior period.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2015, the Company expended $119,563 primarily for property and equipment, resulting from the construction and remodeling of stores, compared to $74,125 for the comparable period in the prior year. The Company anticipates expending between $360,000 and $410,000 in fiscal 2015 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of July 31, 2014, the Company had long-term debt, net of current maturities, of $853,545 consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $75,000 in principal amount of 5.72% Senior Notes, Series A and B, and $9,545 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2014:

Competition. The Company’s business is highly competitive, and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in stores. Many of the food (including prepared foods) and non-food items similar or identical to those sold by the Company are generally available from a variety of competitors in the communities served by stores, and the Company competes with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants and “fast-food” outlets (with respect to the sale of prepared foods). Sales of such non-fuel items (particularly prepared food items) have contributed substantially to the Company’s gross profits from retail sales in recent years. Fuel sales are also intensely competitive. The Company competes with both independent and national brand gasoline stations in the sale of fuel, other convenience store chains and several non-traditional fuel retailers such as supermarkets in specific markets. Some of these other fuel retailers may have access to more favorable arrangements for fuel supply then do the Company or the firms that supply its stores. Some of the Company’s competitors have greater financial, marketing and other resources than the Company, and, as a result, may be able to respond better to changes in the economy and new opportunities within the industry.

Fuel operations. Fuel sales are an important part of the Company’s sales and earnings, and retail fuel profit margins have a substantial impact on the Company’s net earnings. Profit margins on fuel sales can be adversely affected by factors beyond the control of the Company, including the supply of fuel available in the retail fuel market, uncertainty or volatility in the wholesale fuel market, increases in wholesale fuel costs generally during a period and price competition from other fuel marketers. The market for crude oil and domestic wholesale petroleum products is marked by significant volatility, and is affected by general political conditions and instability in oil producing regions such as the Middle East and South America. The volatility of the wholesale fuel market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on the Company’s operating results and financial conditions. These factors could materially impact the Company’s fuel gallon volume, fuel gross profit and overall customer traffic levels at stores. Any substantial decrease in profit margins on fuel sales or in the number of gallons sold by stores could have a material adverse effect on the Company’s earnings.

The Company purchases its fuel from a variety of independent national and regional petroleum distributors. Although in recent years the Company’s suppliers have not experienced any difficulties in obtaining sufficient amounts of fuel to meet the Company’s needs, unanticipated national and international events could result in a reduction of fuel supplies available for distribution to the Company. Any substantial curtailment in fuel supplied to the Company could adversely affect the Company by reducing its fuel sales. Further, management believes that a significant amount of the Company’s business results from the patronage of customers primarily desiring to purchase fuel and, accordingly, reduced fuel supplies could adversely affect the sale of non-fuel items. Such factors could have a material adverse impact upon the Company’s earnings and operations.

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,159 USTs, of which 3,259 are fiberglass and 900 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In each of the years ended April 30, 2014 and 2013, the Company spent approximately $1,224 and $899, respectively, for assessments and remediation. During the three months ended July 31, 2014, the Company expended approximately $430 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2014, approximately $17,118 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2014 of approximately $330 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2014 would have no material effect on pretax earnings.

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

Item 1A.	Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2014 Annual Report on Form 10-K.

Item 6.	Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010, and the Current Report on Form 8-K filed May 20, 2011).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Reports on Form 8-K filed May 20, 2011, and August 2, 2011, and the Current Report on 8-K filed on June 22, 2012).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010).

4.10	Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference from the Current Reports on Form 8-K filed June 18, 2013, and December 18, 2013)

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2014).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 8, 2014	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document