Form 10-K/A
period 2014-04-30
CASEYS GENERAL STORES INC
filed 2014-12-10
CIK 726958

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission not later than 120 days after April 30, 2014.

EXPLANATORY NOTE

Casey’s General Stores, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended April 30, 2014, originally filed with the Securities and Exchange Commission (SEC) on June 27, 2014 (the “Original Filing”), to make the following changes:

1.	To amend Item 1A. Risk Factors to add an additional risk factor regarding the potential adverse impact the material weakness could have on our timely reporting of financial results, investor confidence, and stock price.

2.	To amend Item 8. Financial Statements, Report of Independent Registered Public Accounting Firm, in relation to the independent registered public accounting firm’s report on our internal control over financial reporting; and

3.	To make revisions for immaterial errors in the consolidated financial statements for the three-year period ended April 30, 2014 previously issued in the Original Filing in Item 1. Business, Item 6. Selected Financial Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

4.	To amend Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting;

In the second quarter of fiscal year 2015, through a routine Internal Revenue Service (IRS) examination, management became aware that an inadvertent accounting and reporting error occurred during the fiscal years 2012, 2013, and 2014 and the first quarter of fiscal year 2015. A control deficiency was identified with regards to the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense. The internal controls in place during this time were not responsive to changes in circumstances. While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended April 30, 2014, or unaudited condensed consolidated financial statements for the first fiscal quarter of fiscal year 2015, it did represent a material weakness as of April 30, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors is being recognized in revisions to our consolidated financial statements for the fiscal year ended April 30, 2014 in this Amendment No. 1 and in revisions to the unaudited condensed consolidated financial statements for the fiscal quarter ended July 31, 2014, included on Form 10-Q/A dated December 9, 2014 to be filed concurrently with this Form 10K/A.

Pursuant to Rule 12b-15 under the Securities Exchange act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Rules 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and refiled as of the date of this Amendment No. 1. As a result, the Exhibit Index in Part IV; Item 15 of the Annual Report is also being amended to reflect the inclusion of the aforementioned updates.

Accordingly, we hereby amend Items 1, 1A, 6, 7, 8, 9A, and 15 in the Original Filing. Except as described in this Explanatory Note, the Original Filing is unchanged. In particular, except for the events described above, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and has not been updated, amended, or supplemented to give effect to any subsequent events. Accordingly, forward-looking statements included in this Amendment No. 1 represent management’s views as of the date the Original Filing was filed and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Original Filing, and any of Company’s other filings with the SEC subsequent to the Original Filing, together with any amendments to those filings.

FORM 10-K/A

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

Fuel Operations

Fuel sales are an important part of our revenue and earnings. Approximately 71% of Casey’s total revenue for the year ended April 30, 2014 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the three fiscal years ended April 30, 2014:

	Year ended April 30,
	2014	2013	2012
Number of gallons sold	1,665,600	1,535,140	1,476,154
Total retail fuel sales	$5,554,580	$5,229,157	$5,092,311
Percentage of total revenue	70.8%	72.1%	72.9%
Gross profit percentage** (excluding credit card fees)	4.8%	4.2%	4.4%
Average retail price per gallon	$3.33	$3.41	$3.45
Average gross profit margin per gallon** (excluding credit card fees)	16.08 ¢	14.42 ¢	15.11 ¢
Average number of gallons sold per store*	932	883	870

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
**	Due to the immaterial error discussed in this Amendment No. 1, the numbers for Gross profit percentage and Average gross profit margin per gallon have been revised. On average, the revision reduced Average gross profit margin per gallon by seven-tenths of one cent ($0.007).

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

Competition

Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey’s General Stores. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores, similar retail outlets, and, to a lesser extent, prepared food outlets, restaurants, and expanded fuel stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, expanded fuel stations, supermarkets, discount food stores, and traditional convenience stores. Convenience store chains competing in the larger towns served by Casey’s General Stores include Quik Trip, Kwik Trip, and regional chains. Some of the Company’s competitors have greater financial and other resources than we do. These competitive factors are discussed further in Item 7 of this Form 10-K/A.

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

Additional control deficiencies could prevent us from accurately and timely reporting our financial results.

As previously disclosed, management of the Company, in consultation with the Audit Committee, has identified a material weakness in its internal control over financial reporting concerning the review of quarterly federal excise tax returns filed with the IRS relating to the Company’s ethanol blending activities when the tax regulations changed. The Company has completed or is in the process of completing steps, and plans to take additional steps, to remediate the underlying causes of the material weakness and ineffective disclosure controls and procedures, and to further strengthen its internal controls. For further information on the material weakness and our remediation efforts, see Item 9A herein.

Our internal control over financial reporting constitutes a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We have in the past and may in the future identify deficiencies in our internal control over financial reporting, including significant deficiencies and material weaknesses. Failure to identify and remediate additional deficiencies in our internal control over financial reporting in a timely manner could prevent us from accurately and timely reporting our financial results, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

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

The information required to be set forth under this heading is incorporated by reference from Note 11, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

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

Common Stock Market Prices

Calendar 2012	High	Low	Calendar 2013	High	Low	Calendar 2014	High	Low
Q1	$56.44	$49.52	Q1	$59.00	$51.45	Q1	$70.95	$64.84
Q2	$60.60	$51.81	Q2	$63.89	$52.84
Q3	$63.00	$55.20	Q3	$74.08	$60.47
Q4	$57.66	$46.15	Q4	$77.58	$67.80

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

The cash dividends declared during the calendar years 2012-14 were as follows:

Calendar 2012	Cash dividend declared	Calendar 2013	Cash dividend declared	Calendar 2014	Cash dividend declared
Q1	$0.15	Q1	$0.165	Q1	$0.18
Q2	0.165	Q2	0.18	Q2	0.20
Q3	0.165	Q3	0.18
Q4	0.165	Q4	0.18

	0.645		0.705

ITEM 6.	SELECTED FINANCIAL DATA*

(In thousands, except per share amounts)

Statement of Income Data*

	Years ended April 30,
	2014	2013	2012	2011	2010
Total revenue	$7,840,255	$7,250,840	$6,987,804	$5,635,240	$4,637,087
Cost of goods sold	6,618,239	6,179,771	5,987,659	4,754,173	3,844,735

Gross profit	1,222,016	1,071,069	1,000,145	881,067	792,352

Operating expenses	857,297	760,365	688,431	607,628	526,291
Depreciation and amortization	131,160	111,823	96,552	82,355	73,546
Interest, net	39,915	35,265	35,192	28,497	10,933
Loss on early retirement of debt	—	—	—	11,350	—

Income before income taxes	193,644	163,616	179,970	151,237	181,582
Federal and state income taxes	66,824	59,802	65,276	56,614	64,620

Net income	$126,820	$103,814	$114,694	$94,623	$116,962

Basic earnings per common share	$3.30	$2.71	$3.01	$2.24	$2.30

Diluted earnings per common share	$3.26	$2.69	$2.99	$2.22	$2.29

Weighted average number of common shares outstanding—basic	38,458	38,297	38,068	42,285	50,899
Weighted average number of common shares outstanding—diluted	38,868	38,620	38,392	42,567	51,053
Dividends paid per common share	$.72	$0.66	$0.60	$0.505	$0.34

Balance Sheet Data

	As of April 30,
	2014	2013	2012	2011	2010
Current assets	$389,558	$278,967	$280,726	$293,887	$310,085
Total assets	2,304,876	1,990,168	1,776,263	1,610,955	1,388,775
Current liabilities	390,889	412,806	310,186	294,500	240,886
Long-term debt, net of current maturities	853,642	653,081	667,930	678,680	154,754
Shareholders’ equity	703,264	593,387	503,944	403,896	824,319

*	Due to the immaterial error discussed in this Amendment No. 1, the Statement of Income Data and Balance Sheet Data have been revised. See Note 2 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars and gallons in thousands, except per share amounts)

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the Explanatory Note to this Amendment No. 1 to the Original Filing and in conjunction with selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K/A and presented in the Original Filing.

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

During the fourth quarter of fiscal 2014, the Company earned $.54 in diluted earnings per share compared to $.56 per share for the same quarter a year ago. Fiscal 2014 diluted earnings per share were $3.26 versus $2.69 for the prior year. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of fuel and certain convenience items such as beer and soft drinks.

During the 2014 fiscal year, we acquired and opened 25 convenience stores from other parties and completed 44 new store constructions. In addition to this activity, the Company also replaced 20 stores and closed 12 stores during the year.

The fourth quarter results reflected a 1.8% increase in same-store fuel gallons sold, with an average margin of approximately 13.1 cents per gallon. The Company’s fourth quarter fuel margin was helped by our ability to sell approximately 12.1 million renewable fuel credits for $5,700. For the fiscal year, same-store gallons increased 3.1% with an average margin of 16.1 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

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

Total gross profit margin was 15.6% for fiscal 2014 compared with 14.8% for the prior year. The fuel margin increased to 4.8% in fiscal 2014 from 4.2% in fiscal 2013 primarily due to the increase in the value of the renewable fuel credits sold. The grocery & other merchandise margin decreased to 32.1% in fiscal 2014 from 32.6% in fiscal 2013 primarily due to the cigarette retail price adjustments made during last fiscal year. The prepared food & fountain margin decreased to 61.1% from 61.8% primarily due to the higher costs of cheese and meat during fiscal 2014.

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

The effective tax rate decreased 210 basis points to 34.5% in fiscal 2014 from 36.6% in fiscal 2013. The decrease in the effective tax rate was primarily due to out of period adjustments to correct accumulated variances in deferred taxes ($2,760).

Net income increased to $126,820 in fiscal 2014 from $103,814 in fiscal 2013. The increase was due primarily to the increase in inside sales, the increase in the number of fuel gallons sold and the increase in the fuel gross profit margin due to the increase of the renewable fuel credits sold. However, this was partially offset by the decreases in gross profit margins from inside sales, an increase in the operating expenses, and an increase in depreciation and amortization.

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

Total gross profit margin was 14.8% for fiscal 2013 compared with 14.3% for the prior year. The fuel margin decreased slightly to 4.2% in fiscal 2013 from 4.4% in fiscal 2012 primarily due to the impact of the removal of ethanol blending credits the Company was receiving (approximately $18,000) offset by increases in renewable fuel credits sold (approximately $5,000). The grocery & other merchandise margin increased slightly to 32.6% in fiscal 2013 from 32.5% in fiscal 2012. The prepared food & fountain margin increased to 61.8% from 60.7% primarily due to the lower commodity costs during fiscal 2013.

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

The effective tax rate increased 30 basis points to 36.6% in fiscal 2013 from 36.3% in fiscal 2012. The increase in the effective tax rate was primarily due to lower federal tax credits for the current year.

Net income decreased to $103,814 in fiscal 2013 from $114,694 in fiscal 2012. The decrease was due primarily to the increase in the operating expenses and an increase in depreciation and amortization expenses. However, this was partially offset by an increase in inside sales and an increase in the number of fuel gallons sold.

COMPANY TOTAL REVENUE AND GROSS PROFIT BY CATEGORY (1)

	Years ended April 30,
	2014	2013	2012
Total revenue by category
Fuel	$5,554,580	$5,229,157	$5,092,311
Grocery & other merchandise	1,583,234	1,418,711	1,364,995
Prepared food & fountain	659,176	564,924	499,712
Other	43,265	38,048	30,786

	$7,840,255	$7,250,840	$6,987,804

Gross profit by category (2)
Fuel	$267,872	$221,422	$223,014
Grocery & other merchandise	507,936	462,663	443,245
Prepared food & fountain	402,996	348,993	303,159
Other	43,212	37,991	30,727

	$1,222,016	$1,071,069	$1,000,145

INDIVIDUAL STORE COMPARISONS (3)

	Years ended April 30,
	2014	2013	2012
Average retail sales	$4,376	$4,159	$4,117
Average retail inside sales	1,270	1,152	1,117
Average gross profit on inside items	512	467	448
Average retail sales of fuel	3,105	3,007	3,000
Average gross profit on fuel (4)	151	127	132
Average operating income (5)	199	174	189
Average number of gallons sold	932	883	870

(1)	Due to the immaterial error discussed in this Amendment No. 1, the numbers for Gross profit for fuel and Gross profit total, as well as Average gross profit on fuel and Average operating income have been revised.
(2)	Gross profits represent total revenue less cost of goods sold. Gross profit is given before charges for depreciation, amortization, and credit card fees. Cost of goods sold includes the costs we incur to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and renewable fuel credits (RINs).
(3)	Individual store comparisons include only those stores that had been in operation for at least one full year and remained open on April 30 of the fiscal year indicated.
(4)	Retail fuel profit margins have a substantial impact on our net income. Profit margins on fuel sales can be adversely affected by factors beyond our control, including oversupply in the retail fuel market, uncertainty or volatility in the wholesale fuel market, and price competition from other fuel marketers. Any substantial decrease in profit margins on retail fuel sales or the number of gallons sold could have a material adverse effect on our earnings.
(5)	Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, Company operating expenses not attributable to a particular store, and our matching contribution paid to the 401(k) Plan.

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	2014	2013	2012
Fuel gallons (1)	3.1%	0.1%	-1.5%
Grocery & other merchandise (2)	7.4	0.8	6.7
Prepared food & fountain (3)	11.8	8.6	14.3%

(1)	The 3.1% growth in the fuel gallons in 2014 as compared to 2013 was due primarily to the growth in the fuel saver program.
(2)	The increase in same store grocery and other merchandise in 2014 is due primarily to the continued rollout of store initiatives, expanded hours and major store remodels. In comparing grocery and other merchandise same store sales growth from 2013 to 2012, the primary reason for the 5.9% decrease was due to a challenging cigarette environment driven by updates to vendor pricing programs and an increase in certain state excise taxes.
(3)	The increase in same store prepared food and fountain in 2014 compared to 2013 is due primarily to the continued rollout of the expanded hour, pizza delivery and major store remodel initiatives. In comparing prepared food and fountain from 2013 to 2012, the primary reason for the decrease of 5.7% relates to challenging weather conditions in multiple quarters of 2013 as compared to 2012.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2014 and 2013, respectively (1):

	Three months ended		Years ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Net income	$20,932	21,604	126,820	103,814
Interest, net	10,320	8,836	39,915	35,265
Depreciation and amortization	35,556	29,910	131,160	111,823
Federal and state income taxes	6,689	12,262	66,824	59,802

EBITDA	$73,497	72,612	364,719	310,704
(Gain) loss on disposal of assets and impairment charges	(34)	516	2,846	4,788

Adjusted EBITDA	$73,463	73,128	367,565	315,492

(1)	Due to the immaterial error discussed in this Amendment No. 1, these numbers have been revised from the Original Filing.

For the three months ended April 30, 2014, EBITDA and Adjusted EBITDA were up 1.2% and .5% respectively, when compared to the same period a year ago. The increase was due to operating 59 more stores than the same period a year ago, the results from the implementation of expanded hours, major remodels and pizza delivery, as well as operating more replacement stores. These gains were offset by a reduction in fuel margin compared to the fourth quarter a year ago. For the year ended, April 30, 2014, EBITDA and Adjusted EBITDA were up 17.4% and 16.5% respectively. The primary reason for the increase was attributable to a higher fuel margin from an increase in renewable fuel credit sales, operating 59 more stores than the same period a year ago, the results from the implementation of expanded hours, major remodels and pizza delivery, as well as operating more replacement stores.

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

Liquidity and Capital Resources

Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2014, the Company’s ratio of current assets to current liabilities was 1 to 1. The ratio at April 30, 2013 and at April 30, 2012 was .68 to 1 and .91 to 1 respectively. We believe our current bank line of credit and the cash flow from operations will be sufficient to satisfy the working capital needs of our business.

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

The table below presents our significant contractual obligations, including interest, at April 30, 2014:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,129,530	41,372	111,456	108,025	868,677
Capital lease obligations	17,471	1,078	1,772	1,746	12,875
Operating lease obligations	3,227	872	1,177	917	261
Unrecognized tax benefits	9,244	—	—	—	—
Deferred compensation	16,558	—	—	—	—

Total	$1,176,030	43,322	114,405	110,688	881,813

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

Forward-looking Statements

This Form 10-K/A contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends, and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words believe, expect, anticipate, intend, estimate, project and similar expressions are intended to identify forward-looking statements. We caution you that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitations the factors described in this Form 10-K/A.

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

Please see Item 1A. of this Form 10-K/A, entitled “Risk Factors,” for further information on these and other factors that may affect our business and financial results.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the lack of review and approval of the federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense has been identified and included in management’s assessment.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after April 30, 2014, relative to the aforementioned material weakness in internal control over financial reporting.

As discussed in Note 2 Correction of Immaterial Errors to the consolidated financial statements, the consolidated financial statements have been revised to correct an immaterial misstatement.

/s/ KPMG LLP

Des Moines, Iowa

June 27, 2014, except as to note 2 and the restatement of the effectiveness of internal control over financial reporting for the material weakness which are as of December 9, 2014

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$121,641	$41,271
Receivables	25,841	20,900
Inventories	204,833	189,514
Prepaid expenses	1,478	1,396
Deferred income taxes	23,292	16,066
Income taxes receivable	12,473	9,820

Total current assets	389,558	278,967

Property and equipment, at cost
Land	490,005	431,523
Buildings and leasehold improvements	1,004,263	904,732
Machinery and equipment	1,330,697	1,182,470
Leasehold interest in property and equipment	16,278	15,486

	2,841,243	2,534,211
Less accumulated depreciation and amortization	1,062,278	952,286

Net property and equipment	1,778,965	1,581,925

Other assets, net of amortization	15,947	14,485
Goodwill	120,406	114,791

Total assets	$2,304,876	$1,990,168

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable to bank	$—	$59,100
Current maturities of long-term debt	553	15,810
Accounts payable	250,807	232,913
Accrued expenses
Wages and related taxes	27,411	16,221
Property taxes	22,572	20,229
Insurance	28,429	24,039
Other	61,117	44,494

Total current liabilities	390,889	412,806

Long-term debt, net of current maturities	853,642	653,081
Deferred income taxes	318,023	293,708
Deferred compensation	16,558	15,787
Other long-term liabilities	22,500	21,399

Total liabilities	1,601,612	1,396,781

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 38,507,387 and 38,352,509 shares issued and outstanding at April 30, 2014 and 2013, respectively	33,878	23,119
Retained earnings	669,386	570,268

Total shareholders’ equity	703,264	593,387

Total liabilities and shareholders’ equity	$2,304,876	$1,990,168

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended April 30,
	2014	2013	2012
Total revenue	$7,840,255	$7,250,840	$6,987,804
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	6,618,239	6,179,771	5,987,659

Gross profit	1,222,016	1,071,069	1,000,145
Operating expenses	857,297	760,365	688,431
Depreciation and amortization	131,160	111,823	96,552
Interest, net	39,915	35,265	35,192

Income before income taxes	193,644	163,616	179,970
Federal and state income taxes	66,824	59,802	65,276

Net income	$126,820	$103,814	$114,694

Net income per common share
Basic	$3.30	$2.71	$3.01

Diluted	$3.26	$2.69	$2.99

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share and share amounts)

	Common stock	Retained earnings	Total
Balance at April 30, 2011	$3,996	$399,900	$403,896
Net income	—	114,694	114,694
Dividends declared (60 cents per share)	—	(22,849)	(22,849)
Proceeds from exercise of stock options (159,600 shares)	3,249	—	3,249
Tax benefits related to nonqualified stock options	1,162	—	1,162
Stock based compensation	3,792	—	3,792

Balance at April 30, 2012	$12,199	$491,745	$503,944
Net income	—	103,814	103,814
Dividends declared (66 cents per share)	—	(25,291)	(25,291)
Proceeds from exercise of stock options (198,200 shares)	4,721	—	4,721
Tax benefits related to nonqualified stock options	1,929	—	1,929
Stock based compensation	4,270	—	4,270

Balance at April 30, 2013	$23,119	$570,268	$593,387
Net income	—	126,820	126,820
Dividends declared (72 cents per share)	—	(27,702)	(27,702)
Proceeds from exercise of stock options (140,785 shares)	3,368	—	3,368
Tax benefits related to nonqualified stock options	1,791	—	1,791
Stock based compensation	5,600	—	5,600

Balance at April 30, 2014	$33,878	$669,386	$703,264

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2014	2013	2012
Cash flows from operating activities
Net income	$126,820	$103,814	$114,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,160	111,823	96,552
Other amortization	297	195	347
Stock-based compensation	5,600	4,270	3,792
Loss on disposal of assets and impairment charges	2,846	4,788	1,428
Deferred income taxes	17,089	31,828	53,141
Excess tax benefits related to stock option exercises	(1,791)	(1,929)	(1,162)
Changes in assets and liabilities:
Receivables	(4,941)	800	(1,546)
Inventories	(13,696)	(16,222)	(8,647)
Prepaid expenses	(82)	(98)	(118)
Accounts payable	17,894	21,748	(4,510)
Accrued expenses	33,818	15,783	10,944
Income taxes receivable	(441)	9,969	29,508
Other, net	(413)	(441)	456

Net cash provided by operating activities	314,160	286,328	294,879
Cash flows from investing activities
Purchase of property and equipment	(308,633)	(305,301)	(240,874)
Payments for acquisitions of businesses, net of cash acquired	(31,584)	(29,527)	(39,444)
Proceeds from sales of property and equipment	3,328	3,544	2,196

Net cash used in investing activities	(336,889)	(331,284)	(278,122)
Cash flows from financing activities
Proceeds from long-term debt	200,000	—	—
Repayments of long-term debt	(15,865)	(10,757)	(1,372)
Net (repayments) borrowings of short-term debt	(59,100)	59,100	(600)
Proceeds from exercise of stock options	3,368	4,721	3,249
Payments of cash dividends	(27,095)	(24,685)	(22,849)
Excess tax benefits related to stock option exercises	1,791	1,929	1,162

Net cash provided by (used in) financing activities	103,099	30,308	(20,410)

Net increase (decrease) in cash and cash equivalents	80,370	(14,648)	(3,653)
Cash and cash equivalents at beginning of year	41,271	55,919	59,572

Cash and cash equivalents at end of year	$121,641	$41,271	$55,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid (received) during the year for Interest, net of amount capitalized	$36,923	$35,226	$35,403
Income taxes	50,031	17,973	(17,973)
Noncash investing and financing activities
Property and equipment acquired through notes payable and capitalized lease obligations	1,169	981	191

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

The excess of current cost over the stated LIFO value was $48,777 and $44,792 at April 30, 2014 and 2013, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Fuel	$95,004	$87,262
Merchandise	109,829	102,252

Total inventory	$204,833	$189,514

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

2. CORRECTION OF IMMATERIAL ERRORS

Subsequent to the year ended April 30, 2014, through a routine IRS examination, the Company identified errors in excise taxes owed on ethanol gallon purchases, that resulted in an understatement of accrued expenses at April 30, 2014 and 2013 and cost of goods sold for the fiscal years ended 2014, 2013 and 2012. The excise tax liability is subject to interest charges and is deductible for income tax purposes. In accordance with the SEC’s Staff Accounting Bulletin

(SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Consolidated Statements of Income, Balance Sheets, Shareholders Equity and Cash Flows, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the Company’s historical financial statements. Consequently, the Company has revised its historical financial statements for the fiscal year ended April 30, 2014 as noted in the tables below.

Statement of Income Data

	Year ended April 30,
	2014		2013		2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Cost of goods sold	$6,605,996	$6,618,239	$6,168,475	$6,179,771	$5,984,114	$5,987,659
Interest, net	39,270	39,915	35,048	35,265	35,192	35,192
Federal and state income taxes	72,018	66,824	64,504	59,802	66,724	65,276
Net income	134,514	126,820	110,625	103,814	116,791	114,694
Net income per common share
Basic	$3.50	$3.30	$2.89	$2.71	$3.07	$3.01
Diluted	$3.46	$3.26	$2.86	$2.69	$3.04	$2.99

Balance Sheet Data

	As of April 30,
	2014		2013
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Deferred income taxes (asset)	$11,878	$23,292	$9,916	$16,066
Accrued expenses other	33,171	61,117	29,436	44,494
Deferred income taxes (liability)	317,953	318,023	293,708	293,708
Retained earnings	685,988	669,386	579,176	570,268
Total shareholders’ equity	719,866	703,264	602,295	593,387

Statement of Cash Flow Data

	Years ended April 30,
	2014		2013		2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Net income	$134,514	$126,820	$110,625	$103,814	$116,791	$114,694
Deferred income taxes	22,283	17,089	36,530	31,828	54,589	53,141
Accrued expenses	20,930	33,818	4,270	15,783	7,399	10,944

In addition, the quarterly condensed consolidated financial statements have been revised as set forth below:

Statement of Income Data (unaudited)

	Three months ended 7/31/13		Three months ended 10/31/13		Six months ended 10/31/13
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Cost of goods sold	$1,769,239	1,772,328	$1,693,584	1,696,600	$3,462,823	3,468,928
Interest, net	9,456	9,576	9,748	9,896	19,204	19,472
Federal and state income taxes	33,869	32,575	22,289	21,014	56,158	53,589
Net income	55,710	53,795	41,319	39,430	97,029	93,225
Net income per
Basic	$1.45	1.40	$1.07	1.03	$2.53	2.43
Diluted	$1.43	1.39	$1.06	1.01	$2.50	2.40

Statement of Income Data (unaudited) cont.

	Three months ended 1/31/14		Nine months ended 1/31/14
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Cost of goods sold	$1,510,182	1,513,365	$4,973,005	4,982,293
Interest, net	9,947	10,123	29,151	29,595
Federal and state income taxes	7,899	6,556	64,057	60,145
Net income	14,669	12,653	111,698	105,878
Net income per
Basic	$0.38	0.33	$2.91	2.76
Diluted	$0.38	0.33	$2.87	2.73

Statement of Cash Flow Data (unaudited)

	Three months ended 7/31/13		Six months ended 10/31/13		Nine months ended 1/31/14
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Net income	$55,710	53,795	$97,029	93,225	$111,698	105,878
Deferred income taxes	3,122	1,828	11,202	8,633	14,030	10,118
Accrued expenses	20,005	23,214	12,904	19,277	18,933	28,665

In addition, the following notes to the condensed consolidated financial statements have been affected by the revisions for the correction of these immaterial errors: Footnotes 3, 6, 7 and 13.

3. ACQUISITIONS

Due to the immaterial error discussed in this Amendment No. 1, amounts in this footnote have been revised. For further discussion of the revision, see footnote 2, Correction of Immaterial Errors.

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

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$1,622
Property and equipment	24,469

Total assets	26,091

Liabilities assumed:
Accrued expenses	122

Total liabilities	122

Net tangible assets acquired	25,969
Goodwill	5,615

Total consideration paid	$31,584

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2014	2013
Total revenue	$7,885,634	$7,362,816
Net income	$127,615	$105,699
Net income per common share
Basic	$3.32	$2.76
Diluted	$3.28	$2.73

4. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

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

The Company’s long-term debt at carrying amount by issuance is as follows:

	As of April 30,
	2014	2013
Capitalized lease obligations discounted at 5.22% to 7.09% due in various monthly installments through 2048 (Note 8)	$10,195	9,891
5.72% Senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	75,000	90,000
5.22% Senior notes due August 9, 2020	569,000	569,000
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000	—
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	—

	854,195	668,891
Less current maturities	553	15,810

	$853,642	653,081

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

The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2014, the Company was in compliance with all such covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2014 and thereafter:

Years ended April 30,	Capital Leases	Senior Notes	Total
2015	$553	—	553
2016	398	15,000	15,398
2017	375	15,000	15,375
2018	396	15,000	15,396
2019	417	15,000	15,417
Thereafter	8,056	784,000	792,056

	$10,195	844,000	$854,195

5. PREFERRED AND COMMON STOCK

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

Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2011	775,109	$23.38
Granted	441,000	44.39
Exercised	(159,600)	20.36
Forfeited	(3,000)	36.19

Outstanding at April 30, 2012	1,053,509	$32.59
Granted	—	—
Exercised	(198,200)	23.82
Forfeited	(500)	14.08

Outstanding at April 30, 2013	854,809	$34.64
Granted	—	—
Exercised	(140,785)	23.93
Forfeited	(2,000)	44.39

Outstanding at April 30, 2014	712,024	$36.73

Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2011	14,000
Granted	38,198
Vested	(14,000)
Forfeited	—

Unvested at April 30, 2012	38,198
Granted	46,998
Vested	(14,000)
Forfeited	—

Unvested at April 30, 2013	71,196
Granted	91,650
Vested	(14,l50)
Forfeited	(150)

Unvested at April 30, 2014	148,546

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

	712,024

6. NET INCOME PER COMMON SHARE

Due to the immaterial error discussed in this Amendment No. 1, amounts in this footnote have been revised. For further discussion of the revision, see footnote 2, Correction of Immaterial Errors.

Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2014	2013	2012
Basic
Net income	$126,820	$103,814	$114,694

Weighted average shares outstanding-basic	38,457,680	38,297,083	38,068,001

Basic earnings per common share	$3.30	$2.71	$3.01

Diluted
Net income	$126,820	$103,814	$114,694

Weighted-average shares outstanding-basic	38,457,680	38,297,083	38,068,001
Plus effect of stock options and restricted stock units	410,726	322,993	323,703

Weighted-average shares outstanding-diluted	38,868,406	38,620,076	38,391,704

Diluted earnings per common share	$3.26	$2.69	$2.99

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 439,000 for fiscal 2012. All options were included for fiscal 2014 and fiscal 2013.

7. INCOME TAXES

Due to the immaterial error discussed in this Amendment No. 1, amounts in this footnote have been revised. For further discussion of the revision, see footnote 2, Correction of Immaterial Errors.

Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2014	2013	2012
Current tax expense
Federal	$44,078	$23,519	$9,937
State	5,657	4,455	2,345

	49,735	27,974	12,282
Deferred tax expense	17,089	31,828	52,994

Total income tax provision	$66,824	$59,802	$65,276

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2014	2013
Deferred tax assets
Accrued liabilities	$23,292	$16,066
Deferred compensation	6,272	6,050
Equity compensation	3,598	916
Unrecognized tax benefits	3,113	3,128
State net operating losses and tax credits	2,757	3,902
Other	98	100

Total gross deferred tax assets	39,130	30,162
Less valuation allowance	—	—
Total net deferred tax assets	39,130	30,162

Deferred tax liabilities
Property and equipment depreciation	(318,565)	(295,951)
Goodwill	(14,989)	(11,919)
Other	(307)	66

Total gross deferred tax liabilities	(333,861)	(307,804)

Net deferred tax liability	$(294,731)	$(277,642)

At April 30, 2014, the Company had net operating loss carryforwards for state income tax purposes of approximately $71,471, which are available to offset future state taxable income. These net operating loss carryforwards expire during the years 2017 through 2033. In addition, the Company had state alternative minimum tax credit carryforwards of approximately $129, which are available to reduce future state regular income taxes over an indefinite period.

There was no valuation allowance recorded for deferred tax assets as of April 30, 2014 and 2013.In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes. Out of period adjustments of $2,760 were recorded in fiscal 2014.

	Years ended April 30,
	2014	2013	2012
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(2.1)	(1.8)	(2.2)
State income taxes, net of federal tax benefit	3.2	2.4	2.8
Out of period adjustments	(1.4)	—	—
Other	(0.2)	1.0	0.7

	34.5%	36.6%	36.3%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Beginning balance	$8,938	$7,538
Additions based on tax positions related to current year	1,229	2,807
Additions for tax positions of prior years	415	—
Reductions for tax positions of prior years	—	(37)
Reductions due to lapse of applicable statute of limitations	(1,338)	(1,370)
Settlements	—	—

Ending balance	$9,244	$8,938

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

8. LEASES

The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2014	2013
Real estate	$13,668	$12,874
Equipment	2,610	2,612

	16,278	15,486
Less accumulated amortization	5,202	4,900

	$11,076	$10,586

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2014:

Years ended April 30,	Capital leases	Operating leases
2015	$1,078	$872
2016	904	630
2017	868	547
2018	870	539
2019	876	378
Thereafter	12,875	261

Total minimum lease payments	17,471	$3,227

Less amount representing interest	7,276

Present value of net minimum lease payments	$10,195

The total rent expense under operating leases was $1,424 in 2014, $1,773 in 2013, and $1,269 in 2012.

9. BENEFIT PLANS

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

10. COMMITMENTS

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

11. CONTINGENCIES

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

12. SUBSEQUENT EVENTS

Events that have occurred subsequent to April 30, 2014 have been evaluated for disclosure through the filing date of this Annual Report on Form 10-K/A (Amendment No. 1) with the Securities and Exchange Commission.

13. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

Due to the immaterial error discussed in this Amendment No. 1, amounts in this footnote have been revised. For further discussion of the revision, see footnote 2, Correction of Immaterial Errors.

	Year ended April 30, 2014
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,514,874	1,416,980	1,255,774	1,366,952	5,554,580
Grocery & other merchandise	423,585	416,552	364,846	378,251	1,583,234
Prepared food & fountain	166,248	171,751	158,200	162,977	659,176
Other	10,042	10,602	11,235	11,386	43,265

	$2,114,749	2,015,885	1,790,055	1,919,566	7,840,255
Gross profit*
Fuel	$91,227	67,816	55,892	52,937	267,872
Grocery & other merchandise	138,412	134,708	113,429	121,387	507,936
Prepared food & fountain	102,754	106,171	96,147	97,924	402,996
Other	10,028	10,590	11,222	11,372	43,212

	$342,421	319,285	276,690	283,620	1,222,016

Net income	$53,795	39,430	12,663	20,932	126,820

Income per common share
Basic	$1.40	1.03	.33	.54	3.30

Diluted	$1.39	1.01	.33	.54	3.26

	Year ended April 30, 2013
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,330,670	1,393,476	1,185,640	1,319,371	5,229,157
Grocery & other merchandise	386,129	362,662	329,657	340,263	1,418,711
Prepared food & fountain	142,709	146,540	137,033	138,642	564,924
Other	8,794	8,966	10,035	10,253	38,048

	$1,868,302	1,911,644	1,662,365	1,808,529	7,250,840
Gross profit*
Fuel	$55,896	54,779	49,186	61,561	221,422
Grocery & other merchandise	128,834	121,206	104,660	107,963	462,663
Prepared food & fountain	90,565	91,515	83,011	83,902	348,993
Other	8,780	8,958	10,013	10,240	37,991

	$284,075	276,458	246,870	263,666	1,071,069

Net income	$37,307	31,146	13,757	21,604	103,814

Income per common share
Basic	$.98	.81	.36	.56	2.71

Diluted	$.97	.81	.36	.56	2.69

	Year ended April 30, 2012
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,377,914	1,288,498	1,141,230	1,284,669	5,092,311
Grocery & other merchandise	365,171	357,816	311,199	330,809	1,364,995
Prepared food & fountain	123,483	128,838	118,750	128,281	499,712
Other	6,904	7,366	7,771	8,745	30,786

	$1,873,832	1,782,518	1,578,950	1,752,504	6,987,804
Gross profit*
Fuel	$65,320	62,688	48,270	46,736	223,014
Grocery & other merchandise	118,729	116,221	99,099	109,196	443,245
Prepared food & fountain	75,843	76,658	72,714	77,944	303,159
Other	6,890	7,351	7,757	8,729	30,727

	$266,782	262,918	227,840	242,605	1,000,145

Net income	$39,391	37,632	16,162	21,509	114,694

Income per common share
Basic	$1.04	0.99	.42	.56	3.01

Diluted	$1.03	0.98	.42	.56	2.99

*	Gross profit is given before charge for depreciation and amortization and credit card fees. Fiscal 2012 quarterly data was included for comparative purposes and to describe the impact of the immaterial error on Q3 and Q4 of 2012 as discussed in footnote 2, Correction of Immaterial Errors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

In the second quarter of fiscal year 2015, through a routine Internal Revenue Service (IRS) examination, management became aware that an inadvertent accounting and reporting error occurred during the fiscal years 2012, 2013, and 2014 and the first quarter of fiscal year 2015. A control deficiency was identified with regards to the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense. The internal controls in place during this time were not responsive to changes in circumstances. While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended April 30, 2014, or unaudited condensed consolidated financial statements for the first fiscal quarter of fiscal year 2015, it did represent a material weakness as of April 30, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors is being recognized in revisions to our consolidated financial statements for the fiscal year ended April 30, 2014 in this Amendment No. 1 and in revisions to the unaudited condensed consolidated financial statements for the fiscal quarter ended July 31, 2014 included on Form 10-Q/A dated December 9, 2014, to be filed concurrent with this Form 10-K/A.

The Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of April 30, 2014. Our chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 30, 2014. The Company is amending Item 9A of its Annual Report on Form 10-K for 2014, as well as Item 4 of its Quarterly Reports on Form 10-Q for the first quarter of fiscal 2015 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.

For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management identified the following control deficiency as of April 30, 2014, that constituted a material weakness:

Ineffective design and operation of controls regarding the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense.

The internal controls in place at the time and subsequently were not responsive to changes in circumstances. The control deficiency resulted in errors in cost of goods sold, interest expense, net, federal and state income taxes, deferred income taxes, accrued expenses and retained earnings. These errors did not, individually or in the aggregate, result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended April 30, 2014. However such control deficiencies could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the lack of an independent control in place to review the federal excise tax returns constituted a material weakness on April 30, 2014.

The effectiveness of our internal control over financial reporting as of April 30, 2014, has been audited by KPMG, our independent registered public accounting firm, as stated in their adverse report which is included herein.

(c) Change in Internal Control over Financial Reporting.

As of the date the Original Filing was filed, there was no change in the Company’s internal control over financial reporting which occurred during the Company’s most recent fiscal quarter that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

(d) Remediation.

In the second quarter of fiscal 2015, management became actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal control over financial reporting identified above, and included preliminary details of its remediation plans in the Current Report on Form 8-K filed on November 24, 2014. After further discussion, management has determined to clarify and refine those preliminary remediation plans and now has implemented or intends to implement the following steps:

•	preparation of the federal excise tax returns managed under the authority of the Company’s Tax Department;

•	review and approval of the completed federal excise tax returns by management with the requisite skill and knowledge;

•	enhance our information technology solutions to facilitate the preparation of the excise tax return and enhance monitoring of the payment of excise taxes; and

•	formalize the process by which the Tax Department will notify return preparers of any changes in the forms used for filings and or any necessary procedural changes to the process;

Management believes the measures described above and others that will be implemented will remediate the material weakness that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Nonetheless, the chief executive officer and chief financial officer believe that the subsequent procedures we performed in connection with our preparation of this Form 10-K/A provide reasonable assurance that the identified material weakness did not lead to material misstatements in our consolidated financial statements presented in this Form 10-K/A or prior periods and that the consolidated financial statements included in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in accordance with U.S. GAAP.

(e) Other.

The Company does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and occurrences of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2014 and used in connection with the Company’s 2014 Annual Meeting of Shareholders are hereby incorporated by reference.

The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Business Conduct and Ethics) for its directors, officers, and all employees. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and other Company governance materials are available under the Corporate Governance link of the Company Web site at www.caseys.com. The Company intends to disclose on this Web site any amendments to or waivers from the Financial Code of Ethics or the Code of Business Conduct and Ethics that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Financial Code of Ethics or the Code of Business Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K/A.

ITEM 11.	EXECUTIVE COMPENSATION

That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” asfiled with the Commission pursuant to Regulation 14A within 120 days after April 30, 2014 and used in connection with the Company’s 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2014 and used in connection with the Company’s 2014 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2014 and used in connection with the Company’s 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” as filed with the Commission within 120 days after April 30, 2014 and used in connection with the Company’s 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K/A

(1)	The following financial statements are included herewith:

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

CASEY’S GENERAL STORES, INC.
(Registrant)

Date: December 9, 2014	By	/s/ Robert J. Myers
Robert J. Myers, Chairman and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: December 9, 2014	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 9, 2014	By	/s/ Robert J. Myers
Robert J. Myers
Chairman and Chief Executive Officer, Director

Date: December 9, 2014	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: December 9, 2014	By	/s/ Johnny Danos
Johnny Danos
Director

Date: December 9, 2014	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: December 9, 2014	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: December 9, 2014	By	/s/ Richard Wilkey
Richard Wilkey
Director

Date: December 9, 2014	By	/s/ H. Lynn Horak
H. Lynn Horak
Director

Date: December 9, 2014	By	/s/ William C. Kimball
William C Kimball
Director

Date: December 9, 2014	By	/s/ Larree M. Renda
Larree M. Renda
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