Form 10-Q/A
period 2014-07-31
CASEYS GENERAL STORES INC
filed 2014-12-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Casey’s General Stores, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on September 9, 2014, (the “Original Filing”) to make the following changes:

1.	To amend and revise Item 4. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting; and

2.	To make revisions for immaterial errors in the consolidated financial statements previously included in the Original Filing.

In the second quarter of fiscal year 2015, through a routine Internal Revenue Service (IRS) examination, management became aware that an inadvertent accounting and reporting error occurred during the fiscal years 2012, 2013, and 2014 and the first quarter of fiscal year 2015. A control deficiency was identified with regards to the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense. The internal controls in place during this time were not responsive to changes in circumstances. While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended April 30, 2014, or unaudited condensed consolidated financial statements for the first fiscal quarter of fiscal year 2015, it did represent a material weakness as of April 30, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors is being recognized in revisions to our consolidated financial statements for the fiscal year ended April 30, 2014, filed separately as Amendment No. 1 on Form 10-K/A for the fiscal year ended April 30, 2014, and the unaudited condensed consolidated financial statements for the quarter ended July 31, 2014 in this Amendment No. 1. Pursuant to Rule 12b-15 under the Securities Exchange act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Rules 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and refiled as of the date of this Amendment No. 1. As a result, the Exhibit Index in Item 6. of the Quarterly Report is also being amended to reflect the inclusion of the aforementioned updates.

Accordingly, we hereby amend Items 1, 2, 4, and 6 in the Original Filing. Except as described in this Explanatory Note, the Original Filing is unchanged. In particular, except for the events described above, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and has not been updated, amended, or supplemented to give effect to any subsequent events. Accordingly, forward-looking statements included in this Amendment No. 1 represent the management’s views as of the Original Filing was filed and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Original Filing, and any of the Company’s other filings with the SEC subsequent to the Original Filing, together with any amendments to those filings.

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	July 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$116,747	121,641
Receivables	30,331	25,841
Inventories	218,403	204,833
Prepaid expenses	2,748	1,478
Deferred income taxes	21,192	23,292
Income tax receivable	—	12,473

Total current assets	389,421	389,558

Other assets, net of amortization	16,395	15,947
Goodwill	126,931	120,406
Property and equipment, net of accumulated depreciation of $1,093,305 at July 31, 2014 and $1,062,278 at April 30, 2014	1,852,807	1,778,965

Total assets	$2,385,554	2,304,876

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2014	April 30, 2014
Current liabilities:
Notes payable to bank	$—	—
Current maturities of long- term debt	427	553
Accounts payable	255,767	250,807
Accrued expenses	151,344	139,529
Income taxes payable	16,123	—

Total current liabilities	423,661	390,889

Long-term debt, net of current maturities	853,545	853,642
Deferred income taxes	319,959	318,023
Deferred compensation	16,938	16,558
Other long-term liabilities	19,291	22,500

Total liabilities	1,633,394	1,601,612

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	40,402	33,878
Retained earnings	711,758	669,386

Total shareholders’ equity	752,160	703,264

	$2,385,554	2,304,876

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended July 31,
	2014	2013
Total revenue	$2,291,186	2,114,749
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,920,272	1,772,328

Gross profit	370,914	342,421

Operating expenses	244,318	215,974
Depreciation and amortization	36,249	30,501
Interest, net	10,506	9,576

Income before income taxes	79,841	86,370
Federal and state income taxes	29,744	32,575

Net income	$50,097	53,795

Net income per common share
Basic	$1.30	1.40

Diluted	$1.28	1.39

Basic weighted average shares outstanding	38,616,340	38,393,076
Plus effect of stock compensation	390,121	434,809

Diluted weighted average shares outstanding	39,006,461	38,827,885

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2014	2013
Cash flows from operating activities:
Net income	$50,097	53,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,249	30,501
Other amortization	108	93
Stock-based compensation	1,632	1,044
Loss on disposal of assets and impairment charges	242	916
Deferred income taxes	4,037	1,828
Excess tax benefits related to stock option exercises	(579)	(440)
Changes in assets and liabilities:
Receivables	(4,490)	(5,018)
Inventories	(11,362)	(15,979)
Prepaid expenses	(1,270)	(1,433)
Accounts payable	4,960	19,631
Accrued expenses	10,969	23,214
Income taxes	25,782	30,207
Other, net	(18)	(126)

Net cash provided by operating activities	116,357	138,233

Cash flows from investing activities:
Purchase of property and equipment	(88,789)	(72,456)
Payments for acquisition of businesses, net of cash acquired	(30,774)	(1,669)
Proceeds from sales of property and equipment	557	449

Net cash used in investing activities	(119,006)	(73,676)

Cash flows from financing activities:
Proceeds from long-term debt	—	150,000
Repayments of long-term debt	(223)	(208)
Net repayments of short-term debt	—	(59,100)
Proceeds from exercise of stock options	4,313	900
Payments of cash dividends	(6,914)	(6,913)
Excess tax benefits related to stock option exercises	579	440

Net cash (used in) provided by financing activities	(2,245)	85,119

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

2. Correction of Immaterial Errors

Subsequent to the year ended April 30, 2014, through a routine IRS examination, the Company identified errors in excise taxes owed on ethanol gallon purchases, that resulted in an understatement of accrued expenses at April 30, 2014 and 2013 and cost of goods sold for the fiscal years ended 2014, 2013 and 2012. The excise tax liability is subject to interest charges and is deductible for income tax purposes. In accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Consolidated Statements of Income, Balance Sheets, and Cash Flows, management evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were immaterial to the Company’s historical financial statements. Consequently, the Company has revised its historical financial statements for the quarter ended July 31, 2014 as noted in the tables below.

Statement of Income Data

	Period Ended
	July 31, 2014		July 31, 2013
	As reported	As revised	As reported	As revised
Cost of goods sold	$1,917,010	1,920,272	$1,769,239	1,772,328
Interest, net	10,257	10,506	9,456	9,576
Federal and state income taxes	31,062	29,744	33,869	32,575
Net income	52,290	50,097	55,710	53,795
Net income per
Basic	$1.35	1.30	$1.45	1.40
Diluted	$1.34	1.28	$1.43	1.39

Balance Sheet Data

	Period Ended
	July 31, 2014		April 30 ,2014
	As reported	As revised	As reported	As revised
Deferred income Taxes (asset)	$12,225	$21,192	$11,878	$23,292
Accrued expenses	119,887	151,344	111,583	139,529
Income taxes payable	19,900	16,123	—	—
Deferred income Taxes (liability)	320,136	319,959	317,953	318,023
Other long term liabilities	19,033	19,291	22,500	22,500
Retained earnings	730,552	711,758	685,988	669,386

Statement of Cash Flow Data

	Period Ended
	July 31, 2014		July 31, 2013
	As reported	As revised	As reported	As revised
Net income	$52,290	$50,097	$55,710	$53,795
Deferred income taxes	1,836	4,037	3,122	1,828
Accrued expenses	7,458	10,969	20,005	23,214
Income taxes	29,301	25,782	30,207	30,207

In addition, the following notes to the condensed consolidated financial statements have been affected by the revisions for the correction of these immaterial errors: Footnotes 7 and 9.

3. Basis of Presentation

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

4. Revenue Recognition

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

5. Long-Term Debt and Fair Value Disclosure

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

6. Disclosure of Compensation Related Costs, Share Based Payments

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

7. Acquisitions

Due to the immaterial error discussed in this Amendment No. 1, amounts in this footnote have been revised. For further discussion of the revision, see footnote 2, Correction of Immaterial Errors

During the first three months of fiscal 2015, the Company acquired 25 stores through one transaction with a third party. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transaction referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data)(all acquisitions from the three month period ended July 31, 2014 were completed in May):

	Three months ended July 31,
	2014	2013
Total revenues	$2,291,186	2,210,709
Net earnings	50,097	55,793
Earnings per common share:
Basic	$1.30	1.45
Diluted	$1.28	1.44

8. Commitments and Contingencies

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

9. Unrecognized Tax Benefits

Due to the immaterial error discussed in this Amendment No. 1, amounts in this footnote have been revised. For further discussion of the revision, see footnote 2, Correction of Immaterial Errors

The total amount of gross unrecognized tax benefits was $9,244 at April 30, 2014. At July 31, 2014, gross unrecognized tax benefits were $9,736. If this unrecognized tax benefit were ultimately recognized, $6,451 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $189 at July 31, 2014, and $402 at April 30, 2014. Net interest and penalties included in income tax expense for the three months ended July 31, 2014, was a net benefit of $213 and an expense of $94 for the same period of 2013.

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

10. Segment Reporting

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

11. Subsequent Events

Events that have occurred subsequent to July 31, 2014 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q/A (Amendment No. 1) with the SEC.

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

The Company reported diluted earnings per common share of $1.28 for the first quarter of fiscal 2015. For the same quarter a year-ago, diluted earnings per common share were $1.39.

During the first fiscal quarter, the Company completed seven new-store constructions, opened four replacement stores, acquired 25 stores, and closed three stores. The annual goal is to build or acquire 72 to 108 stores and replace 25 existing locations.

The first quarter results reflected a 3.0% increase in same-store fuel gallons sold, with an average margin of 18.9 cents per gallon, primarily driven by the continuing benefit of our fuel saver program and $5,738 of renewable fuel credits. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

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

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013 (1)

(Dollars and Amounts in Thousands)

Three months ended 7/31/14	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,607,126	478,586	194,610	10,864	2,291,186
Gross profit	87,872	155,683	116,511	10,848	370,914
Margin	5.5%	32.5%	59.9%	99.9%	16.2%
Fuel gallons	464,214
Three months ended 7/31/13	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,514,874	423,585	166,248	10,042	2,114,749
Gross profit	91,227	138,412	102,754	10,028	342,421
Margin	6.0%	32.7%	61.8%	99.9%	16.2%
Fuel gallons	426,549

(1)	Due to the immaterial error discussed in this Amendment No. 1, these numbers have been revised from the Original Filing.

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

Total gross profit margin was 16.2% for the first quarter of fiscal 2015, compared to 16.2% for the comparable period in the prior year. The gross profit margin on retail fuel sales decreased (to 5.5%) during the first quarter of fiscal 2015 from the first quarter of the prior year (6.0%). The gross profit margin per gallon also decreased (to $.1893) in the first quarter of fiscal 2015 from the comparable period in the prior year ($.2139) primarily due to the decrease of the renewable fuel credits sold this quarter ($5,738) compared to the comparable quarter in the prior year ($12,942). The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.5%) from the comparable period in the prior year (32.7%), primarily due to margin pressure on cigarettes. The prepared food margin also decreased (to 59.9%) from the comparable period in the prior year (61.8%) primarily due to higher input costs of cheese, meat, and supplies.

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

The effective tax rate decreased 40 basis points to 37.3% in the first quarter of fiscal year 2015 from 37.7% in the first quarter of fiscal year 2014. The decrease in the effective tax rate was due to a decline in unrecognized tax benefits from prior period.

Net income decreased by $3,698 (6.9%). The decrease in net income was attributable primarily to the decrease in renewable fuel credits sold and higher input costs in prepared foods category. However, this was partially offset by increases in same-store sales and having 88 more stores in operation compared to prior year.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2014 and 2013:

	Three months ended (1)
	July 31, 2014	July 31, 2013
Net income	$50,097	53,795
Interest, net	10,506	9,576
Depreciation and amortization	36,249	30,501
Federal and state income taxes	29,744	32,575

EBITDA	$126,596	126,447
Loss on disposal of assets and impairment charges	242	916

Adjusted EBITDA	$126,838	127,363

(1)	Due to the immaterial error discussed in this Amendment No. 1, these numbers have been revised from the Original Filing.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2014, the Company’s ratio of current assets to current liabilities was .92 to 1. The ratio at July 31, 2013 and April 30, 2014 was 1.07 to 1 and 1 to 1 respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.

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

Cautionary Statements (Dollars in Thousands)

This Form 10-Q/A, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2014:

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

In the second quarter of fiscal year 2015, through a routine Internal Revenue Service (IRS) examination, management became aware that an inadvertent accounting and reporting error occurred during the fiscal years 2012, 2013, and 2014 and the first quarter of fiscal year 2015. A control deficiency was identified with regards to the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense. The internal controls in place during this time were not responsive to changes in circumstances. While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended April 30, 2014, or unaudited condensed consolidated financial statements for the first fiscal quarter of fiscal year 2015, it did represent a material weakness as of April 30, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors is being recognized in revisions to our consolidated financial statements for the fiscal year ended April 30, 2014, filed separately as Amendment No. 1 on Form 10-K/A for the fiscal year ended April 30, 2014, and the unaudited condensed consolidated financial statements for the quarter ended July 31, 2014 in this Amendment No. 1.

The Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of April 30, 2014. Our chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 30, 2014. The Company is amending Item 9A of its Annual Report in a separate filing on Form 10-K/A for the Fiscal Year ended April 30, 2014 as well as Item 4 of its Quarterly Reports in this Amendment No. 1 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.

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

(b) Change in Internal Control over Financial Reporting.

Management has identified no changes in internal control during the three months ended July 31, 2014. In connection with our assessment of the effectiveness of internal control over financial reporting at our last assessment date, April 30, 2014, we identified the following deficiency which constituted a material weakness in our internal control related to financial reporting:

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

(c) Remediation.

In the second quarter of fiscal year 2015, management became actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal control over financial reporting identified above, and included preliminary details of its remediation plans in the Current Report on Form 8-K filed on November 24, 2014. After further discussion, management has determined to clarify and refine those preliminary remediation plans and now has implemented or intends to implement the following steps:

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

Management believes the measures described above and others that will be implemented will remediate the material weakness that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures contemplated.

Nonetheless, the chief executive officer and chief financial officer believe that the subsequent procedures we performed in connection with our preparation of this Amendment No. 1 provide reasonable assurance that the identified material weakness did not lead to material misstatements in our condensed consolidated financial statements presented in this Amendment No. 1 or in prior periods and that the condensed consolidated financial statements included in this Amendment No. 1 fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in accordance with U.S. GAAP.

(d) Other.

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

The information required by this Item is set forth in Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A and is incorporated herein by this reference.

Item 1A. Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the Fiscal Year ended April 30, 2014, filed on December 9, 2014.

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

CASEY’S GENERAL STORES, INC.

Date: December 9, 2014	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document