Form 10-Q
period 2014-10-31
CASEYS GENERAL STORES INC
filed 2014-12-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2014
Common stock, no par value per share	38,729,197 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(DOLLARS IN THOUSANDS)

	October 31,	April 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$71,550	121,641
Receivables	31,034	25,841
Inventories	199,710	204,833
Prepaid expenses	2,674	1,478
Deferred income taxes	19,296	23,292
Income tax receivable	—	12,473

Total current assets	324,264	389,558

Other assets, net of amortization	16,847	15,947
Goodwill	127,031	120,406
Property and equipment, net of accumulated depreciation of $1,119,932 at October 31, 2014 and $1,062,278 at April 30, 2014	1,933,766	1,778,965

Total assets	$2,401,908	2,304,876

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	October 31,	April 30,
	2014	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$—	—
Current maturities of long-term debt	7,888	553
Accounts payable	234,706	250,807
Accrued expenses	144,277	139,529
Income taxes payable	13,301	—

Total current liabilities	400,172	390,889

Long-term debt, net of current maturities	845,946	853,642
Deferred income taxes	318,478	318,023
Deferred compensation	17,193	16,558
Other long-term liabilities	20,017	22,500

Total liabilities	1,601,806	1,601,612

Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	46,263	33,878
Retained earnings	753,839	669,386

Total shareholders’ equity	800,102	703,264

	$2,401,908	2,304,876

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
Total revenue	$2,150,211	2,015,885	4,441,397	4,130,634

Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,778,929	1,696,600	3,699,201	3,468,928

Gross profit	371,282	319,285	742,196	661,706

Operating expenses	244,781	216,529	489,099	432,503
Depreciation and amortization	37,275	32,416	73,524	62,917
Interest, net	10,360	9,896	20,866	19,472

Income before income taxes	78,866	60,444	158,707	146,814
Federal and state income taxes	28,997	21,014	58,741	53,589

Net income	$49,869	39,430	99,966	93,225

Net income per common share
Basic	$1.29	1.03	2.59	2.43

Diluted	$1.28	1.01	2.56	2.40

Basic weighted average shares outstanding	38,706,611	38,455,216	38,668,453	38,424,146
Plus effect of stock compensation	352,056	432,697	348,522	408,634

Diluted weighted average shares outstanding	39,058,667	38,887,913	39,016,975	38,832,780

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2014	2013
Cash flows from operating activities:
Net income	$99,966	93,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,524	62,917
Other amortization	198	162
Stock based compensation	2,667	2,420
Loss on disposal of assets and impairment charges	132	2,063
Deferred income taxes	4,451	8,633
Excess tax benefits related to stock option exercises	(1,146)	(1,485)
Changes in assets and liabilities:
Receivables	(5,193)	(4,656)
Inventories	7,594	(8,993)
Prepaid expenses	(1,196)	(799)
Accounts payable	(25,357)	(2,627)
Accrued expenses	3,872	19,277
Income taxes	23,974	15,357
Other, net	(94)	(185)

Net cash provided by operating activities	183,392	185,309

Cash flows from investing activities:
Purchase of property and equipment	(195,682)	(162,882)
Payments for acquisition of businesses, net of cash acquired	(34,288)	(24,542)
Proceeds from sales of property and equipment	1,783	734

Net cash used in investing activities	(228,187)	(186,690)

Cash flows from financing activities:
Proceeds from long-term debt	—	150,000
Repayments of long-term debt	(361)	(7,925)
Net repayments of short-term debt	—	(59,100)
Proceeds from exercise of stock options	8,571	2,758
Payments of cash dividends	(14,652)	(13,840)
Excess tax benefits related to stock option exercises	1,146	1,485

Net cash (used in) provided by financing activities	(5,296)	73,378

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2014	2013
Net (decrease) increase in cash and cash equivalents	(50,091)	71,997
Cash and cash equivalents at beginning of the period	121,641	41,271

Cash and cash equivalents at end of the period	$71,550	113,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2014	2013
Cash paid during the period for:
Interest, net of amount capitalized	$20,954	17,389
Income taxes	30,251	29,680

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2014 and April 30, 2014, and the results of operations for the three and six months ended October 31, 2014 and 2013, and cash flows for the six months ended October 31, 2014 and 2013.

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

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $891,000 and $841,000, at October 31, 2014 and April 30, 2014, respectively. The Company has an aggregate $100,000 line of credit with no balance owed at October 31, 2014 and April 30, 2014, respectively.

5.	Disclosure of Compensation Related Costs, Share Based Payments

The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,890,708 shares still available for grant at October 31, 2014. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options and restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.

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

On September 19, 2014, restricted stock totaling 13,955 shares were granted to the non-employee members of the Board. This award was granted at no cost to the non-employee members of the Board. The awards vested immediately upon grant and the fair value was $990 at the time of the grant. At October 31, 2014, options for 564,974 shares (which expire between 2015 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

		Weighted
	Number of	average option
	option shares	exercise price
Outstanding at April 30, 2014	712,024	$36.73
Granted	—	—
Exercised	147,050	40.54
Forfeited	—	—

Outstanding at October 31, 2014	564,974	$35.73

At October 31, 2014, all outstanding options had an aggregate intrinsic value of $26,066 and a weighted average remaining contractual life of 5.44 years. All outstanding options are vested at October 31, 2014. The vested options totaled 564,974 shares with a weighted average exercise price of $35.73 per share and a weighted average remaining contractual life of 5.44 years. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2014, was $4,626. The fair value of options vested during the six months ended October 31, 2014 was $6,270.

Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2014	148,546
Granted	91,000
Vested	(38,198)
Forfeited	(8,086)

Unvested at October 31, 2014	193,262

Total compensation costs recorded for the six months ended October 31, 2014 and 2013, respectively, were $2,667 and $2,420 for the stock option and restricted stock unit awards. As of October 31, 2014, there were no unrecognized compensation costs related to the Plan for stock options and $7,878 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2018.

6.	Acquisitions

During the first six months of fiscal 2015, the Company acquired 29 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,471
Property and equipment	25,250

Total assets	27,721

Liabilities assumed:
Accrued expenses	58

Total liabilities	27,663

Net tangible assets acquired, net of cash
Goodwill and other intangible assets	6,625

Total consideration paid, net of cash acquired	$34,288

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Six months ended October 31,
	2014	2013
Total revenues	$4,447,737	4,187,458
Net earnings (1)	100,060	94,364
Earnings per common share:
Basic	$2.59	2.46
Diluted	$2.56	2.43

(1)	Due to the revision of the financial statements described in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, Net Earnings for the six months ended October 31, 2013 have been revised.

7.	Commitments and Contingencies

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

The total amount of gross unrecognized tax benefits was $9,244 at April 30, 2014. At October 31, 2014, gross unrecognized tax benefits were $10,212. If this unrecognized tax benefit were ultimately recognized, $6,760 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $217 at October 31, 2014, and $402 at April 30, 2014. Net interest and penalties included in income tax expense for the six months ended October 31, 2014, was a net benefit of $185 and an expense of $102 for the same period of 2014.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company currently has no ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $2,561 within the next 12 months. The expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filings positions.

The federal statute of limitation remains open for the tax years 2010 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

9.	Segment Reporting

As of October 31, 2014 we operated 1,856 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

10.	Subsequent Events

Events that have occurred subsequent to October 31, 2014 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, regarding an immaterial correction of errors.

Overview

Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores primarily under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates one stand-alone pizza delivery and carry-out store and one store selling primarily tobacco products. On October 31, 2014, there were a total of 1,856 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.

Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 17% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At October 31, 2014, the Company owned the land at 1,834 locations and the buildings at 1,839 locations, and leased the land at 22 locations and the buildings at 17 locations.

The Company reported diluted earnings per common share of $1.28 for the second quarter of fiscal 2015. For the same quarter a year-ago, diluted earnings per common share were $1.01.

During the first six months, the Company completed 21 new-store constructions, opened 13 replacement stores, acquired 29 stores, opened one store from a prior year acquisition, and closed three stores. The annual goal is to build or acquire 72 to 108 stores and replace 25 existing locations.

The second quarter results reflected a 2.3% increase in same-store fuel gallons sold, with an average margin of approximately 19.5 cents per gallon, primarily driven by a favorable gas margin environment and declining retail prices along with the continuing benefit of our fuel saver program. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.

Same store sales of grocery and other merchandise increased 6.6% and prepared foods and fountain increased 11.1% during the second quarter. Operating expenses increased 13.0% in the quarter primarily due to 86 more stores in operation compared to the same period a year ago, and the expansion of our operating initiatives in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).

Three Months Ended October 31, 2014 Compared to

Three Months Ended October 31, 2013

(Dollars and Amounts in Thousands)

Three months ended 10/31/14	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,470,768	466,934	201,196	11,313	2,150,211
Gross profit	89,637	151,025	119,322	11,298	371,282
Margin	6.1%	32.3%	59.3%	99.9%	17.3%
Fuel gallons	460,740

Three months ended 10/31/13 (1)	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,416,980	416,552	171,751	10,602	2,015,885
Gross profit	67,816	134,708	106,171	10,590	319,285
Margin	4.8%	32.3%	61.8%	99.9%	15.8%
Fuel gallons	423,895

(1)	Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, the numbers for Gross profit for fuel, fuel margin, Gross profit total, and Margin total have been revised.

Total revenue for the second quarter of fiscal 2015 increased by $134,326 (6.7%) over the comparable period in fiscal 2014. Retail fuel sales increased by $53,788 (3.8%) as the number of gallons sold increased by 36,845 (8.7%) while the average retail price per gallon decreased 4.5% (amounting to a $63,828 decrease). During this same period, retail sales of grocery and general merchandise increased by $50,382 (12.1%), primarily due to a $23,601 increase from stores that were built or acquired after April 30, 2013 and a $9,276 increase from the expansion of our operating initiatives in our stores. Prepared food and fountain sales also increased by $29,445 (17.1%), due primarily to a $9,266 increase from stores that were built or acquired after April 30, 2013 and a $5,406 increase from the expansion of our operating initiatives in our stores.

The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, car wash, video rental revenues and automated teller machine (ATM) commissions received. These revenues increased $711 (6.7%) for the second quarter of fiscal 2015 primarily due to the increases in prepaid phone card sales and car wash revenues from the comparable period in the prior year.

Total gross profit margin was 17.3% for the second quarter of fiscal 2015, compared to 15.8% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 6.1%) during the second quarter of fiscal 2015 from the second quarter of the prior year (4.8%). The gross profit margin per gallon also increased (to $.1946) in the second quarter of fiscal 2015 from the comparable period in the prior year ($.1600) primarily due to the favorable fuel margin environment and declining retail prices. The gross profit margin on retail sales of grocery and other merchandise was flat (at 32.3%) with the comparable period in the prior year (32.3%). The prepared food margin decreased (to 59.3%) from the comparable period in the prior year (61.8%) primarily due to higher input costs of cheese, meat, and supplies.

Operating expenses increased 13.0% ($28,252) in the second quarter of fiscal 2015 from the comparable period in the prior year primarily due to an $11,919 increase from stores that were built or acquired after April 30, 2013 and a $3,957 increase from the expansion of our operating initiatives in our stores. Operating expenses as a percentage of total revenue were 11.4% for the second quarter of fiscal 2015 compared to 10.7% for the comparable period in the prior year. The store level operating expenses for open stores not impacted by the initiatives were up approximately 4.2% for the quarter.

Depreciation and amortization expense increased 15.0% to $37,275 in the second quarter of fiscal 2015 from $32,416 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate increased 200 basis points to 36.8% in the second quarter of fiscal 2015 from 34.8% in the second quarter of fiscal 2014. The increase in the effective tax rate was related primarily to a non-recurring adjustment for stock based compensation tax benefits that was recorded in the second quarter of fiscal 2014.

Net income increased by $10,439 (26.5%). The increase in net income was attributable primarily to the favorable gas margin environment and increases in same store sales. However, this was partially offset by increases in operating expenses and depreciation compared to prior year.

Six Months Ended October 31, 2014 Compared to

Six Months Ended October 31, 2013

(Dollars and Amounts in Thousands)

Six months ended 10/31/14	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,077,895	945,520	395,807	22,175	4,441,397
Gross profit	177,506	306,710	235,834	22,146	742,196
Margin	5.8%	32.4%	59.6%	99.9%	16.7%
Fuel gallons	924,954

Six months ended 10/31/13 (1)	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,931,854	840,137	337,999	20,644	4,130,634
Gross profit	159,044	273,119	208,925	20,618	661,706
Margin	5.4%	32.5%	61.8%	99.9%	16.0%
Fuel gallons	850,444

(1)	Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, the numbers for Gross profit for fuel, fuel margin, Gross profit total, and Margin total have been revised.

Total revenue for the first six months of fiscal 2015 increased by $310,763 (7.5%) over the comparable period in fiscal 2014. Retail fuel sales increased by $146,041 (5.0%) as the number of gallons sold increased by 74,510 (8.8%) while the average retail price per gallon decreased 3.5% (amounting to a $101,900 decrease). During this same period, retail sales of grocery and general merchandise increased by $105,383 (12.5%), primarily due to a $46,408 increase from stores that were built or acquired after April 30, 2013 and a $19,756 increase from the expansion of our operating initiatives in our stores. Prepared food and fountain sales also increased by $57,808 (17.1%), due primarily to a $17,985 increase from stores that were built or acquired after April 30, 2013 and an $11,778 increase from the expansion of our operating initiatives in our stores.

The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, car wash, video rental revenues and automated teller machine (ATM) commissions received. These revenues increased $1,531 (7.4%) for the second quarter of fiscal 2015 primarily due to the increases in prepaid phone card sales and car wash revenues from the comparable period in the prior year.

Total gross profit margin was 16.7% for the first six months of fiscal 2015, compared to 16.0% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 5.8%) during the first six months of fiscal 2015 from the first six months of the prior year (5.4%). The gross profit margin per gallon also increased (to $.1919) in the first six months of fiscal 2015 from the comparable period in the prior year ($.1870) primarily due to the favorable fuel margin environment and declining retail prices. The gross profit margin on retail sales of grocery and other merchandise decreased (to 32.4%) from the comparable period in the prior year (32.5%), primarily due to margin pressure on cigarettes. The prepared food margin also decreased (to 59.6%) from the comparable period in the prior year (61.8%) primarily due to higher input costs of cheese, meat, and supplies.

Operating expenses increased 13.1% ($56,596) in the first six months of fiscal 2015 from the comparable period in the prior year primarily due to a $23,692 increase from stores that were built or acquired after April 30, 2013 and a $9,304 increase from the expansion of our operating initiatives in our stores. Operating expenses as a percentage of total revenue were 11.0% for the first six months of fiscal 2015 compared to 10.5% for the comparable period in the prior year. The store level operating expenses for open stores not impacted by the initiatives were up approximately 4.7% for the first six months of fiscal 2015.

Depreciation and amortization expense increased 16.9% to $73,524 in the first six months of fiscal 2015 from $62,917 for the comparable period in the prior year. The increase was due to capital expenditures made during the previous twelve months.

The effective tax rate increased 50 basis points to 37.0% in the first six months of fiscal year 2015 compared to 36.5% in the comparable period of fiscal year 2014. The increase in the effective tax rate was related primarily to a non-recurring adjustment for stock based compensation tax benefits that was recorded in the second quarter of fiscal 2014. This increase was partially offset by a relative decrease in tax contingency reserves established during the period.

Net income increased by $6,741 (7.2%). The increase in net income was attributable primarily to the favorable gas margin environment and increases in same store sales. However, this was partially offset by increases in operating expenses and depreciation compared to prior year.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the six months ended October 31, 2014 and 2013:

	Three months ended		Six months ended
	October 31, 2014	October 31, 2013 (1)	October 31, 2014	October 31, 2013 (1)
Net income	$49,869	39,430	$99,966	93,225
Interest, net	10,360	9,896	20,866	19,472
Depreciation and amortization	37,275	32,416	73,524	62,917
Federal and state income taxes	28,997	21,014	58,741	53,589

EBITDA	$126,501	102,756	$253,097	229,203
Loss (gain) on disposal of assets and impairment charges	(110)	1,147	132	2,063

Adjusted EBITDA	$126,391	103,903	$253,229	231,266

(1)	Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, these numbers have been revised.

For the three months ended October 31, 2014, EBITDA and adjusted EBITDA were up 23.1% and 21.6% respectively, when compared to the same period a year ago. The increase is primarily due to a $0.035 per gallon increase in fuel margin, 6.6% and 11.1% same store sale increases for grocery and other merchandise and prepared food and fountain respectively, as well as operating 86 more stores than a year ago. These increases were partially offset by a 220 basis point reduction in prepared food and fountain margin. For the six months ended October 31, 2014, EBITDA and adjusted EBITDA were up 10.4% and 9.5%, respectively, when compared to the same period a year ago. The increase is primarily related to operating 86 more stores than a year ago and 7.2% and 11.1% same store sale increases for grocery and other merchandise and prepared food and fountain, respectively. These increases were partially offset by a 250 basis point reduction in prepared food and fountain margin.

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

Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of October 31, 2014, there was $127,031 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.

Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $162 and $1,549 during the six months ended October 31, 2014 and 2013, respectively. Impairment charges are a component of operating expenses.

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

Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2014, the Company’s ratio of current assets to current liabilities was .81 to 1. The ratio at October 31, 2013 and April 30, 2014 was .99 to 1 and 1 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations decreased $1,917 (1.0%) in the six months ended October 31, 2014 from the comparable period in the prior year, primarily as a result of a large decrease in accounts payable offset by increases in net income and depreciation and amortization. Cash used in investing in the six months ended October 31, 2014 increased due to the increase in the store acquisition activity. Cash provided by financing decreased, primarily due to the proceeds from long-term debt in the prior period.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2015, the Company expended $229,970 primarily for property and equipment, resulting from the construction and remodeling of stores, compared to $187,424 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $360,000 and $410,000 in fiscal 2015 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of October 31, 2014, the Company had long-term debt, net of current maturities, of $845,946 consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $67,500 in principal amount of 5.72% Senior Notes, Series A and B, and $9,446 of capital lease obligations.

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

Cautionary Statements (Dollars in Thousands)

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K/A for the fiscal year ended April 30, 2014:

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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,276 USTs, of which 3,347 are fiberglass and 929 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2014 and 2013, the Company spent approximately $1,224 and $899, respectively, for assessments and remediation. During the six months ended October 31, 2014, the Company expended approximately $748 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2014, approximately $17,255 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2014 of approximately $440 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2014 would have no material effect on pretax earnings.

We do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

In the second quarter of fiscal year 2015, through a routine Internal Revenue Service (IRS) examination, management became aware that an immaterial understatement of federal excise tax liability occurred during the fiscal years 2012, 2013, and 2014 and the first quarter of fiscal year 2015. A control deficiency was identified with regards to the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense. The internal controls in place during this time were not responsive to changes in circumstances. While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended April 30, 2014, or unaudited condensed consolidated financial statements for the first fiscal quarter of fiscal year 2015, it did represent a material weakness as of April 30, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors is being recognized in revisions to our consolidated financial statements for the fiscal year ended April 30, 2014, filed separately as Amendment No. 1 included on Form 10-K/A for the fiscal year ended April 30, 2014, and the unaudited condensed consolidated financial statements filed separately as Amendment No. 1 on Form 10-Q/A for the quarter ended July 31, 2014.

The Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of April 30, 2014. Our chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 30, 2014. The Company amended Item 9A of its Annual Report in a separate filing on Form 10-K/A for the Fiscal Year ended April 30, 2014 as well as Item 4 of its Quarterly Reports filed separately as Amendment No. 1 on Form 10-Q/A for the quarter ended July 31, 2014 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.

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

Ineffective design and operation of controls regarding the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge and recognition of the corresponding liability and expense.

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

In the second quarter of fiscal 2015, management concluded that there is a material weakness in internal control over financial reporting described above, and began actively planning for and implementing a remediation plan, as described below. Other than the changes disclosed above and below, there was no change in the Company’s internal control over financial reporting which occurred during the Company’s most recent fiscal quarter that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our “risk factors” from those disclosed in our 2014 Annual Report on Form 10-K/A (Amendment No. 1).

Item 6. Exhibits.

The following exhibits are filed with this Report or, if so indicated, incorporated by reference.

Exhibit No.	Description

3.1	Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996) and Articles of Amendment thereto (incorporated by reference from the Current Report on Form 8-K filed April 16, 2010, as amended by the Current Report on Form 8-K/A filed April 19, 2010, and the Current Report on Form 8-K filed May 20, 2011).

3.2(a)	Second Amended and Restated By-laws (incorporated by reference from the Current Report on Form 8-K filed June 16, 2009) and Amendments thereto (incorporated by reference from the Current Reports on Form 8-K filed May 20, 2011, and August 2, 2011, and the Current Report on Form 8-K filed on June 22, 2012).

4.8	Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers of the 5.72% Senior Notes, Series A and Series B (incorporated by reference from the Current Report on Form 8-K filed September 29, 2006).

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference from the Current Report on Form 8-K filed August 10, 2010).

4.10	Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Senior A Notes and 3.75% Series B Notes (incorporated by reference from the Current Reports on Form 8-K filed June 18, 2013 and December 18, 2013).

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2014).

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 10, 2014	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document