Form 10-Q
period 2015-01-31
CASEYS GENERAL STORES INC
filed 2015-03-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended January 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2015
Common stock, no par value per share	38, 851,450 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2015	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$43,637	121,641
Receivables	22,217	25,841
Inventories	168,280	204,833
Prepaid expenses	2,906	1,478
Deferred income taxes	17,722	23,292
Income tax receivable	1,624	12,473
Total current assets	256,386	389,558
Other assets, net of amortization	17,163	15,947
Goodwill	127,046	120,406
Property and equipment, net of accumulated depreciation of $1,160,558 at January 31, 2015 and $1,062,278 at April 30, 2014	1,986,945	1,778,965
Total assets	$2,387,540	2,304,876

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	January 31, 2015	April 30, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$18,500	—
Current maturities of long-term debt	7,893	553
Accounts payable	174,704	250,807
Accrued expenses	123,848	139,529
Total current liabilities	324,945	390,889
Long-term debt, net of current maturities	845,846	853,642
Deferred income taxes	340,084	318,023
Deferred compensation	17,147	16,558
Other long-term liabilities	20,409	22,500
Total liabilities	1,548,431	1,601,612
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	53,720	33,878
Retained earnings	785,389	669,386
Total shareholders’ equity	839,109	703,264
	$2,387,540	2,304,876
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Total revenue	$1,671,961	1,790,055	6,113,358	5,920,689
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,320,915	1,513,365	5,020,116	4,982,293
Gross profit	351,046	276,690	1,093,242	938,396
Operating expenses	238,782	214,671	727,881	647,174
Depreciation and amortization	40,431	32,687	113,955	95,604
Interest, net	10,191	10,123	31,057	29,595
Income before income taxes	61,642	19,209	220,349	166,023
Federal and state income taxes	22,323	6,556	81,064	60,145
Net income	$39,319	12,653	139,285	105,878
Net income per common share
Basic	$1.01	0.33	3.60	2.76
Diluted	$1.01	0.33	3.57	2.73
Basic weighted average shares outstanding	38,795,477	38,482,970	38,701,232	38,443,816
Plus effect of stock compensation	322,674	444,061	309,125	418,025
Diluted weighted average shares outstanding	39,118,151	38,927,031	39,010,357	38,861,841
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2015	2014
Cash flows from operating activities:
Net income	$139,285	105,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,955	95,604
Other amortization	260	223
Stock based compensation	6,292	4,001
Loss on disposal of assets and impairment charges	584	2,880
Deferred income taxes	27,631	10,118
Excess tax benefits related to stock option exercises	(3,014)	(1,615)
Changes in assets and liabilities:
Receivables	3,624	(4,167)
Inventories	39,228	84
Prepaid expenses	(1,428)	(696)
Accounts payable	(80,747)	(31,101)
Accrued expenses	(16,580)	28,665
Income taxes	10,986	1,028
Other, net	(216)	(216)
Net cash provided by operating activities	239,860	210,686
Cash flows from investing activities:
Purchase of property and equipment	(292,144)	(242,548)
Payments for acquisition of businesses, net of cash acquired	(37,073)	(26,583)
Proceeds from sales of property and equipment	2,158	2,219
Net cash used in investing activities	(327,059)	(266,912)
Cash flows from financing activities:
Proceeds from long-term debt	—	200,000
Repayments of long-term debt	(456)	(8,144)
Net borrowings (repayments) of short-term debt	18,500	(59,100)
Proceeds from exercise of stock options	10,535	2,912
Payments of cash dividends	(22,398)	(20,168)
Excess tax benefits related to stock option exercises	3,014	1,615
Net cash provided by financing activities	9,195	117,115

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2015	2014
Net (decrease) increase in cash and cash equivalents	(78,004)	60,889
Cash and cash equivalents at beginning of the period	121,641	41,271
Cash and cash equivalents at end of the period	$43,637	102,160
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2015	2014
Cash paid during the period for:
Interest, net of amount capitalized	$24,536	19,969
Income taxes	42,352	48,960

Noncash investing and financing activities:
Property and equipment acquired through capitalized lease obligations	—	1,169
Purchased property and equipment in accounts payable	4,644	—

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
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2015 and April 30, 2014, and the results of operations for the three and nine months ended January 31, 2015 and 2014, and cash flows for the nine months ended January 31, 2015 and 2014.

3.	Revenue Recognition
The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the customer. Renewable Identification Numbers (RINs) are treated as a reduction in cost of goods sold in the period the Company commits to a price and agrees to sell the RIN. Vendor rebates in the form of rack display allowances are treated as a reduction in cost of goods sold and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold.

4.	Long-Term Debt and Fair Value Disclosure
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $891,000 and $841,000, at January 31, 2015 and April 30, 2014, respectively. The Company has an aggregate $100,000 line of credit with $18,500 owed at January 31, 2015 and no balance owed at April 30, 2014.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,893,708 shares still available for grant at January 31, 2015. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options and restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
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
On June 6, 2014, restricted stock totaling 30,538 shares were granted to certain officers and key employees. The award was due to the financial performance of the Company based upon the 2014 annual incentive performance goals, and was granted at no cost to the grantee. The awards vested immediately upon grant and the fair value was $2,209 at the time of the grant.
On September 19, 2014, restricted stock totaling 13,955 shares were granted to the non-employee members of the Board. This award was granted at no cost to the non-employee members of the Board. The awards vested immediately upon grant and the fair value was $990 at the time of the grant.
At January 31, 2015, options for 436,515 shares (which expire between 2015 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2014	712,024	$36.73
Granted	—	—
Exercised	275,509	38.24
Forfeited	—	—
Outstanding at January 31, 2015	436,515	$35.77
At January 31, 2015, all outstanding options had an aggregate intrinsic value of $24,238 and a weighted average remaining contractual life of 5.23 years. All outstanding options are vested at January 31, 2015. The vested options totaled 436,515 shares with a weighted average exercise price of 35.77 per share and a weighted average remaining contractual life of 5.23 years. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2015, was $11,199. The fair value of options vested during the nine months ended January 31, 2015 was $6,270.
Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2014	148,546
Granted	91,000
Vested	(38,198)
Forfeited	(5,393)
Unvested at January 31, 2015	195,955
Total compensation costs recorded for the nine months ended January 31, 2015 and 2014, respectively, were $6,292 and $4,001 for the stock option, restricted stock, and restricted stock unit awards. As of January 31, 2015, there were no unrecognized compensation costs related to the Plan for stock options and $6,791 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2018.

6.	Acquisitions
During the first nine months of fiscal 2015, the Company acquired 32 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Allocation of the purchase price for the transactions in aggregate is as follows:

Assets acquired:
Inventories	$2,675
Property and equipment	27,815
Total assets	30,490
Liabilities assumed:
Accrued expenses	57
Net tangible assets acquired, net of cash	30,433

Goodwill and other intangible assets	6,640
Total consideration paid, net of cash acquired	$37,073
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
The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Nine months ended January 31,
	2015	2014
Total revenues	$6,128,936	6,016,403
Net earnings (1)	139,471	107,118
Earnings per common share: (1)
Basic	$3.60	2.79
Diluted	$3.58	2.76

(1)
Due to the revision of the financial statements described in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, net earnings and earnings per common share for the nine months ended January 31, 2014 have been revised.

7.	Commitments and Contingencies
As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation”. On November 20, 2012, the Court preliminarily approved the previously-reported settlement involving the Company, which when approved in final form by the Court following notice to the Class would result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation. The preliminarily approved settlement includes, but is not limited to, a commitment on the part of the Company to “sticker” certain information on its fuel pumps and make a monetary payment (which is not considered to be material in amount) to the plaintiff class. The process of notice to the class began in February 2015 with notice being published in various media outlets including selected radio stations and newspapers. Objections and exclusions to the proposed settlement must be submitted electronically or postmarked by March 23, 2015. The Fairness Hearing to consider whether the settlements are fair, reasonable and adequate is currently scheduled for June 9, 2015.

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

The total amount of gross unrecognized tax benefits was $9,224 at April 30, 2014. At January 31, 2015, gross unrecognized tax benefits were $10,307. If this unrecognized tax benefit were ultimately recognized, $6,736 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $226 at January 31, 2015, and $402 at April 30, 2014. Net interest and penalties included in income tax expense for the nine months ended January 31, 2015, was a net benefit of $176 and an expense of $146 for the same period of 2014.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Illinois is examining tax years 2011 and 2012. The Company currently has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $2,352 within the next twelve months. The expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filings positions.
The federal statute of limitation remains open for the tax years 2011 and forward. Tax years 2009 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

9.	Segment Reporting
As of January 31, 2015 we operated 1,869 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

10.	Subsequent Events
Events that have occurred subsequent to January 31, 2015 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, regarding an immaterial correction of errors.
Overview
Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company”) operate convenience stores primarily under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates one stand-alone pizza delivery and carry-out store and one store selling primarily tobacco products. On January 31, 2015, there were a total of 1,869 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 17% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At January 31, 2015, the Company owned the land at 1,847 locations and the buildings at 1,852 locations, and leased the land at 22 locations and the buildings at 17 locations.
The Company reported diluted earnings per common share of $1.01 for the third quarter of fiscal 2015. For the same quarter a year-ago, diluted earnings per common share were $0.33.
During the first nine months, the Company opened 33 new-store constructions, completed 25 replacement stores, acquired 32 stores, opened one store from a prior year acquisition, and closed five stores. The annual goal is to build or acquire 72 to 108 stores and replace 25 existing locations.
The third quarter results reflected a 2.2% increase in same-store fuel gallons sold, with an average margin of 22.0 cents per gallon, primarily driven by a favorable fuel margin environment that was the result of declining wholesale fuel costs. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.
Same-store sales of grocery and other merchandise increased 7.7% and prepared foods and fountain increased 14.1% during the third quarter. Operating expenses increased 11.2% in the quarter primarily due to 86 more stores in operation compared to the same period a year ago, and the expansion of our operating initiatives in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).

Three Months Ended January 31, 2015 Compared to
Three Months Ended January 31, 2014
(Dollars and Amounts in Thousands)

Three months ended 1/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,056,458	$412,711	$190,393	$12,399	$1,671,961
Gross profit	$98,418	$128,572	$111,672	$12,384	$351,046
Margin	9.3%	31.2%	58.7%	99.9%	21.0%
Fuel gallons	446,842

Three months ended 1/31/2014 (1)	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,255,774	$364,846	$158,200	$11,235	$1,790,055
Gross profit	$55,892	$113,429	$96,147	$11,222	$276,690
Margin	4.5%	31.1%	60.8%	99.9%	15.5%
Fuel gallons	411,389

(1)
Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, the numbers for Gross profit for fuel, Margin for fuel, Gross profit total, and Margin total have been revised.

Total revenue for the third quarter of fiscal 2015 decreased by $118,094 (6.6%) over the comparable period in fiscal 2014. Retail fuel sales decreased by $199,316 (15.9%) as the average retail price per gallon decreased 22.5% (amounting to a $307,517 decrease), and the number of gallons sold increased by 35,453 (8.6%). During this same period, retail sales of grocery and other merchandise increased by $47,865 (13.1%), primarily due to a $20,669 increase from stores that were built or acquired after April 30, 2013 and a $7,635 increase from the expansion of our operating initiatives in our stores. Prepared food and fountain sales also increased by $32,193 (20.3%), due primarily to a $8,952 increase from stores that were built or acquired after April 30, 2013 and a $5,674 increase from the expansion of our operating initiatives in our stores.

The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, automated teller machine (ATM) commissions, propane, car wash, and video rental revenues received. These revenues increased $1,164 (10.4%) for the third quarter of fiscal 2015 primarily due to the increases in lottery receipts and car wash revenues from the comparable period in the prior year.
Total gross profit margin was 21.0% for the third quarter of fiscal 2015, compared to 15.5% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 9.3%) during the third quarter of fiscal 2015 from the third quarter of the prior year (4.5%). The gross profit margin per gallon also increased (to $.2203) in the third quarter of fiscal 2015 from the comparable period in the prior year ($.1359) primarily due to the favorable fuel margin environment and declining retail prices, as well as an increase ($5.0M) in renewable fuel credits sold from the comparable quarter in the prior year. The gross profit margin on retail sales of grocery and other merchandise was up slightly (at 31.2%) over the comparable period in the prior year (31.1%). The prepared food margin decreased (to 58.7%) from the comparable period in the prior year (60.8%) primarily due to higher input costs and increased stales.
Operating expenses increased $24,111 (11.2% ) in the third quarter of fiscal 2015 from the comparable period in the prior year primarily due to an $11,051 increase from stores that were built or acquired after April 30, 2013 and a $2,736 increase from the expansion of our operating initiatives in our stores. Operating expenses as a percentage of total revenue were 14.3% for the third quarter of fiscal 2015 compared to 12.0% for the comparable period in the prior year, primarily due to declining fuel prices. The store level operating expenses for open stores not impacted by the initiatives were up approximately 2.4% for the quarter.
Depreciation and amortization expense increased 23.7% to $40,431 in the third quarter of fiscal 2015 from $32,687 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.

The effective tax rate increased 210 basis points to 36.2% in the third quarter of fiscal 2015 from 34.1% in the third quarter of fiscal 2014. Higher book income for the quarter year-over-year without similar increases in permanent tax differences drove 200 basis points of the increase.
Net income increased by $26,666 (210.7%) to $39,319 from $12,653 in the prior year. The increase in net income was attributable primarily to the favorable fuel margin environment and increases in same-store sales. However, this was partially offset by increases in operating expenses and depreciation compared to the prior year.

Nine Months Ended January 31, 2015 Compared to
Nine Months Ended January 31, 2014
(Dollars and Amounts in Thousands)

Nine months ended January 31, 2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$4,134,353	$1,358,231	$586,199	$34,575	$6,113,358
Gross profit	$275,923	$435,282	$347,506	$34,531	$1,093,242
Margin	6.7%	32.0%	59.3%	99.9%	17.9%
Fuel gallons	1,371,796

Nine months ended January 31, 2014 (1)	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$4,187,629	$1,204,983	$496,199	$31,878	$5,920,689
Gross profit	$214,937	$386,548	$305,072	$31,839	$938,396
Margin	5.1%	32.1%	61.5%	99.9%	15.8%
Fuel gallons	1,261,833

(1)
Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, the numbers for Gross profit for fuel, Margin for fuel, Gross profit total, and Margin total have been revised.

Total revenue for the first nine months of fiscal 2015 increased by $192,669 (3.3%) over the comparable period in fiscal 2014. Retail fuel sales decreased by $53,276 (1.3%) as the average retail price per gallon decreased 9.2% (amounting to a $384,733 decrease) while the number of gallons sold increased by 109,963 (8.7%). During this same period, retail sales of grocery and other merchandise increased by $153,248 (12.7%), primarily due to a $67,077 increase from stores that were built or acquired after April 30, 2013 and a $27,499 increase from the expansion of our operating initiatives in our stores. Prepared food and fountain sales also increased by $90,000 (18.1%), due primarily to a $26,937 increase from stores that were built or acquired after April 30, 2013 and an $17,892 increase from the expansion of our operating initiatives in our stores.
The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, automated teller machine (ATM) commissions, propane, car wash, and video rental revenues received. These revenues increased $2,697 (8.5%) through the third quarter of fiscal 2015 primarily due to the increases in lottery receipts and car wash revenues from the comparable period in the prior year.

Total gross profit margin was 17.9% for the first nine months of fiscal 2015, compared to 15.8% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 6.7%) during the first nine months of fiscal 2015 from the first nine months of the prior year (5.1%). The gross profit margin per gallon also increased (to $.2011) in the first nine months of fiscal 2015 from the comparable period in the prior year ($.1703) primarily due to the favorable fuel margin environment and declining retail prices, offset by a decrease of approximately $3.5 million less renewable fuel credits sold from the prior year. The gross profit margin on retail sales of grocery and other merchandise decreased slightly (to 32.0%) from the comparable period in the prior year (32.1%). The prepared food margin also decreased (to 59.3%) from the comparable period in the prior year (61.5%) primarily due to higher input costs of cheese, meat, and supplies.
Operating expenses increased $80,707 (12.5%) in the first nine months of fiscal 2015 from the comparable period in the prior year primarily due to a $34,762 increase from stores that were built or acquired after April 30, 2013 and a $12,546 increase from the expansion of our operating initiatives in our stores. Operating expenses as a percentage of total revenue were

11.9% for the first nine months of fiscal 2015 compared to 10.9% for the comparable period in the prior year. The store level operating expenses for open stores not impacted by the initiatives were up approximately 4.2% for the first nine months of fiscal 2015.
Depreciation and amortization expense increased 19.2% to $113,955 in the first nine months of fiscal 2015 from $95,604 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.

The effective tax rate increased 60 basis points to 36.8% in the first nine months of fiscal year 2015 compared to 36.2% in the comparable period of fiscal year 2014. The increase in the effective tax rate was related to a non-recurring prior period adjustment for stock based compensation tax benefits that was recorded in the second quarter of fiscal 2014. The effective tax rate also increased due to higher book income without similar increases in permanent tax differences.
Net income increased by $33,407 (31.6%) to $139,285 from $105,878 in the prior year. The increase in net income was attributable primarily to the favorable fuel margin environment and increases in same store sales. However, this was partially offset by increases in operating expenses and depreciation compared to prior year.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the nine months ended January 31, 2015 and 2014:

	Three months ended		Nine months ended
	January 31, 2015	January 31, 2014(1)	January 31, 2015	January 31, 2014(1)
Net income	$39,319	12,653	$139,285	105,878
Interest, net	10,191	10,123	31,057	29,595
Depreciation and amortization	40,431	32,687	113,955	95,604
Federal and state income taxes	22,323	6,556	81,064	60,145
EBITDA	$112,264	62,019	$365,361	291,222
Loss (gain) on disposal of assets and impairment charges	452	817	584	2,880
Adjusted EBITDA	$112,716	62,836	$365,945	294,102

(1)	Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, these numbers have been revised.

For the three months ended January 31, 2015, EBITDA and adjusted EBITDA were up 81.0% and 79.4% respectively, when compared to the same period a year ago. The increase is primarily due to a $0.077 per gallon increase in fuel margin, 7.7% and 14.1% same-store sale increases for grocery and other merchandise and prepared food and fountain, respectively, as well as operating 86 more stores than a year ago. These increases were partially offset by a 210 basis point reduction in prepared food and fountain margin. For the nine months ended January 31, 2015, EBITDA and adjusted EBITDA were up 25.5% and 24.4%, respectively, when compared to the same period a year ago. The increase is primarily related to a $.028 per gallon increase in fuel margin, operating 86 more stores than a year ago and 7.3% and 12.0% same store sale increases for grocery and other merchandise and prepared food and fountain, respectively. These increases were partially offset by a 220 basis point reduction in prepared food and fountain margin.

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
Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of January 31, 2015, there was $127,046 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.
Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $605 and $2,384 during the nine months ended January 31, 2015 and 2014, respectively. Impairment charges are a component of operating expenses.
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
Liquidity and Capital Resources (Dollars in Thousands)

Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2015, the Company’s ratio of current assets to current liabilities was 0.79 to 1. The ratio at January 31, 2014 and April 30, 2014 was 1.03 to 1 and 1 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $29,174 (13.8%) in the nine months ended January 31, 2015 from the comparable period in the prior year, primarily as a result of a large increase in net income offset by decreases in accounts payable and accrued expenses. Cash used in investing in the nine months ended January 31, 2015 increased due to the increase in the store development and acquisition activity. Cash provided by financing decreased, primarily due to the proceeds from long-term debt in the prior period, offset by the net borrowing of short term debt.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2015, the Company expended $329,217 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $269,131 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $360,000 and $410,000 in fiscal 2015 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of January 31, 2015, the Company had long-term debt of $845,846, (net of current maturities of $7,893), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $67,500 in principal amount of 5.72% Senior Notes, Series A and B, and $9,346 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $18,500 owed at January 31, 2015.
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
The Company purchases its fuel from a variety of independent national and regional petroleum distributors. Fuel is purchased at current daily prices at the rack in which the fuel is loaded onto tanker trucks. While the Company has annual purchase agreements with a few distributors, those agreements primarily specify purchasing volumes the Company must maintain to be eligible for certain discounts. Although in recent years the Company’s suppliers have not experienced any difficulties in obtaining sufficient amounts of fuel to meet the Company’s needs, unanticipated national and international events could result in a reduction of fuel supplies available for distribution to the Company. Any substantial curtailment in fuel supplied to the Company could adversely affect the Company by reducing its fuel sales. Further, management believes that a significant amount of the Company’s business results from the patronage of customers primarily desiring to purchase fuel and, accordingly, reduced fuel supplies could adversely affect the sale of non-fuel items. Such factors could have a material adverse impact upon the Company’s earnings and operations.
Tobacco Products. Sales of tobacco products represent a significant portion of the Company’s grocery and other merchandise category. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to further regulate and discourage smoking in the United States, have had, and are expected to continue having, an adverse effect on the demand for cigarettes sold in our stores. The Company attempts to pass price increases onto its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the retail price of cigarettes, the volume of cigarettes sold by stores and overall customer traffic, and have a material adverse impact on the Company’s earnings and profits.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,322 USTs, of which 3,392 are fiberglass and 930 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2014 and 2013, the Company spent approximately $1,224 and $899, respectively, for assessments and remediation. During the nine months ended January 31, 2015, the Company expended approximately $1,135 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2015, approximately $17,446 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2015 of approximately $406 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2015 would have no material effect on pretax earnings.
We do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.
Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.
In the second quarter of fiscal year 2015, through a routine Internal Revenue Service (IRS) examination, management became aware that an immaterial understatement of federal excise tax liability occurred during the fiscal years 2012, 2013, and 2014 and the first quarter of fiscal year 2015. A control deficiency was identified with regards to the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense. The internal controls in place during this time were not responsive to changes in circumstances. While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended April 30, 2014, or unaudited condensed consolidated financial statements for the first fiscal quarter of fiscal year 2015, it did represent a material weakness as of April 30, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors was recognized in revisions to our consolidated financial statements for the fiscal year ended April 30, 2014, filed on Form 10-K/A (Amendment No. 1) for the fiscal year ended April 30, 2014, and the unaudited condensed consolidated financial statements filed on Form 10-Q/A (Amendment No. 1) for the quarter ended July 31, 2014.
The Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of January 31, 2015. Our chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting described above and below, our disclosure controls and procedures were not effective as of January 31, 2015. In addition, prior to filing our Form 10-Q/A for the quarter ended July 31, 2014 and our Form 10-Q for the quarter ended October 31, 2014, both filed on December 10, 2014, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of July 31, 2014 and as of

October 31, 2014.  Our chief executive officer and chief financial officer concluded that, as a result of the material weakness in internal control over financial reporting previously reported, our disclosure controls and procedures were not effective as of July 31, 2014 or October 3l, 2014.
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
The effectiveness of our internal control over financial reporting as of April 30, 2014, has been audited by KPMG, our independent registered public accounting firm, as stated in their adverse report which is included in the Form 10-K/A (Amendment No. 1).

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
In the second quarter of fiscal 2015, management became actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal control over financial reporting identified above, and included preliminary details of its remediation plans in the Current Report on Form 8-K filed on November 24, 2014. After further discussion, management determined to clarify and refine those preliminary remediation plans and now has implemented or intends to implement the following steps:

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
Nonetheless, the chief executive officer and chief financial officer believe that the subsequent procedures we performed in connection with our preparation of this Form 10-Q provide reasonable assurance that the identified material weakness did not lead to material misstatements in our consolidated financial statements presented in this Form 10-Q or prior periods and that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in accordance with U.S. GAAP.

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

CASEY’S GENERAL STORES, INC.

Date: March 9, 2015	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document