Form 10-K
period 2015-04-30
CASEYS GENERAL STORES INC
filed 2015-06-26
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2014, was approximately $3.2 billion based on the closing sales price ($81.87 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 22, 2015
Common Stock, no par value per share	38,923,505 shares
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2015.

FORM 10-K

PART I

The previously announced revisions to our financial results regarding an immaterial correction of an error for the fiscal 2015 first quarter and fiscal 2014 are reflected in all year-to-date results and comparisons to prior periods.

ITEM 1.	BUSINESS
The Company
Casey’s General Stores, Inc. (“Casey’s”) and its wholly owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company” or “we”) operate convenience stores under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in fourteen Midwestern states, primarily in Iowa, Missouri, and Illinois. The Company also operates one store selling primarily tobacco products. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all but one Casey’s store offers fuel for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2015 there were a total of 1,878 stores in operation. There were 45 stores newly constructed and we closed nine stores in fiscal 2015. We also acquired 36 additional stores in fiscal 2015; 32 of those stores were opened in 2015, three were permanently closed and one will be opened during the 2016 fiscal year. We operate a central warehouse, Casey’s Distribution Center, adjacent to our corporate headquarters in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores.
Approximately 57% of all our stores are located in areas with populations of fewer than 5,000 persons, while approximately 18% of our stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.
Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100) was incorporated in Iowa in 1967. One of our subsidiaries, Casey’s Marketing Company (Marketing Company) also operates from the Corporate Headquarters facility and was incorporated in Iowa in March 1995. A second subsidiary, Casey’s Services Company (Services Company) operates from a nearby facility and was also incorporated in Iowa in March 1995. A third subsidiary, Casey’s Retail Company, was incorporated in Iowa in 2004 and a fourth subsidiary, CGS Sales Corp., was incorporated in 2008 and both also operate from the Corporate Headquarters facility. A fifth subsidiary, Tobacco City Inc., was incorporated in Iowa in 2014 and also operates from the Corporate Headquarters.
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
The Company derives its revenue primarily from the retail sale of fuel and the products offered in our stores. Our sales historically have been strongest during the first and second fiscal quarters (May through October) relative to the third and fourth (November through April). In warmer weather, customers tend to purchase greater quantities of fuel and certain convenience items such as beer, pop, and ice.
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
Casey’s Retail Company operates stores in Illinois, Kansas, Minnesota, Nebraska, North Dakota and South Dakota; it also holds the rights to the Casey’s trademark and trade name. The Marketing Company owns and has responsibility for the operation of stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Oklahoma, Tennessee and Wisconsin. The Marketing Company also has responsibility for all of our wholesale operations, including the Distribution Center. The Services Company provides a variety of construction and transportation services for all stores. CGS Sales Corp. operates one store in Iowa and one in Nebraska. Tobacco City Inc. operates one store in North Dakota.
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
All but one Casey’s General Stores offer gasoline or diesel for sale on a self-service basis. Gasoline and diesel are sold under the Casey’s name.
It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2015, the Company was selling donuts prepared on store premises in approximately 98% of our stores in addition to cookies, brownies, and other bakery items. The Company installs donut-making equipment in all newly constructed stores.
We began marketing made-from-scratch pizza in 1984, and it is available in 1,836 stores (98%) as of April 30, 2015. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, pizza rolls, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites. The newly constructed stores and many of the remodeled stores now offer made-to-order sub sandwiches.
The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 30% of our total revenue, but they have resulted in approximately 77% of our gross profits. Gross profit margins on prepared food items averaged approximately 61% during the three fiscal years ended April 30, 2015—substantially higher than the gross profit margin on retail sales of fuel, which averaged approximately 5%.

Store Design
Casey’s General Stores are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The latest store design (O2 style) measures 39 feet by 103 feet with approximately 2,500 square feet devoted to sales area, 500 square feet to kitchen space, 400 square feet to storage, and 2 large public restrooms. The latest store design for smaller communities (P style) measures 43 feet by 75 feet with approximately 1,600 square feet devoted to sales area with the remaining areas similar in size. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 10 islands of fuel dispensers and storage tanks with capacity for 30,000 to 50,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow sign which displays Casey’s name and service mark.
All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. We currently operate approximately 850 stores on a 24-hour basis. We require that all stores maintain a bright, clean interior and provide prompt checkout service.
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
Fuel Operations
Fuel sales are an important part of our revenue and earnings. Approximately 66% of Casey’s total revenue for the year ended April 30, 2015 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the three fiscal years ended April 30, 2015:

	Year ended April 30,
	2015	2014	2013
Number of gallons sold	1,816,596	1,665,600	1,535,140
Total retail fuel sales	$5,144,385	$5,554,580	$5,229,157
Percentage of total revenue	66.2%	70.8%	72.1%
Gross profit percentage (excluding credit card fees)	6.8%	4.8%	4.2%
Average retail price per gallon	$2.83	$3.33	$3.41
Average gross profit margin per gallon (excluding credit card fees)	19.33 ¢	16.08 ¢	14.42 ¢
Average number of gallons sold per store*	968	932	883

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Retail prices of fuel decreased significantly during the year ended April 30, 2015. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation, our continued efforts to price our retail fuel to compete in local market areas, the lower retail prices, and the growth in expanded hour stores. For additional information concerning the Company’s fuel operations, see Item 7 herein.
Distribution and Wholesale Arrangements
The Marketing Company supplies all stores with groceries, food, health and beauty aids, and general merchandise from our Distribution Center. The stores place orders for merchandise electronically to our headquarters in Ankeny, and we fill the orders with weekly shipments in Company-owned delivery trucks. All of our existing and most of our proposed stores are within the Distribution Center’s optimum efficiency range—a radius of approximately 500 miles. In April 2014, we announced plans to build a second distribution center in Terre Haute, Indiana. This second distribution center (planned to begin operations in February 2016) will enable us to expand our territory while at the same time provide a more efficient distribution system to our existing stores.
In fiscal 2015, we purchased directly from manufacturers a majority of the food and nonfood items supplied to stores from our Distribution Center. It is our practice, with few exceptions, not to enter into long-term supply contracts with any of the suppliers of products sold by Casey’s General Stores. We believe the practice enables us to respond flexibly to changing market conditions.
Personnel
On April 30, 2015, we had 13,050 full-time employees and 18,716 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.
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
Government Regulation (dollars in thousands)
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 4,245 USTs, 3,328 of which are fiberglass and 917 are steel, and we believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2015 and 2014, we spent approximately $1,387 and $1,224, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2015, approximately $17,848 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2015, we had an accrued liability of approximately $388 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

Over the past three fiscal years, on average our fuel revenues accounted for approximately 70% of total revenue and our fuel gross profit accounted for approximately 23% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, can significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the absence of fuel contracts that guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale petroleum costs have resulted and could in the future result in significant increases in the retail price of petroleum products and in lower gasoline average margin per gallon. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition. These factors could adversely affect our fuel gallon volume, fuel gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.
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
Legal, political, scientific and technological developments related to fuel efficiency and climate change may decrease demand for motor fuel.
Changes in our climate including the effects of greenhouse gas emissions in the environment may lessen the demand for our largest revenue product, petroleum-based motor fuel, or lead to additional government regulation. Consumer attitudes toward this product and its relationship to the environment and additional regulations could significantly affect our revenue and the ability to market fuel. Technological advances to reducing fuel use may steer public opinion against our product, which could have a material adverse effect on our business, financial condition and results of operations. In addition, new advancements that improve fuel efficiency or other governmental mandates to advance fuel efficiency may result in a reduciton in demand for petroleum-based motor fuel, which again could have a material adverse effect on our business.
Increased credit card expenses could increase operating expenses.
A significant percentage of our fuel sales are made with the use of credit cards. Since the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2015, 2014, and 2013, were approximately $100 million, $95 million, and $85 million, respectively.
Wholesale cost and tax increases relating to tobacco products could affect our operating results.
Sales of tobacco products have averaged approximately 9% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 11% of total gross profit for the same period. Any significant increases in wholesale cigarette costs or tax increases on tobacco products may have a materially adverse effect on unit demand for cigarettes domestically. Currently, major cigarette manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes. In the event these rebates are no longer offered or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.
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
In the normal course of our business as a motor fuel and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts and engaged professional advisers in the protection of our IT systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.
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
Current economic conditions, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products the Company sells in its stores. Economic conditions, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, where customers “trade down” to lower priced products in certain categories. These factors can lead to sales declines in both fuel and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.
Risks Related to Our Business
The prices of “RINs” and certain commodities fluctuate widely.

The market prices paid to the Company for its “renewable identification numbers”, or “RINs”, as well as the wholesale costs paid by the Company for certain commodities such as cheese, coffee and meat, can fluctuate widely from period to period and have a significant impact on the Company’s financial results for a particular period or periods. Due to the inherent price volatility of RINs, there can be no assurance that the Company will be able to sell its RINs in the future at any particular price. Any significant decline in the market price of RINs, as well as any increases in the wholesale costs of commodities such as cheese, coffee and meat could have a material adverse effect on the Company’s results of operations in a particular period or periods.
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
Any failure to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.
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
An important part of our growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2014 through April 30, 2015 we acquired 36 and opened 32 convenience stores. We expect to continue pursuing acquisition opportunities.
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
The Patient Protection and Affordable Care Act (the “PPACA”) as well as other healthcare reform legislation being considered by Congress and various State legislatures may have a negative impact on our business. Although some of the rules, reforms and regulations required to implement the PPACA have not yet been adopted, such reforms appear likely to significantly increase our employee healthcare-related costs and therefore our operating expenses. As the provisions of such reform legislation are phased in over time, the resulting changes to our healthcare cost structure could have a material adverse effect on our business, financial condition and results of operations.
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
Our internal control over financial reporting constitutes a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). We have in the past and may in the future identify deficiencies in our internal control over financial reporting, including significant deficiencies and material weaknesses. Failure to identify and remediate deficiencies in our internal control over financial reporting in a timely manner could prevent us from accurately and timely reporting our financial results, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.
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
We own our corporate headquarters and Distribution Center. Located on an approximately 45-acre site in Ankeny, Iowa, these adjacent facilities and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. The original complex was completed in February 1990 and placed in full service at that time. In fiscal 2007, we added 98,000 square feet to the Distribution Center, 20,000 square feet of office space, additional paving for truck parking, and necessary drainage and landscaping improvements. In fiscal 2013, we purchased a nearby service building, which consists of approximately 60,000 square feet of warehouse space and approximately 14,000 square feet of office space. In Fiscal 2015, we completed further expansion of our distribution center by adding approximately 38,000 of additional square feet of warehouse space.

In April 2014, we announced plans to build a second distribution center, to be located in Terre Haute, Indiana. This second distribution center (planned to begin operations in February 2016) is projected to have approximately 250,000 square feet of warehouse space.
On April 30, 2015, we also owned the land at 1,857 store locations and the buildings at 1,862 locations and leased the land at 21 locations and the buildings at 16 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 38,886,165 shares of common stock outstanding at April 30, 2015 had a market value of approximately $3.2 billion. On that date there were 1,749 shareholders of record.
Common Stock Market Prices

Calendar 2013	High	Low	Calendar 2014	High	Low	Calendar 2015	High	Low
Q1	$59.00	$51.45	Q1	$70.95	$64.84	Q1	$94.67	$83.00
Q2	$63.89	$52.84	Q2	$75.79	$64.12
Q3	$74.08	$60.47	Q3	$73.09	$65.70
Q4	$77.58	$67.80	Q4	$91.42	$71.08
Dividends
We began paying cash dividends during fiscal 1991.The dividends declared in fiscal 2015 totaled $0.80 per share. The dividends declared in fiscal 2014 totaled $0.72 per share. On June 5, 2015, the Board of Directors declared a quarterly dividend of $0.22 payable August 17, 2015 to shareholders of record on August 3, 2015. The Board expects to review the dividend every year at its June meeting.
The cash dividends declared during the calendar years 2013-15 were as follows:

Calendar 2013	Cash dividend declared	Calendar 2014	Cash dividend declared	Calendar 2015	Cash dividend declared
Q1	$0.165	Q1	$0.180	Q1	$0.200
Q2	0.180	Q2	0.200	Q2	0.220
Q3	0.180	Q3	0.200
Q4	0.180	Q4	0.200
	0.705		0.780

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
Statement of Income Data

	Years ended April 30,
	2015	2014	2013	2012	2011
Total revenue	$7,767,216	$7,840,255	$7,250,840	$6,987,804	$5,635,240
Cost of goods sold	6,327,431	6,618,239	6,179,771	5,987,659	4,754,173
Gross profit	1,439,785	1,222,016	1,071,069	1,000,145	881,067
Operating expenses	960,424	857,297	760,365	688,431	607,628
Depreciation and amortization	156,111	131,160	111,823	96,552	82,355
Interest, net	41,225	39,915	35,265	35,192	28,497
Loss on early retirement of debt	—	—	—	—	11,350
Income before income taxes	282,025	193,644	163,616	179,970	151,237
Federal and state income taxes	101,397	66,824	59,802	65,276	56,614
Net income	$180,628	$126,820	$103,814	$114,694	$94,623
Basic earnings per common share	$4.66	$3.30	$2.71	$3.01	$2.24
Diluted earnings per common share	$4.62	$3.26	$2.69	$2.99	$2.22
Weighted average number of common shares outstanding—basic	38,743	38,458	38,297	38,068	42,285
Weighted average number of common shares outstanding—diluted	39,104	38,868	38,620	38,392	42,567
Dividends paid per common share	$0.80	$0.72	$0.66	$0.60	$0.51
Balance Sheet Data

	As of April 30,
	2015	2014	2013	2012	2011
Current assets	$305,260	$389,558	$278,967	$280,726	$293,887
Total assets	2,469,965	2,304,876	1,990,168	1,776,263	1,610,955
Current liabilities	364,889	390,889	412,806	310,186	294,500
Long-term debt, net of current maturities	838,245	853,642	653,081	667,930	678,680
Shareholders’ equity	875,229	703,264	593,387	503,944	403,896

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and gallons in thousands, except per share amounts)
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.
Overview
The Company primarily operates convenience stores under the name “Casey’s General Store” in fourteen Midwestern states, primarily in Iowa, Missouri and Illinois. On April 30, 2015, there were a total of 1,878 stores in operation. All but one store offers fuel for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of fuel and the products offered in our stores.
Approximately 57% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 people, while approximately 18% of all stores are located in communities with populations exceeding 20,000 persons. We operate a central warehouse, the Casey’s Distribution Center, adjacent to our Corporate Headquarters facility in Ankeny, Iowa, through which we supply grocery and general merchandise items to our stores. At April 30, 2015, the Company owned the land at 1,857 store locations and the buildings at 1,862 locations, and leased the land at 21 locations and the buildings at 16 locations.

During the fourth quarter of fiscal 2015, the Company earned $1.05 in diluted earnings per share compared to $0.54 per share for the same quarter a year ago. Fiscal 2015 diluted earnings per share were $4.62 versus $3.26 for the prior year. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of fuel and certain convenience items such as beer and soft drinks.
During the 2015 fiscal year, we acquired and opened 32 convenience stores from other parties and completed 45 new store constructions. In addition to this activity, the Company also replaced 27 stores and closed nine stores during the year.
The fourth quarter results reflected a 3.5% increase in same-store fuel gallons sold, with an average margin of approximately 16.9 cents per gallon. The Company’s fourth quarter fuel margin was helped by our ability to sell approximately 13.9 million renewable fuel credits for $9,700. For the fiscal year, same-store gallons increased 2.6% with an average margin of 19.3 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions.
Same store sales of grocery & other merchandise increased 9.7% and prepared foods & fountain increased 13.5% during the fourth quarter of fiscal 2015.
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
Fiscal 2015 Compared with Fiscal 2014
Total revenue for fiscal 2015 decreased 0.9% to $7,767,216, primarily due to a 15% decrease in the average price of a gallon of gas (an $837,798 decrease), offset by an increase in the number of gallons sold (which generated an additional $427,603), and an increase in inside sales (grocery & other merchandise and prepared food & fountain) (a $333,299 increase). Retail fuel sales for the fiscal year were $5,144,385, a decrease of 7.4%. Gallons sold increased 9.1% to 1.8 billion gallons. Inside sales increased 14.9% to $2,575,709, primarily a result of a $124,491 increase from stores that were built or acquired after April 30, 2013, and a $60,316 increase from the rollout and expansion of our operating initiatives in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).
Total gross profit margin was 18.5% for fiscal 2015 compared with 15.6% for the prior year. The fuel margin increased to 6.8% in fiscal 2015 from 4.8% in fiscal 2014 primarily due to a steady fall in wholesale costs midyear, contributing to a stronger margin. The grocery & other merchandise margin stayed flat at 32.1% in fiscal 2015 compared to 32.1% in fiscal 2014. The prepared food & fountain margin decreased to 59.7% from 61.1% primarily due to the higher costs of cheese and meat during the first few quarters of fiscal 2015.
Operating expenses increased 12.0% ($103,127) in fiscal 2015 primarily due to an increase from stores built or acquired after April 30, 2013 ($45,579), and the expansion of our operating initiatives noted above ($15,207).

Depreciation and amortization expense increased 19.0% to $156,111 in fiscal 2015 from $131,160 in fiscal 2014. The increase was due to capital expenditures made in fiscal 2015.
The effective tax rate increased 150 basis points to 36.0% in fiscal 2015 from 34.5% in fiscal 2014. The increase in the effective tax rate was primarily due to favorable out of period adjustments to correct accumulated variances in deferred taxes ($2,760) in the prior year.
Net income increased to $180,628 in fiscal 2015 from $126,820 in fiscal 2014. The increase was due primarily to the increase in the number of fuel gallons sold and the increase in the fuel gross profit margin due to the volatility in prices contributing to a stronger fuel margin, as well as an increase in inside sales. However, this was partially offset by the decreases in gross profit margins from inside sales, an increase in the operating expenses, and an increase in depreciation and amortization.
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
The effective tax rate decreased 210 basis points to 34.5% in fiscal 2014 from 36.6% in fiscal 2013. The decrease in the effective tax rate was primarily due to out of period adjustments to correct accumulated variances in deferred taxes ($2,760) in Fiscal 2014.
Net income increased to $126,820 in fiscal 2014 from $103,814 in fiscal 2013. The increase was due primarily to the increase in the number of fuel gallons sold and the increase in the fuel gross profit margin due to the increase of the renewable fuel credits sold, along with an increase in inside sales. However, this was partially offset by the decreases in gross profit margins from inside sales, an increase in the operating expenses, and an increase in depreciation and amortization.

COMPANY TOTAL REVENUE AND GROSS PROFIT BY CATEGORY

	Years ended April 30,
	2015	2014	2013
Total revenue by category
Fuel	$5,144,385	$5,554,580	$5,229,157
Grocery & other merchandise	1,794,822	1,583,234	1,418,711
Prepared food & fountain	780,887	659,176	564,924
Other	47,122	43,265	38,048
	$7,767,216	$7,840,255	$7,250,840
Gross profit by category (1)
Fuel	$351,155	$267,872	$221,422
Grocery & other merchandise	575,510	507,936	462,663
Prepared food & fountain	466,056	402,996	348,993
Other	47,064	43,212	37,991
	$1,439,785	$1,222,016	$1,071,069
INDIVIDUAL STORE COMPARISONS (2)

	Years ended April 30,
	2015	2014	2013
Average retail sales	$4,133	$4,376	$4,159
Average retail inside sales	1,384	1,270	1,152
Average gross profit on inside items	554	512	467
Average retail sales of fuel	2,748	3,105	3,007
Average gross profit on fuel (3)	194	151	127
Average operating income (4)	256	199	174
Average number of gallons sold	968	932	883

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

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	2015	2014	2013
Fuel gallons (1)	2.6%	3.1%	0.1%
Grocery & other merchandise (2)	7.8	7.4	0.8
Prepared food & fountain (3)	12.4	11.8	8.6

(1)
The 3.1% growth in the fuel gallons in 2014 as compared to 2013 was due primarily to the growth in the "fuel saver program." This program, which is primarily with one grocery store chain at present, provides a discount on the retail price of fuel purchased at Casey's stores (or at the fuel outlets owned and operated by the grocery store chain) based on the purchase of selected items at the grocery store. We have recorded fuel sales resulting from the fuel saver program in 11 states covering over 1,300 stores, although most of the activity presently occurs in the state of Iowa. Much of the same store sales impact attributable to a fuel saver program occurs in the first year of operations, as grocery store customers (who may not have purchased fuel at a Casey's store before) become familiar with the program. We hope to establish fuel saver programs with other grocery store chains in other designated market areas in the future.

(2)	The increase in same store grocery & other merchandise in 2014 is due primarily to the continued rollout of store initiatives, expanded hours and major store remodels.

(3)	The increase in same store prepared food & fountain in 2014 compared to 2013 is due primarily to the continued rollout of the expanded hour, pizza delivery and major store remodel initiatives.
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
Use of Non-GAAP Measures
We define EBITDA as net income before net interest expense, depreciation and amortization, and income taxes. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets as well as impairment charges. Both EBITDA and Adjusted EBITDA are not presented in accordance with GAAP.
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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2015 and 2014, respectively:

	Three months ended		Years ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Net income	$41,343	$20,942	$180,628	$126,820
Interest, net	10,168	10,320	41,225	39,915
Depreciation and amortization	42,156	35,556	156,111	131,160
Federal and state income taxes	20,333	6,679	101,397	66,824
EBITDA	$114,000	$73,497	$479,361	$364,719
(Gain) loss on disposal of assets and impairment charges	1,786	(34)	2,370	2,846
Adjusted EBITDA	$115,786	$73,463	$481,731	$367,565

For the three months ended April 30, 2015, EBITDA and Adjusted EBITDA were up 55.1% and 57.6% respectively, when compared to the same period a year ago. The increase was due to improved fuel margins, operating 70 more stores than the same period a year ago, the results from the implementation of expanded hours, major remodels and pizza delivery, as well as operating more replacement stores. These gains were offset by increases in operating expenses and lower margins in prepared food & fountain. For the year ended April 30, 2015, EBITDA and Adjusted EBITDA were up 31.4% and 31.1% respectively. The primary reason for the increase was attributable to improved fuel margins, operating 70 more stores than the same period a year ago, the results from the implementation of expanded hours, major remodels and pizza delivery, as well as operating more replacement stores.
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
Long-lived Assets
The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company recorded impairment charges of $1,785 in fiscal 2015, $2,542 in fiscal 2014, and $3,680 in fiscal 2013, the majority of which was related to replacement store and acquisition activities. Impairment charges are a component of operating expenses.
Self-insurance
We are primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $31,389 and $28,429 for the years ended April 30, 2015 and 2014, respectively.
Goodwill
Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2015, there was $127,046 of goodwill and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to clarify the definition of discontinued operations, limiting it to disposals of components that represent a strategic shift that has or will have a major effect on operations and financial results. Examples of a strategic shift include disposals of a major geographic area, a major line of business, or a major equity method investment. The standard was effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. It was adopted by the Company on May 1, 2015. It did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In April 2015, the FASB proposed to defer the effective date of this guidance by one year, with early adoption permitted on the original effective date
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2015, the Company’s ratio of current assets to current liabilities was 0.84 to 1. The ratio at April 30, 2014 and at April 30, 2013 was 1.00 to 1 and 0.68 to 1 respectively. We believe our current $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities increased $27,522 (8.8%) in the year ended April 30, 2015, primarily because of an increase in net income, and a larger decrease in inventory, offset by decreases in accounts payable and accrued expenses. Cash used in investing activities in the year ended April 30, 2015 increased $62,254 (18.5%) primarily due to the increase in the purchase of property and equipment from the prior year. Cash flows from financing activities decreased ($118,738) (115.2%), primarily due to the proceeds from long-term debt received in the prior year.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2015, we expended $401,891 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $340,217 in the prior year. In fiscal 2016, we anticipate expending between $436,000 and $528,000, primarily from existing cash, funds generated by operations, and long-term debt proceeds for our construction, acquisition, and remodeling of stores.

At April 30, 2015, the Company had a bank line of credit arrangement consisting of two Promissory Notes, in the principal amount of $50,000 each (together, the “Notes”). The Notes evidenced a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the first Note was at a rate of 0.750% over the Index. The interest rate applicable to the second note is 1.000% over the Index. There was a $0 balance owed on the Notes at both April 30, 2015 and April 30, 2014. The line of credit is due upon demand.
As of April 30, 2015, we had long-term debt, net of current maturities, of $838,245 consisting of $569,000 in principal amount of 5.22% Senior notes, $60,000 in principal amount of 5.72% Senior notes, Series A and B; $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes, Series B, and $9,245 of capital lease obligations.
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
To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of 6.25% convertible subordinated debentures (converted into shares of common stock in 1994), the Senior notes funded through private placement, and a mortgage note. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.

The table below presents our significant contractual obligations, including interest, at April 30, 2015:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,088,159	$56,157	$109,741	$106,309	$815,952
Capital lease obligations	16,477	904	1,738	1,843	11,992
Operating lease obligations	3,437	910	1,641	799	87
Unrecognized tax benefits	8,043	—	—	—	—
Deferred compensation	17,645	—	—	—	—
Total	$1,133,761	$57,971	$113,120	$108,951	$828,031
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the “Payments due by period” section of the table.

At April 30, 2015, the Company had a total of $8,043 in gross unrecognized tax benefits. Of this amount, $5,264 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $152 as of April 30, 2015. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2011 and forward. Tax years 2010 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Illinois is currently examining tax years 2011 and 2012. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company currently does not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $2,891 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.
Included in long-term liabilities on our consolidated balance sheet at April 30, 2015, was a $17,645 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the “Payments due by period” section of the table. However, known payments of $4,943 will be due during the next 5 years.
At April 30, 2015, we were partially self-insured for workers’ compensation claims in all 14 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $19,155 and $15,000, respectively, were issued and outstanding at April 30, 2015 and 2014, on the insurance company’s behalf. We renew the letters of credit on an annual basis.
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
Competition
Our business is highly competitive and marked by ease of entry and constant change in terms of the numbers and type of retailers offering the products and services found in stores. Many of the food (including prepared foods) and nonfood items similar or identical to those we sell are generally available from a variety of competitors in the communities served by our stores, and we compete with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants, and fast-food outlets (with respect to the sale of prepared foods). Sales of nonfuel items (particularly prepared food items) have contributed substantially to our gross profit on retail sales in recent years. Fuel sales are also intensely competitive. We compete for fuel sales with both independent and national brand gasoline stations, other convenience store chains, and several nontraditional fuel retailers such as supermarkets in specific markets. Some of these other fuel retailers may have access to more favorable arrangements for fuel supply than we do or the firms that supply our stores. Some of our competitors have greater financial, marketing, and other resources than we have and therefore may be able to respond better to changes in the economy and new opportunities within the industry.
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
The Company purchases its fuel from a variety of independent national and regional petroleum distributors. Fuel is purchased at current daily prices at the rack in which the fuel is loaded onto tanker trucks. While the Company has annual purchase agreements with a few distributors, those agreements primarily specify purchasing volumes the Company must maintain to be eligible for certain discounts. We typically sell the fuel before we pay the vendor as a result of our short fuel inventory turnover rate. Any substantial change in the payment terms required by our fuel vendors could impact the amount of cash and working capital we would need to conduct operations.
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
Seasonality of Sales

Company sales generally are strongest during its first two fiscal quarters (May–October) relative to the third and fourth fiscal quarters (November–April). In the warmer months, customers tend to purchase greater quantities of fuel and certain convenience items such as beer, pop, and ice. Difficult weather conditions (such as flooding, prolonged rain, or snowstorms) in any quarter, however, may adversely reduce sales at affected stores and may have an adverse impact on our earnings for that period.
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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2015, would have no material effect on pretax earnings.
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
We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2015. We also have audited the Company’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Des Moines, Iowa
June 26, 2015

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$48,541	$121,641
Receivables	22,609	25,841
Inventories	197,331	204,833
Prepaid expenses	2,025	1,478
Deferred income taxes	15,531	23,292
Income taxes receivable	19,223	12,473
Total current assets	305,260	389,558
Property and equipment, at cost
Land	549,239	490,005
Buildings and leasehold improvements	1,136,248	1,004,263
Machinery and equipment	1,503,079	1,330,697
Leasehold interest in property and equipment	16,044	16,278
	3,204,610	2,841,243
Less accumulated depreciation and amortization	1,185,246	1,062,278
Net property and equipment	2,019,364	1,778,965
Other assets, net of amortization	18,295	15,947
Goodwill	127,046	120,406
Total assets	$2,469,965	$2,304,876
Liabilities and Shareholders’ Equity
Current liabilities
Notes payable to bank	$—	$—
Current maturities of long-term debt	15,398	553
Accounts payable	226,577	250,807
Accrued expenses
Wages and related taxes	32,092	27,411
Property taxes	23,523	22,572
Insurance	31,389	28,429
Other	35,910	61,117
Total current liabilities	364,889	390,889
Long-term debt, net of current maturities	838,245	853,642
Deferred income taxes	354,973	318,023
Deferred compensation	17,645	16,558
Other long-term liabilities	18,984	22,500
Total liabilities	1,594,736	1,601,612
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 38,886,165 and 38,507,387 shares issued and outstanding at April 30, 2015 and 2014, respectively	56,274	33,878
Retained earnings	818,955	669,386
Total shareholders’ equity	875,229	703,264
Total liabilities and shareholders’ equity	$2,469,965	$2,304,876
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2015	2014	2013
Total revenue	$7,767,216	$7,840,255	$7,250,840
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	6,327,431	6,618,239	6,179,771
Gross profit	1,439,785	1,222,016	1,071,069
Operating expenses	960,424	857,297	760,365
Depreciation and amortization	156,111	131,160	111,823
Interest, net	41,225	39,915	35,265
Income before income taxes	282,025	193,644	163,616
Federal and state income taxes	101,397	66,824	59,802
Net income	$180,628	$126,820	$103,814
Net income per common share
Basic	$4.66	$3.30	$2.71
Diluted	$4.62	$3.26	$2.69
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Total
Balance at April 30, 2012	38,140,309	$12,199	$491,745	$503,944
Net income	—	—	103,814	103,814
Dividends declared (66 cents per share)	—	—	(25,291)	(25,291)
Exercise of stock options	198,200	4,721	—	4,721
Tax benefits related to nonqualified stock options	—	1,929	—	1,929
Stock-based compensation	14,000	4,270	—	4,270
Balance at April 30, 2013	38,352,509	$23,119	$570,268	$593,387
Net income	—	—	126,820	126,820
Dividends declared (72 cents per share)	—	—	(27,702)	(27,702)
Exercise of stock options	140,785	3,368	—	3,368
Tax benefits related to nonqualified stock options	—	1,791	—	1,791
Stock-based compensation	14,093	5,600	—	5,600
Balance at April 30, 2014	38,507,387	$33,878	$669,386	$703,264
Net income	—	—	180,628	180,628
Dividends declared (80 cents per share)	—	—	(31,059)	(31,059)
Exercise of stock options	310,224	11,465	—	11,465
Tax benefits related to nonqualified stock options	—	3,624	—	3,624
Stock-based compensation	68,554	7,307	—	7,307
Balance at April 30, 2015	38,886,165	$56,274	$818,955	$875,229
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2015	2014	2013
Cash flows from operating activities
Net income	$180,628	$126,820	$103,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,111	131,160	111,823
Other amortization	319	297	195
Stock-based compensation	7,307	5,600	4,270
Loss on disposal of assets and impairment charges	2,370	2,846	4,788
Deferred income taxes	44,711	17,089	31,828
Excess tax benefits related to stock option exercises	(3,624)	(1,791)	(1,929)
Changes in assets and liabilities:
Receivables	3,232	(4,941)	800
Inventories	10,365	(13,696)	(16,222)
Prepaid expenses	(547)	(82)	(98)
Accounts payable	(33,290)	17,894	21,748
Accrued expenses	(17,544)	33,818	15,783
Income taxes receivable	(7,801)	(441)	9,969
Other, net	(555)	(413)	(441)
Net cash provided by operating activities	341,682	314,160	286,328
Cash flows from investing activities
Purchase of property and equipment	(360,734)	(308,633)	(305,301)
Payments for acquisitions of businesses, net of cash acquired	(41,157)	(31,584)	(29,527)
Proceeds from sales of property and equipment	2,748	3,328	3,544
Net cash used in investing activities	(399,143)	(336,889)	(331,284)
Cash flows from financing activities
Proceeds from long-term debt	—	200,000	—
Repayments of long-term debt	(553)	(15,865)	(10,757)
Net (repayments) borrowings of short-term debt	—	(59,100)	59,100
Proceeds from exercise of stock options	11,465	3,368	4,721
Payments of cash dividends	(30,175)	(27,095)	(24,685)
Excess tax benefits related to stock option exercises	3,624	1,791	1,929
Net cash (used in) provided by financing activities	(15,639)	103,099	30,308
Net (decrease) increase in cash and cash equivalents	(73,100)	80,370	(14,648)
Cash and cash equivalents at beginning of year	121,641	41,271	55,919
Cash and cash equivalents at end of year	$48,541	$121,641	$41,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest, net of amount capitalized	$41,382	$36,923	$35,226
Cash paid for income taxes, net	64,367	50,031	17,973
Noncash investing and financing activities
Purchased property and equipment in accounts payable	9,060	5,056	4,020
Property and equipment acquired through notes payable and capitalized lease obligations	—	1,169	981
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,878 convenience stores in 14 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2015 by category are as follows: 66% fuel, 24% grocery & other merchandise, and 10% prepared food & fountain. The Company’s products are readily available, and the Company is not dependent on a single supplier or only a few suppliers.
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
The excess of current cost over the stated LIFO value was $53,428 and $48,777 at April 30, 2015 and 2014, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2015 and 2014:

	Fiscal 2015	Fiscal 2014
Fuel	$69,056	$95,004
Merchandise	128,275	109,829
Total inventory	$197,331	$204,833
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
Renewable Identification Numbers (RINs) are recorded as a reduction in cost of goods sold in the period when the Company commits to a price and agrees to sell all of the RINs earned during a specified period. The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs.
Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2015, there was $127,046 of goodwill and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment.

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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $1,785 in fiscal 2015, $2,542 in fiscal 2014, and $3,680 in fiscal 2013. Impairment charges are a component of operating expenses.
Excise taxes Excise taxes approximating $715,000, $646,000, and $596,000 on retail fuel sales are included in total revenue and cost of goods sold for fiscal 2015, 2014, and 2013, respectively.
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

There were no material changes in our asset retirement obligation estimates during fiscal 2015. The recorded asset for asset retirement obligations was $9,234 and $8,391 at April 30, 2015 and 2014, respectively, and is recorded in other assets, net of amortization. The discounted liability was $14,014 and $12,854 at April 30, 2015 and 2014, respectively, and is recorded in other long-term liabilities.
Self-insurance The Company is primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $31,389 and $28,429 for the years ended April 30, 2015 and 2014, respectively.
Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
Derivative instruments There were no options or futures contracts as of or during the years ended April 30, 2015, 2014, or 2013. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.
Stock-based compensation Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the statement of income over the vesting period of the award.
Segment reporting As of April 30, 2015, we operated 1,878 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food & fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Recent accounting pronouncements In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to clarify the definition of discontinued operations, limiting it to disposals of components that represent a strategic shift that has or will have a major effect on operations and financial results. Examples of a strategic shift include disposals of a major geographic area, a major line of business, or a major equity method investment. The standard was effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. It was adopted by the Company on May 1, 2015. It did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In April 2015, the FASB proposed to defer the effective date of this guidance by one year, with early adoption permitted on the original effective date.
2. ACQUISITIONS
During the year ended April 30, 2015, the Company acquired 36 stores through a variety of single store and multi-store transactions with several unrelated third parties. Of the 36 stores acquired, 32 were re-opened as a Casey's store during the 2015 fiscal year, three were closed permanently and one will be opened during the 2016 fiscal year. The acquisitions meet the criteria to be considered business combinations. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Allocation of the purchase price for the transactions in aggregate is as follows (in thousands):

Assets acquired:
Inventories	$2,863
Property and equipment	31,740
Total assets	34,603
Liabilities assumed:
Accrued expenses	86
Total liabilities	86
Net tangible assets acquired	34,517
Goodwill	6,640
Total consideration paid	$41,157

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2015	2014
Total revenue	$7,794,626	$7,948,786
Net income	$181,100	$128,265
Net income per common share
Basic	$4.67	$3.34
Diluted	$4.63	$3.30
3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT
A summary of the fair value of the Company’s financial instruments follows.
Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.
Long-term debt The fair value of the Company’s long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $887,000 and $841,000, respectively, at April 30, 2015 and 2014.
The Company’s long-term debt at carrying amount by issuance is as follows:

	As of April 30,
	2015	2014
Capitalized lease obligations discounted at 5.22% to 7.09% due in various monthly installments through 2048 (Note 7)	$9,643	$10,195
5.72% Senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	75,000	75,000
5.22% Senior notes due August 9, 2020	569,000	569,000
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	50,000
	853,643	854,195
Less current maturities	15,398	553
	$838,245	$853,642

At April 30, 2015, the Company had a bank line of credit arrangement consisting of two Promissory Notes, in the principal amount of $50,000 each (together, the “Notes”). The Notes evidenced a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). On December 17, 2013, the Company cancelled a $25,000 Promissory Note that was part of its line of credit. The interest rate to be applied to the unpaid principal balance of the first Note was at a rate of 0.750% over the Index. The interest rate applicable to the second note is 1.000% over the Index. There was a $0 balance owed on the Notes at both April 30, 2015 and April 30, 2014. The line of credit is due upon demand.
Interest expense is net of interest income of $158, $214, and $211 for the years ended April 30, 2015, 2014, and 2013, respectively. Interest expense is also net of interest capitalized of $1,209, $1,177, and $894 during the years ended April 30, 2015, 2014, and 2013, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2015, the Company was in compliance with all such financial covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2015 and thereafter:

Years ended April 30,	Capital Leases	Senior Notes	Total
2016	$398	$15,000	$15,398
2017	375	15,000	15,375
2018	396	15,000	15,396
2019	417	15,000	15,417
2020	441	15,000	15,441
Thereafter	7,616	769,000	776,616
	$9,643	$844,000	$853,643
4. PREFERRED AND COMMON STOCK
Preferred stock The Company has 1,000,000 authorized shares of preferred stock of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.
Common stock The Company currently has 120,000,000 authorized shares of common stock.
Stock option plans The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,894,908 shares available for grant at April 30, 2015 under the Plan. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. Restricted stock is transferred to the employee or non-employee immediately upon grant, whereas restricted stock units have a vesting period that must expire before the stock is transferred. We account for stock-based compensation by estimating the fair value of stock options granted under the Plan using market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income over the requisite service period using the straight-line method. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement. At April 30, 2015, stock options for 401,800 shares (which expire between 2015 and 2021) were outstanding. All stock option shares issued are previously unissued authorized shares.
On June 10, 2011, restricted stock units with respect to a total of 9,198 shares were granted to certain employees under the annual incentive compensation program. The fair value of the Company’s shares on the date of grant was $40.49. These awards vested on May 1, 2014 and compensation expense was recognized ratably over the vesting period. This award was granted at no cost to the employee.

On June 23, 2011, stock options totaling 441,000 shares were granted to certain officers and key employees. Also on the same date, restricted stock units totaling 15,000 shares were granted to the CEO. The fair value of the Company’s shares on the date of grant was $44.39. These awards vested on June 23, 2014 and compensation expense was recognized ratably over the vesting period. These awards were granted at no cost to the employees.
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
On June 8, 2012, restricted stock units with respect to a total of 32,998 shares were granted to certain employees under the annual incentive compensation program. The fair value of the Company’s shares on the date of grant was $59.48. These awards vested on May 1, 2015 and compensation expense was recognized ratably over the vesting period. This award was granted at no cost to the grantee.
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
On June 6, 2014, restricted stock units with respect to a total of 91,000 shares were granted to certain officers and key employees. The fair value of these awards was $6,584. These awards will vest on June 6, 2017. Also on that same date, restricted stock totaling 30,538 shares were granted to certain officers and key employees. The award was due to the financial performance of the Company based upon the 2014 annual incentive performance goals. The award vested immediately upon grant and the fair value was $2,209 at the time of the grant. Both awards were granted at no cost to the employees.
On September 19, 2014, restricted stock totaling 13,955 shares were granted to the non-employee members of the Board. This award was granted at no cost to the non-employee members of the Board. The award vested immediately upon grant and the fair value was $990 at the time of the grant.

Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2012	1,053,509	$32.59
Granted	—	—
Exercised	(198,200)	23.82
Forfeited	(500)	14.08
Outstanding at April 30, 2013	854,809	$34.64
Granted	—	—
Exercised	(140,785)	23.93
Forfeited	(2,000)	44.39
Outstanding at April 30, 2014	712,024	$36.73
Granted	—	—
Exercised	(310,224)	36.96
Forfeited	—	—
Outstanding at April 30, 2015	401,800	$36.55
At April 30, 2015, all outstanding options had an aggregate intrinsic value of $18,334 and a weighted average remaining contractual life of 5.13 years. All options are vested as of April 30, 2015. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2015 was $13,382, and there were 441,000 shares that vested during the year ended April 30, 2015.
At April 30, 2015, the range of exercise prices for outstanding options was $20.68 – $44.39 and the weighted average remaining contractual life of outstanding options was 5.13 years. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2015 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
20.68-24.11	7,000	22.62	1.2
25.26-26.92	159,600	25.61	3.8
44.39	235,200	44.39	6.2
	401,800
Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2012	38,198
Granted	46,998
Vested	(14,000)
Forfeited	—
Unvested at April 30, 2013	71,196
Granted	91,650
Vested	(14,150)
Forfeited	(150)
Unvested at April 30, 2014	148,546
Granted	91,000
Vested	(38,198)
Forfeited	(7,418)
Unvested at April 30, 2015	193,930

Total compensation costs recorded for the years ended April 30, 2015, 2014 and 2013 were $7,307, $5,600, and $4,270, respectively, for the stock options, restricted stock, and restricted stock unit awards. As of April 30, 2015, there was $5,714 of total unrecognized compensation costs related to the Plan and Prior Plans for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2018.

5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2015	2014	2013
Basic
Net income	$180,628	$126,820	$103,814
Weighted average shares outstanding-basic	38,743,227	38,457,680	38,297,083
Basic earnings per common share	$4.66	$3.30	$2.71
Diluted
Net income	$180,628	$126,820	$103,814
Weighted-average shares outstanding-basic	38,743,227	38,457,680	38,297,083
Plus effect of stock options and restricted stock units	360,606	410,726	322,993
Weighted-average shares outstanding-diluted	39,103,833	38,868,406	38,620,076
Diluted earnings per common share	$4.62	$3.26	$2.69
There were no options considered antidilutive; therefore, all options were included in the computation of dilutive earnings per share for fiscal 2015, 2014, and fiscal 2013, respectively.

6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2015	2014	2013
Current tax expense
Federal	$49,593	$44,078	$23,519
State	7,093	5,657	4,455
	56,686	49,735	27,974
Deferred tax expense	44,711	17,089	31,828
Total income tax expense	$101,397	$66,824	$59,802
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2015	2014
Deferred tax assets
Accrued liabilities and reserves	$8,593	$16,830
Property and equipment depreciation	12,846	11,788
Workers compensation	9,536	8,501
Deferred compensation	6,653	6,272
Equity compensation	3,767	3,598
State net operating losses & tax credits	626	2,757
Other	1,787	3,265
Total gross deferred tax assets	43,808	53,011
Less valuation allowance	228	—
Total net deferred tax assets	43,580	53,011
Deferred tax liabilities
Property and equipment depreciation	(363,965)	(332,095)
Goodwill	(18,319)	(14,989)
Other	(738)	(658)
Total gross deferred tax liabilities	(383,022)	(347,742)
Net deferred tax liability	$(339,442)	$(294,731)
At April 30, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $69,594, which are available to offset future state taxable income. These net operating loss carryforwards expire during the years 2019 through 2034. In addition, the Company had state alternative minimum tax credit carryforwards of approximately $156, which are available to reduce future state regular income taxes over an indefinite period.
There was a valuation allowance of $228 and $0 for state net operating loss deferred tax assets as of April 30, 2015 and 2014. The change in the valuation allowance was $228 and $0 for the years ending April 30, 2015 and 2014, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes. Out of period adjustments of $2,760 were recorded in fiscal 2014.

	Years ended April 30,
	2015	2014	2013
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(1.7)%	(2.1)%	(1.8)%
State income taxes, net of federal tax benefit	3.1%	3.2%	2.4%
Out of period adjustments	—%	(1.4)%	—%
Other	(0.4)%	(0.2)%	1.0%
	36.0%	34.5%	36.6%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $8,043 and $9,244 in gross unrecognized tax benefits at April 30, 2015 and 2014, respectively which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $5,264 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits decreased ($1,201) during the twelve months ended April 30, 2015, due primarily to the expiration of certain statute of limitations exceeding the increase associated with income tax filing positions for the current year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Beginning balance	$9,244	$8,938
Additions based on tax positions related to current year	1,186	1,229
Additions for tax positions of prior years	13	415
Reductions for tax positions of prior years	—	—
Reductions due to lapse of applicable statute of limitations	(2,400)	(1,338)
Settlements	—	—
Ending balance	$8,043	$9,244
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $152 and $402 at April 30, 2015 and 2014, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2015 was a decrease in tax expense of $250 and an increase of $116 for the year ended April 30, 2014.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Illinois is examining tax years 2011 and 2012. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters.
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $2,891 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2011 and forward. Tax years 2010 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
On May 1, 2014, the Company adopted the Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The pronouncement requires unrecognized tax benefits to be offset on the balance sheet by any same-jurisdiction net operating loss or tax credit carryforward that would be used to settle the position with a tax authority. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.
7. LEASES
The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.
The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2015	2014
Real estate	$13,480	$13,668
Equipment	2,564	2,610
	16,044	16,278
Less accumulated amortization	5,666	5,202
	$10,378	$11,076
Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2015:

Years ended April 30,	Capital leases	Operating leases
2016	$904	$910
2017	868	827
2018	870	814
2019	876	553
2020	967	246
Thereafter	11,992	87
Total minimum lease payments	16,477	$3,437
Less amount representing interest	6,834
Present value of net minimum lease payments	$9,643
The total rent expense under operating leases was $1,961 in 2015, $1,424 in 2014, and $1,773 in 2013.
8. BENEFIT PLANS
401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts and are allocated based on employee contributions. Contributions to the 401(k) plan were $5,852, $5,348, and $4,949 for the years ended April 30, 2015, 2014, and 2013, respectively.
On April 30, 2015 and 2014, 1,453,251 and 1,488,510 shares of common stock, respectively, were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of net income per common share.
Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2015 and 2014, respectively, were $5,626 and $5,925. The discount rates used were 4% and 4.4%, respectively, at April 30, 2015 and 2014. The amount expensed in fiscal 2015 was $326 and the Company expects to pay $625 per year for each of the next five years. Expense incurred in fiscal 2014 and fiscal 2013 was $93 and $471, respectively.
Other postemployment benefits The Company also has deferred compensation agreements with three other individuals, one current and two former employees. The amounts accrued at April 30, 2015 and 2014 were $3,960 and $3,950, respectively. The Company expects to pay $167, $497, $497, $447 and $422 the next five years under the agreements. The expense incurred in fiscal 2015, 2014 and 2013 was $219, $156, and $438 respectively.
9. COMMITMENTS
The Company has entered into an employment agreement with its chief executive officer. The agreement provides that the officer will receive aggregate base compensation of not less than $660 per year exclusive of bonuses. The agreement also provides for certain payments in the case of death or disability of the officer. The Company also has entered into employment agreements with fifteen other key employees, providing for certain payments in the event of termination following a change of control of the Company.
10. CONTINGENCIES
Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2015 and 2014 of approximately $388 and $300, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
Legal matters As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation”. On November 20, 2012, the Court preliminarily approved the previously-reported settlement involving the Company, which when approved in final form by the Court following notice to the Class would result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation. The preliminarily approved settlement includes, but is not limited to, a commitment on the part of the Company to “sticker” certain information on its fuel pumps and make a monetary payment (which is not considered to be material in amount) to the plaintiff class. The process of notice to the class began in February 2015 with notice being published in various media outlets including selected radio stations and newspapers. Objections and exclusions to the proposed settlement must be submitted electronically or postmarked by March 23, 2015. The Fairness Hearing to consider whether the settlements are fair, reasonable and adequate was held on June 9, 2015.
In addition, the Company was named as a defendant in a purported class action recently filed in federal court in Missouri on behalf of all individuals on whom Casey’s obtained a consumer report for employment purposes in the last two years.  Plaintiff alleges Casey’s violated the Fair Credit Reporting Act (FCRA)’s stand-alone disclosure requirement.  Casey’s has obtained approximately 3,900 consumer reports in the last year. The FCRA provides for statutory damages of $100 to $1,000 for each willful violation, as well as punitive damages and attorneys’ fees. The Company does not believe it is liable to the plaintiff and intends to contest the matter vigorously.
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
Other At April 30, 2015, the Company was partially self-insured for workers’ compensation claims in all fourteen states of its marketing territory and was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $19,155 and $15,000, respectively, were issued and outstanding at April 30, 2015 and 2014, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2015 and 2014, the Company had $31,389 and $28,429, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.
11. SUBSEQUENT EVENTS
Events that have occurred subsequent to April 30, 2015 have been evaluated for disclosure through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission.

12. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

	Year ended April 30, 2015
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,607,126	1,470,768	1,056,458	1,010,033	5,144,385
Grocery & other merchandise	478,586	466,934	412,711	436,591	1,794,822
Prepared food & fountain	194,610	201,196	190,393	194,688	780,887
Other	10,864	11,313	12,399	12,546	47,122
	$2,291,186	2,150,211	1,671,961	1,653,858	7,767,216
Gross profit*
Fuel	$87,872	89,637	98,418	75,228	351,155
Grocery & other merchandise	155,683	151,025	128,572	140,230	575,510
Prepared food & fountain	116,511	119,322	111,672	118,551	466,056
Other	10,848	11,298	12,384	12,534	47,064
	$370,914	371,282	351,046	346,543	1,439,785
Net income	$50,097	49,869	39,319	41,343	180,628
Income per common share
Basic	1.30	1.29	1.01	1.06	4.66
Diluted	1.28	1.28	1.01	1.05	4.62

	Year ended April 30, 2014
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,514,874	1,416,980	1,255,774	1,366,952	5,554,580
Grocery & other merchandise	423,585	416,552	364,846	378,251	1,583,234
Prepared food & fountain	166,248	171,751	158,200	162,977	659,176
Other	10,042	10,602	11,235	11,386	43,265
	$2,114,749	2,015,885	1,790,055	1,919,566	7,840,255
Gross profit*
Fuel	$91,227	67,816	55,892	52,937	267,872
Grocery & other merchandise	138,412	134,708	113,429	121,387	507,936
Prepared food & fountain	102,754	106,171	96,147	97,924	402,996
Other	10,028	10,590	11,222	11,372	43,212
	$342,421	319,285	276,690	283,620	1,222,016
Net income	$53,795	39,430	12,663	20,932	126,820
Income per common share
Basic	1.40	1.03	0.33	0.54	3.30
Diluted	1.39	1.01	0.33	0.54	3.26

*	Gross profit is given before charge for depreciation and amortization and credit card fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
As previously disclosed, management became aware during the second quarter of fiscal 2015 that an immaterial understatement of federal excise tax liability occurred during fiscal years 2012, 2013 and 2014 and the first quarter of fiscal 2015. A control deficiency was identified with regards to the review and approval of quarterly federal excise tax returns by management with the requisite skill and knowledge, and recognition of the corresponding liability and expense. The internal controls in place during this time were not responsive to changes in circumstances. While the control deficiency did not result in a material misstatement to the Company's consolidated financial statements for any period through and including the fiscal year ended April 30, 2014, or the unaudited condensed consolidated financial statements for the first fiscal quarter of fiscal year 2015, it did represent a material weakness as of April 30, 2014, since there existed a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors was recognized in revisions to our consolidated financial statements for the fiscal year ended April 30, 2014, filed on Form 10-K/A (Amendment No. 1) for the fiscal year ended April 30, 2014, and the unaudited condensed consolidated financial statements filed on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended July 31, 2014.
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures. On the basis of that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2015.

For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (l5 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)    Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2015.

KPMG LLP, as the Company's independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company's internal control over financial reporting. This report appears on page 27.

(c)    Changes in Internal Control over Financial Reporting.

As described above, during the second quarter of fiscal 2015, management concluded that there was a material weakness in internal control over financial reporting, and began actively planning for and implementing a remediation plan to address the material weakness. As of April 30, 2015, management had completed the remediation efforts as described in the Quarterly Reports on Form 10-Q for the fiscal quarters ended October 31, 2014 and January 31, 2015. In connection with the remediation, management (with the assistance of professional advisors) reviewed and made certain enhancements to our internal control over financial reporting to improve such controls and increase their efficiency, and expects to undertake additional enhancements during fiscal 2016. No other changes were made in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2015 and used in connection with the Company’s 2015 Annual Meeting of Shareholders are hereby incorporated by reference.
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
That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2015 and used in connection with the Company’s 2015 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2015 and used in connection with the Company’s 2015 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2015 and used in connection with the Company’s 2015 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Auditor Fees” as filed with the Commission within 120 days after April 30, 2015 and used in connection with the Company’s 2015 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K:

(1)	The following financial statements are included herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2015 and 2014
Consolidated Statements of Income, Three Years Ended April 30, 2015
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2015
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2015
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

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 26, 2015	By	/s/ Robert J. Myers
Robert J. Myers, Chairman and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 26, 2015	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2015	By	/s/ Robert J. Myers
Robert J. Myers
Chairman and Chief Executive Officer, Director

Date: June 26, 2015	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer

Date: June 26, 2015	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: June 26, 2015	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 26, 2015	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 26, 2015	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 26, 2015	By	/s/ Richard Wilkey
Richard Wilkey
Director

Date: June 26, 2015	By	/s/ H. Lynn Horak
H. Lynn Horak
Director

Date: June 26, 2015	By	/s/ William C. Kimball
William C Kimball
Director

Date: June 26, 2015	By	/s/ Larree M. Renda
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