Form 10-K/A
period 2015-04-30
CASEYS GENERAL STORES INC
filed 2015-06-29
CIK 726958

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

EXPLANATORY NOTE
Casey’s General Stores, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended April 30, 2015, originally filed with the Securities and Exchange Commission (SEC) on June 26, 2015 (the “Original Filing”), to include two exhibits that were inadvertently omitted from the previous filing.
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

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 29, 2015	By	/s/ Robert J. Myers
Robert J. Myers, Chairman and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 29, 2015	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2015	By	/s/ Robert J. Myers
Robert J. Myers
Chairman and Chief Executive Officer, Director

Date: June 29, 2015	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer

Date: June 29, 2015	By	/s/ Kenneth H. Haynie
Kenneth H. Haynie
Director

Date: June 29, 2015	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 29, 2015	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 29, 2015	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 29, 2015	By	/s/ Richard Wilkey
Richard Wilkey
Director

Date: June 29, 2015	By	/s/ H. Lynn Horak
H. Lynn Horak
Director

Date: June 29, 2015	By	/s/ William C. Kimball
William C Kimball
Director

Date: June 29, 2015	By	/s/ Larree M. Renda
Larree M. Renda
Director

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

6