Form 10-Q
period 2015-07-31
CASEYS GENERAL STORES INC
filed 2015-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended July 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2015
Common stock, no par value per share	38,988,265 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2015	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$46,605	48,541
Receivables	33,654	22,609
Inventories	215,329	197,331
Prepaid expenses	4,623	2,025
Deferred income taxes	16,232	15,531
Income tax receivable	—	19,223
Total current assets	316,443	305,260
Other assets, net of amortization	18,588	18,295
Goodwill	127,046	127,046
Property and equipment, net of accumulated depreciation of $1,218,404 at July 31, 2015 and $1,185,246 at April 30, 2015	2,092,297	2,019,364
Total assets	$2,554,374	2,469,965

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	July 31, 2015	April 30, 2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$—	—
Current maturities of long-term debt	15,392	15,398
Accounts payable	243,182	226,577
Accrued expenses	123,901	122,914
Income taxes payable	6,426	—
Total current liabilities	388,901	364,889
Long-term debt, net of current maturities	838,153	838,245
Deferred income taxes	354,057	354,973
Deferred compensation	17,830	17,645
Other long-term liabilities	19,532	18,984
Total liabilities	1,618,473	1,594,736
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	63,718	56,274
Retained earnings	872,183	818,955
Total shareholders’ equity	935,901	875,229
	$2,554,374	2,469,965
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2015	2014
Total revenue	$2,048,592	2,291,186
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,637,350	1,920,272
Gross profit	411,242	370,914
Operating expenses	263,582	244,318
Depreciation and amortization	39,399	36,249
Interest, net	10,084	10,506
Income before income taxes	98,177	79,841
Federal and state income taxes	36,371	29,744
Net income	$61,806	50,097
Net income per common share
Basic	$1.59	1.30
Diluted	$1.57	1.28
Basic weighted average shares outstanding	38,964,765	38,616,340
Plus effect of stock compensation	420,727	390,121
Diluted weighted average shares outstanding	39,385,492	39,006,461
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2015	2014
Cash flows from operating activities:
Net income	$61,806	50,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,399	36,249
Other amortization	110	108
Stock based compensation	1,737	1,632
(Gain) loss on disposal of assets and impairment charges	(259)	242
Deferred income taxes	(1,617)	4,037
Excess tax benefits related to stock option exercises	(1,140)	(579)
Changes in assets and liabilities:
Receivables	(11,045)	(4,490)
Inventories	(17,998)	(11,362)
Prepaid expenses	(2,598)	(1,270)
Accounts payable	3,402	4,960
Accrued expenses	3,120	10,969
Income taxes	26,986	25,782
Other, net	(107)	(18)
Net cash provided by operating activities	101,796	116,357
Cash flows from investing activities:
Purchase of property and equipment	(100,141)	(88,789)
Payments for acquisition of businesses, net of cash acquired	—	(30,774)
Proceeds from sales of property and equipment	1,288	557
Net cash used in investing activities	(98,853)	(119,006)
Cash flows from financing activities:
Repayments of long-term debt	(98)	(223)
Proceeds from exercise of stock options	1,805	4,313
Payments of cash dividends	(7,726)	(6,914)
Excess tax benefits related to stock option exercises	1,140	579
Net cash used in financing activities	(4,879)	(2,245)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2015	2014
Net decrease in cash and cash equivalents	(1,936)	(4,894)
Cash and cash equivalents at beginning of the period	48,541	121,641
Cash and cash equivalents at end of the period	$46,605	116,747
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2015	2014
Cash paid (received) during the period for:
Interest, net of amount capitalized	$3,471	3,665
Income taxes, net	10,749	(106)

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	13,203	—
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Presentation of Financial Statements
The accompanying condensed consolidated financial statements include the accounts and transactions of Casey's General Stores, Inc. (hereinafter referred to as The Company or Casey's) and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

2.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2015 and April 30, 2015, and the results of operations for the three months ended July 31, 2015 and 2014, and cash flows for the three months ended July 31, 2015 and 2014.
See the Form 10-K for the year ended April 30, 2015 for our consideration of new accounting pronouncements.

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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $887,000 at both July 31, 2015 and April 30, 2015. The Company has an aggregate $100,000 line of credit with $0 outstanding at July 31, 2015 and April 30, 2015.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,588,682 shares still available for grant at July 31, 2015. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options and restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
On June 7, 2013 and June 19, 2013 restricted stock units with respect to a total of 77,650 shares were granted to certain officers and key employees. The fair value of these awards was $4,816. These awards will vest on June 7, 2016.

On September 13, 2013, restricted stock units totaling 14,000 shares were granted to the non-employee members of the Board. The fair value of this award was $958. This award vested on May 1, 2014.
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
On June 5, 2015, restricted stock units with respect to a total of 104,200 shares were granted to certain officers and key employees. The fair value of these awards was $9,135. These awards will vest on June 5, 2018.
On June 5, 2015, restricted stock totaling 48,913 shares were granted to certain officers and key employees. The award was due to the financial performance of the Company based upon the 2015 annual incentive performance goals. The awards vested immediately upon grant and the fair value was $4,288 at the time of the grant.
At July 31, 2015, options for 352,300 shares (which expire between 2016 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2015	401,800	$36.55
Granted	—	—
Exercised	49,500	36.46
Forfeited	—	—
Outstanding at July 31, 2015	352,300	$36.56
At July 31, 2015, all 352,300 outstanding options were vested, and had an aggregate intrinsic value of $23,129 and a weighted average remaining contractual life of 4.87 years. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2015, was $2,926.
Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2015	193,930
Granted	104,200
Vested	(31,480)
Forfeited	—
Unvested at July 31, 2015	266,650
Total compensation costs recorded for the three months ended July 31, 2015 and 2014, respectively, were $1,737 and $1,632 for the stock option, restricted stock, and restricted stock unit awards. As of July 31, 2015, there were no unrecognized compensation costs related to the Plan for stock options and $13,112 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2018.

6.	Commitments and Contingencies
As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation.” A hearing to consider whether the previously-reported settlement involving the Company was fair, reasonable and adequate was conducted on June 9, 2015, and on August 21, 2015, the Court approved the same. The approved settlement includes, but is not limited to, the commitment on the part of the Company to "sticker" certain information on its gasoline pumps and to make a monetary payment (which is not considered to be material in amount) to the plaintiff class. The settlement will not be considered final until after a hearing on the attorneys' fees for the plaintiffs' counsel is held (which is anticipated to occur in November of this year) and all time for appeals have expired.
The Company is named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Western District of Missouri on behalf of all individuals on whom the Company obtained a consumer report for employment purposes during the last 2 years. Plaintiffs allege that the Company has violated the Fair Credit Reporting Act ("FCRA") disclosure requirement. The FCRA provides for statutory damages of $100 to $1,000 for each willful violation, as well as punitive damages and attorneys' fees. The Court recently denied the Company's Motion to Dismiss and Motion to Dismiss/Substitute a Proper Party, and court-ordered mediation has been scheduled for September 8, 2015. The Company believes it did not violate the FCRA disclosure requirement and intends to defend the matter vigorously.

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

The total amount of gross unrecognized tax benefits was $8,043 at April 30, 2015. At July 31, 2015, gross unrecognized tax benefits were $8,472. If this unrecognized tax benefit were ultimately recognized, $5,544 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $271 at July 31, 2015, and $152 at April 30, 2015. Net interest and penalties included in income tax expense for the three months ended July 31, 2015, was a net expense of $119 and a net benefit of $213 for the prior period.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Illinois is examining tax years 2011 and 2012. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $2,993 within the next twelve months. The expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filing positions.
The federal statute of limitation remains open for the tax years 2011 and forward. Tax years 2010 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of July 31, 2015 we operated 1,887 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9.	Subsequent Events
Events that have occurred subsequent to July 31, 2015 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the Form 10-K/A (Amendment No. 1) for the fiscal year ended April 30, 2014, and the Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended July 31, 2014, each filed on December 10, 2014.

Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores primarily under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates one store selling primarily tobacco products. On July 31, 2015, there were a total of 1,887 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At July 31, 2015, the Company owned the land at 1,867 locations and the buildings at 1,871 locations, and leased the land at 20 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $1.57 for the first quarter of fiscal 2016. For the same quarter a year-ago, diluted earnings per common share were $1.28.
During the first three months, the Company opened 8 new-store constructions, completed 7 replacement stores, acquired 1 store which is not yet open and opened one store from a prior year acquisition. The annual goal is to build or acquire 75 to 113 stores, replace 10 existing locations and complete 100 major store remodels.
Same-store sales is a common metric used in the convenience store industry.  We define same-store sales as the total sales increase (or decrease) for stores open during the full time of both periods being presented.  We exclude from the calculation any acquired stores and any stores that have been replaced with a new store, until such stores have been open during the full time of both periods being presented.  Stores that have undergone a remodel, adjustments in hours of operation, or other revisions to operating format remain in the calculation.
The first quarter results reflected a 3.4% increase in same-store fuel gallons sold, with an average margin of 17.5 cents per gallon, primarily driven by a favorable fuel margin environment that was the result of volatile wholesale costs and a favorable competitive environment. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 15.7 million renewable fuel credits for $8 million during the quarter.
Same-store sales of grocery and other merchandise increased 7.0% and prepared food and fountain increased 10.3% during the first quarter. Operating expenses increased 7.9% in the quarter primarily due to 50 more stores in operation compared to the same period a year ago, and the expansion of our operating initiatives in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels). This was offset by a decrease of approximately $2.3 million due to lower credit card fees and transportation costs.

Three Months Ended July 31, 2015 Compared to
Three Months Ended July 31, 2014
(Dollars and Amounts in Thousands)

Three months ended 7/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,286,241	$526,620	$223,382	$12,349	$2,048,592
Gross profit	$87,681	$171,549	$139,680	$12,332	$411,242
Margin	6.8%	32.6%	62.5%	99.9%	20.1%
Fuel gallons	501,169

Three months ended 7/31/2014 (1)	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,607,126	$478,586	$194,610	$10,864	$2,291,186
Gross profit	$87,872	$155,683	$116,511	$10,848	$370,914
Margin	5.5%	32.5%	59.9%	99.9%	16.2%
Fuel gallons	464,214

(1)
Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, the numbers for Gross profit for fuel, Margin for fuel, Gross profit total, and Margin total have been revised.

Total revenue for the first quarter of fiscal 2016 decreased by $242,594 (10.6%) over the comparable period in fiscal 2015. Retail fuel sales decreased by $320,885 (20.0%) as the average retail price per gallon decreased 25.9% (amounting to a $415,729 decrease), and the number of gallons sold increased by 36,955 (8.0%). During this same period, retail sales of grocery and other merchandise increased by $48,034 (10.0%), primarily due to a $25,898 increase from our unchanged store base (stores that were built or acquired before April 30, 2014 that maintained the same level of operating initiatives in both periods) and a $14,022 increase from stores that were built or acquired after April 30, 2014. Prepared food and fountain sales also increased by $28,772 (14.8%), due primarily to a $15,483 increase from our unchanged store base and a $6,907 increase from stores that were built or acquired after April 30, 2014.

The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, automated teller machine (ATM) commissions, car wash, and video rental revenues received. These revenues increased $1,485 (13.7%) for the first quarter of fiscal 2016.
Total gross profit margin was 20.1% for the first quarter of fiscal 2016, compared to 16.2% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 6.8%) during the first quarter of fiscal 2016 from the first quarter of the prior year (5.5%). The gross profit margin per gallon decreased (to $.175) in the first quarter of fiscal 2016 from the comparable period in the prior year ($.189) primarily due to the more favorable fuel margin environment in the prior year. The gross profit margin on retail sales of grocery and other merchandise was consistent (at 32.6%) as compared to the prior year (32.5%). The prepared food margin increased (to 62.5%) from the comparable period in the prior year (59.9%) primarily due to lower input costs.
Operating expenses increased $19,264 (7.9%) in the first quarter of fiscal 2016 from the comparable period in the prior year primarily due to a $7,556 increase from stores that were built or acquired after April 30, 2014 and a $2,426 increase from the expansion of our operating initiatives in our stores. Operating expenses as a percentage of total revenue were 12.9% for the first quarter of fiscal 2016 compared to 10.7% for the comparable period in the prior year, primarily due to the impact on revenue from declining fuel prices. The store level operating expenses for open stores not impacted by the initiatives were up approximately 4.0% for the quarter.
Depreciation and amortization expense increased 8.7% to $39,399 in the first quarter of fiscal 2016 from $36,249 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.
The effective tax rate decreased 30 basis points to 37.0% in the first quarter of fiscal 2016 from 37.3% in the first quarter of fiscal 2015. The decrease in the effective tax rate was primarily due to an increase in federal tax credits.

Net income increased by $11,709 (23.4%) to $61,806 from $50,097 in the prior year. The increase in net income was attributable primarily to the increases in same store sales, combined with improved margins on inside sales and better cost containment. However, this was partially offset by a reduction in fuel margin compared to prior year.

Use of Non-GAAP Measures
We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets as well as impairment charges. Both EBITDA and Adjusted EBITDA are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2015 and 2014:

	Three months ended
	July 31, 2015	July 31, 2014 (1)
Net income	$61,806	50,097
Interest, net	10,084	10,506
Federal and state income taxes	36,371	29,744
Depreciation and amortization	39,399	36,249
EBITDA	$147,660	126,596
(Gain) loss on disposal of assets and impairment charges	(259)	242
Adjusted EBITDA	$147,401	126,838

(1) Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, these numbers have been revised.

For the three months ended July 31, 2015, EBITDA and adjusted EBITDA were up 16.6% and 16.2% respectively, when compared to the same period a year ago. The increase is primarily due to 7.0% and 10.3% same-store sale increases for grocery and other merchandise and prepared food and fountain, respectively, as well as operating 50 more stores than a year ago. These increases were partially offset by a 1.4 cent per gallon decline in fuel margin.

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
Goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of July 31, 2015, there was $127,046 of goodwill. Management’s analysis of recoverability completed as of the fiscal year end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.
Long-lived Assets. The Company periodically monitors under-performing stores to assess whether the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to the reporting period, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. Management expects to continue its on-going evaluation of under-performing stores, and may periodically sell specific stores where further operational and marketing efforts are not likely to improve their performance. The Company incurred impairment charges of $15 and $132 during the three months ended July 31, 2015 and 2014, respectively. Impairment charges are a component of operating expenses.
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
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2015, the Company’s ratio of current assets to current liabilities was 0.81 to 1. The ratio at July 31, 2014 and April 30, 2015 was 0.92 to 1 and 0.84 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations decreased $14,561 (12.5%) in the three months ended July 31, 2015 from the comparable period in the prior year, primarily as a result of increases in receivable and inventory balances in the current year and an increase in accrued expenses in the prior year, offset by an increase in net income. Cash used in investing in the three months ended July 31, 2015 decreased due to the decrease in acquisition activity. Cash used in financing increased, primarily due to the increased dividend payments and a decline of proceeds from stock option issuances.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2016, the Company expended $100,141 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $119,563 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $436,000 and $528,000 in fiscal 2016 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of July 31, 2015, the Company had long-term debt of $838,153, (net of current maturities of $15,392), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $60,000 in principal amount of 5.72% Senior Notes, Series A and B, and $9,153 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $0 outstanding at July 31, 2015.
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
Cautionary Statements (Dollars in Thousands)
This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2015:
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,268 USTs, of which 3,352 are fiberglass and 916 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2015 and 2014, the Company spent approximately $1,387 and $1,224, respectively, for assessments and remediation. During the three months ended July 31, 2015, the Company expended approximately $373 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2015, approximately $18,035 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2015 of approximately $333 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2015 would have no material effect on pretax earnings.
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
Item 1A. Risk Factors
There have been no material changes in our “risk factors” from those disclosed in our 2015 Annual Report on Form 10-K.

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

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K/A for the fiscal year ended April 30, 2015).
31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 8, 2015	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document