Form 10-Q
period 2015-10-31
CASEYS GENERAL STORES INC
filed 2015-12-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended October 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2015
Common stock, no par value per share	39,006,613 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2015	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$65,580	48,541
Receivables	31,925	22,609
Inventories	204,277	197,331
Prepaid expenses	2,863	2,025
Deferred income taxes	17,704	15,531
Income tax receivable	—	19,223
Total current assets	322,349	305,260
Other assets, net of amortization	18,549	18,295
Goodwill	127,046	127,046
Property and equipment, net of accumulated depreciation of $1,255,658 at October 31, 2015 and $1,185,246 at April 30, 2015	2,162,869	2,019,364
Total assets	$2,630,813	2,469,965

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	October 31, 2015	April 30, 2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$—	—
Current maturities of long-term debt	15,393	15,398
Accounts payable	246,055	226,577
Accrued expenses	125,207	122,914
Income taxes payable	12,721	—
Total current liabilities	399,376	364,889
Long-term debt, net of current maturities	830,553	838,245
Deferred income taxes	353,955	354,973
Deferred compensation	17,639	17,645
Other long-term liabilities	19,882	18,984
Total liabilities	1,621,405	1,594,736
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	66,773	56,274
Retained earnings	942,635	818,955
Total shareholders’ equity	1,009,408	875,229
	$2,630,813	2,469,965
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Total revenue	$1,924,600	2,150,211	3,973,192	4,441,397
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,481,610	1,778,929	3,118,960	3,699,201
Gross profit	442,990	371,282	854,232	742,196
Operating expenses	267,978	244,781	531,560	489,099
Depreciation and amortization	41,807	37,275	81,206	73,524
Interest, net	10,009	10,360	20,093	20,866
Income before income taxes	123,196	78,866	221,373	158,707
Federal and state income taxes	44,163	28,997	80,534	58,741
Net income	$79,033	49,869	140,839	99,966
Net income per common share
Basic	$2.03	1.29	3.61	2.59
Diluted	$2.00	1.28	3.57	2.56
Basic weighted average shares outstanding	39,002,546	38,706,611	38,987,530	38,668,453
Plus effect of stock compensation	423,747	352,056	419,687	348,522
Diluted weighted average shares outstanding	39,426,293	39,058,667	39,407,217	39,016,975
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2015	2014
Cash flows from operating activities:
Net income	$140,839	99,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,206	73,524
Other amortization	210	198
Stock based compensation	3,373	2,667
(Gain) loss on disposal of assets and impairment charges	(191)	132
Deferred income taxes	(3,191)	4,451
Excess tax benefits related to stock option exercises	(1,417)	(1,146)
Changes in assets and liabilities:
Receivables	(9,316)	(5,193)
Inventories	(6,946)	7,594
Prepaid expenses	(838)	(1,196)
Accounts payable	2,401	(25,357)
Accrued expenses	5,075	3,872
Income taxes	33,930	23,974
Other, net	(176)	(94)
Net cash provided by operating activities	244,959	183,392
Cash flows from investing activities:
Purchase of property and equipment	(209,948)	(195,682)
Payments for acquisition of businesses, net of cash acquired	—	(34,288)
Proceeds from sales of property and equipment	2,541	1,783
Net cash used in investing activities	(207,407)	(228,187)
Cash flows from financing activities:
Repayments of long-term debt	(7,697)	(361)
Proceeds from exercise of stock options	2,089	8,571
Payments of cash dividends	(16,322)	(14,652)
Excess tax benefits related to stock option exercises	1,417	1,146
Net cash used in financing activities	(20,513)	(5,296)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2015	2014
Net increase (decrease) in cash and cash equivalents	17,039	(50,091)
Cash and cash equivalents at beginning of the period	48,541	121,641
Cash and cash equivalents at end of the period	$65,580	71,550
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2015	2014
Cash paid during the period for:
Interest, net of amount capitalized	$20,206	20,954
Income taxes, net	49,731	30,251

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	17,077	—
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
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2015 and April 30, 2015, and the results of operations for the three and six months ended October 31, 2015 and 2014, and cash flows for the six months ended October 31, 2015 and 2014.
See the Form 10-K for the year ended April 30, 2015 for our consideration of new accounting pronouncements.
In addition, on November 20, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes". The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Upon adoption, the Company will net its current deferred tax asset with its noncurrent deferred tax liability as noncurrent on the balance sheet. The ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years (with early adoption allowed). The Company plans to adopt the standard in the fourth quarter of its fiscal year ended April 30, 2016.

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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $877,000 and $887,000 at October 31, 2015 and April 30, 2015, respectively. The Company has an aggregate $100,000 line of credit with $0 outstanding at October 31, 2015 and April 30, 2015.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,573,186 shares still available for grant at October 31, 2015. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
The following table summarizes the most recent compensation grants as of October 31, 2015:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

June 7 & 19, 2013	Restricted Stock Units	77,650	Officers & Key employees	June 7, 2016	$4,816
September 13, 2013	Restricted Stock Units	14,000	Non-employee board members	May 1, 2014	$958
June 6, 2014	Restricted Stock Units	91,000	Officers & Key employees	June 6, 2017	$6,584
June 6, 2014	Restricted Stock	30,538	Officers & Key employees	Immediate (Annual performance goal)	$2,209
September 19, 2014	Restricted Stock	13,955	Non-employee board members	Immediate	$990
June 5, 2015	Restricted Stock Units	104,200	Officers & Key employees	June 5, 2018	$9,135
June 5, 2015	Restricted Stock	48,913	Officers & Key employees	Immediate (Annual performance goal)	$4,288
At October 31, 2015, options for 342,050 shares (which expire between 2016 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2015	401,800	$36.55
Granted	—	—
Exercised	59,750	34.96
Forfeited	—	—
Outstanding at October 31, 2015	342,050	$36.83
At October 31, 2015, all 342,050 outstanding options were vested, and had an aggregate intrinsic value of $23,735 and a weighted average remaining contractual life of 4.69 years. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2015, was $3,770.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2015	193,930
Granted	104,200
Vested	(31,480)
Forfeited	—
Unvested at October 31, 2015	266,650

Total compensation costs recorded for the six months ended October 31, 2015 and 2014, respectively, were $3,373 and $2,667 for the stock option, restricted stock, and restricted stock unit awards. As of October 31, 2015, there were no unrecognized compensation costs related to the Plan for stock options and $11,475 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2018.

6.	Commitments and Contingencies
As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation.” A hearing to consider whether the previously-reported settlement involving the Company was fair, reasonable and adequate was conducted on June 9, 2015, and on August 21, 2015, the Court approved the same. The approved settlement includes, but is not limited to, the commitment on the part of the Company to "sticker" certain information on its gasoline pumps and to make a monetary payment (which is not considered to be material in amount) to the plaintiff class. A hearing was held on November 19, 2015, with regard to the attorneys’ fee award for plaintiffs’ counsel. The settlement will not be considered final until after a Court order is issued awarding those fees, (which is expected to occur in or about January 2016) and all time for appeals have expired.
The Company is named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Western District of Missouri on behalf of all individuals on whom the Company obtained a consumer report for employment purposes during the last 2 years. Plaintiffs allege that the Company has violated the Fair Credit Reporting Act ("FCRA") disclosure requirement. The FCRA provides for statutory damages of $100 to $1,000 for each willful violation, as well as punitive damages and attorneys' fees. The Court denied the Company's Motion to Dismiss and Motion to Dismiss/Substitute a Proper Party.
Casey’s tentatively resolved the matter at a Court ordered mediation on September 8, 2015, for an amount which is not considered material. The parties filed the Motion for Preliminary Settlement approval in October 2015. The Court granted preliminary approval during a hearing on December 1, 2015, and an order is expected in the near future. Casey’s will provide the class member information to the settlement administrator, who will then issue the notice with a 60 days opt out period. The Court is anticipated to issue an order setting a final fairness hearing in approximately 90 days.

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

The total amount of gross unrecognized tax benefits was $8,043 at April 30, 2015. At October 31, 2015, gross unrecognized tax benefits were $8,866. If this unrecognized tax benefit were ultimately recognized, $5,799 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $306 at October 31, 2015, and $152 at April 30, 2015. Net interest and penalties included in income tax expense for the six months ended October 31, 2015, was an expense of $154 and a net benefit of $185 for the same period of the prior year.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Illinois is examining tax years 2011 and 2012. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $2,926 within the next twelve months. The expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filing positions.
The federal statute of limitation remains open for the tax years 2011 and forward. Tax years 2010 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of October 31, 2015 we operated 1,904 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9.	Subsequent Events
Events that have occurred subsequent to October 31, 2015 have been evaluated for disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores primarily under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates one store selling primarily tobacco products. On October 31, 2015, there were a total of 1,904 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates a central warehouse, the Casey’s Distribution Center, adjacent to its Corporate Headquarters facility in Ankeny, Iowa, through which it supplies grocery and general merchandise items to stores. At October 31, 2015, the Company owned the land at 1,883 locations and the buildings at 1,888 locations, and leased the land at 21 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $2.00 for the second quarter of fiscal 2016. For the same quarter a year-ago, diluted earnings per common share were $1.28.
During the first six months, the Company opened 25 new-store constructions, completed 11 replacement stores, completed 24 major remodels, acquired one store which is not yet open and opened one store from a prior year acquisition. The annual goal is to build or acquire 75 to 113 stores, replace 10 existing locations and complete 100 major store remodels.
Same-store sales is a common metric used in the convenience store industry.  We define same-store sales as the total sales increase (or decrease) for stores open during the full time of both periods being presented.  We exclude from the calculation any acquired stores and any stores that have been replaced with a new store, until such stores have been open during the full time of both periods being presented.  Stores that have undergone a major remodel, had adjustments in hours of operation, added pizza delivery, or had other revisions to their operating format remain in the calculation.
The second quarter results reflected a 3.3% increase in same-store fuel gallons sold, with an average margin of 24.7 cents per gallon, driven by a favorable fuel margin environment that was primarily the result of volatile wholesale fuel costs. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 13.6 million renewable fuel credits for $4.7 million during the quarter.
Same-store sales of grocery and other merchandise increased 7.5% and prepared food and fountain increased 9.4% during the second quarter. Operating expenses increased 9.5% in the quarter primarily due to 48 more stores in operation compared to the same period a year ago, and the expansion of our operating initiatives in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels). This was offset by a decrease of approximately $1.3 million in transportation costs, due to lower retail fuel prices.

Three Months Ended October 31, 2015 Compared to
Three Months Ended October 31, 2014
(Dollars and Amounts in Thousands)

Three months ended 10/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,166,736	$516,578	$229,388	$11,898	$1,924,600
Gross profit	$122,690	$162,904	$145,513	$11,883	$442,990
Margin	10.5%	31.5%	63.4%	99.9%	23.0%
Fuel gallons	496,226

Three months ended 10/31/2014	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,470,768	$466,934	$201,196	$11,313	$2,150,211
Gross profit	$89,637	$151,025	$119,322	$11,298	$371,282
Margin	6.1%	32.3%	59.3%	99.9%	17.3%
Fuel gallons	460,740
Total revenue for the second quarter of fiscal 2016 decreased by $225,611 (10.5%) over the comparable period in fiscal 2015. Retail fuel sales decreased by $304,032 (20.7%) as the average retail price per gallon decreased 26.3% (amounting to a $387,467 decrease), while the number of gallons sold increased by 35,486 (7.7%). During this same period, retail sales of grocery and other merchandise increased by $49,644 (10.6%), primarily due to a $25,716 increase from our unchanged store base (stores that were built or acquired before April 30, 2014 that maintained the same level of operating initiatives in both periods) and a $13,584 increase from stores that were built or acquired after April 30, 2014. Prepared food and fountain sales also increased by $28,192 (14.0%), due primarily to a $13,460 increase from our unchanged store base and a $7,270 increase from stores that were built or acquired after April 30, 2014.

The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, automated teller machine (ATM) commissions, car wash, and video rental revenues received. These revenues increased $585 (5.2%) for the second quarter of fiscal 2016.
Total gross profit margin was 23.0% for the second quarter of fiscal 2016, compared to 17.3% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 10.5%) during the second quarter of fiscal 2016 from the second quarter of the prior year (6.1%). The gross profit margin per gallon increased (to $.247) in the second quarter of fiscal 2016 from the comparable period in the prior year ($.195) primarily due to the more favorable fuel margin environment in the current year. The gross profit margin on retail sales of grocery and other merchandise decreased (to 31.5%) from the prior year (32.3%), primarily due to an out of period adjustment of $5.2 million related to warehouse costs, and a shift in product mix. The adjustment had no impact on year-to-date results. The prepared food margin increased (to 63.4%) from the comparable period in the prior year (59.3%) primarily due to lower input costs.
Operating expenses increased $23,197 (9.5%) in the second quarter of fiscal 2016 from the comparable period in the prior year primarily due to a $7,932 increase from stores that were built or acquired after April 30, 2014, and a $4,127 increase from the expansion of our operating initiatives to more stores. Operating expenses as a percentage of total revenue were 13.9% for the second quarter of fiscal 2016 compared to 11.4% for the comparable period in the prior year, primarily due to the impact on revenue from declining fuel prices. The store level operating expenses for open stores not impacted by the recent operating initiatives were up 6.6% for the quarter.
Depreciation and amortization expense increased 12.2% to $41,807 in the second quarter of fiscal 2016 from $37,275 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.
The effective tax rate decreased 100 basis points to 35.8% in the second quarter of fiscal 2016 from 36.8% in the second quarter of fiscal 2015. The decrease in the effective tax rate was primarily due to an increase in favorable permanent differences and a decrease in state tax expense.

Net income increased by $29,164 (58.5%) to $79,033 from $49,869 in the prior year. The increase in net income was attributable primarily to the increases in fuel margins, same store sales, improved margins on prepared food and fountain, and better cost containment.

Six Months Ended October 31, 2015 Compared to
Six Months Ended October 31, 2014
(Dollars and Amounts in Thousands)

Six months ended 10/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,452,977	$1,043,198	$452,770	$24,247	$3,973,192
Gross profit	$210,371	$334,453	$285,193	$24,215	$854,232
Margin	8.6%	32.1%	63.0%	99.9%	21.5%
Fuel gallons	997,395

Six months ended 10/31/2014 (1)	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,077,895	$945,520	$395,807	$22,175	$4,441,397
Gross profit	$177,506	$306,710	$235,834	$22,146	$742,196
Margin	5.8%	32.4%	59.6%	99.9%	16.7%
Fuel gallons	924,954

(1)
Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, the numbers for Gross profit for fuel, Margin for fuel, Gross profit total, and Margin total have been revised.

Total revenue for the first six months of fiscal 2016 decreased by $468,205 (10.5%) over the comparable period in fiscal 2015. Retail fuel sales decreased by $624,918 (20.3%) as the average retail price per gallon decreased (26.1%) (amounting to a $803,078 decrease) while the number of gallons sold increased by 72,441 (7.8%). During this same period, retail sales of grocery and other merchandise increased by $97,678 (10.3%), primarily due to a $51,717 increase from our unchanged store base (stores that were built or acquired before April 30, 2014 that maintained the same level of operating initiatives in both periods) and a $27,606 increase from stores that were built or acquired after April 30, 2014. Prepared food and fountain sales also increased by $56,963 (14.4%), due primarily to a $28,502 increase from our unchanged store base and a $14,177 increase from stores that were built or acquired after April 30, 2014.
The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, automated teller machine (ATM) commissions, car wash, and video rental revenues received. These revenues increased $2,072 (9.3%) through the second quarter of fiscal 2016.

Total gross profit margin was 21.5% for the first six months of fiscal 2016, compared to 16.7% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 8.6%) during the first six months of fiscal 2016 from the first six months of the prior year (5.8%). The gross profit margin per gallon also increased (to $.211) in the first six months of fiscal 2016 from the comparable period in the prior year ($.192) primarily due to the favorable fuel margin environment. The gross profit margin on retail sales of grocery and other merchandise decreased slightly (to 32.1%) from the comparable period in the prior year (32.4%). The prepared food margin increased (to 63.0%) from the comparable period in the prior year (59.6%) primarily due to lower input costs.
Operating expenses increased $42,461 (8.7%) in the first six months of fiscal 2016 from the comparable period in the prior year primarily due to a $15,499 increase from stores that were built or acquired after April 30, 2014 and a $7,050 increase from the expansion of our operating initiatives to more stores. Operating expenses as a percentage of total revenue were 13.4% for the first six months of fiscal 2016 compared to 11.0% for the comparable period in the prior year. The store level operating expenses for open stores not impacted by the recent operating initiatives were up approximately 5.3% for the first six months of fiscal 2016.

Depreciation and amortization expense increased 10.4% to $81,206 in the first six months of fiscal 2016 from $73,524 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.

The effective tax rate decreased 60 basis points to 36.4% in the first six months of fiscal year 2016 compared to 37.0% in the comparable period of fiscal year 2015. The decrease in the effective tax rate was primarily due to an increase in favorable permanent differences and a decrease in state tax expense.
Net income increased by $40,873 (40.9%) to $140,839 from $99,966 in the prior year. The increase in net income was attributable primarily due to increases in fuel margins, same store sales, improved margins on prepared food and fountain, and better cost containment.
Use of Non-GAAP Measures
We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets as well as impairment charges. Both EBITDA and Adjusted EBITDA are not presented in accordance with GAAP.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities, and they are regularly used by management for internal purposes including our capital budgeting process, evaluating acquisition targets, and assessing performance.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the six months ended October 31, 2015 and 2014:

	Three months ended		Six months ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014(1)
Net income	$79,033	49,869	$140,839	99,966
Interest, net	10,009	10,360	20,093	20,866
Federal and state income taxes	44,163	28,997	80,534	58,741
Depreciation and amortization	41,807	37,275	81,206	73,524
EBITDA	$175,012	126,501	$322,672	253,097
(Gain) loss on disposal of assets and impairment charges	(67)	(110)	191	132
Adjusted EBITDA	$174,945	126,391	$322,863	253,229

(1) Due to the immaterial error discussed in the Form 10-K/A (Amendment No. 1) filed on December 10, 2014, these numbers have been revised.

For the three months ended October 31, 2015, EBITDA and adjusted EBITDA were up 38.3% and 38.4% respectively, when compared to the same period a year ago. The increase is primarily due to improved fuel and prepared food margins, 7.5% and 9.4% same-store sale increases for grocery and other merchandise and prepared food and fountain, respectively, as well as operating 48 more stores than a year ago. For the six months ended October 31, 2015, EBITDA and adjusted EBITDA were up

27.5% and 27.5% , respectively, when compared to the same period a year ago. The increase is primarily related to improved fuel and prepared food margins, operating 48 more stores than a year ago and 7.2% and 9.8% same store sale increases for grocery and other merchandise and prepared food and fountain, respectively.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2015, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2015.

Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2015, the Company’s ratio of current assets to current liabilities was 0.81 to 1. The ratio at October 31, 2014 and April 30, 2015 was 0.81 to 1 and 0.84 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $61,567 (33.6%) in the six months ended October 31, 2015 from the comparable period in the prior year, primarily as a result of increases in net income and timing of payments on accounts payable balances in the current year. Cash used in investing in the six months ended October 31, 2015 decreased due to the decrease in acquisition activity. Cash used in financing increased, primarily due to repayments on long-term debt and a decline of proceeds from stock option issuances.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2016, the Company expended $209,948 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $229,970 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $436,000 and $528,000 in fiscal 2016 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of October 31, 2015, the Company had long-term debt of $830,553, (net of current maturities of $15,393), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $52,500 in principal amount of 5.72% Senior Notes, Series A and B, and $9,053 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $0 outstanding at October 31, 2015.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,308 USTs, of which 3,397 are fiberglass and 911 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2015 and 2014, the Company spent approximately $1,387 and $1,224, respectively, for assessments and remediation. During the six months ended October 31, 2015, the Company expended approximately $1,059 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2015, approximately $18,654 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2015 of approximately $336 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2015 would have no material effect on pretax earnings.
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

CASEY’S GENERAL STORES, INC.

Date: December 7, 2015	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document