Form 10-Q
period 2016-01-31
CASEYS GENERAL STORES INC
filed 2016-03-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended January 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2016
Common stock, no par value per share	39,050,570 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2016	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$53,563	48,541
Receivables	23,940	22,609
Inventories	189,722	197,331
Prepaid expenses	3,669	2,025
Deferred income taxes	18,831	15,531
Income tax receivable	15,001	19,223
Total current assets	304,726	305,260
Other assets, net of amortization	18,290	18,295
Goodwill	127,981	127,046
Property and equipment, net of accumulated depreciation of $1,297,852 at January 31, 2016 and $1,185,246 at April 30, 2015	2,219,552	2,019,364
Total assets	$2,670,549	2,469,965

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	January 31, 2016	April 30, 2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$2,800	—
Current maturities of long-term debt	15,380	15,398
Accounts payable	206,639	226,577
Accrued expenses	134,933	122,914
Total current liabilities	359,752	364,889
Long-term debt, net of current maturities	830,466	838,245
Deferred income taxes	399,824	354,973
Deferred compensation	17,102	17,645
Other long-term liabilities	20,275	18,984
Total liabilities	1,627,419	1,594,736
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	70,988	56,274
Retained earnings	972,142	818,955
Total shareholders’ equity	1,043,130	875,229
	$2,670,549	2,469,965
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Total revenue	$1,565,940	1,671,961	5,539,132	6,113,358
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,194,771	1,320,915	4,313,731	5,020,116
Gross profit	371,169	351,046	1,225,401	1,093,242
Operating expenses	259,625	238,782	791,185	727,881
Depreciation and amortization	43,822	40,431	125,028	113,955
Interest, net	10,132	10,191	30,225	31,057
Income before income taxes	57,590	61,642	278,963	220,349
Federal and state income taxes	19,491	22,323	100,025	81,064
Net income	$38,099	39,319	178,938	139,285
Net income per common share
Basic	$0.98	1.01	4.59	3.60
Diluted	$0.97	1.01	4.54	3.57
Basic weighted average shares outstanding	39,033,987	38,795,477	39,003,820	38,701,232
Plus effect of stock compensation	403,421	322,674	397,551	309,125
Diluted weighted average shares outstanding	39,437,408	39,118,151	39,401,371	39,010,357

Dividends declared per share	0.22	0.20	0.66	0.60
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2016	2015
Cash flows from operating activities:
Net income	$178,938	139,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,028	113,955
Other amortization	310	260
Stock based compensation	5,793	6,292
Loss on disposal of assets and impairment charges	314	584
Deferred income taxes	41,551	27,631
Excess tax benefits related to stock option exercises	(2,563)	(3,014)
Changes in assets and liabilities:
Receivables	(1,331)	3,624
Inventories	7,744	39,228
Prepaid expenses	(1,644)	(1,428)
Accounts payable	(33,193)	(80,747)
Accrued expenses	13,962	(16,580)
Income taxes	7,523	10,986
Other, net	(348)	(216)
Net cash provided by operating activities	342,084	239,860
Cash flows from investing activities:
Purchase of property and equipment	(312,588)	(292,144)
Payments for acquisition of businesses, net of cash acquired	(4,252)	(37,073)
Proceeds from sales of property and equipment	3,546	2,158
Net cash used in investing activities	(313,294)	(327,059)
Cash flows from financing activities:
Repayments of long-term debt	(7,797)	(456)
Net borrowings of short-term debt	2,800	18,500
Proceeds from exercise of stock options	3,595	10,535
Payments of cash dividends	(24,929)	(22,398)
Excess tax benefits related to stock option exercises	2,563	3,014
Net cash (used in) provided by financing activities	(23,768)	9,195

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2016	2015
Net increase (decrease) in cash and cash equivalents	5,022	(78,004)
Cash and cash equivalents at beginning of the period	48,541	121,641
Cash and cash equivalents at end of the period	$53,563	43,637
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2016	2015
Cash paid during the period for:
Interest, net of amount capitalized	$23,125	24,536
Income taxes, net	50,862	42,352

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	13,256	4,644
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
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2016 and April 30, 2015, and the results of operations for the three and nine months ended January 31, 2016 and 2015, and cash flows for the nine months ended January 31, 2016 and 2015.
See the Form 10-K for the year ended April 30, 2015 for our consideration of new accounting pronouncements.
In addition, on November 20, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes". The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Upon adoption, the Company will net its current deferred tax asset with its noncurrent deferred tax liability and present as noncurrent on the balance sheet. The ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years (with early adoption allowed). The Company plans to adopt the standard in the fourth quarter of its fiscal year ended April 30, 2016.

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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $876,000 and $887,000 at January 31, 2016 and April 30, 2015, respectively. The Company has an aggregate $100,000 line of credit with $2,800 outstanding at January 31, 2016 and $0 at April 30, 2015.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,576,936 shares still available for grant at January 31, 2016. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
The following table summarizes the most recent compensation grants as of January 31, 2016:

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
At January 31, 2016, options for 296,200 shares (which expire between 2016 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2015	401,800	$36.55
Granted	—	—
Exercised	103,100	34.86
Forfeited	2,500	25.26
Outstanding at January 31, 2016	296,200	$37.23
At January 31, 2016, all 296,200 outstanding options were vested, and had an aggregate intrinsic value of $24,735 and a weighted average remaining contractual life of 4.52 years. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2016, was $7,650.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2015	193,930
Granted	104,200
Vested	(33,355)
Forfeited	(1,875)
Unvested at January 31, 2016	262,900

Total compensation costs recorded for the nine months ended January 31, 2016 and 2015, respectively, were $5,793 and $6,292 for the stock option, restricted stock, and restricted stock unit awards to employees. As of January 31, 2016, there were no unrecognized compensation costs related to the Plan for stock options and $9,773 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2019.

6.	Commitments and Contingencies
As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation.” A hearing to consider whether the previously-reported settlement involving the Company was fair, reasonable and adequate was conducted on June 9, 2015, and on August 21, 2015, the Court approved the same. The approved settlement includes, but is not limited to, the commitment on the part of the Company to "sticker" certain information on its gasoline pumps and to make a monetary payment (which is not considered to be material in amount) to the plaintiff class. A hearing was held on November 19, 2015 with regard to the attorneys’ fee award for plaintiffs’ counsel, and an order awarding fees was filed by the Court on February 17, 2016. However, the settlement will not be considered final until all time for appeals have expired.
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
Casey’s tentatively resolved the matter at a Court ordered mediation on September 8, 2015, for an amount which is not considered material. The parties filed the Motion for Preliminary Settlement approval in October 2015. The Court granted preliminary approval on December 2, 2015.

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

The total amount of gross unrecognized tax benefits was $8,043 at April 30, 2015. At January 31, 2016, gross unrecognized tax benefits were $9,055. If this unrecognized tax benefit were ultimately recognized, $5,923 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $338 at January 31, 2016, and $152 at April 30, 2015. Net interest and penalties included in income tax expense for the nine months ended January 31, 2016, was an expense of $186 and a net benefit of $176 for the same period of the prior year.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Illinois is examining tax years 2011 and 2012. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $2,942 within the next twelve months. The expected decrease is due to the expiration of the statute of limitations related to certain state income tax filing positions.

The federal statute of limitation remains open for the tax years 2012 and forward. Tax years 2010 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of January 31, 2016 we operated 1,911 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores primarily under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates one store selling primarily tobacco products. On January 31, 2016, there were a total of 1,911 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates two central warehouses (distribution centers), through which it supplies grocery and general merchandise items to stores. One is adjacent to its Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana (fully operational in February 2016). At January 31, 2016, the Company owned the land at 1,890 locations and the buildings at 1,895 locations, and leased the land at 21 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $0.97 for the third quarter of fiscal 2016. For the same quarter a year-ago, diluted earnings per common share were $1.01.
During the first nine months, the Company opened 31 new-store constructions, completed 11 replacement stores, completed 60 major remodels, acquired three stores, closed two stores, and opened one store from a prior year acquisition. The Company currently has 22 new stores under construction and another 59 sites under contract for future new builds. The annual goal is to build or acquire 75 to 113 stores, replace 10 existing locations and complete 100 major store remodels.
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
The third quarter results reflected a 1.6% increase in same-store fuel gallons sold, with an average margin of 18.1 cents per gallon, compared to a 22 cent margin in the same quarter a year ago. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 15.2 million renewable fuel credits for $9.2 million during the quarter.
Same-store sales of grocery and other merchandise increased 7.1% and prepared food and fountain increased 6.0% during the third quarter. Operating expenses increased 8.7% in the quarter primarily due to 42 more stores in operation compared to the same period a year ago, and the expansion of our operating programs in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels). This was offset by a decrease of approximately $1.1 million in transportation costs, due to lower retail fuel prices.

Three Months Ended January 31, 2016 Compared to
Three Months Ended January 31, 2015
(Dollars and Amounts in Thousands)

Three months ended 1/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$888,744	$453,388	$209,595	$14,213	$1,565,940
Gross profit	$85,460	$141,482	$130,027	$14,200	$371,169
Margin	9.6%	31.2%	62.0%	99.9%	23.7%
Fuel gallons	472,259

Three months ended 1/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,056,458	$412,711	$190,393	$12,399	$1,671,961
Gross profit	$98,418	$128,572	$111,672	$12,384	$351,046
Margin	9.3%	31.2%	58.7%	99.9%	21.0%
Fuel gallons	446,842
Total revenue for the third quarter of fiscal 2016 decreased by $106,021 (6.3%) over the comparable period in fiscal 2015. Retail fuel sales decreased by $167,714 (15.9%) as the average retail price per gallon decreased 20.4% (amounting to a $215,546 decrease), while the number of gallons sold increased by 25,417 (5.7%). During this same period, retail sales of grocery and other merchandise increased by $40,677 (9.9%), primarily due to a $20,462 increase from our unchanged store base (stores that were built or acquired before April 30, 2014 that maintained the same level of operating programs in both periods) and a $12,354 increase from stores that were built or acquired after April 30, 2014. Prepared food and fountain sales also increased by $19,202 (10.1%), due primarily to a $6,854 increase from our unchanged store base and a $6,743 increase from stores that were built or acquired after April 30, 2014.

The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, automated teller machine (ATM) commissions, car wash, and video rental revenues received. These revenues increased $1,814 (14.6%) for the third quarter of fiscal 2016.
Total gross profit margin was 23.7% for the third quarter of fiscal 2016, compared to 21.0% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 9.6%) during the third quarter of fiscal 2016 from the third quarter of the prior year (9.3%). The gross profit margin per gallon decreased (to $0.181) in the third quarter of fiscal 2016 from the comparable period in the prior year ($0.220) primarily due to the more favorable fuel margin environment in the prior year. The gross profit margin on retail sales of grocery and other merchandise was consistent (at 31.2%) with the prior year (31.2%). The prepared food margin increased (to 62.0%) from the comparable period in the prior year (58.7%) primarily due to lower input costs.
Operating expenses increased $20,843 (8.7%) in the third quarter of fiscal 2016 from the comparable period in the prior year primarily due to a $7,541 increase from stores that were built or acquired after April 30, 2014 and a $4,090 increase from the expansion of our operating programs in our stores. Operating expenses as a percentage of total revenue were 16.6% for the third quarter of fiscal 2016 compared to 14.3% for the comparable period in the prior year, primarily due to the impact on revenue from declining fuel prices. The store level operating expenses for open stores not impacted by the recent operating programs were up 4.4% for the quarter.
Depreciation and amortization expense increased 8.4% to $43,822 in the third quarter of fiscal 2016 from $40,431 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.
The effective tax rate decreased 240 basis points to 33.8% in the third quarter of fiscal 2016 from 36.2% in the third quarter of fiscal 2015. The decrease in the effective tax rate was related primarily to the retroactive renewal of the work opportunity tax credit during the quarter, an increase in favorable permanent differences, and a decrease in state tax expense.

Net income decreased by $1,220 (3.1)% to $38,099 from $39,319 in the prior year. The decrease in net income was attributable primarily to the decrease in fuel margin per gallon, offset by an increase in gallons sold, improved margins on prepared food and fountain, and better cost containment.

Nine Months Ended January 31, 2016 Compared to
Nine Months Ended January 31, 2015
(Dollars and Amounts in Thousands)

Nine months ended 1/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,341,721	$1,496,586	$662,364	$38,461	$5,539,132
Gross profit	$295,830	$475,935	$415,220	$38,416	$1,225,401
Margin	8.9%	31.8%	62.7%	99.9%	22.1%
Fuel gallons	1,469,654

Nine months ended 1/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$4,134,353	$1,358,231	$586,199	$34,575	$6,113,358
Gross profit	$275,923	$435,282	$347,506	$34,531	$1,093,242
Margin	6.7%	32.0%	59.3%	99.9%	17.9%
Fuel gallons	1,371,796
Total revenue for the first nine months of fiscal 2016 decreased by $574,226 (9.4%) over the comparable period in fiscal 2015. Retail fuel sales decreased by $792,632 (19.2%) as the average retail price per gallon decreased 24.6% (amounting to a $1,015,143 decrease) while the number of gallons sold increased by 97,858 (7.1%). During this same period, retail sales of grocery and other merchandise increased by $138,355 (10.2%), primarily due to a $72,415 increase from our unchanged store base (stores that were built or acquired before April 30, 2014 that maintained the same level of operating programs in both periods) and a $39,960 increase from stores that were built or acquired after April 30, 2014. Prepared food and fountain sales also increased by $76,165 (13.0%), due primarily to a $34,701 increase from our unchanged store base and a $20,920 increase from stores that were built or acquired after April 30, 2014.
The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, automated teller machine (ATM) commissions, car wash, and video rental revenues received. These revenues increased $3,886 (11.2%) through the third quarter of fiscal 2016.

Total gross profit margin was 22.1% for the first nine months of fiscal 2016, compared to 17.9% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 8.9%) during the first nine months of fiscal 2016 from the first nine months of the prior year (6.7%). The gross profit margin per gallon was consistent (at $.201) in the first nine months of fiscal 2016 with the comparable period in the prior year ($.201). The gross profit margin on retail sales of grocery and other merchandise decreased slightly (to 31.8%) from the comparable period in the prior year (32.0%). The prepared food margin increased (to 62.7%) from the comparable period in the prior year (59.3%) primarily due to lower input costs.
Operating expenses increased $63,304 (8.7%) in the first nine months of fiscal 2016 from the comparable period in the prior year primarily due to a $23,064 increase from stores that were built or acquired after April 30, 2014 and an $11,519 increase from the expansion of our operating programs in our stores. Operating expenses as a percentage of total revenue were 14.3% for the first nine months of fiscal 2016 compared to 11.9% for the comparable period in the prior year, primarily due to the impact on revenue from declining fuel prices. The store level operating expenses for open stores not impacted by the recent operating programs were up approximately 5.1% for the first nine months of fiscal 2016.
Depreciation and amortization expense increased 9.7% to $125,028 in the first nine months of fiscal 2016 from $113,955 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.

The effective tax rate decreased 90 basis points to 35.9% in the first nine months of fiscal year 2016 compared to 36.8% in the comparable period of fiscal year 2015. The decrease in the effective tax rate was related primarily to an increase in favorable permanent differences and a decrease in state tax expense.
Net income increased by $39,653 (28.5%) to $178,938 from $139,285 in the prior year. The increase in net income was attributable primarily due to increases in fuel gallons sold, same store sales increases, improved margins on prepared food and fountain, and better cost containment.
Use of Non-GAAP Measures
We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets as well as impairment charges. Neither EBITDA nor Adjusted EBITDA are considered GAAP measures, and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. These measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2016 and 2015:

	Three months ended		Nine months ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Net income	$38,099	39,319	$178,938	139,285
Interest, net	10,132	10,191	30,225	31,057
Federal and state income taxes	19,491	22,323	100,025	81,064
Depreciation and amortization	43,822	40,431	125,028	113,955
EBITDA	$111,544	112,264	$434,216	365,361
(Gain) loss on disposal of assets and impairment charges	505	452	314	584
Adjusted EBITDA	$112,049	112,716	$434,530	365,945
For the three months ended January 31, 2016, EBITDA and adjusted EBITDA were down 0.6% and 0.6% respectively, when compared to the same period a year ago. The decrease is primarily due to better fuel margins in the prior year, offset by improved margins in prepared food and fountain, 7.1% and 6.0% same-store sale increases for grocery and other merchandise and prepared food and fountain, respectively, as well as operating 42 more stores than a year ago. For the nine months ended January 31, 2016, EBITDA and adjusted EBITDA were up 18.8% and 18.7% , respectively, when compared to the same period a year ago. The increase is primarily related to increases in fuel gallons sold, improved prepared food and fountain margins, operating 42 more stores than a year ago, and 7.1% and 8.5% same store sale increases for grocery and other merchandise and prepared food and fountain, respectively.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2015, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2016.

Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2016, the Company’s ratio of current assets to current liabilities was 0.85 to 1. The ratio at January 31, 2015 and April 30, 2015 was 0.79 to 1 and 0.84 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $102,224 (42.6%) in the nine months ended January 31, 2016 from the comparable period in the prior year, primarily as a result of increases in net income and favorable developments on income taxes in the current year. Cash used in investing in the nine months ended January 31, 2016 decreased due to the decrease in acquisition activity. Cash used in financing increased, primarily due to repayments on long-term debt and a decline of proceeds from stock option issuances.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2016, the Company expended $316,840 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $329,217 for the comparable period in the prior year. At the beginning of the year, the Company had anticipated expending between $436,000 and $528,000 in fiscal 2016 for construction, acquisition and remodeling of stores, primarily from existing cash and funds generated by operations.

As of January 31, 2016, the Company had long-term debt of $830,466, (net of current maturities of $15,380), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $52,500 in principal amount of 5.72% Senior Notes, Series A and B, and $8,966 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $2,800 outstanding at January 31, 2016.
To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of debt, existing cash, and funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of stores are expected to be met from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,322 USTs, of which 3,421 are fiberglass and 901 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.

Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2015 and 2014, the Company spent approximately $1,387 and $1,224, respectively, for assessments and remediation. During the nine months ended January 31, 2016, the Company expended approximately $1,367 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2016, approximately $19,138 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2016 of approximately $311 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2016 would have no material effect on pretax earnings.
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

During the second quarter of fiscal 2015, management concluded that there was a material weakness in internal control over financial reporting, and began actively planning for and implementing a remediation plan to address the material weakness. As of April 30, 2015, management had completed the remediation efforts as described in the Quarterly Reports on Form 10-Q for the fiscal quarters ended October 31, 2014 and January 31, 2015. In connection with the remediation, management (with the assistance of professional advisors) reviewed and made certain enhancements to our internal control over financial reporting to improve such controls and increase their efficiency. No other changes were made in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

CASEY’S GENERAL STORES, INC.

Date: March 7, 2016	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Robert J. Myers under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certificate of Robert J. Myers under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document