Form 10-K
period 2016-04-30
CASEYS GENERAL STORES INC
filed 2016-06-27
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2015, was approximately $4.1 billion based on the closing sales price ($106.22 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 21, 2016
Common Stock, no par value per share	39,135,363 shares
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2016.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
Casey’s General Stores, Inc. (“Casey’s”) and its wholly owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company” or “we”) operate convenience stores under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily in Iowa, Missouri, and Illinois. The Company also operates two stores selling primarily tobacco products. The stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all but two Casey’s stores offer fuel for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2016 there were a total of 1,931 stores in operation. There were 51 stores newly constructed in fiscal 2016. We closed three stores in fiscal 2016. We also acquired five additional stores in fiscal 2016; four of those stores were opened in fiscal 2016, and one will be opened during the 2017 fiscal year. We opened our second distribution center in Terre Haute, Indiana in February, 2016, from which, combined with our existing distribution center adjacent to our corporate headquarters in Ankeny, Iowa, we supply grocery and general merchandise items to our stores.
Approximately 57% of all our stores are located in areas with populations of fewer than 5,000 persons, while approximately 18% of our stores are located in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, and quality of service.
Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967. One of our subsidiaries, Casey’s Marketing Company (Marketing Company), was incorporated in Iowa in March 1995. A second subsidiary, Casey’s Services Company (Services Company), operates from a nearby facility in Ankeny and was also incorporated in Iowa in March 1995. A third subsidiary, Casey’s Retail Company, was incorporated in Iowa in 2004 and a fourth subsidiary, CGS Sales Corp., was incorporated in 2008. A fifth subsidiary, Tobacco City Inc., was incorporated in Iowa in 2014. All subsidiaries other than Services Company operate from the Corporate Headquarters.
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
General
We seek to meet the needs of residents of smaller towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. We have succeeded at operating Casey’s General Stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these offerings. We currently own most of our real estate, including substantially all of our stores, both distribution centers, the Services Company facility, and the Corporate Headquarters facility.
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
Casey’s Retail Company operates stores in Illinois, Kansas, Minnesota, Nebraska, North Dakota and South Dakota; it also holds the rights to the Casey’s trademark and trade name. The Marketing Company owns and has responsibility for the operation of stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Oklahoma, Tennessee and Wisconsin. The Marketing Company also has responsibility for all of our wholesale operations, including both distribution centers. The Services Company provides a variety of construction and transportation services for all stores. CGS Sales Corp. operates one store in Iowa and one in Nebraska. Tobacco City Inc. operates two stores in North Dakota.
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
All but two Casey’s General Stores offer gasoline or diesel fuel for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name.
It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2016, the Company was selling donuts prepared on store premises in approximately 99% of our stores in addition to cookies, brownies, and other bakery items. The Company installs donut-making equipment in all newly constructed stores.
We began marketing made-from-scratch pizza in 1984, and it was available in 1,905 stores (99%) as of April 30, 2016. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, pizza rolls, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, and potato cheese bites and other seasonal items. The newly constructed stores and many of the remodeled stores now offer made-to-order sub sandwiches.
The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 34% of our total revenue, but they have resulted in approximately 77% of our gross profit. Gross profit margins on prepared food items averaged approximately 61% during the three fiscal years ended April 30, 2016—substantially higher than the gross profit margin on retail sales of fuel, which averaged approximately 7%.

Store Design
Casey’s General Stores are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The current larger store design measures 39 feet by 103 feet with approximately 2,500 square feet devoted to sales area, 500 square feet to kitchen space, 400 square feet to storage, and 2 large public restrooms. There is also a smaller store design that is generally designated for smaller communities that measures 43 feet by 75 feet, with approximately 1,600 square feet devoted to sales area with the remaining areas similar in size. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 10 islands of fuel dispensers and storage tanks with capacity for 30,000 to 50,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow sign which displays Casey’s name and service mark.
All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. As of April 30, 2016, we operate approximately 950 stores on a 24-hour basis. All stores maintain a bright, clean interior and provide prompt checkout service.
Store Locations
The Company traditionally has located its stores in smaller towns not served by national-chain convenience stores. Management believes that a Casey’s General Store provides a service not otherwise available in small towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store-site selection criteria emphasize the population of the immediate area and daily highway traffic volume. We can operate effectively at a highway location in a community with a population of as few as 400.
Fuel Operations
Fuel sales are an important part of our revenue and earnings. Approximately 59% of Casey’s total revenue for the year ended April 30, 2016 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the three fiscal years ended April 30, 2016:

	Year ended April 30,
	2016	2015	2014
Number of gallons sold	1,951,814	1,816,596	1,665,600
Total retail fuel sales	$4,214,802	$5,144,385	$5,554,580
Percentage of total revenue	59.2%	66.2%	70.8%
Gross profit percentage (excluding credit card fees)	9.1%	6.8%	4.8%
Average retail price per gallon	$2.16	$2.83	$3.33
Average gross profit margin per gallon (excluding credit card fees)	19.55 ¢	19.33 ¢	16.08 ¢
Average number of gallons sold per store*	1,015	968	932

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Retail prices of fuel decreased significantly during the year ended April 30, 2016. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation, our continued efforts to price our retail fuel to compete in local market areas, the lower retail prices, and the growth in expanded hour stores. Gross profit percentage represents the fuel gross profit divided by the gross fuel sales dollars, so as retail fuel prices fluctuate in a period of consistent gross margin per gallon, the gross profit percentage will also fluctuate in an inverse relationship to fuel price. For additional information concerning the Company’s fuel operations, see Item 7 herein.
Distribution and Wholesale Arrangements
The Marketing Company supplies all stores with groceries, food, health and beauty aids, and general merchandise from our distribution centers. The stores place orders for merchandise electronically to our headquarters in Ankeny, and we fill the orders with weekly shipments in Company-owned delivery trucks from one of the distribution centers, depending on geographic proximity to the store. All of our existing and most of our proposed stores are within our two distribution centers' optimum efficiency range—a radius of approximately 500 miles around each center.
In fiscal 2016, we purchased directly from manufacturers a majority of the food and nonfood items supplied to stores from our distribution centers. It is our practice, with few exceptions, not to enter into long-term supply contracts with any of the suppliers of products sold by Casey’s General Stores. We believe the practice enables us to respond flexibly to changing market conditions with minimal impact on margins.
Personnel
On April 30, 2016, we had 14,451 full-time employees and 20,546 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.
Competition
Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey’s General Stores. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores, similar retail outlets, and, to a lesser extent, prepared food outlets, restaurants, and expanded fuel stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, expanded fuel stations, supermarkets, discount food stores, and traditional convenience stores. Convenience store chains competing in the larger towns served by Casey’s General Stores include Quik Trip, Kwik Trip, Kum & Go, and other regional chains. Some of the Company’s competitors have greater financial and other resources than we do. These competitive factors are discussed further in Item 7 of this Form 10-K.

Trademarks and Service Marks
The names "Casey's" and “Casey’s General Store” and the marks consisting of the Casey’s design logos (with the words “Casey’s General Store”) and the weathervane are registered trademarks and service marks under federal law. We believe these marks are of material importance in promoting and advertising the Company’s business. The Company has a number of other registered and unregistered trademarks and service marks that are significant to the Company from an operational and branding perspective (e.g. "Casey's Pizza", "Casey's Famous for Pizza", etc.).

Government Regulation (dollars in thousands)
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, our new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 4,360 USTs, 3,462 of which are fiberglass and 898 are steel, and we believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2016 and 2015, we spent approximately $1,621 and $1,387, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2016, approximately $19,414 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2016, we had an accrued liability of approximately $341 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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
The convenience store and retail fuel industries in which we operate are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with many other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, fast food outlets, and mass merchants, including retail gasoline companies that have more extensive retail outlets, greater brand name recognition and established fuel supply arrangements. Several non-traditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the retail fuel business. These non-traditional fuel retailers have obtained a significant share of the motor fuels market, and their market share is expected to grow. Certain of these non-traditional retailers may use more extensive promotional pricing or discounts, both at the fuel pump and in the convenience store, to encourage in-store merchandise sales and gasoline sales. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may have a greater ability to bear the economic risks inherent in our industry, and may be able to respond better to changes in the economy and new opportunities within the industry. This intense competition could adversely affect our revenues and profitability, and have a material adverse impact on our business and results of operations.
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
Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 66% of total revenue and our fuel gross profit accounted for approximately 23% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, can significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and our wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the absence of fuel contracts that guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale petroleum costs have resulted and could in the future result in significant increases in the retail price of petroleum products and in lower average fuel margins per gallon. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. These factors could adversely affect our fuel gallon volume, fuel gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.
In addition, wholesale petroleum prices, fuel gallons sold, fuel gross profits and merchandise sales can be subject to seasonal fluctuations. Consumer demand for motor fuel typically increases during the summer driving season and typically falls during the winter months. Travel, recreation and construction activities are usually higher in the summer months in the Midwest, increasing the demand for motor fuel and merchandise that we sell. For that reason, our fuel volumes are typically higher in the first and second quarters of our fiscal year. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel gross profits and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Changing consumer preferences for alternative motor fuel and improvements in fuel efficiency could adversely impact our business.
Technological advancement, regulatory changes, or changes in consumer preferences toward alternative motor fuels or more fuel-efficient vehicles could reduce demand for the fuel products we currently sell. In addition, a shift toward electric, hydrogen, natural gas or other alternative fuel-powered vehicles could fundamentally change the shopping and driving habits of our customers or lead to new forms of fueling destinations or new competitive pressure. New technologies developed to improve the fuel efficiency of automobiles, or further governmental mandates to improve fuel efficiency, may result in decreased demand for conventional fuel. Any of these outcomes could potentially result in fewer customer visits to our stores, decreases both in fuel and general merchandise sales revenue or lower profit margins, which could have a material adverse effect on our business, financial condition and results of operations.
Legal, political, scientific and technological developments related to fuel efficiency and climate change may decrease demand for motor fuel.
Changes in our climate including the effects of greenhouse gas emissions in the environment may lessen the demand for our largest revenue product, petroleum-based motor fuel, or lead to additional government regulation. Consumer attitudes toward this product and its relationship to the environment and additional regulations could significantly affect our revenue and the ability to market fuel. Technological advances to reducing fuel use may steer public opinion against our product, which could have a material adverse effect on our business, financial condition and results of operations. In addition, new advancements that improve fuel efficiency or other governmental mandates to advance fuel efficiency may result in a reduction in demand for petroleum-based motor fuel, which again could have a material adverse effect on our business.
Increased credit card expenses could increase operating expenses.
A significant percentage of our fuel sales are made with the use of credit cards. Since the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movement result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2016, 2015, and 2014, were approximately $100 million, $100 million, and $95 million, respectively.

Wholesale cost and tax increases relating to tobacco products could affect our operating results.
Sales of tobacco products have averaged approximately 10% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 10% of total gross profit for the same period. Any significant increases in wholesale cigarette costs or tax increases on tobacco products may have a materially adverse effect on unit demand for cigarettes domestically. Currently, major cigarette manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes. In the event these rebates are no longer offered or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. For example, various petroleum marketing retailers, distributors and refiners recently defended class-action claims alleging that the sale of unadjusted volumes of fuel at temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. Certain claims asserted in these lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.
Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data, whether as a result of cybersecurity attacks or otherwise, or to comply with applicable regulations relating to data security and privacy.
In the normal course of our business as a motor fuel and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts and engaged professional advisers in the protection of our IT systems and incident response programs, and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.
Cyberattacks are rapidly evolving and becoming increasingly sophisticated, and a number of retailers have reported data breaches in recent months resulting in the exposure of sensitive customer data, including payment card information. A successful cyberattack resulting in the loss of sensitive customer, employee or vendor data could result in customer litigation being brought against us and damage claims made by or on behalf of the payment card industry and/or affected financial institutions. Certain of such claims, if resolved against us, could give rise to substantial monetary damages which are not fully covered by our insurance policies and which could adversely affect our reputation, results of operations, financial condition and liquidity. Moreover, a security breach could require that we expend significant additional resources to further upgrade the security measures that we employ to guard against cyberattacks.

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.
Current economic conditions, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products the Company sells in its stores. Unfavorable economic conditions, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, causing customers to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines in both fuel and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.
Risks Related to Our Business
The prices of “RINs” and certain commodities fluctuate widely.
In certain states, we generate fuel revenues by blending bulk fuel with ethanol and bio-diesel and selling the associated “renewable identification numbers” (“RINs”) that are released in the process. The market prices paid to us for our “RINs”, can fluctuate widely from period to period and have a significant impact on our financial results for a particular period or periods. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action, perceptions concerning the prospect for changes in the renewable fuels standards or the future availability of RINs, and other market dynamics. During the past three fiscal years, the average sale price has been $0.57 per RIN. Due to the inherent price volatility of RINs, there can be no assurance that we will be able to sell our RINs in the future at any particular price. Any significant decline in the market price of RINs, could have a material adverse effect on our results of operations in a particular period or periods.
The wholesale costs we pay for certain other commodities such as cheese and coffee also can fluctuate widely from period to period. Any significant increase in the wholesale costs of such commodities could have a material adverse impact on our results of operations in a particular period or periods.
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
An important part of our growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2015 through April 30, 2016 we acquired five and opened four convenience stores. We expect to continue pursuing acquisition opportunities.
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
We are subject to extensive governmental regulations.
Our business is subject to extensive governmental laws and regulations that include but are not limited to those relating to environmental protection; the preparation, sale and labeling of food; minimum wage, overtime and other employment laws and regulations; compliance with the Patient Protection and Affordable Care Act and the American with Disabilities Act; legal restrictions on the sale of alcohol, tobacco, money order and lottery products; compliance with the Payment Card Industry Data Security Standards and similar requirements; securities laws and Nasdaq listing standards. The costs of compliance with these laws and regulations is substantial, and a violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.
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
Any appreciable increase in income, overtime pay, or the statutory minimum salary requirements, minimum wage rate, or adoption of mandated healthcare benefits would result in an increase in our labor costs. Such cost increases or the penalties for failing to comply with such statutory minimum could adversely affect our business, financial condition, and results of operations. State or federal lawmakers or regulators may also enact new laws or regulations applicable to us that may have a material adverse and potentially disparate impact on our business.

Health care reform legislation could have a continued negative impact on our business.
The Patient Protection and Affordable Care Act (the “PPACA”) as well as other healthcare reform legislation being considered by Congress and various State legislatures may have a continued negative impact on our business. Although some of the rules, reforms and regulations required to implement the PPACA have not yet been fully implemented, such reforms appear likely to significantly increase our employee healthcare-related costs and therefore our operating expenses. As the provisions of such reform legislation are phased in over time, the resulting changes to our healthcare cost structure could have a material adverse effect on our business, financial condition and results of operations.
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
We may be the subject of complaints or litigation arising from food-related illness or injury in general which could have a negative impact on our business. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, employee relations or other matters related to our prepared food operations may materially adversely affect demand for our prepared food offerings and could result in a decrease in customer traffic to our convenience stores.
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
The market price of our common stock will also be affected by our quarterly operating results and same store sales results, which may be expected to fluctuate. Some of the factors that may affect our quarterly results and same store sales include general, regional, and national economic conditions; competition; unexpected costs; changes in retail pricing, consumer trends, and the number of stores we open and/or close during any given period; costs of compliance with corporate governance and Sarbanes-Oxley requirements. Other factors are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may not be able to resell your shares of our common stock at or above the price you pay.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We own our corporate headquarters (built in 1990) and both distribution centers. Located on an approximately 45-acre site in Ankeny, Iowa, our corporate headquarters, our first distribution center, and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. We also own a building near our corporate headquarters where we operate our construction and support services departments. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 300,000 square feet of warehouse space.
On April 30, 2016, we also owned the land at 1,910 store locations and the buildings at 1,915 locations and leased the land at 21 locations and the buildings at 16 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 39,055,570 shares of common stock outstanding at April 30, 2016 had a market value of approximately $4.4 billion. On that date there were 1,690 shareholders of record.
Common Stock Market Prices

Calendar 2014	High	Low	Calendar 2015	High	Low	Calendar 2016	High	Low
Q1	$70.95	$64.84	Q1	$94.67	$83.00	Q1	$123.75	$98.80
Q2	$75.79	$64.12	Q2	$98.22	$80.94
Q3	$73.09	$65.70	Q3	$114.90	$95.30
Q4	$91.42	$71.08	Q4	$129.53	$101.36
Dividends
We began paying cash dividends during fiscal 1991.The dividends declared in fiscal 2016 totaled $0.88 per share. The dividends declared in fiscal 2015 totaled $0.80 per share. On June 3, 2016, the Board of Directors declared a quarterly dividend of $0.24 per share payable August 15, 2016 to shareholders of record on August 1, 2016. The Board typically reviews the dividend every year at its June meeting.
The cash dividends declared during the calendar years 2014-16 were as follows:

Calendar 2014	Cash dividend declared	Calendar 2015	Cash dividend declared	Calendar 2016	Cash dividend declared
Q1	$0.180	Q1	$0.200	Q1	$0.220
Q2	0.200	Q2	0.220	Q2	0.240
Q3	0.200	Q3	0.220
Q4	0.200	Q4	0.220
	0.780		0.860

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
Statement of Income Data

	Years ended April 30,
	2016	2015	2014	2013	2012
Total revenue	$7,122,086	$7,767,216	$7,840,255	$7,250,840	$6,987,804
Cost of goods sold	5,508,465	6,327,431	6,618,239	6,179,771	5,987,659
Gross profit	1,613,621	1,439,785	1,222,016	1,071,069	1,000,145
Operating expenses	1,053,805	960,424	857,297	760,365	688,431
Depreciation and amortization	170,937	156,111	131,160	111,823	96,552
Interest, net	40,173	41,225	39,915	35,265	35,192
Income before income taxes	348,706	282,025	193,644	163,616	179,970
Federal and state income taxes	122,724	101,397	66,824	59,802	65,276
Net income	$225,982	$180,628	$126,820	$103,814	$114,694
Basic earnings per common share	$5.79	$4.66	$3.30	$2.71	$3.01
Diluted earnings per common share	$5.73	$4.62	$3.26	$2.69	$2.99
Weighted average number of common shares outstanding—basic	39,016	38,743	38,458	38,297	38,068
Weighted average number of common shares outstanding—diluted	39,422	39,104	38,868	38,620	38,392
Dividends paid per common share	$0.88	$0.80	$0.72	$0.66	$0.60
Balance Sheet Data

	As of April 30,
	2016	2015	2014	2013	2012
Current assets	$325,885	$305,260	$389,558	$278,967	$280,726
Total assets	2,726,148	2,469,965	2,304,876	1,990,168	1,776,263
Current liabilities	387,571	364,889	390,889	412,806	310,186
Long-term debt, net of current maturities	822,869	838,245	853,642	653,081	667,930
Shareholders’ equity	1,083,463	875,229	703,264	593,387	503,944

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and gallons in thousands, except per share amounts)
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.
Overview
The Company primarily operates convenience stores under the name “Casey’s General Store” in 14 Midwestern states, primarily in Iowa, Missouri and Illinois. On April 30, 2016, there were a total of 1,931 stores in operation. All but two stores offer fuel for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of fuel and the products offered in our stores.

Approximately 57% of all Casey’s General Stores are located in areas with populations of fewer than 5,000 people, while approximately 18% of all stores are located in communities with populations exceeding 20,000 persons. We operate two distribution centers, through which we supply grocery and general merchandise items to our stores. One is adjacent to our Corporate Headquarters facility in Ankeny, Iowa. The other was opened in February 2016 in Terre Haute, Indiana. At April 30, 2016, the Company owned the land at 1,910 store locations and the buildings at 1,915 locations, and leased the land at 21 locations and the buildings at 16 locations.
During the fourth quarter of fiscal 2016, the Company earned $1.19 in diluted earnings per share compared to $1.05 per share for the same quarter a year ago. Fiscal 2016 diluted earnings per share were $5.73 versus $4.62 for the prior year. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of fuel and certain convenience items such as beer and soft drinks.
During the 2016 fiscal year, we acquired five convenience stores from other parties and opened four of them, and completed 51 new store constructions. In addition to this activity, the Company also completed 102 major remodels, replaced 11 stores and closed three stores during the year.
The fourth quarter results reflected a 4.6% increase in same-store fuel gallons sold, with an average margin of approximately 17.8 cents per gallon. The Company’s fourth quarter fuel margin was helped by our ability to sell approximately 12.7 million renewable fuel credits for $9.1 million. For the year, we sold 57.1 million renewable fuel credits for $31.0 million. For the fiscal year, same-store gallons increased 3.0% with an average margin of 19.6 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is primarily driven by local competitive conditions.
Same store sales of grocery & other merchandise increased 7.4% and prepared foods & fountain increased 8.2% during the fourth quarter of fiscal 2016.
The Company believes that reducing energy consumption where feasible is a sound long-term business strategy that reduces operating expenses. While individually and in aggregate the financial impact of these initiatives may not be material, implementing them throughout our operations is a part of our overall expense management. Below is a list of some of the energy initiatives the Company is currently undertaking:

•
All newly constructed stores use 100 percent high efficiency LED lighting. The Company is also in the process of retrofitting all of our legacy stores with LED lighting. The project is expected to take roughly four to five years to complete. Also, when we perform a major remodel of an existing store, the fluorescent lighting is replaced with LED lighting. Furthermore, new canopies over the fuel pumps are installed with time systems and photo eyes to help control the canopy lighting.

•	Multiple paperless initiatives are going on throughout the Company.

•
Our fleet of trucks is updated frequently, and uses electric fuel tank heaters to reduce idle time. Furthermore, timers have been installed that automatically turn off the engine if it is idling for more than ten minutes.

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
Fiscal 2016 Compared with Fiscal 2015
Total revenue for fiscal 2016 decreased 8.3% ($645,130) to $7,122,086, primarily due to a 24% decrease in the average retail price of a gallon of fuel (a $1,221,577 decrease), offset by an increase in the number of fuel gallons sold (which generated an additional $291,994), and a $279,077 increase in inside sales (grocery & other merchandise and prepared food & fountain). Retail fuel sales for the fiscal year were $4,214,802, a decrease of 18.1%. Fuel gallons sold increased 7.4% to 2.0 billion gallons. Inside sales increased 10.8% to $2,854,786, primarily as a result of a $81,018 increase from stores that were built or acquired after April 30, 2014, and a $54,845 increase from the rollout and expansion of our recent operating programs in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).

Total gross profit margin was 22.7% for fiscal 2016 compared with 18.5% for the prior year. The fuel margin increased to 9.1% in fiscal 2016 from 6.8% in fiscal 2015 primarily due to a steady fall in wholesale costs midyear combined with volatility in wholesale fuel prices, contributing to a stronger margin. The grocery & other merchandise margin was consistent at 31.9% in fiscal 2016 compared to 32.1% in fiscal 2015. The prepared food & fountain margin increased to 62.5% from 59.7% primarily due to the lower commodity costs during fiscal 2016.
Operating expenses increased 9.7% ($93,381) in fiscal 2016 primarily due to an increase from stores built or acquired after April 30, 2014 ($31,137), and the expansion of our operating programs noted above ($21,256). The majority of all operating expenses are wages and related costs.
Depreciation and amortization expense increased 9.5% to $170,937 in fiscal 2016 from $156,111 in fiscal 2015. The increase was due to capital expenditures made in fiscal 2016.
The effective tax rate decreased 80 basis points to 35.2% in fiscal 2016 from 36.0% in fiscal 2015. The decrease in the effective tax rate was primarily due to a decrease in state tax expense (approximately 40 basis points) and an increase in favorable permanent differences (approximately 30 basis points).
Net income increased to $225,982 in fiscal 2016 from $180,628 in fiscal 2015. The increase was due primarily to the increase in the number of fuel gallons sold and a slight increase in the fuel gross profit margin, as well as an increase in inside sales, including a stronger prepared food margin. However, this was partially offset by an increase in operating expenses and depreciation and amortization.
Fiscal 2015 Compared with Fiscal 2014
Total revenue for fiscal 2015 decreased 0.9% to $7,767,216, primarily due to a 15% decrease in the average retail price of a gallon of fuel (an $837,798 decrease), offset by an increase in the number of fuel gallons sold (which generated an additional $427,603), and an increase in inside sales (grocery & other merchandise and prepared food & fountain) (a $333,299 increase). Retail fuel sales for the fiscal year were $5,144,385, a decrease of 7.4%. Fuel gallons sold increased 9.1% to 1.8 billion gallons. Inside sales increased 14.9% to $2,575,709, primarily as a result of a $124,491 increase from stores that were built or acquired after April 30, 2013, and a $60,316 increase from the rollout and expansion of our recent operating programs in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).
Total gross profit margin was 18.5% for fiscal 2015 compared with 15.6% for the prior year. The fuel margin increased to 6.8% in fiscal 2015 from 4.8% in fiscal 2014 primarily due to a steady fall in wholesale costs midyear, contributing to a stronger margin. The grocery & other merchandise margin stayed flat at 32.1% in fiscal 2015 compared to 32.1% in fiscal 2014. The prepared food & fountain margin decreased to 59.7% from 61.1% primarily due to the higher costs of cheese and meat during the first two quarters of fiscal 2015.
Operating expenses increased 12.0% ($103,127) in fiscal 2015 primarily due to an increase from stores built or acquired after April 30, 2013 ($45,579), and the expansion of our operating programs noted above ($15,207).
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

COMPANY TOTAL REVENUE AND GROSS PROFIT BY CATEGORY

	Years ended April 30,
	2016	2015	2014
Total revenue by category
Fuel	$4,214,802	$5,144,385	$5,554,580
Grocery & other merchandise	1,974,073	1,794,822	1,583,234
Prepared food & fountain	880,713	780,887	659,176
Other	52,498	47,122	43,265
	$7,122,086	$7,767,216	$7,840,255
Gross profit by category (1)
Fuel	$381,659	$351,155	$267,872
Grocery & other merchandise	629,234	575,510	507,936
Prepared food & fountain	550,292	466,056	402,996
Other	52,436	47,064	43,212
	$1,613,621	$1,439,785	$1,222,016
INDIVIDUAL STORE COMPARISONS (2)

	Years ended April 30,
	2016	2015	2014
Average retail sales	$3,704	$4,133	$4,376
Average retail inside sales	1,505	1,384	1,270
Average gross profit on inside items	618	554	512
Average retail sales of fuel	2,199	2,748	3,105
Average gross profit on fuel (3)	202	194	151
Average operating income (4)	280	256	199
Average number of gallons sold	1,015	968	932

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

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	2016	2015	2014
Fuel gallons	3.0%	2.6%	3.1%
Grocery & other merchandise	7.1	7.8	7.4
Prepared food & fountain (1)	8.4	12.4%	11.8

(1)
The decline in same store sales growth for 2016 as compared to 2015 was impacted by the timing of implementation on the continued rollout of pizza delivery and major remodels in 2016, as well as cycling against strong results from the prior year.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2016 and 2015, respectively:

	Three months ended		Years ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Net income	$47,044	$41,343	$225,982	$180,628
Interest, net	9,948	10,168	40,173	41,225
Depreciation and amortization	45,909	42,156	170,937	156,111
Federal and state income taxes	22,699	20,333	122,724	101,397
EBITDA	$125,600	$114,000	$559,816	$479,361
Loss on disposal of assets and impairment charges	523	1,786	837	2,370
Adjusted EBITDA	$126,123	$115,786	$560,653	$481,731

For the three months ended April 30, 2016, EBITDA and Adjusted EBITDA were up 10.2% and 8.9% respectively, when compared to the same period a year ago. The increase was due to increased fuel gallons sold and slightly better fuel margins, improved prepared food & fountain margins, operating 53 more stores than the same period a year ago, and the results from the implementation of expanded hours, major remodels and pizza delivery. These gains were offset by increases in operating expenses, primarily wages. For the year ended April 30, 2016, EBITDA and Adjusted EBITDA were up 16.8% and 16.4% respectively. The increase was due to increased fuel gallons sold and slightly better fuel margins, improved prepared food & fountain margins, operating 53 more stores than the same period a year ago, and the results from the implementation of expanded hours, major remodels and pizza delivery.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.
Inventory
Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
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
The Company takes title to RINs when we purchase clear unleaded gasoline or diesel fuel, and purchase ethanol or biodiesel separately. The ethanol or biodiesel is blended in the tanker during transit to the store and the blending is the event that enables the RIN to be separated from the ethanol or biodiesel it identifies and allows it to be sold to third parties. The RINs are recorded as a reduction in the cost of goods sold in the period when the Company commits to a price and agrees to sell all of the RINs acquired during a specified period.
Long-lived Assets
The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company recorded impairment charges of $1,625 in fiscal 2016, $1,785 in fiscal 2015, and $2,542 in fiscal 2014, a portion of which was related to replacement store and acquisition activities. Impairment charges are a component of operating expenses.
Self-insurance
We are primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $35,535 and $31,389 for the years ended April 30, 2016 and 2015, respectively.
Goodwill
Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2016, there was $128,566 of goodwill and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, after deferral for one year, is effective for the Company on May 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 and related guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30) which provides guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs be recorded as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for the Company in the first quarter of fiscal 2017 with early adoption permitted. The guidance is to be retrospectively applied to all prior periods. Adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-02.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective for the company beginning May 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09.
See also the adoption of ASU 2015-17 Balance Sheet Classification of Deferred Taxes, discussed in footnote 6 to the financial statements.
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2016, the Company’s ratio of current assets to current liabilities was 0.84 to 1. The ratio at April 30, 2015 and at April 30, 2014 was 0.84 to 1 and 1.00 to 1, respectively. We believe our current $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities increased $123,027 (36.0%) in the year ended April 30, 2016, primarily because of an increase in net income, and increases in working capital caused by increases in accounts payable and accrued expenses. Cash used in investing activities in the year ended April 30, 2016 decreased ($4,175) (1.0%) primarily due to the consistent level of purchases of property and equipment from the prior year. Cash flows from financing activities decreased ($26,868) (171.8%), primarily due to repayments of long-term debt in 2016.

Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2016, we expended $400,102 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $401,891 in the prior year. In fiscal 2017, we anticipate expending between $496,000 and $614,000, primarily from existing cash, funds generated by operations, and long-term debt proceeds for our construction, acquisition, and remodeling of stores.

At April 30, 2016, the Company had a bank line of credit arrangement consisting of two Promissory Notes, in the principal amount of $50,000 each (together, the “Notes”). The Notes evidenced a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the first Note was at a rate of 0.750% over the Index. The interest rate applicable to the second note is 1.000% over the Index. There was a $0 balance owed on the Notes at both April 30, 2016 and April 30, 2015. The line of credit is due upon demand.
As of April 30, 2016, we had long-term debt, net of current maturities, of $822,869 consisting of $569,000 in principal amount of 5.22% Senior notes, $45,000 in principal amount of 5.72% Senior notes, Series A and B; $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes, Series B, and $8,869 of capital lease obligations.
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
Interest on the 5.72% Senior notes Series A and Series B is payable on the 30th day of each March and September. Principal on the Senior notes Series A and Series B is payable in various installments beginning September 30, 2012 and continuing through March 2020. We may prepay the 5.72% Senior notes Series A and Series B in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated September 29, 2006 between the Company and the purchasers of the 5.72% Senior notes Series A and Series B.
Interest on the 3.67% Senior notes Series A and 3.75% Series B is payable on the 17th day of each June and December. Principal on the Senior notes Series A and Series B is payable in various installments beginning June 17, 2022 (Series A) and December 17, 2022 (Series B) through December 2028. We may prepay the 3.67% and 3.75% Senior notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated June 17, 2013, between the Company and the purchasers of the Senior notes Series A and Series B.
To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of debt, and existing cash. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.

The table below presents our significant contractual obligations, including interest, at April 30, 2016:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,032,001	$55,299	$108,025	$637,249	$231,428
Capital lease obligations	15,488	868	1,746	1,761	11,113
Operating lease obligations	3,789	1,105	1,905	691	88
Unrecognized tax benefits	6,484	—	—	—	—
Deferred compensation	17,813	—	—	—	—
Total	$1,075,575	$57,272	$111,676	$639,701	$242,629
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the above “Payments due by period” table.

At April 30, 2016, the Company had a total of $6,484 in gross unrecognized tax benefits. Of this amount, $4,251 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $217 as of April 30, 2016. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the years 2012 and forward. Tax years 2011 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The state of Illinois is examining tax years 2011 and 2012. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company currently does not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $3,198 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.
Included in long-term liabilities on our consolidated balance sheet at April 30, 2016, was a $17,813 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the above “Payments due by period” table. However, known payments of $5,323 will be due during the next 5 years.
At April 30, 2016, we were partially self-insured for workers’ compensation claims in all 14 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $20,115 and $19,155, respectively, were issued and outstanding at April 30, 2016 and 2015, on the insurance company’s behalf. We renew the letters of credit on an annual basis.
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
Tobacco Products
Sales of tobacco products represent a significant portion of our revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products as well as national and local campaigns to further regulate and discourage smoking in the United States have had and are expected to continue having an adverse effect on the demand for cigarettes sold in our stores. We attempt to pass price increases on to our customers, but competitive pressures in specific markets may prevent us from doing so. These factors could materially impact the retail price of cigarettes, the gross profit obtained from the cigarette category, the volume of cigarettes sold by stores, and overall customer traffic, and have a material adverse effect on the Company’s earnings and profits.
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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2016, would have no material effect on pretax earnings.
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
We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2016. We also have audited the Company’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, Casey's General Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Des Moines, Iowa
June 27, 2016

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$75,775	$48,541
Receivables	27,701	22,609
Inventories	204,988	197,331
Prepaid expenses	3,008	2,025
Deferred income taxes	—	15,531
Income taxes receivable	14,413	19,223
Total current assets	325,885	305,260
Property and equipment, at cost
Land	593,043	549,239
Buildings and leasehold improvements	1,279,258	1,136,248
Machinery and equipment	1,704,379	1,503,079
Leasehold interest in property and equipment	16,044	16,044
	3,592,724	3,204,610
Less accumulated depreciation and amortization	1,340,249	1,185,246
Net property and equipment	2,252,475	2,019,364
Other assets, net of amortization	19,222	18,295
Goodwill	128,566	127,046
Total assets	$2,726,148	$2,469,965
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	15,375	15,398
Accounts payable	241,207	226,577
Accrued expenses
Wages and related taxes	32,026	32,092
Property taxes	24,091	23,523
Insurance	35,535	31,389
Other	39,337	35,910
Total current liabilities	387,571	364,889
Long-term debt, net of current maturities	822,869	838,245
Deferred income taxes	394,934	354,973
Deferred compensation	17,813	17,645
Other long-term liabilities	19,498	18,984
Total liabilities	1,642,685	1,594,736
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 39,055,570 and 38,886,165 shares issued and outstanding at April 30, 2016 and 2015, respectively	72,868	56,274
Retained earnings	1,010,595	818,955
Total shareholders’ equity	1,083,463	875,229
Total liabilities and shareholders’ equity	$2,726,148	$2,469,965
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2016	2015	2014
Total revenue	$7,122,086	$7,767,216	$7,840,255
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	5,508,465	6,327,431	6,618,239
Gross profit	1,613,621	1,439,785	1,222,016
Operating expenses	1,053,805	960,424	857,297
Depreciation and amortization	170,937	156,111	131,160
Interest, net	40,173	41,225	39,915
Income before income taxes	348,706	282,025	193,644
Federal and state income taxes	122,724	101,397	66,824
Net income	$225,982	$180,628	$126,820
Net income per common share
Basic	$5.79	$4.66	$3.30
Diluted	$5.73	$4.62	$3.26
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2013	38,352,509	$23,119	$570,268	$593,387
Net income	—	—	126,820	126,820
Dividends declared (72 cents per share)	—	—	(27,702)	(27,702)
Exercise of stock options	140,785	3,368	—	3,368
Tax benefits related to nonqualified stock options	—	1,791	—	1,791
Stock-based compensation	14,093	5,600	—	5,600
Balance at April 30, 2014	38,507,387	$33,878	$669,386	$703,264
Net income	—	—	180,628	180,628
Dividends declared (80 cents per share)	—	—	(31,059)	(31,059)
Exercise of stock options	310,224	11,465	—	11,465
Tax benefits related to nonqualified stock options	—	3,624	—	3,624
Stock-based compensation	68,554	7,307	—	7,307
Balance at April 30, 2015	38,886,165	$56,274	$818,955	$875,229
Net income	—	—	225,982	225,982
Dividends declared (88 cents per share)	—	—	(34,342)	(34,342)
Exercise of stock options	108,100	3,717	—	3,717
Issuance of common stock	32,717	2,762	—	2,762
Tax benefits related to nonqualified stock options	—	2,702	—	2,702
Stock-based compensation	28,588	7,413	—	7,413
Balance at April 30, 2016	39,055,570	$72,868	$1,010,595	$1,083,463
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2016	2015	2014
Cash flows from operating activities
Net income	$225,982	$180,628	$126,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,937	156,111	131,160
Stock-based compensation	7,413	7,307	5,600
Loss on disposal of assets and impairment charges	837	2,370	2,846
Deferred income taxes	55,492	44,711	17,089
Excess tax benefits related to stock option exercises	(2,702)	(3,624)	(1,791)
Changes in assets and liabilities:
Receivables	(5,092)	3,232	(4,941)
Inventories	(7,390)	10,365	(13,696)
Prepaid expenses	(983)	(547)	(82)
Accounts payable	3,011	(33,290)	17,894
Accrued expenses	10,008	(17,544)	33,818
Income taxes receivable	7,064	(7,801)	(441)
Other, net	132	(236)	(116)
Net cash provided by operating activities	464,709	341,682	314,160
Cash flows from investing activities
Purchase of property and equipment	(392,839)	(360,734)	(308,633)
Payments for acquisitions of businesses, net of cash acquired	(7,263)	(41,157)	(31,584)
Proceeds from sales of property and equipment	5,134	2,748	3,328
Net cash used in investing activities	(394,968)	(399,143)	(336,889)
Cash flows from financing activities
Proceeds from long-term debt	—	—	200,000
Repayments of long-term debt	(15,399)	(553)	(15,865)
Net (repayments) borrowings of short-term debt	—	—	(59,100)
Proceeds from exercise of stock options	3,717	11,465	3,368
Payments of cash dividends	(33,527)	(30,175)	(27,095)
Excess tax benefits related to stock option exercises	2,702	3,624	1,791
Net cash (used in) provided by financing activities	(42,507)	(15,639)	103,099
Net increase (decrease) in cash and cash equivalents	27,234	(73,100)	80,370
Cash and cash equivalents at beginning of year	48,541	121,641	41,271
Cash and cash equivalents at end of year	$75,775	$48,541	$121,641

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest, net of amount capitalized	$40,401	$41,382	$36,923
Cash paid for income taxes, net	60,049	64,367	50,031
Noncash investing and financing activities
Purchased property and equipment in accounts payable	11,619	9,060	5,056
Property and equipment acquired through notes payable and capitalized lease obligations	—	—	1,169
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,931 convenience stores in 14 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2016 by category are as follows: 59% fuel, 29% grocery & other merchandise, and 12% prepared food & fountain. The Company’s products are readily available, and the Company is not dependent on a single supplier or only a few suppliers.
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
Inventories Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
The excess of current cost over the stated LIFO value was $58,432 and $53,428 at April 30, 2016 and 2015, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2016 and 2015:

	Fiscal 2016	Fiscal 2015
Fuel	$57,840	$69,056
Merchandise	147,148	128,275
Total inventory	$204,988	$197,331
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
Renewable Identification Numbers (RINs) are recorded as a reduction in cost of goods sold in the period when the Company commits to a price and agrees to sell all of the RINs earned during a specified period. The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs. In accordance with U.S. GAAP, the Company does not record an asset on the balance sheet related to RINs that have not been validated and contracted.
Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2016, there was $128,566 of goodwill. Management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment for the years ended April 30, 2016, 2015, and 2014, respectively.

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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $1,625 in fiscal 2016, $1,785 in fiscal 2015, and $2,542 in fiscal 2014. Impairment charges are a component of operating expenses.
Excise taxes Excise taxes approximating $818,000, $715,000, and $646,000 on retail fuel sales are included in total revenue and cost of goods sold for fiscal 2016, 2015, and 2014, respectively.
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

There were no material changes in our asset retirement obligation estimates during fiscal 2016. The recorded asset for asset retirement obligations was $9,788 and $9,234 at April 30, 2016 and 2015, respectively, and is recorded in other assets, net of amortization. The discounted liability was $14,975 and $14,014 at April 30, 2016 and 2015, respectively, and is recorded in other long-term liabilities.
Self-insurance The Company is primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $35,535 and $31,389 for the years ended April 30, 2016 and 2015, respectively.
Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
Derivative instruments There were no options or futures contracts as of or during the years ended April 30, 2016, 2015, or 2014. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.
Stock-based compensation Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the statement of income over the vesting period of the award. None of the awards contain performance conditions.
Segment reporting As of April 30, 2016, we operated 1,931 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food & fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, after deferral for one year, is effective for the Company on May 1, 2018. Early application is permitted as of May 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 and related guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30) which provides guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs be recorded as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The guidance is effective for the Company in the first quarter of fiscal 2017 with early adoption permitted. The guidance is to be retrospectively applied to all prior periods. Adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-02.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The goal of this update is to simplify several aspects of the accounting for share-

based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective for the company beginning May 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09.
See also the adoption of ASU 2015-17 Balance Sheet Classification of Deferred Taxes, discussed in footnote 6 to the financial statements.
2. ACQUISITIONS
During the year ended April 30, 2016, the Company acquired 5 stores through a variety of single store transactions with several unrelated third parties. Of the 5 stores acquired, 4 were re-opened as a Casey's store during the 2016 fiscal year, and one will be opened during the 2017 fiscal year. The acquisitions meet the criteria to be considered business combinations. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2016 is as follows (in thousands):

Assets acquired:
Inventories	$267
Property and equipment	5,465
Other assets	25
Total assets	5,757
Liabilities assumed:
Accrued expenses	14
Total liabilities	14
Net tangible assets acquired	5,743
Goodwill	1,520
Total consideration paid	$7,263

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2016	2015
Total revenue	$7,132,349	$7,785,111
Net income	$226,271	$181,051
Net income per common share
Basic	$5.80	$4.67
Diluted	$5.74	$4.63
3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT
A summary of the fair value of the Company’s financial instruments follows.
Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $887,000 and $887,000, respectively, at April 30, 2016 and 2015.
The Company’s long-term debt at carrying amount by issuance is as follows:

	As of April 30,
	2016	2015
Capitalized lease obligations discounted at 5.22% to 7.09% due in various monthly installments through 2048 (Note 7)	$9,244	$9,643
5.72% Senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	60,000	75,000
5.22% Senior notes due August 9, 2020	569,000	569,000
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	50,000
	838,244	853,643
Less current maturities	15,375	15,398
	$822,869	$838,245

At April 30, 2016, the Company had a bank line of credit arrangement consisting of two Promissory Notes, in the principal amount of $50,000 each (together, the “Notes”). The Notes evidenced a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the first Note was at a rate of 0.750% over the Index. The interest rate applicable to the second note is 1.000% over the Index. There was a $0 balance owed on the Notes at both April 30, 2016 and April 30, 2015. The line of credit is due upon demand.
Interest expense is net of interest income of $157, $158, and $214 for the years ended April 30, 2016, 2015, and 2014, respectively. Interest expense is also net of interest capitalized of $1,134, $1,209, and $1,177 during the years ended April 30, 2016, 2015, and 2014, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2016, the Company was in compliance with all such financial covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2016 and thereafter:

Years ended April 30,	Capital Leases	Senior Notes	Total
2017	$375	$15,000	$15,375
2018	396	15,000	15,396
2019	417	15,000	15,417
2020	441	15,000	15,441
2021	464	569,000	569,464
Thereafter	7,151	200,000	207,151
	$9,244	$829,000	$838,244
4. PREFERRED AND COMMON STOCK
Preferred stock The Company has 1,000,000 authorized shares of preferred stock of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.
Common stock The Company currently has 120,000,000 authorized shares of common stock.
Stock option plans The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director

Stock Plan (together, the “Prior Plans”). There are 3,556,936 shares available for grant at April 30, 2016 under the Plan. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. Restricted stock is transferred to the employee or non-employee immediately upon grant, whereas restricted stock units have a vesting period that must expire before the stock is transferred. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. At April 30, 2016, stock options for 291,200 shares (which expire between 2017 and 2021) were outstanding. All stock option shares issued are previously unissued authorized shares.
The following table summarizes the most recent compensation grants made during the three-year period ended April 30, 2016:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

June 7 & 19, 2013	Restricted Stock Units	77,650	Officers & Key employees	June 7, 2016	$4,816
September 13, 2013	Restricted Stock Units	14,000	Non-employee board members	May 1, 2014	$958
June 6, 2014	Restricted Stock Units	91,000	Officers & Key employees	June 6, 2017	$6,584
June 6, 2014	Restricted Stock	30,538	Officers & Key employees	Immediate (Annual performance goal)	$2,209
September 19, 2014	Restricted Stock	13,955	Non-employee board members	Immediate	$990
June 5, 2015	Restricted Stock Units	104,200	Officers & Key employees	June 5, 2018	$9,135
June 5, 2015	Restricted Stock	48,913	Officers & Key employees	Immediate (Annual performance goal)	$4,288
April 12, 2016	Restricted Stock Units	10,000	CEO	20% each May 1, 2017-2021	$1,060

Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2013	854,809	$34.64
Granted	—	—
Exercised	(140,785)	23.93
Forfeited	(2,000)	44.39
Outstanding at April 30, 2014	712,024	$36.73
Granted	—	—
Exercised	(310,224)	36.96
Forfeited	—	—
Outstanding at April 30, 2015	401,800	$36.55
Granted	—	—
Exercised	(108,100)	34.37
Forfeited	(2,500)	25.26
Outstanding at April 30, 2016	291,200	$37.46
At April 30, 2016, all outstanding options had an aggregate intrinsic value of $21,707 and a weighted average remaining contractual life of 4.32 years. All options are vested as of April 30, 2016. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2016 was $8,071, and no shares vested during the year ended April 30, 2016.
At April 30, 2016, the range of exercise prices for outstanding options was $24.11 – $44.39. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2016 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
24.11-25.26	84,350	25.23	3.1
25.49-26.92	22,500	26.47	1.8
44.39	184,350	44.39	5.2
	291,200
Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2013	71,196
Granted	91,650
Vested	(14,150)
Forfeited	(150)
Unvested at April 30, 2014	148,546
Granted	91,000
Vested	(38,198)
Forfeited	(7,418)
Unvested at April 30, 2015	193,930
Granted	114,200
Vested	(31,480)
Forfeited	(3,750)
Unvested at April 30, 2016	272,900

Total compensation costs recorded for the stock options, restricted stock, and restricted stock unit awards for the years ended April 30, 2016, 2015 and 2014 were $7,413, $7,307, and $5,600, respectively. As of April 30, 2016, there was $9,212 of total unrecognized compensation costs related to the Plan and Prior Plans for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2019.

5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2016	2015	2014
Basic
Net income	$225,982	$180,628	$126,820
Weighted average shares outstanding-basic	39,016,299	38,743,227	38,457,680
Basic earnings per common share	$5.79	$4.66	$3.30
Diluted
Net income	$225,982	$180,628	$126,820
Weighted-average shares outstanding-basic	39,016,299	38,743,227	38,457,680
Plus effect of stock options and restricted stock units	405,900	360,606	410,726
Weighted-average shares outstanding-diluted	39,422,199	39,103,833	38,868,406
Diluted earnings per common share	$5.73	$4.62	$3.26
There were no options considered antidilutive; therefore, all options were included in the computation of dilutive earnings per share for fiscal 2016, 2015, and fiscal 2014, respectively.

6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2016	2015	2014
Current tax expense
Federal	$58,273	$49,593	$44,078
State	8,959	7,093	5,657
	67,232	56,686	49,735
Deferred tax expense	55,492	44,711	17,089
Total income tax expense	$122,724	$101,397	$66,824

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2016	2015
Deferred tax assets
Accrued liabilities and reserves	$11,522	$8,593
Property and equipment depreciation	15,914	12,846
Workers compensation	10,540	9,536
Deferred compensation	6,696	6,653
Equity compensation	5,186	3,767
State net operating losses & tax credits	973	626
Other	1,582	1,787
Total gross deferred tax assets	52,413	43,808
Less valuation allowance	84	228
Total net deferred tax assets	52,329	43,580
Deferred tax liabilities
Property and equipment depreciation	(425,586)	(363,965)
Goodwill	(21,677)	(18,319)
Other	—	(738)
Total gross deferred tax liabilities	(447,263)	(383,022)
Net deferred tax liability	$(394,934)	$(339,442)
At April 30, 2016, the Company had net operating loss carryforwards for state income tax purposes of approximately $65,241, which are available to offset future state taxable income. These net operating loss carryforwards expire during the years 2020 through 2035. In addition, the Company had state alternative minimum tax credit carryforwards of approximately $167, which are available to reduce future state regular income taxes over an indefinite period.
There was a valuation allowance of $84 and $228 for state net operating loss deferred tax assets as of April 30, 2016 and 2015. The change in the valuation allowance was $(144) and $228 for the years ending April 30, 2016 and 2015, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes. Out of period adjustments of $2,760 were recorded in fiscal 2014.

	Years ended April 30,
	2016	2015	2014
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(1.7)%	(1.7)%	(2.1)%
State income taxes, net of federal tax benefit	2.7%	3.1%	3.2%
Out of period adjustments	—%	—%	(1.4)%
Other	(0.8)%	(0.4)%	(0.2)%
	35.2%	36.0%	34.5%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $6,484 and $8,043 in gross unrecognized tax benefits at April 30, 2016 and 2015, respectively, which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $4,251 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits decreased $1,559 during the twelve months ended April 30, 2016, due primarily to the expiration of certain statute of limitations exceeding the increase associated with income tax filing positions for the current year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Beginning balance	$8,043	$9,244
Additions based on tax positions related to current year	1,084	1,186
Additions for tax positions of prior years	26	13
Reductions for tax positions of prior years	—	—
Reductions due to lapse of applicable statute of limitations	(2,669)	(2,400)
Settlements	—	—
Ending balance	$6,484	$8,043
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $217 and $152 at April 30, 2016 and 2015, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2016 was an increase in tax expense of $65 and a decrease of $250 for the year ended April 30, 2015.
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
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $3,198 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the years 2012 and forward. Tax years 2011 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
In the quarter ended April 30, 2016, the Company adopted the provisions of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, on a prospective basis. The guidance requires that all deferred tax assets and deferred tax liabilities be classified as noncurrent on the balance sheet. Prior periods have not been adjusted upon adoption.

7. LEASES
The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of from five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.
The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2016	2015
Real estate	$13,480	$13,480
Equipment	2,564	2,564
	16,044	16,044
Less accumulated amortization	6,365	5,666
	$9,679	$10,378

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2016:

Years ended April 30,	Capital leases	Operating leases
2017	$868	$1,105
2018	870	1,088
2019	876	817
2020	882	474
2021	879	217
Thereafter	11,113	88
Total minimum lease payments	15,488	$3,789
Less amount representing interest	6,244
Present value of net minimum lease payments	$9,244
The total rent expense under operating leases was $1,862 in 2016, $1,961 in 2015, and $1,424 in 2014.
8. BENEFIT PLANS
401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on employee contributions. Contributions to the 401(k) plan were $6,560, $5,852, and $5,348 for the years ended April 30, 2016, 2015, and 2014, respectively.
On April 30, 2016 and 2015, 1,419,841 and 1,453,251 shares of common stock, respectively, were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of net income per common share.
Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2016 and 2015, respectively, were $5,230 and $5,626. The discount rates used were 3.8% and 4.0%, respectively, at April 30, 2016 and 2015. The amount expensed in fiscal 2016 was $230 and the Company expects to pay $625 per year for each of the next five years. Expense incurred in fiscal 2015 and fiscal 2014 was $326 and $93, respectively.
Other post-employment benefits The Company also has severance and/or deferred compensation agreements with three other former employees. The amounts accrued at April 30, 2016 and 2015 were $4,043 and $3,960, respectively. The Company expects to pay $507, $507, $457, $432 and $432 the next five years under the agreements. The expense incurred in fiscal 2016, 2015 and 2014 was $238, $219, and $156 respectively.
9. COMMITMENTS
The Company has entered into an employment agreement with its chief executive officer. The agreement provides that the officer will receive aggregate base compensation of not less than $900 per year exclusive of bonuses. The agreement also provides for certain payments in the case of death or disability of the officer. The Company also has entered into employment agreements with fifteen other key employees, providing for certain payments in the event of termination following a change of control of the Company.
10. CONTINGENCIES
Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2016 and 2015 of approximately $341 and $388, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
Legal matters As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation”. On November 20, 2012, the Court preliminarily approved the previously-reported settlement involving the Company, which when approved in final form by the Court following notice to the Class would result in the settlement and dismissal of all claims against Casey’s in the multidistrict litigation. The approved settlement includes, but is not limited to, a commitment on the part of the Company to “sticker” certain information on its fuel pumps and make a monetary payment (which is not considered to be material in amount) to the plaintiff class. An order awarding fees was filed by the Court on February 17, 2016, but is subject to resolution of any appeal to the Tenth Circuit Court of Appeals.
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
Other At April 30, 2016, the Company was partially self-insured for workers’ compensation claims in all but one state of its marketing territory. In North Dakota, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $20,115 and $19,155, respectively, were issued and outstanding at April 30, 2016 and 2015, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2016 and 2015, the Company had $35,535 and $31,389, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.
11. SUBSEQUENT EVENTS
Events that have occurred subsequent to April 30, 2016 have been evaluated for disclosure through the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission. On May 2, 2016 the Company issued $50,000 principal amount Series C 3.65% Senior Notes due in 2031.  On October 28, 2016, the Company will issue an additional $50,000 principal amount of Series D 3.72% Senior Notes due in 2031.  Further information is set forth in the Current Report on Form 8-K filed by the Company on May 3, 2016.

12. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

	Year ended April 30, 2016
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,286,241	1,166,736	888,744	873,081	4,214,802
Grocery & other merchandise	526,620	516,578	453,388	477,487	1,974,073
Prepared food & fountain	223,381	229,388	209,595	218,349	880,713
Other	12,350	11,898	14,213	14,037	52,498
	$2,048,592	1,924,600	1,565,940	1,582,954	7,122,086
Gross profit*
Fuel	$87,681	122,690	85,460	85,828	381,659
Grocery & other merchandise	171,549	162,904	141,482	153,299	629,234
Prepared food & fountain	139,679	145,513	130,027	135,073	550,292
Other	12,333	11,883	14,200	14,020	52,436
	$411,242	442,990	371,169	388,220	1,613,621
Net income	$61,806	79,033	38,099	47,044	225,982
Income per common share
Basic	1.59	2.03	0.98	1.20	5.79
Diluted	1.57	2.00	0.97	1.19	5.73

	Year ended April 30, 2015
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,607,126	1,470,768	1,056,458	1,010,033	5,144,385
Grocery & other merchandise	478,586	466,934	412,711	436,591	1,794,822
Prepared food & fountain	194,610	201,196	190,393	194,688	780,887
Other	10,864	11,313	12,399	12,546	47,122
	$2,291,186	2,150,211	1,671,961	1,653,858	7,767,216
Gross profit*
Fuel	$87,872	89,637	98,418	75,228	351,155
Grocery & other merchandise	155,683	151,025	128,572	140,230	575,510
Prepared food & fountain	116,511	119,322	111,672	118,551	466,056
Other	10,848	11,298	12,384	12,534	47,064
	$370,914	371,282	351,046	346,543	1,439,785
Net income	$50,097	49,869	39,319	41,343	180,628
Income per common share
Basic	1.30	1.29	1.01	1.06	4.66
Diluted	1.28	1.28	1.01	1.05	4.62

*	Gross profit is given before charge for depreciation and amortization and credit card fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2016.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2016.

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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2016 and used in connection with the Company’s 2016 Annual Meeting of Shareholders are hereby incorporated by reference.
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
That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2016 and used in connection with the Company’s 2016 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2016 and used in connection with the Company’s 2016 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2016 and used in connection with the Company’s 2016 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Firm Fees” as filed with the Commission within 120 days after April 30, 2016 and used in connection with the Company’s 2016 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K:

(1)	The following financial statements are included herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2016 and 2015
Consolidated Statements of Income, Three Years Ended April 30, 2016
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2016
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2016
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

4.10
Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference from the Current Reports on Form 8-K filed June 18, 2013 and December 18, 2013)

4.11
Note Purchase Agreement dated as of May 2, 2016 among the Company and the purchasers of the 3.65% Series C Notes and 3.72% Series D Notes (incorporated by reference from the Current Report on Form 8-K filed May 3, 2016)

10.21(a)*
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

10.28(c)	Promissory Notes delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated June 9, 2016 (incorporated by reference from the Current Report on Form 8-K filed June 9, 2016)

10.29(a)*	Form of “change of control” Employment Agreement (incorporated by reference from the Current Report on Form 8-K filed June 2, 2010)

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

10.39*
Employment Agreement with Robert J. Myers (incorporated by reference from the Current Report on Form 8-K filed April 21, 2010) and Amendment to Employment Agreement (incorporated by reference from the Current Report on Form 8-K filed December 19, 2012)

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

10.42*	Employment Agreement with Terry W. Handley and related Restricted Stock Units Award Agreement dated April 12, 2016 (incorporated by reference from the Current Report on Form 8-K filed June 6, 2016)

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Terry W. Handley under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 27, 2016	By	/s/ Terry W. Handley
Terry W. Handley, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 27, 2016	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 27, 2016	By	/s/ Robert J. Myers
Robert J. Myers
Chairman and Director

Date: June 27, 2016	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer

Date: June 27, 2016	By	/s/ Terry W. Handley
Terry W. Handley, President and
Chief Executive Officer, Director

Date: June 27, 2016	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 27, 2016	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 27, 2016	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 27, 2016	By	/s/ Richard Wilkey
Richard Wilkey
Director

Date: June 27, 2016	By	/s/ H. Lynn Horak
H. Lynn Horak
Director

Date: June 27, 2016	By	/s/ William C. Kimball
William C Kimball
Director

Date: June 27, 2016	By	/s/ Larree M. Renda
Larree M. Renda
Director

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Terry W. Handley under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document