Form 10-Q
period 2016-07-31
CASEYS GENERAL STORES INC
filed 2016-09-06
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended July 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2016
Common stock, no par value per share	39,180,130 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2016	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$189,490	75,775
Receivables	32,093	27,701
Inventories	205,773	204,988
Prepaid expenses	5,532	3,008
Income tax receivable	2,441	14,413
Total current assets	435,329	325,885
Other assets, net of amortization	19,382	18,981
Goodwill	128,791	128,566
Property and equipment, net of accumulated depreciation of $1,378,006 at July 31, 2016 and $1,340,249 at April 30, 2016	2,302,577	2,252,475
Total assets	$2,886,079	2,725,907

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	July 31, 2016	April 30, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	15,404	15,375
Accounts payable	269,847	241,207
Accrued expenses	134,861	130,989
Total current liabilities	420,112	387,571
Long-term debt, net of current maturities	872,427	822,628
Deferred income taxes	406,774	394,934
Deferred compensation	17,872	17,813
Other long-term liabilities	19,851	19,498
Total liabilities	1,737,036	1,642,444
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	80,453	72,868
Retained earnings	1,068,590	1,010,595
Total shareholders’ equity	1,149,043	1,083,463
	$2,886,079	2,725,907
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2016	2015
Total revenue	$1,970,079	2,048,592
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,520,284	1,637,350
Gross profit	449,795	411,242
Operating expenses	292,128	263,582
Depreciation and amortization	45,855	39,399
Interest, net	10,540	10,084
Income before income taxes	101,272	98,177
Federal and state income taxes	33,880	36,371
Net income	$67,392	61,806
Net income per common share
Basic	$1.72	1.59
Diluted	$1.70	1.57
Basic weighted average shares outstanding	39,156,462	38,964,765
Plus effect of stock compensation	474,677	420,727
Diluted weighted average shares outstanding	39,631,139	39,385,492

Dividends declared per share	0.24	0.22
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2016	2015
Cash flows from operating activities:
Net income	$67,392	61,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,855	39,399
Other amortization	126	110
Stock based compensation	2,471	1,737
Gain on disposal of assets and impairment charges	(302)	(259)
Deferred income taxes	11,840	(1,617)
Excess tax benefits related to stock option exercises	—	(1,140)
Changes in assets and liabilities:
Receivables	(4,392)	(11,045)
Inventories	(631)	(17,998)
Prepaid expenses	(2,524)	(2,598)
Accounts payable	16,976	3,402
Accrued expenses	12,896	6,687
Income taxes	12,215	26,986
Other, net	(573)	(107)
Net cash provided by operating activities	161,349	105,363
Cash flows from investing activities:
Purchase of property and equipment	(82,296)	(100,141)
Payments for acquisition of businesses, net of cash acquired	(2,854)	—
Proceeds from sales of property and equipment	932	1,288
Net cash used in investing activities	(84,218)	(98,853)
Cash flows from financing activities:
Proceeds from long-term debt	50,000	—
Repayments of long-term debt	(98)	(98)
Proceeds from exercise of stock options	1,598	1,805
Payments of cash dividends	(8,577)	(7,726)
Excess tax benefits related to stock option exercises	—	1,140
Tax withholdings on employee share-based awards	(6,339)	(3,567)
Net cash provided by (used in) financing activities	36,584	(8,446)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2016	2015
Net increase (decrease) in cash and cash equivalents	113,715	(1,936)
Cash and cash equivalents at beginning of the period	75,775	48,541
Cash and cash equivalents at end of the period	$189,490	46,605
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2016	2015
Cash paid during the period for:
Interest, net of amount capitalized	$3,785	3,471
Income taxes, net	9,793	10,749

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	11,664	13,203
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
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2016 and April 30, 2016, and the results of operations for the three months ended July 31, 2016 and 2015, and cash flows for the three months ended July 31, 2016 and 2015.
See the Form 10-K for the year ended April 30, 2016 for our consideration of new accounting pronouncements.
In addition, in April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)", which provided guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs be recorded as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The Company adopted this standard in the quarter ended July 31, 2016, retrospectively to all prior periods. The adoption of this standard did not have a material impact on the financial statements.
Also, in March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective for the Company beginning May 1, 2017 with early adoption permitted. The Company chose to early adopt this standard in the quarter ended July 31, 2016. See Footnote 5 for further discussion of the impact of adoption.

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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $938,000 and $887,000 at July 31, 2016 and April 30, 2016, respectively. The Company has an aggregate $100,000 line of credit with $0 outstanding at July 31, 2016 and April 30, 2016.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,263,144 shares still available for grant at July 31, 2016. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
The following table summarizes the most recent compensation grants as of July 31, 2016:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

September 13, 2013	Restricted Stock Units	14,000	Non-employee board members	May 1, 2014	$958
June 6, 2014	Restricted Stock Units	91,000	Officers & Key employees	June 6, 2017	$6,584
June 6, 2014	Restricted Stock	30,538	Officers & Key employees	Immediate (Annual performance goal)	$2,209
September 19, 2014	Restricted Stock	13,955	Non-employee board members	Immediate	$990
June 5, 2015	Restricted Stock Units	104,200	Officers & Key employees	June 5, 2018	$9,135
June 5, 2015	Restricted Stock	48,913	Officers & Key employees	Immediate (Annual performance goal)	$4,288
September 18, 2015	Restricted Stock	7,748	Non-employee board members	Immediate	$856
April 12, 2016	Restricted Stock	10,000	CEO	2,000 Shares each May 1st from 2017-2021	$1,060
June 3, 2016	Restricted Stock Units	111,150	Officers & Key employees	June 3, 2019	$13,849
June 3, 2016	Restricted Stock	40,996	Officers & Key employees	Immediate (Annual performance goal)	$5,108
At July 31, 2016, options for 243,450 shares (which expire between 2017 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2016	291,200	$37.46
Granted	—	—
Exercised	47,750	33.47
Forfeited	—	—
Outstanding at July 31, 2016	243,450	$38.24
At July 31, 2016, all 243,450 outstanding options were vested, and had an aggregate intrinsic value of $23,201 and a weighted average remaining contractual life of 4.14 years. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2016, was $4,435.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2016	272,900
Granted	111,150
Vested	(73,000)
Forfeited	(5,250)
Unvested at July 31, 2016	305,800
Total compensation costs recorded for the three months ended July 31, 2016 and 2015, respectively, were $2,471 and $1,737 for the stock option, restricted stock, and restricted stock unit awards to employees. As of July 31, 2016, there were no unrecognized compensation costs related to the Plan for stock options and $20,082 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2019.

ASU No 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" was issued in March 2016 and early adopted by the Company in the first quarter of fiscal 2017. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period, and instead, provides an alternative option to account for forfeitures as they occur, which is the option the Company will adopt. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. The adoption of this section had no material impact on the financial statements. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The standard requires presentation of excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity. We adopted this change prospectively during the first quarter of 2017. ASU 2016-09 also requires the presentation of amounts withheld for applicable income taxes on employee share-based awards as a financing activity on the statement of cash flows. This adoption is reflected in the cash flow statement on a retrospective basis, which resulted in an increase in net cash used in financing activities and an increase in net cash provided by operating activities of $2,411 for the quarter ended July 31, 2015.

ASU No 2016-09 also eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This requirement is to be adopted prospectively by the Company. The impact of this section of the standard was a benefit of $3,046 to income tax expense for the first quarter of fiscal 2017. In addition, the ASU requires that the excess tax benefit be removed from the overall calculation of diluted shares. The impact on diluted earnings per share of this adoption was not material. Finally, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e. through a reduction in income taxes payable) before they are recognized. The adoption of this section had no impact on the financial statements.

6.	Commitments and Contingencies
As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales

Practices Litigation.” A hearing to consider whether the previously-reported settlement involving the Company was fair, reasonable and adequate was conducted on June 9, 2015, and on August 21, 2015, the Court approved the same. The approved settlement includes, but is not limited to, the commitment on the part of the Company to "sticker" certain information on its gasoline pumps and to make a monetary payment (which is not considered to be material in amount) to the plaintiff class. A hearing was held on November 19, 2015 with regard to the attorneys’ fee award for plaintiffs’ counsel, and an order awarding fees was filed by the Court on February 17, 2016. However, the settlement will not be considered final until the pending appeal has been resolved and all time for appeals have expired.

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

The total amount of gross unrecognized tax benefits was $6,484 at April 30, 2016. At July 31, 2016, gross unrecognized tax benefits were $6,957. If this unrecognized tax benefit were ultimately recognized, $4,559 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $244 at July 31, 2016, and $217 at April 30, 2016. Net interest and penalties included in income tax expense for the three months ended July 31, 2016, was a net expense of $28, with a net expense of $119 for the same period in 2015.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Illinois is examining tax years 2011 and 2012. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $3,221 within the next twelve months. The expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filing positions.
The federal statute of limitation remains open for the tax years 2012 and forward. Tax years 2011 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of July 31, 2016 we operated 1,933 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores primarily under the name “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products. On July 31, 2016, there were a total of 1,933 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates two central warehouses (distribution centers), through which it supplies grocery and general merchandise items to stores. One is adjacent to its Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana (operating since February 2016). At July 31, 2016, the Company owned the land at 1,911 locations and the buildings at 1,917 locations, and leased the land at 22 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $1.70 for the first quarter of fiscal 2017. For the same quarter a year-ago, diluted earnings per common share were $1.57.
During the first three months of fiscal 2017, the Company did not open any new-store constructions, completed three replacement stores, completed six major remodels, acquired three stores, and closed one store. The Company currently has 39 new stores under construction and another 72 sites under contract for future new builds. The annual goal is to build or acquire 77 to 116 stores, replace 35 existing locations and complete 100 major store remodels.
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
The first quarter results reflected a 3.1% increase in same-store fuel gallons sold, with an average margin of 19.5 cents per gallon, compared to a 17.5 cent margin in the same quarter a year ago. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 17.9 million renewable fuel credits for $14.7 million during the quarter.
Same-store sales of grocery and other merchandise increased 4.7% and prepared food and fountain increased 5.1% during the first quarter. Operating expenses increased 10.8% in the quarter primarily due to 46 more stores in operation compared to the same period a year ago, and the expansion of our growth programs in additional stores (expanded hours at select locations, stores with pizza delivery, and major remodels).

Three Months Ended July 31, 2016 Compared to
Three Months Ended July 31, 2015
(Dollars and Amounts in Thousands)

Three months ended 7/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,147,044	$566,174	$243,655	$13,206	$1,970,079
Gross profit	$104,429	$179,127	$153,052	$13,187	$449,795
Margin	9.1%	31.6%	62.8%	99.9%	22.8%
Fuel gallons	535,964

Three months ended 7/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,286,241	$526,620	$223,382	$12,349	$2,048,592
Gross profit	$87,681	$171,549	$139,680	$12,332	$411,242
Margin	6.8%	32.6%	62.5%	99.9%	20.1%
Fuel gallons	501,169
Total revenue for the first quarter of fiscal 2017 decreased by $78,513 (3.8%) over the comparable period in fiscal 2016. Retail fuel sales decreased by $139,197 (10.8%) as the average retail price per gallon decreased 16.6% (amounting to a $213,664 decrease), while the number of gallons sold increased by 34,795 (6.9%). During this same period, retail sales of grocery and other merchandise increased by $39,554 (7.5%), primarily due to a $13,282 increase from stores that were built or acquired after April 30, 2015, and a $7,610 increase from the expansion of our growth programs in our stores. Prepared food and fountain sales also increased by $20,273 (9.1%), due primarily to a $7,365 increase from stores that were built or acquired after April 30, 2015, and a $6,934 increase resulting from the expansion of our growth programs in our stores.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $857 (6.9%) for the first quarter of fiscal 2017.
Total gross profit margin was 22.8% for the first quarter of fiscal 2017, compared to 20.1% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 9.1%) during the first quarter of fiscal 2017 from the first quarter of the prior year (6.8%). The gross profit margin per gallon increased (to $0.195) in the first quarter of fiscal 2017 from the comparable period in the prior year ($0.175) primarily due to elevated RIN values as well as a declining wholesale fuel cost environment in the current year. The gross profit margin on retail sales of grocery and other merchandise was lower (at 31.6%) compared to the prior year (32.6%), primarily due to an out of period adjustment affecting the first two quarters of the prior year. The prepared food margin increased (to 62.8%) from the comparable period in the prior year (62.5%) primarily due to lower input costs.
Operating expenses increased $28,546 (10.8%) in the first quarter of fiscal 2017 from the comparable period in the prior year primarily due to a $7,856 increase from the expansion of our growth programs in our stores and a $7,625 increase from stores that were built or acquired after April 30, 2015. Operating expenses as a percentage of total revenue were 14.8% for the first quarter of fiscal 2017 compared to 12.9% for the comparable period in the prior year, primarily due to the impact on revenue from declining fuel prices. The store level operating expenses for open stores not impacted by the recent operating programs were up 5.4% for the quarter.
Depreciation and amortization expense increased 16.4% to $45,855 in the first quarter of fiscal 2017 from $39,399 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.
The effective tax rate decreased 350 basis points to 33.5% in the first quarter of fiscal 2017 from 37.0% in the first quarter of fiscal 2016. Of the total rate decrease, 300 basis points were due to the impact of excess tax benefits on share-based awards under the adoption of ASU 2016-09 (See footnotes 2 and 5 for further explanation). Other items contributing to the rate decrease include an increase in favorable permanent differences and a reduction in state tax expense.

Net income increased by $5,586 (9.0%) to $67,392 from $61,806 in the prior year. The increase in net income was attributable primarily to an increase in fuel margin per gallon and an increase in fuel gallons sold, as well as the adoption of ASU 2016-09, offset by increases in operating expenses and depreciation expense.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2016 and 2015:

	Three months ended
	July 31, 2016	July 31, 2015
Net income	$67,392	61,806
Interest, net	10,540	10,084
Federal and state income taxes	33,880	36,371
Depreciation and amortization	45,855	39,399
EBITDA	$157,667	147,660
(Gain) loss on disposal of assets and impairment charges	(302)	(259)
Adjusted EBITDA	$157,365	147,401
For the three months ended July 31, 2016, EBITDA and adjusted EBITDA were up 6.8% and 6.8% respectively, when compared to the same period a year ago. The increase is primarily due to better fuel margins in the current year and operating 46 more stores than a year ago, offset by lower same-store sale increases for grocery and other merchandise and prepared food and fountain, respectively, as well as lower margins in the grocery and other merchandise category as compared to the prior year.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2016, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2016.

Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2016, the Company’s ratio of current assets to current liabilities was 1.04 to 1. The ratio at July 31, 2015 and April 30, 2016 was 0.81 to 1 and 0.84 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $55,986 (53.1%) in the three months ended July 31, 2016 from the comparable period in the prior year, primarily as a result of increases in net income and favorable developments on income taxes in the current year, as well as increases in accounts payable and accrued expenses. Cash used in investing in the three months ended July 31, 2016 decreased due to the timing of store construction. Cash provided by financing increased, primarily due to receipt of funds from financing through a senior note offering completed in first quarter.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2017, the Company expended $85,150 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $100,141 for the comparable period in the prior year. The Company anticipates expending between $496,000 and $614,000 in fiscal 2017 for construction, acquisition and remodeling of stores, primarily from existing cash, funds generated by operations, and the recent issuance of senior notes.

As of July 31, 2016, the Company had long-term debt (net of related debt issuance costs) of $872,427, (net of current maturities of $15,404), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $45,000 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series A, and $8,651 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $0 outstanding at July 31, 2016.
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
Cautionary Statements (Dollars in Thousands)
This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2016:
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

Fuel operations. Fuel sales are an important part of the Company’s sales and earnings, and retail fuel profit margins have a substantial impact on the Company’s net earnings. Profit margins on fuel sales can be adversely affected by factors beyond the control of the Company, including the supply of fuel available in the retail fuel market, uncertainty or volatility in the wholesale fuel market, increases in wholesale fuel costs generally during a period, and price competition from other fuel marketers. The market for crude oil and domestic wholesale petroleum products is marked by significant volatility, and is affected by general political conditions and instability in oil producing regions such as the Middle East and South America. The volatility of the wholesale fuel market makes it extremely difficult to predict the impact of future wholesale cost fluctuation on the Company’s operating results and financial conditions. These factors could materially impact the Company’s fuel gallon volume, fuel gross profit, and overall customer traffic levels at stores. Any substantial decrease in profit margins on fuel sales or in the number of gallons sold by stores could have a material adverse effect on the Company’s earnings.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,367 USTs, of which 3,465 are fiberglass and 902 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2016 and 2015, the Company spent approximately $1,621 and $1,387, respectively, for assessments and remediation. During the three months ended July 31, 2016, the Company expended approximately $346 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2016, approximately $19,556 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2016 of approximately $351 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2016 would have no material effect on pretax earnings.
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
Item 1A. Risk Factors
There have been no material changes in our “risk factors” from those disclosed in our 2016 Annual Report on Form 10-K.

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

4.11
Note Purchase Agreement dated as of May 2, 2016 among the Company and the purchasers of the 3.65% Senior A Notes and 3.72% Series B Notes (incorporated by reference from the Current Reports on Form 8-K filed May 3, 2016).

21(a)	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2016).
31.1	Certification of Terry W. Handley under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 6, 2016	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Terry W. Handley under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certificate of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document