Form 10-Q
period 2016-10-31
CASEYS GENERAL STORES INC
filed 2016-12-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended October 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2016
Common stock, no par value per share	39,191,171 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2016	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$177,973	75,775
Receivables	32,930	27,701
Inventories	208,064	204,988
Prepaid expenses	4,960	3,008
Income tax receivable	2,066	14,413
Total current assets	425,993	325,885
Other assets, net of amortization	19,616	18,981
Goodwill	129,591	128,566
Property and equipment, net of accumulated depreciation of $1,415,262 at October 31, 2016 and $1,340,249 at April 30, 2016	2,377,051	2,252,475
Total assets	$2,952,251	2,725,907

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	October 31, 2016	April 30, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$15,410	15,375
Accounts payable	250,948	241,207
Accrued expenses	120,657	130,989
Total current liabilities	387,015	387,571
Long-term debt, net of current maturities	915,051	822,628
Deferred income taxes	414,773	394,934
Deferred compensation	15,330	17,813
Other long-term liabilities	20,669	19,498
Total liabilities	1,752,838	1,642,444
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	83,050	72,868
Retained earnings	1,116,363	1,010,595
Total shareholders’ equity	1,199,413	1,083,463
	$2,952,251	2,725,907
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Total revenue	$1,920,055	1,924,600	3,890,134	3,973,192
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,476,537	1,481,610	2,996,821	3,118,960
Gross profit	443,518	442,990	893,313	854,232
Operating expenses	295,289	267,978	587,417	531,560
Depreciation and amortization	48,675	41,807	94,530	81,206
Interest, net	10,075	10,009	20,615	20,093
Income before income taxes	89,479	123,196	190,751	221,373
Federal and state income taxes	32,299	44,163	66,179	80,534
Net income	$57,180	79,033	124,572	140,839
Net income per common share
Basic	$1.46	2.03	3.18	3.61
Diluted	$1.44	2.00	3.14	3.57
Basic weighted average shares outstanding	39,189,804	39,002,546	39,177,746	38,987,530
Plus effect of stock compensation	472,735	423,747	472,713	419,687
Diluted weighted average shares outstanding	39,662,539	39,426,293	39,650,459	39,407,217

Dividends declared per share	$0.24	0.22	0.48	0.44
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2016	2015
Cash flows from operating activities:
Net income	$124,572	140,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,530	81,206
Other amortization	199	210
Stock-based compensation	4,948	3,373
Loss (gain) on disposal of assets and impairment charges	294	(191)
Deferred income taxes	19,839	(3,191)
Changes in assets and liabilities:
Receivables	(5,229)	(9,316)
Inventories	(2,854)	(6,946)
Prepaid expenses	(1,952)	(838)
Accounts payable	(3,239)	2,401
Accrued expenses	(1,221)	8,975
Income taxes	13,238	33,930
Other, net	(3,041)	(176)
Net cash provided by operating activities	240,084	250,276
Cash flows from investing activities:
Purchase of property and equipment	(203,602)	(209,948)
Payments for acquisition of businesses, net of cash acquired	(5,596)	—
Proceeds from sales of property and equipment	1,726	2,541
Net cash used in investing activities	(207,472)	(207,407)
Cash flows from financing activities:
Proceeds from long-term debt	100,000	—
Repayments of long-term debt	(7,697)	(7,697)
Proceeds from exercise of stock options	1,719	2,089
Payments of cash dividends	(17,988)	(16,322)
Tax withholdings on employee share-based awards	(6,448)	(3,900)
Net cash provided by (used in) financing activities	69,586	(25,830)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2016	2015
Net increase in cash and cash equivalents	102,198	17,039
Cash and cash equivalents at beginning of the period	75,775	48,541
Cash and cash equivalents at end of the period	$177,973	65,580
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2016	2015
Cash paid during the period for:
Interest, net of amount capitalized	$20,065	20,206
Income taxes, net	33,038	49,731

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	12,980	17,077
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
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2016 and April 30, 2016, and the results of operations for the three and six months ended October 31, 2016 and 2015, and cash flows for the six months ended October 31, 2016 and 2015.
In addition to updates provided below, see the Form 10-K for the year ended April 30, 2016 for our consideration of new accounting pronouncements.
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
Also, in March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update was effective for the Company beginning May 1, 2017 with early adoption permitted. The Company chose to early adopt this standard in the quarter ended July 31, 2016. See Footnote 5 for further discussion of the impact of adoption.

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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $976,000 and $887,000 at October 31, 2016 and April 30, 2016, respectively. The Company has an aggregate $100,000 line of credit with $0 outstanding at October 31, 2016 and April 30, 2016.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,245,262 shares still available for grant at October 31, 2016. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
The following table summarizes the most recent compensation grants as of October 31, 2016:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

September 13, 2013	Restricted Stock Units	14,000	Non-employee board members	May 1, 2014	$958
June 6, 2014	Restricted Stock Units	91,000	Officers & Key employees	June 6, 2017	$6,584
June 6, 2014	Restricted Stock	30,538	Officers & Key employees	Immediate (Annual performance goal)	$2,209
September 19, 2014	Restricted Stock	13,955	Non-employee board members	Immediate	$990
June 5, 2015	Restricted Stock Units	104,200	Officers & Key employees	June 5, 2018	$9,135
June 5, 2015	Restricted Stock	48,913	Officers & Key employees	Immediate (Annual performance goal)	$4,288
September 18, 2015	Restricted Stock	7,748	Non-employee board members	Immediate	$856
April 12, 2016	Restricted Stock	10,000	CEO	2,000 Shares each May 1st from 2017-2021	$1,060
June 3, 2016	Restricted Stock Units	111,150	Officers & Key employees	June 3, 2019	$13,849
June 3, 2016	Restricted Stock	40,996	Officers & Key employees	Immediate (Annual performance goal)	$5,108
September 16, 2016	Restricted Stock	8,941	Non-employee board members	Immediate	$1,064
At October 31, 2016, options for 240,500 shares (which expire between 2017 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2016	291,200	$37.46
Granted	—	—
Exercised	50,700	33.89
Forfeited	—	—
Outstanding at October 31, 2016	240,500	$38.21
At October 31, 2016, all 240,500 outstanding options were vested, and had an aggregate intrinsic value of $17,985 and a weighted average remaining contractual life of 3.91 years. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2016, was $4,675.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2016	272,900
Granted	111,150
Vested	(73,000)
Forfeited	(5,250)
Unvested at October 31, 2016	305,800
Total compensation costs recorded for the six months ended October 31, 2016 and 2015, respectively, were $4,948 and $3,373 for the stock option, restricted stock, and restricted stock unit awards to employees. As of October 31, 2016, there were no unrecognized compensation costs related to the Plan for stock options and $17,606 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2019.

ASU No 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" was issued in March 2016 and early adopted by the Company in the first quarter of fiscal 2017. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period, and instead, provides an alternative option to account for forfeitures as they occur, which is the option the Company adopted. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. The adoption of this section had no material impact on the financial statements. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The standard requires presentation of excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity. We adopted this change prospectively during the first quarter of 2017. ASU 2016-09 also requires the presentation of amounts withheld for applicable income taxes on employee share-based awards as a financing activity on the statement of cash flows. This adoption is reflected in the cash flow statement on a retrospective basis, which resulted in an increase in net cash used in financing activities and an increase in net cash provided by operating activities of $3,900 for the six months ended October 31, 2015.

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
As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation.” A hearing to consider whether the previously-reported settlement involving the Company was fair, reasonable and adequate was conducted on June 9, 2015, and on August 21, 2015, the District Court approved the same. On November 17, 2016, an oral argument was held before the 10th Circuit Court of Appeals generally regarding appeals based on the fairness of various proposed settlement provisions. A ruling from the 10th Circuit is anticipated prior to the end of the first quarter of FY 18. The District Court approved settlement includes, but is not limited to, the commitment on the part of the Company to "sticker" certain information on its gasoline pumps and to make a monetary payment (which is not considered to be material in amount) to the plaintiff class. A hearing was held on November 19, 2015 with regard to the attorneys’ fee award for plaintiffs’ counsel, and an order awarding fees was filed by the Court on February 17, 2016. However, the settlement will not be considered final until the pending appeal has been resolved and all time for appeals have expired.

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

The total amount of gross unrecognized tax benefits was $6,484 at April 30, 2016. At October 31, 2016, gross unrecognized tax benefits were $7,667. If this unrecognized tax benefit were ultimately recognized, $5,020 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $289 at October 31, 2016, and $217 at April 30, 2016. Net interest and penalties included in income tax expense for the six months ended October 31, 2016, was a net expense of $72, with a net expense of $154 for the same period in 2015.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Nebraska is examining tax years 2012, 2013. and 2014. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $3,130 within the next twelve months. The expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filing positions.
The federal statute of limitation remains open for the tax years 2012 and forward. Tax years 2011 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of October 31, 2016 we operated 1,941 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products. On October 31, 2016, there were a total of 1,941 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates two central warehouses (distribution centers), through which it supplies grocery and general merchandise items to stores. One is adjacent to its Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana (operating since February 2016). At October 31, 2016, the Company owned the land at 1,919 locations and the buildings at 1,925 locations, and leased the land at 22 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $1.44 for the second quarter of fiscal 2017. For the same quarter a year-ago, diluted earnings per common share were $2.00.
During the first six months of fiscal 2017, the Company opened 11 new-store constructions, completed 12 replacement stores, completed 24 major remodels, acquired six stores (of which four were opened and two will be opened at a later date) , and closed six stores. We also opened one store acquired in the prior year. The Company currently has 39 new stores under construction and another 84 sites under contract for future new builds. The annual goal is to build or acquire 77 to 116 stores, replace 35 existing locations and complete 100 major store remodels.
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
The second quarter results reflected a 3.7% increase in same-store fuel gallons sold, with an average margin of 18.6 cents per gallon, compared to a 24.7 cent margin in the same quarter a year ago. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 17.8 million renewable fuel credits for $15.9 million during the quarter, compared to 13.6 million fuel credits in the second quarter of the prior year, which generated $4.7 million.
Same-store sales of grocery and other merchandise increased 3.1% and prepared food and fountain increased 5.1% during the second quarter. Operating expenses increased 10.2% in the quarter primarily due to an increase in wages due to operating 37 more stores compared to the same period a year ago, the continued rollout of our growth programs in additional stores (expanded hours at select locations, stores with pizza delivery, and major remodels), and wage rate increases.

Three Months Ended October 31, 2016 Compared to
Three Months Ended October 31, 2015
(Dollars and Amounts in Thousands)

Three months ended 10/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,113,351	$544,799	$248,345	$13,560	$1,920,055
Gross profit	$99,060	$174,590	$156,329	$13,539	$443,518
Margin	8.9%	32.0%	62.9%	99.8%	23.1%
Fuel gallons	531,216

Three months ended 10/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,166,736	$516,578	$229,388	$11,898	$1,924,600
Gross profit	$122,690	$162,904	$145,513	$11,883	$442,990
Margin	10.5%	31.5%	63.4%	99.9%	23.0%
Fuel gallons	496,226
Total revenue for the second quarter of fiscal 2017 decreased by $4,545 (0.2%) over the comparable period in fiscal 2016. Retail fuel sales decreased by $53,385 (4.6%) as the average retail price per gallon decreased 10.9% (amounting to a $126,719 decrease), while the number of gallons sold increased by 34,990 (7.1%). During this same period, retail sales of grocery and other merchandise increased by $28,221 (5.5%), primarily due to a $11,994 increase from stores that were built or acquired after April 30, 2015, and an $8,195 increase from our unchanged store base (stores that were built or acquired before April 30, 2015 that maintained the same level of operating programs in both periods). Prepared food and fountain sales also increased by $18,957 (8.3%), due primarily to a $6,469 increase resulting from the expansion of our growth programs in our stores, and a $6,243 increase from stores that were built or acquired after April 30, 2015.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $1,662 (14.0%) for the second quarter of fiscal 2017.
Total gross profit margin was 23.1% for the second quarter of fiscal 2017, compared to 23.0% for the comparable period in the prior year. The gross profit margin on retail fuel sales decreased (to 8.9%) during the second quarter of fiscal 2017 from the second quarter of the prior year (10.5%). The gross profit margin per gallon decreased (to $0.186) in the second quarter of fiscal 2017 from the comparable period in the prior year ($0.247) primarily due to lower volatility in wholesale fuel costs in the current year combined with larger declines in wholesale fuel cost in the prior year. The gross profit margin on retail sales of grocery and other merchandise was higher (at 32.0%) compared to the prior year (31.5%), primarily due to an out of period adjustment affecting the first two quarters of the prior year. The prepared food margin decreased (to 62.9%) from the comparable period in the prior year (63.4%) primarily due to increases in supply costs and promotional activity in the current quarter.
Operating expenses increased $27,311 (10.2%) in the second quarter of fiscal 2017 from the comparable period in the prior year primarily due to a $7,181 increase from the expansion of our growth programs in our stores and a $6,649 increase from stores that were built or acquired after April 30, 2015. Operating expenses as a percentage of total revenue were 15.4% for the second quarter of fiscal 2017 compared to 13.9% for the comparable period in the prior year, primarily due to the impact on revenue from declining fuel prices. The store level operating expenses for open stores not impacted by the recent operating programs were up 4.9% for the quarter.
Depreciation and amortization expense increased 16.4% to $48,675 in the second quarter of fiscal 2017 from $41,807 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.
The effective tax rate increased 30 basis points to 36.1% in the second quarter of fiscal 2017 from 35.8% in the second quarter of fiscal 2016. The increase in the effective tax rate was primarily due to an increase in state tax expense.

Net income decreased by $21,853 (27.7%) to $57,180 from $79,033 in the prior year. The decrease in net income was attributable primarily to a decrease in fuel margin per gallon of over six cents per gallon for the comparative quarters, offset by increases in inside sales and fuel gallons sold.
Six Months Ended October 31, 2016 Compared to
Six Months Ended October 31, 2015
(Dollars and Amounts in Thousands)

Six months ended 10/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,260,395	$1,110,973	$492,001	$26,765	$3,890,134
Gross profit	$203,489	$353,717	$309,381	$26,726	$893,313
Margin	9.0%	31.8%	62.9%	99.9%	23.0%
Fuel gallons	1,067,180

Six months ended 10/31/2015	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,452,977	$1,043,198	$452,770	$24,247	$3,973,192
Gross profit	$210,371	$334,453	$285,193	$24,215	$854,232
Margin	8.6%	32.1%	63.0%	99.9%	21.5%
Fuel gallons	997,395
Total revenue for the first six months of fiscal 2017 decreased by $83,058 (2.1%) over the comparable period in fiscal 2016. Retail fuel sales decreased by $192,582 (7.9%) as the average retail price per gallon decreased 13.9% (amounting to a $340,394 decrease) while the number of gallons sold increased by 69,785 (7.0%). During this same period, retail sales of grocery and other merchandise increased by $67,775 (6.5%), primarily due to a $24,977 increase from stores that were built or acquired after April 30, 2015, and a $23,540 increase from our unchanged store base (stores that were built or acquired before April 30, 2015 that maintained the same level of operating programs in both periods). Prepared food and fountain sales also increased by $39,231 (8.7%), due primarily to a $13,464 increase from stores that were built or acquired after April 30, 2015, and a $13,405 increase from the expansion of our growth programs.
The other revenue category primarily consists of lottery, prepaid phone cards, newspaper, money orders, automated teller machine (ATM) commissions, car wash, and video rental revenues received. These revenues increased $2,518 (10.4%) through the second quarter of fiscal 2017.

Total gross profit margin was 23.0% for the first six months of fiscal 2017, compared to 21.5% for the comparable period in the prior year. The gross profit margin on retail fuel sales increased (to 9.0%) during the first six months of fiscal 2016 from the first six months of the prior year (8.6%). The gross profit margin per gallon was lower (at $0.191) in the first six months of fiscal 2017 with the comparable period in the prior year ($0.211). The gross profit margin on retail sales of grocery and other merchandise decreased slightly (to 31.8%) from the comparable period in the prior year (32.1%). The prepared food margin was consistent (at 62.9%) with the comparable period in the prior year (63.0%).
Operating expenses increased $55,857 (10.5%) in the first six months of fiscal 2017 from the comparable period in the prior year primarily due to a $15,304 increase from the expansion of our growth programs in our stores, and a $14,081 increase from stores that were built or acquired after April 30, 2015. Operating expenses as a percentage of total revenue were 15.1% for the first six months of fiscal 2017 compared to 13.4% for the comparable period in the prior year, primarily due to the impact on revenue from declining fuel prices. The store level operating expenses for open stores not impacted by the recent operating programs were up approximately 5.0% for the first six months of fiscal 2017.
Depreciation and amortization expense increased 16.4% to $94,530 in the first six months of fiscal 2017 from $81,206 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.

The effective tax rate decreased 170 basis points to 34.7% in the first six months of fiscal year 2017 compared to 36.4% in the comparable period of fiscal year 2016. Of the total rate decrease, 160 basis points were due to the impact of excess tax benefits on share-based awards under the adoption of ASU 2016-09 in the first quarter of fiscal year 2017.

Net income decreased by $16,267 (11.6%) to $124,572 from $140,839 in the prior year. The decrease in net income was attributable primarily due to a decrease in fuel margin per gallon and increases in operating expenses and depreciation, offset by increases in inside sales and fuel gallons sold.

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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended October 31, 2016 and 2015:

	Three months ended		Six months ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Net income	$57,180	79,033	$124,572	140,839
Interest, net	10,075	10,009	20,615	20,093
Federal and state income taxes	32,299	44,163	66,179	80,534
Depreciation and amortization	48,675	41,807	94,530	81,206
EBITDA	$148,229	175,012	$305,896	322,672
Loss (gain) on disposal of assets and impairment charges	596	(67)	294	(191)
Adjusted EBITDA	$148,825	174,945	$306,190	322,481
For the three months ended October 31, 2016, EBITDA and adjusted EBITDA were down 15.3% and 14.9% respectively, when compared to the same period a year ago. The decrease is primarily due to record fuel margins in the prior year, offset by higher inside sales and fuel gallons sold in the current quarter.   For the six months ended October 31, 2016, EBITDA and adjusted EBITDA were down 5.2% and 5.1% , respectively, when compared to the same period a year ago. The decrease is primarily related to stronger fuel margins in the prior year, offset by higher inside sales and fuel gallons sold in the current year.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2016, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2016.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2016, the Company’s ratio of current assets to current liabilities was 1.10 to 1. The ratio at October 31, 2015 and April 30, 2016 was 0.81 to 1 and 0.84 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations decreased $10,192 (4.1%) in the six months ended October 31, 2016 from the comparable period in the prior year, primarily as a result of a decrease in net income offset by increases in depreciation and amortization. Cash used in investing in the six months ended October 31, 2016 was consistent with prior year. Cash provided by financing increased, primarily due to receipt of funds from financing through a senior note offering completed in second quarter.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2017, the Company expended $209,198 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $209,948 for the comparable period in the prior year. The Company anticipates expending between $496,000 and $614,000 in fiscal 2017 for construction, acquisition and remodeling of stores, primarily from existing cash, funds generated by operations, and the recent issuance of senior notes.

As of October 31, 2016, the Company had long-term debt (net of related debt issuance costs) of $915,051, (net of current maturities of $15,410), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $37,500 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series A, $50,000 in principal amount of 3.72% Senior Notes Series B, and $8,770 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $0 outstanding at October 31, 2016.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,386 USTs, of which 3,494 are fiberglass and 892 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2016 and 2015, the Company spent approximately $1,621 and $1,387, respectively, for assessments and remediation. During the six months ended October 31, 2016, the Company expended approximately $733 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2016, approximately $19,903 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2016 of approximately $341 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2016 would have no material effect on pretax earnings.
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
Item 1A. Risk Factors
Except for the update set forth below, there have been no material changes in our "risk factors" from those previously disclosed in our 2016 Annual Report on Form 10-K.
The prices of "RINs" and certain commodities fluctuate widely.
In certain states, we generate fuel revenues by blending bulk fuel with ethanol and bio-diesel and selling the associated "renewable identification numbers" ("RINs") that are released in the process. The market prices paid to us for our RINs can fluctuate widely from period to period and can have a significant positive impact on our financial results for a particular period or periods. The market price for RINs fluctuates based on a variety of factors, including but not limited to governmental and regulatory action, perceptions concerning the prospect for changes in the renewable fuels standards (“RFS”) or the future availability of RINs, and other market dynamics. Due to the inherent price volatility of RINs, there can be no assurance that we will be able to sell our RINs in the future at any particular price. Any significant decline in the market price of RINs could have a material adverse effect on our results of operations in a particular period or periods.
In recent months, certain oil refiners and other interested parties have initiated legal challenges and filed rulemaking requests with the U.S. Environmental Protection Agency (“EPA”), seeking reconsideration and/or changes in the RFS regulations identifying refiners and importers of gasoline and diesel fuel as the entities responsible for complying with the annual percentage standards adopted by EPA under the renewable fuel standards program. On November 10, 2016, EPA proposed denying the petitions for rulemaking it has received to change the “point of obligation” from refiners and importers, but at the same time EPA opened a 60 day public comment process during which it will accept comment on the petitions and EPA’s proposed denial of the requests to initiate a rulemaking process to reconsider or to change the RFS point of obligation. Any change in the existing RFS regulations, whether as a result of EPA rulemaking or other legal challenge, could materially and adversely affect the market prices for RINs and/or our ability to sell our RINs to other parties, and there can be no assurance that such regulatory changes will not occur in the future.
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

4.11
Note Purchase Agreement dated as of May 2, 2016 among the Company and the purchasers of the 3.65% Senior A Notes and 3.72% Series B Notes (incorporated by reference from the Current Reports on Form 8-K filed May 3, 2016 and October 28, 2016).

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

CASEY’S GENERAL STORES, INC.

Date: December 7, 2016	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Terry W. Handley under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certificate of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document