Form 10-Q
period 2017-01-31
CASEYS GENERAL STORES INC
filed 2017-03-06
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended January 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2017
Common stock, no par value per share	39,198,171 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$115,721	75,775
Receivables	34,542	27,701
Inventories	209,692	204,988
Prepaid expenses	4,726	3,008
Income tax receivable	11,021	14,413
Total current assets	375,702	325,885
Other assets, net of amortization	20,238	18,981
Goodwill	130,081	128,566
Property and equipment, net of accumulated depreciation of $1,456,308 at January 31, 2017 and $1,340,249 at April 30, 2016	2,450,358	2,252,475
Total assets	$2,976,379	2,725,907

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	January 31, 2017	April 30, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$15,415	15,375
Accounts payable	230,472	241,207
Accrued expenses	140,869	130,989
Total current liabilities	386,756	387,571
Long-term debt, net of current maturities	914,955	822,628
Deferred income taxes	422,334	394,934
Deferred compensation	15,603	17,813
Other long-term liabilities	21,225	19,498
Total liabilities	1,760,873	1,642,444
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	85,714	72,868
Retained earnings	1,129,792	1,010,595
Total shareholders’ equity	1,215,506	1,083,463
Total liabilities and shareholders' equity	$2,976,379	2,725,907
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Total revenue	$1,769,993	1,565,940	5,660,127	5,539,132
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,380,364	1,194,771	4,377,185	4,313,731
Gross profit	389,629	371,169	1,282,942	1,225,401
Operating expenses	292,321	259,625	879,738	791,185
Depreciation and amortization	51,152	43,822	145,682	125,028
Interest, net	10,559	10,132	31,174	30,225
Income before income taxes	35,597	57,590	226,348	278,963
Federal and state income taxes	12,762	19,491	78,941	100,025
Net income	$22,835	38,099	147,407	178,938
Net income per common share
Basic	$0.58	0.98	3.76	4.59
Diluted	$0.58	0.97	3.72	4.54
Basic weighted average shares outstanding	39,194,671	39,033,987	39,183,388	39,003,820
Plus effect of stock compensation	463,445	403,421	466,380	397,551
Diluted weighted average shares outstanding	39,658,116	39,437,408	39,649,768	39,401,371

Dividends declared per share	$0.24	0.22	0.72	0.66
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2017	2016
Cash flows from operating activities:
Net income	$147,407	178,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,682	125,028
Other amortization	255	310
Stock-based compensation	7,356	5,793
Loss on disposal of assets and impairment charges	810	314
Deferred income taxes	27,400	41,551
Changes in assets and liabilities:
Receivables	(6,841)	(1,331)
Inventories	(4,061)	7,744
Prepaid expenses	(1,718)	(1,644)
Accounts payable	(20,755)	(33,193)
Accrued expenses	19,100	18,832
Income taxes	4,594	7,523
Other, net	(3,202)	(348)
Net cash provided by operating activities	316,027	349,517
Cash flows from investing activities:
Purchase of property and equipment	(325,609)	(312,588)
Payments for acquisition of businesses, net of cash acquired	(13,565)	(4,252)
Proceeds from sales of property and equipment	2,916	3,546
Net cash used in investing activities	(336,258)	(313,294)
Cash flows from financing activities:
Proceeds from long-term debt	100,000	—
Repayments of long-term debt	(7,797)	(7,797)
Net borrowings (repayments) of short-term debt	—	2,800
Proceeds from exercise of stock options	1,975	3,595
Payments of cash dividends	(27,407)	(24,929)
Tax withholdings on employee share-based awards	(6,594)	(4,870)
Net cash provided by (used in) financing activities	60,177	(31,201)

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2017	2016
Net increase in cash and cash equivalents	39,946	5,022
Cash and cash equivalents at beginning of the period	75,775	48,541
Cash and cash equivalents at end of the period	$115,721	53,563
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2017	2016
Cash paid during the period for:
Interest, net of amount capitalized	$24,430	23,125
Income taxes, net	46,861	50,862

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	10,020	13,256
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of January 31, 2017 and April 30, 2016, and the results of operations for the three and nine months ended January 31, 2017 and 2016, and cash flows for the nine months ended January 31, 2017 and 2016. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In addition to updates provided below, see the Form 10-K for the year ended April 30, 2016 for our consideration of new accounting pronouncements.
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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $952,000 and $887,000 at January 31, 2017 and April 30, 2016, respectively. The Company has an aggregate $100,000 line of credit with $0 outstanding at January 31, 2017 and April 30, 2016.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,245,262 shares available for grant at January 31, 2017. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
The following table summarizes the most recent compensation grants as of January 31, 2017:

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
At January 31, 2017, options for 233,500 shares (which expire between 2017 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2016	291,200	$37.46
Granted	—	—
Exercised	57,700	34.22
Forfeited	—	—
Outstanding at January 31, 2017	233,500	$38.26
At January 31, 2017, all 233,500 outstanding options were vested, and had an aggregate intrinsic value of $17,897 and a weighted average remaining contractual life of 3.68 years. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2017, was $5,261.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2016	272,900
Granted	111,150
Vested	(73,000)
Forfeited	(5,250)
Unvested at January 31, 2017	305,800
Total compensation costs recorded for the nine months ended January 31, 2017 and 2016, respectively, were $7,356 and $5,793 for the stock option, restricted stock, and restricted stock unit awards to employees. As of January 31, 2017, there were no unrecognized compensation costs related to the Plan for stock options and $15,197 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2019.

ASU No 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" was issued in March 2016 and early adopted by the Company in the first quarter of fiscal 2017. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period, and instead, provides an alternative option to account for forfeitures as they occur, which is the option the Company adopted. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. The adoption of this section had no material impact on the financial statements. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The standard requires presentation of excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity. We adopted this change prospectively during the first quarter of 2017. ASU 2016-09 also requires the presentation of amounts withheld for applicable income taxes on employee share-based awards as a financing activity on the statement of cash flows. This adoption is reflected in the cash flow statement on a retrospective basis, which resulted in an increase in net cash used in financing activities and an increase in net cash provided by operating activities of $4,870 for the nine months ended January 31, 2016.

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

The total amount of gross unrecognized tax benefits was $6,484 at April 30, 2016. At January 31, 2017, gross unrecognized tax benefits were $8,089. If this unrecognized tax benefit were ultimately recognized, $5,295 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $321 at January 31, 2017, and $217 at April 30, 2016. Net interest and penalties included in income tax expense for the nine months ended January 31, 2017, was a net expense of $104, with a net expense of $186 for the same period in 2016.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Nebraska is examining tax years 2012-2014 and the state of Kansas is examining years 2013-2015. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters. At this time, management expects the aggregate amount of unrecognized tax benefits to decrease by approximately $3,153 within the next twelve months. The expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filing positions.
The federal statute of limitation remains open for the tax years 2012 and forward. Tax years 2011 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of January 31, 2017 we operated 1,954 stores in 14 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9.	Subsequent Event

On March 3, 2017, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The share repurchase authorization is valid for a period of two years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).

Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 14 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores under the name "Tobacco City", selling primarily tobacco products, and one grocery store. On January 31, 2017, there were a total of 1,954 Casey’s Stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of all Casey’s Stores are located in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores are located in communities with populations exceeding 20,000 persons. The Company operates two central warehouses (distribution centers), through which it supplies grocery and general merchandise items to stores. One is adjacent to its Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana (operating since February 2016). At January 31, 2017, the Company owned the land at 1,933 locations and the buildings at 1,938 locations, and leased the land at 21 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $0.58 for the third quarter of fiscal 2017. For the same quarter a year-ago, diluted earnings per common share were $0.97.
During the first nine months of fiscal 2017, the Company opened 24 new-store constructions, completed 19 replacement stores, completed 56 major remodels, acquired 14 stores (of which ten were opened and four will be opened at a later date) , and closed 12 stores. We also opened one store acquired in the prior year. The Company currently has 33 new stores, 21 replacement stores, and 46 major remodels under construction. The Company also has eight acquisition stores under contract and 91 sites under agreement for future new builds. The annual goal is to build or acquire 77 to 116 stores, replace 35 existing locations and complete 100 major store remodels.
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
The third quarter results reflected a 2.6% increase in same-store fuel gallons sold, with an average margin of 17.9 cents per gallon, compared to a 18.1 cent margin in the same quarter a year ago. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 16.3 million renewable fuel credits for $14.5 million during the quarter, compared to 15.2 million renewable fuel credits in the third quarter of the prior year, which generated $9.2 million.
Same-store sales of grocery and other merchandise increased 3.0% and prepared food and fountain increased 5.8% during the third quarter. Operating expenses increased 12.6% in the quarter primarily due to an increase in wages due to operating 43 more stores compared to the same period a year ago, the continued rollout of our growth programs in additional stores (expanded hours at select locations, stores with pizza delivery, and major remodels), and wage rate increases.

Three Months Ended January 31, 2017 Compared to
Three Months Ended January 31, 2016
(Dollars and Amounts in Thousands)

Three months ended 1/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,053,990	$476,309	$228,278	$11,416	$1,769,993
Gross profit	$89,265	$148,099	$140,869	$11,396	$389,629
Margin	8.5%	31.1%	61.7%	99.8%	22.0%
Fuel gallons	498,122

Three months ended 1/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$888,744	$453,388	$209,595	$14,213	$1,565,940
Gross profit	$85,460	$141,482	$130,027	$14,200	$371,169
Margin	9.6%	31.2%	62.0%	99.9%	23.7%
Fuel gallons	472,259
Total revenue for the third quarter of fiscal 2017 increased by $204,053 (13.0%) over the comparable period in fiscal 2016. Retail fuel sales increased by $165,246 (18.6%) as the average retail price per gallon increased 12.4% (amounting to a $110,522 increase), and the number of gallons sold increased by 25,863 (5.5%). During this same period, retail sales of grocery and other merchandise increased by $22,921 (5.1%), primarily due to a $11,365 increase from stores that were built or acquired after April 30, 2015, and an $5,805 increase from the expansion of our growth programs in our stores. Prepared food and fountain sales increased by $18,683 (8.9%), due primarily to a $6,289 increase resulting from the expansion of our growth programs in our stores, and a $5,808 increase from stores that were built or acquired after April 30, 2015.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues decreased $2,797 (19.7%) for the third quarter of fiscal 2017, due to an immaterial income statement reclassification entry impacting other revenues.
Total gross profit margin was 22.0% for the third quarter of fiscal 2017, compared to 23.7% for the comparable period in the prior year. The gross profit margin on retail fuel sales decreased (to 8.5%) during the third quarter of fiscal 2017 from the third quarter of the prior year (9.6%). The gross profit margin per gallon decreased (to $0.179) in the third quarter of fiscal 2017 from the comparable period in the prior year ($0.181) primarily due to rising wholesale costs throughout the quarter. The gross profit margin on retail sales of grocery and other merchandise was consistent (at 31.1%) compared to the prior year (31.2%). The prepared food margin decreased (to 61.7%) from the comparable period in the prior year (62.0%) primarily due to increases in input costs.
Operating expenses increased $32,696 (12.6%) in the third quarter of fiscal 2017 from the comparable period in the prior year primarily due to a $10,333 increase from the expansion of our growth programs in our stores and a $7,746 increase from stores that were built or acquired after April 30, 2015. The store level operating expenses for open stores not impacted by the recent operating programs were up 9.6% for the quarter, primarily due to wage increases partially stemming from recent proposed regulations, along with increases in credit card fees.
Depreciation and amortization expense increased 16.7% to $51,152 in the third quarter of fiscal 2017 from $43,822 for the comparable period in the prior year. The increase was due primarily to capital expenditures purchased during the previous twelve months.
The effective tax rate increased 210 basis points to 35.9% in the third quarter of fiscal 2017 from 33.8% in the third quarter of fiscal 2016. The increase in the effective tax rate was primarily due to a decrease in favorable permanent differences.
Net income decreased by $15,264 (40.1%) to $22,835 from $38,099 in the prior year. The decrease in net income was attributable to a combination of increases in operating expenses and depreciation, and declines in fuel margin (cents per gallon) and inside sales margins, offset by increases in gallons sold and inside sales.

Nine Months Ended January 31, 2017 Compared to
Nine Months Ended January 31, 2016
(Dollars and Amounts in Thousands)

Nine months ended 1/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,314,385	$1,587,281	$720,279	$38,182	$5,660,127
Gross profit	$292,755	$501,816	$450,250	$38,121	$1,282,942
Margin	8.8%	31.6%	62.5%	99.8%	22.7%
Fuel gallons	1,565,302

Nine months ended 1/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,341,721	$1,496,586	$662,364	$38,461	$5,539,132
Gross profit	$295,830	$475,935	$415,220	$38,416	$1,225,401
Margin	8.9%	31.8%	62.7%	99.9%	22.1%
Fuel gallons	1,469,654
Total revenue for the first nine months of fiscal 2017 increased by $120,995 (2.2%) over the comparable period in fiscal 2016. Retail fuel sales decreased by $27,336 (0.8%) as the average retail price per gallon decreased 6.9% (amounting to a $229,862 decrease) and the number of gallons sold increased by 95,648 (6.5%). During this same period, retail sales of grocery and other merchandise increased by $90,695 (6.1%), primarily due to a $37,022 increase from stores that were built or acquired after April 30, 2015, and a $29,629 increase from our unchanged store base (stores that were built or acquired before April 30, 2015 that maintained the same level of operating programs in both periods). Prepared food and fountain sales increased by $57,915 (8.7%), due primarily to a $19,990 increase from the expansion of our growth programs and a $19,609 increase from stores that were built or acquired after April 30, 2015.
The other revenue category primarily consists of lottery, car wash, and prepaid phone cards. These revenues decreased $279 (0.7%) through the third quarter of fiscal 2017.

Total gross profit margin was 22.7% for the first nine months of fiscal 2017, compared to 22.1% for the comparable period in the prior year. The gross profit margin on retail fuel sales decreased slightly (to 8.8%) during the first nine months of fiscal 2016 from the first nine months of the prior year (8.9%). The gross profit margin per gallon was lower (at $0.187) in the first nine months of fiscal 2017 with the comparable period in the prior year ($0.201). The gross profit margin on retail sales of grocery and other merchandise decreased slightly (to 31.6%) from the comparable period in the prior year (31.8%). The prepared food margin also decreased slightly (to 62.5%) with the comparable period in the prior year (62.7%).
Operating expenses increased $88,553 (11.2%) in the first nine months of fiscal 2017 from the comparable period in the prior year primarily due to a $26,425 increase from the expansion of our growth programs in our stores, and a $22,373 increase from stores that were built or acquired after April 30, 2015. The store level operating expenses for open stores not impacted by the recent operating programs were up approximately 6.6% for the first nine months of fiscal 2017, primarily related to wage rate increases.
Depreciation and amortization expense increased 16.5% to $145,682 in the first nine months of fiscal 2017 from $125,028 for the comparable period in the prior year. The increase was due primarily to capital expenditures purchased during the previous twelve months.

The effective tax rate decreased 100 basis points to 34.9% in the first nine months of fiscal year 2017 compared to 35.9% in the comparable period of fiscal year 2016. The decrease in the effective tax rate was primarily due to the impact of the adoption of ASU 2016-09 in the first quarter of fiscal year 2017. ASU 2016-09 requires excess tax benefits from the settlement of share-based awards to be recognized in income tax expense in the income statement, whereas they were previously recognized in equity.
Net income decreased by $31,531 (17.6%) to $147,407 from $178,938 in the prior year. The decrease in net income was attributable to a combination of increases in operating expenses and depreciation, and declines in fuel margin (cents per gallon) and inside sales margins, offset by increases in gallons sold and inside sales.

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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2017 and 2016:

	Three months ended		Nine months ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
Net income	$22,835	38,099	$147,407	178,938
Interest, net	10,559	10,132	31,174	30,225
Federal and state income taxes	12,762	19,491	78,941	100,025
Depreciation and amortization	51,152	43,822	145,682	125,028
EBITDA	$97,308	111,544	$403,204	434,216
Loss on disposal of assets and impairment charges	516	505	810	314
Adjusted EBITDA	$97,824	112,049	$404,014	434,530
For the three months ended January 31, 2017, EBITDA and adjusted EBITDA were down 12.8% and 12.7%, respectively, when compared to the same period a year ago. The decrease is due to a combination of increases in operating expenses, and declines in fuel margin (cents per gallon) and inside sales margins, offset by increases in gallons sold and inside sales. For the nine months ended January 31, 2017, EBITDA and adjusted EBITDA were down 7.1% and 7.0%, respectively, when compared to the same period a year ago. The decrease is due to a combination of increases in operating expenses, and declines in fuel margin (cents per gallon) and inside sales margins, offset by increases in gallons sold and inside sales.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2016, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2017.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2017, the Company’s ratio of current assets to current liabilities was 0.97 to 1. The ratio at January 31, 2016 and April 30, 2016 was 0.85 to 1 and 0.84 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations decreased $33,490 (9.6%) in the nine months ended January 31, 2017 from the comparable period in the prior year, primarily as a result of a decrease in net income compared to prior year, offset by increases in depreciation and amortization. Cash used in investing in the nine months ended January 31, 2017 increased $22,964 over prior year, due to increases in new store construction and acquisition activity. Cash provided by financing increased, primarily due to receipt of funds from financing through a senior note offering completed in the second quarter.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2017, the Company expended $339,174 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $316,840 for the comparable period in the prior year. The Company anticipates expending between $496,000 and $614,000 in fiscal 2017 for construction, acquisition and remodeling of stores, primarily from existing cash, funds generated by operations, and the recent issuance of senior notes.

As of January 31, 2017, the Company had long-term debt (net of related debt issuance costs) of $914,955, (net of current maturities of $15,415), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $37,500 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series A, $50,000 in principal amount of 3.72% Senior Notes Series B, and $8,665 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $0 outstanding at January 31, 2017.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,413 USTs, of which 3,515 are fiberglass and 898 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2016 and 2015, the Company spent approximately $1,621 and $1,387, respectively, for assessments and remediation. During the nine months ended January 31, 2017, the Company expended approximately $1,128 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2017, approximately $20,399 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2017 of approximately $341 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2017 would have no material effect on pretax earnings.
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
Item 1A. Risk Factors
Except for the update set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016, there have been no material changes in our "risk factors" from those previously disclosed in our 2016 Annual Report on Form 10-K.

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

CASEY’S GENERAL STORES, INC.

Date: March 6, 2017	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Terry W. Handley under Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certificate of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document