Form 10-K
period 2017-04-30
CASEYS GENERAL STORES INC
filed 2017-06-29
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2016, was approximately $4.4 billion based on the closing sales price ($112.99 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 21, 2017
Common Stock, no par value per share	38,547,278 shares
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 15 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2017.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
Casey’s General Stores, Inc. (“Casey’s”) and its wholly owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company” or “we”) operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 15 Midwestern states, primarily in Iowa, Missouri, and Illinois. The Company also operates two stores under the name "Tobacco City", selling primarily tobacco products, and one grocery store. The Casey's stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all but two stores offer fuel for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2017 there were a total of 1,978 stores in operation. There were 48 stores newly constructed in fiscal 2017. We closed 20 stores in fiscal 2017. We also acquired 22 additional stores in fiscal 2017; 18 of those stores were opened in fiscal 2017, and four will be opened during the 2018 fiscal year. Two distribution centers are in operation (in Ankeny, Iowa adjacent to our corporate headquarters and in Terre Haute, Indiana) from which grocery and general merchandise items are supplied to our stores. Casey’s, with executive offices at One Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967.
Approximately 57% of all our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of our stores were opened in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
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
Corporate Subsidiaries
Casey's Marketing Company (Marketing Company) and Casey's Services Company (Services Company) were organized as Iowa corporations in March 1995. Casey’s Retail Company was organized as an Iowa corporation in April 2004, CGS Sales Corp. was organized as an Iowa corporation in 2008, and Tobacco City, Inc. was organized as an Iowa corporation in 2014. All such entities are wholly-owned subsidiaries of Casey’s.
Casey’s Retail Company owns and operates stores in Illinois, Kansas, Minnesota, Nebraska, North Dakota and South Dakota; it also holds the rights to the Casey’s trademarks, service marks, trade names, and other intellectual property. The Marketing Company owns and operates stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Wisconsin. The Marketing Company also has responsibility for all of our wholesale operations, including both distribution centers. The Services Company provides a variety of construction and transportation services for all stores. CGS Sales Corp. operates one store in Iowa and one in Nebraska. Tobacco City Inc. operates two stores in North Dakota.

Store Operations
Products Offered
Each Casey’s General Store typically carries over 3,000 food and nonfood items. Many of the products offered are those generally found in a supermarket. The selection is generally limited to one or two well-known brands of each item stocked. Most of our staple foodstuffs are nationally advertised brands, and we also have an assortment of Casey's proprietary branded products. Stores sell regional brands of dairy and bakery products, and approximately 87% of the stores offer beer. Our nonfood items include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, and automotive products.
All but two Casey’s General Stores offer gasoline or diesel fuel for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name.
It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2017, the Company was selling donuts prepared on store premises in approximately 99% of our stores in addition to cookies, brownies, and other bakery items. The Company installs donut-making equipment in all newly constructed stores.
We began marketing made-from-scratch pizza in 1984, and it was available in 1,954 stores (99%) as of April 30, 2017. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, pizza rolls, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, potato cheese bites and other seasonal items. The newly constructed stores and many of the remodeled stores now offer made-to-order sub sandwiches.
The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 39% of our total revenue, but they have resulted in approximately 77% of our gross profit. Gross profit margins on prepared food items averaged approximately 62% during the three fiscal years ended April 30, 2017—substantially higher than the gross profit margin on retail sales of fuel, which averaged approximately 8%.

Store Design
Casey’s General Stores are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The current larger store design measures 42 feet by 110 feet with approximately 2,200 square feet devoted to sales area, 550 square feet to kitchen space, 425 square feet to storage, and 2 large public restrooms. There is also a smaller store design that is generally designated for smaller communities that measures 39 feet by 86 feet, with approximately 1,500 square feet devoted to sales area with the remaining areas similar in size. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 10 islands of fuel dispensers and storage tanks with capacity for 60,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow sign which displays Casey’s name and service mark.
All Casey’s General Stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. As of April 30, 2017, we operate approximately 995 stores on a 24-hour basis. All stores maintain a bright, clean interior and provide prompt checkout service.
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

Fuel Operations
Fuel sales are an important part of our revenue and earnings. Approximately 59% of Casey’s total revenue for the year ended April 30, 2017 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the three fiscal years ended April 30, 2017:

	Year ended April 30,
	2017	2016	2015
Number of gallons sold	2,061,794	1,951,814	1,816,596
Total retail fuel sales	$4,414,128	$4,214,802	$5,144,385
Percentage of total revenue	58.8%	59.2%	66.2%
Gross profit percentage (excluding credit card fees)	8.6%	9.1%	6.8%
Average retail price per gallon	$2.14	$2.16	$2.83
Average gross profit margin per gallon (excluding credit card fees)	18.35 ¢	19.55 ¢	19.33 ¢
Average number of gallons sold per store*	1,053	1,015	968

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Retail prices of fuel during the year were consistent, on average, with the prior year. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation, the slightly lower retail prices, continued benefit from our fuel saver programs, and the growth in expanded hour stores. Gross profit percentage represents the fuel gross profit divided by the gross fuel sales dollars, so as retail fuel prices fluctuate in a period of consistent gross margin per gallon, the gross profit percentage will also fluctuate in an inverse relationship to fuel price. For additional information concerning the Company’s fuel operations, see Item 7 herein.
Distribution and Wholesale Arrangements
The Marketing Company supplies all stores with groceries, food, health and beauty aids, and general merchandise from the distribution centers. The stores place orders for merchandise electronically to our headquarters in Ankeny, and the orders are filled with weekly shipments in Company-owned delivery trucks from one of the distribution centers, depending on geographic proximity to the store. All of our existing and most of our proposed stores are within the two distribution centers' optimum efficiency range—a radius of approximately 500 miles around each center.
In fiscal 2017, a majority of the food and nonfood items supplied to stores from the distribution centers were purchased directly from manufacturers. With few exceptions, long-term supply contracts are not entered into with any of the suppliers of products sold by Casey’s General Stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
Personnel
On April 30, 2017, we had 15,911 full-time employees and 19,103 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.
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

Government Regulation (dollars in thousands)
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, our new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 4,473 USTs, 3,587 of which are fiberglass and 886 are steel, and we believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2017 and 2016, we spent approximately $1,323 and $1,621, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2017, approximately $20,767 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2017, we had an accrued liability of approximately $283 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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
The convenience store and retail fuel industries in which we operate are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with many other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, fast food outlets, and mass merchants, and a variety of other retail companies, including retail gasoline companies that have more extensive retail outlets, greater brand name recognition and established fuel supply arrangements. Several non-traditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the retail fuel business. These non-traditional fuel retailers have obtained a significant share of the motor fuels market, and their market share is expected to grow. Certain of these non-traditional retailers may use more extensive promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and gasoline sales. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may have a greater ability to bear the economic risks inherent in our industry, and may be able to respond better to changes in the economy and new opportunities within the industry. This intense competition could adversely affect our revenues and profitability, and have a material adverse impact on our business and results of operations.
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
Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 61% of total revenue and our fuel gross profit accounted for approximately 23% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, threatened or actual acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, can significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the absence of fuel contracts that guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale petroleum costs have resulted and could in the future result in significant increases in the retail price of petroleum products and in lower average fuel margins per gallon. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. These factors could adversely affect our fuel gallon volume, fuel gross profit, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.
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
A shift toward electric, hydrogen, natural gas or other alternative fuel-powered vehicles could fundamentally change the shopping and driving habits of our customers or lead to new forms of fueling destinations or new competitive pressure. Improvements to the fuel efficiency of automobiles, or further mandates to improve fuel efficiency, may result in decreased demand for conventional fuel. Any of these outcomes could potentially result in fewer customer visits to our stores, decreases both in fuel and general merchandise sales revenue or lower profit margins, which could have a material adverse effect on our business, financial condition and results of operations.
Legal, political, scientific and technological developments related to fuel efficiency and climate change may decrease demand for motor fuel.
Changes in our climate, including the effects of greenhouse gas emissions in the environment, may lessen the demand for our largest revenue product, petroleum-based motor fuel, or lead to additional government regulation. Technological advances to reducing fuel use and governmental mandates to improve fuel efficiency could have a material adverse effect on our business, financial condition and results of operations. In addition, new advancements that improve fuel efficiency or other governmental mandates to advance fuel efficiency may result in a reduction in demand for petroleum-based motor fuel, which again could have a material adverse effect on our business.
Increased credit card expenses could increase operating expenses.
A significant percentage of our sales are made with the use of credit cards. Since the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movement result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2017, 2016, and 2015, were approximately $110 million, $100 million, and $100 million, respectively.
Wholesale cost and tax increases relating to tobacco products could affect our operating results.
Sales of tobacco products have averaged approximately 11% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 10% of total gross profit for the same period. Any significant increases in wholesale cigarette costs or tax increases on tobacco products may have a materially adverse effect on unit demand for cigarettes. Currently, major cigarette manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes. In the event these rebates are no longer offered or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit, and overall customer traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.
Governmental action and campaigns to discourage smoking and smoking related products may have a material adverse effect on our revenues and gross profit.
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
Also, increasing regulations for e-cigarettes and vapor products could offset some of the recent gains we have experienced from selling these types of products.
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
Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry, industry-specific business practices or other operational matters. For example, various petroleum marketing retailers, distributors and refiners defended class-action claims alleging that the sale of unadjusted volumes of fuel at temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. Certain claims asserted in these lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be covered, or in some instances fully covered, by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.
Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data, whether as a result of a cybersecurity incident or otherwise, or to comply with applicable regulations relating to data security and privacy.
In the normal course of our business as a retailer, we obtain and have access to large amounts of personal data, including but not limited to credit and debit card information and other personally identifiable information from our customers, employees, and vendors. While we invest significant amounts and have engaged professional advisers in the protection of such data and information, our IT systems, and incident response programs, and maintain what we believe are adequate security controls, a compromise or a breach in our systems, or other data security incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.
A data security incident of any kind could expose us to risk in terms of the loss, unauthorized release, disclosure or acquisition of sensitive customer, employee or vendor data, and could result in litigation or other regulatory action being brought against us and damage, monetary and other claims made by or on behalf of the payment card brands, customers, employees, shareholders, financial institutions and governmental agencies. Such claims could give rise to substantial monetary damages and losses which are not covered, or in some instances fully covered, by our insurance policies and which could adversely affect our reputation, results of operations, financial condition and liquidity. Moreover, a data security incident could require that we expend significant additional resources to further upgrade the security and other measures that we employ to guard against, and respond to, such incidents.
General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.
Current economic conditions, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products the Company sells in its stores. Unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, causing customers to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines in both fuel and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.
Risks Related to Our Business
The prices of certain commodities and "RINs" fluctuate widely.
The wholesale costs we pay for certain commodities such as cheese and coffee can fluctuate widely from period to period. Any significant increase in the wholesale costs of such commodities could have a material adverse impact on our results of operations in a particular period or periods.
In certain states, we blend bulk fuel with ethanol and bio-diesel and sell the associated “renewable identification numbers” (“RINs”) that are generated in the process. The market prices paid to us for our RINs can fluctuate widely from period to period and can have a significant impact on our financial results for a particular period or periods. The market price for RINs fluctuates based on a variety of factors including, but not limited to, governmental and regulatory action, perceptions concerning the prospect for changes in the renewable fuels standards or the future availability of RINs, and other market dynamics. During the past three fiscal years, the average sale price has been $0.64 per RIN. Due to the inherent price volatility of RINs, there can be no assurance that we will be able to sell our RINs in the future at any particular price. Any significant decline in the market price of RINs could have a material adverse effect on our results of operations in a particular period or periods.
Last year, certain oil refiners and other interested parties initiated legal challenges and filed rulemaking requests with the U.S. Environmental Protection Agency (“EPA”), seeking reconsideration and/or changes in the RFS regulations identifying refiners and importers of gasoline and diesel fuel as the entities responsible for complying with the annual percentage standards adopted by EPA under the renewable fuel standards program. On November 10, 2016, EPA proposed denying the petitions for rulemaking it has received to change the “point of obligation” from refiners and importers, but at the same time EPA opened a 60 day public comment process to allow comments on its action, which has now closed. At some point in the future, EPA will issue a final decision on its proposed denial of the proposal to initiate rulemaking to change the point of obligation. Any change in the existing RFS regulations, whether as a result of EPA rulemaking or other legal challenge, could materially and adversely affect the market prices for RINs and/or our ability to sell our RINs to other parties, and there can be no assurance that such regulatory changes will not occur in the future.
Unfavorable weather conditions can adversely affect our business.
All of our stores are located in the Midwest region of the United States, which is susceptible to tornadoes, thunderstorms, earthquakes, extended periods of rain, flooding, ice storms, and heavy snow. Inclement weather conditions could damage our facilities or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. When weather conditions are not favorable during a particular period, our operating results and cash flow from operations could be adversely affected.
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
An important part of our growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2016 through April 30, 2017 we acquired 22 convenience stores and opened 18 of those stores. We expect to continue pursuing acquisition opportunities.
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
Our business is subject to extensive governmental laws and regulations that include but are not limited to those relating to environmental protection; the preparation, sale and labeling of food; minimum wage, overtime and other employment laws and regulations; compliance with the Patient Protection and Affordable Care Act and the Americans with Disabilities Act; legal restrictions on the sale of alcohol, tobacco, money order and lottery products; compliance with the Payment Card Industry Data Security Standards and similar requirements; securities laws and Nasdaq listing standards. The costs of compliance with these laws and regulations is substantial, and a violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.
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
We store motor fuel in storage tanks at our retail locations. Additionally, a significant portion of motor fuel is transported in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.

Customer preferences and store traffic could be adversely impacted by health concerns about certain prepared food products, reports of food-borne illnesses or food safety issues, any of which could result in a decrease in demand for our prepared food offerings.

Customer preferences and store traffic could be adversely impacted by health concerns or negative publicity about the consumption of particular prepared food products such as pizza, which could cause a decline in demand for those products and adversely impact our sales.

Instances or reports, whether verified or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, transportation, storing or preparation, have in the past significantly damaged the reputations of companies in the food processing, grocery and quick service and “fast casual” restaurant sectors, and could affect us as well. Any instances of, or reports linking us to, food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of the Casey’s brand and severely hurt sales of our prepared food products and possibly lead to product liability claims, litigation (including class actions), government agency investigations and damages.
Because we depend on our management’s and other key employees' experience and knowledge of our industry, we could be adversely affected were we to lose any such members of our team.
We are dependent on the continued knowledge and efforts of our management team and other key employees. If, for any reason, our executives do not continue to be active in management, or we lose such persons, or other key employees, our business, financial condition or results of operations could be adversely affected. We also rely on our ability to recruit qualified store managers, supervisors, district managers, regional managers and other store personnel. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business and results of operations.
We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We depend on our information technology (IT) systems to manage numerous aspects of our business transactions and provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of, or loss of access to, data and information, security breaches or other security incidents, and computer viruses or attacks. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced. Also, our business continuity plan could fail.
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
Our operations present hazards and risks which may not be fully covered by insurance, if insured.
The scope and nature of our operations present a variety of operational hazards and risks that must be managed through continual oversight and control. As protection against hazards and risks, we maintain insurance against many, but not all, potential losses or liabilities arising from such risks. Uninsured losses and liabilities from operating risks could reduce the funds available to us for capital and investment spending and could have a material adverse impact on the results of operations in a particular period or periods.

Covenants in the agreements relating to our Senior Notes require us to meet financial maintenance tests. Failure to comply with these requirements could have a material impact to us.

We are required to meet certain financial and non-financial covenants under our existing note agreements relating to our Senior Notes. A breach of any covenant could result in a default under the note agreements, which could, if not timely cured, permit lenders to declare all amounts outstanding to be immediately due and payable, and have an adverse effect on our business, financial condition, and results of operation.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise, sales/use, and gross receipts taxes), payroll taxes, property taxes, and tobacco taxes. Tax laws and regulations are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued and applied. The activity could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authorities. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

A significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business.

We rely on our distribution and transportation network to provide products to our stores in a timely and cost-effective manner. Product is moved from vendor locations to the two distribution centers. Deliveries to our stores occur from the distribution center or directly from our vendors. Any disruption, unanticipated or unusual expense or operational failure related to this process could affect our store operations negatively.

Shortages or interruptions in the supply of products could affect our operating results. We depend on regular deliveries of products that meet our specifications. In addition, we have a single supplier or limited number of suppliers for certain products. While we believe there are adequate reserve quantities and alternative suppliers, shortages or interruptions in the receipt of products caused by unanticipated demand, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of products, and our operating results.

Other Risks
Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.
We could issue additional shares for investment, acquisition, or other business purposes. Even if there is not an immediate need for capital, we may choose to issue securities to sell in public or private equity markets, if and when conditions are favorable. Raising funds by issuing securities would dilute the ownership interests of our existing shareholders. Additionally, certain types of equity securities we may issue in the future could have rights, preferences, or privileges senior to the rights of existing holders of our common stock.

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
We own our corporate headquarters (built in 1990) and both distribution centers. Located on an approximately 51-acre site in Ankeny, Iowa, our corporate headquarters, our first distribution center, and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. We also own a building near our corporate headquarters where our construction and support services departments operate. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 300,000 square feet of warehouse space.
On April 30, 2017, we also owned the land at 1,957 store locations and the buildings at 1,962 locations and leased the land at 21 locations and the buildings at 16 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 38,765,821 shares of common stock outstanding at April 30, 2017 had a market value of approximately $4.3 billion. On that date there were 1,715 shareholders of record.
Common Stock Market Prices

Calendar 2015	High	Low	Calendar 2016	High	Low	Calendar 2017	High	Low
Q1	$94.67	$83.00	Q1	$123.75	$98.80	Q1	$120.90	$107.43
Q2	$98.22	$80.94	Q2	$131.52	$105.17
Q3	$114.90	$95.30	Q3	$136.22	$115.07
Q4	$129.53	$101.36	Q4	$126.49	$110.45
Dividends
We began paying cash dividends during fiscal 1991.The dividends declared in fiscal 2017 totaled $0.96 per share. The dividends declared in fiscal 2016 totaled $0.88 per share. On June 2, 2017, the Board of Directors declared a quarterly dividend of $0.26 per share payable August 15, 2017 to shareholders of record on August 1, 2017. The Board typically reviews the dividend every year at its June meeting.
The cash dividends declared during the calendar years 2015-17 were as follows:

Calendar 2015	Cash dividend declared	Calendar 2016	Cash dividend declared	Calendar 2017	Cash dividend declared
Q1	$0.200	Q1	$0.220	Q1	$0.240
Q2	0.220	Q2	0.240	Q2	0.260
Q3	0.220	Q3	0.240
Q4	0.220	Q4	0.240
	0.860		0.940
Issuer Purchases of Equity Securities
During the fourth quarter of the fiscal year ended April 30, 2017, the Company began a share repurchase program, wherein the Company is authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The share repurchase authorization is valid for a period of two years. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time. The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Fourth Quarter:
March 9-31, 2017	215,900	$110.32	215,900	$276,182,253
April 1-30, 2017	227,900	112.14	227,900	250,626,279
As of April 30, 2017	443,800	$111.25	443,800	$250,626,279

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
Statement of Income Data

	Years ended April 30,
	2017	2016	2015	2014	2013
Total revenue	$7,506,587	$7,122,086	$7,767,216	$7,840,255	$7,250,840
Cost of goods sold	5,825,426	5,508,465	6,327,431	6,618,239	6,179,771
Gross profit	1,681,161	1,613,621	1,439,785	1,222,016	1,071,069
Operating expenses	1,172,328	1,053,805	960,424	857,297	760,365
Depreciation and amortization	197,629	170,937	156,111	131,160	111,823
Interest, net	41,536	40,173	41,225	39,915	35,265
Income before income taxes	269,668	348,706	282,025	193,644	163,616
Federal and state income taxes	92,183	122,724	101,397	66,824	59,802
Net income	$177,485	$225,982	$180,628	$126,820	$103,814
Basic earnings per common share	$4.54	$5.79	$4.66	$3.30	$2.71
Diluted earnings per common share	$4.48	$5.73	$4.62	$3.26	$2.69
Weighted average number of common shares outstanding—basic	39,125	39,016	38,743	38,458	38,297
Weighted average number of common shares outstanding—diluted	39,579	39,422	39,104	38,868	38,620
Dividends declared per common share	$0.96	$0.88	$0.80	$0.72	$0.66
Balance Sheet Data

	As of April 30,
	2017	2016	2015	2014	2013
Current assets	$350,685	$325,885	$305,260	$389,558	$278,967
Total assets	3,020,102	2,726,148	2,469,965	2,304,876	1,990,168
Current liabilities	446,546	387,571	364,889	390,889	412,806
Long-term debt, net of current maturities	907,356	822,869	838,245	853,642	653,081
Shareholders’ equity	1,190,620	1,083,463	875,229	703,264	593,387

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and gallons in thousands, except per share amounts)
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.
Overview
The Company primarily operates convenience stores under the names "Casey's" and “Casey’s General Store” in 15 Midwestern states, primarily in Iowa, Missouri and Illinois. On April 30, 2017, there were a total of 1,978 stores in operation. All but two stores offer fuel for sale on a self-serve basis and carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of fuel and the products offered in our stores.

Approximately 57% of all Casey’s General Stores were opened in areas with populations of fewer than 5,000 people, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. The Marketing Company operates two distribution centers, through which grocery and general merchandise items are supplied to our stores. One is adjacent to our Corporate Headquarters facility in Ankeny, Iowa. The other was opened in February 2016 in Terre Haute, Indiana. At April 30, 2017, the Company owned the land at 1,957 store locations and the buildings at 1,962 locations, and leased the land at 21 locations and the buildings at 16 locations.
During the fourth quarter of fiscal 2017, the Company earned $0.76 in diluted earnings per share compared to $1.19 per share for the same quarter a year ago. Fiscal 2017 diluted earnings per share were $4.48 versus $5.73 for the prior year. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of fuel and certain convenience items such as beer, pop and ice.
During the 2017 fiscal year, we acquired 22 convenience stores from other parties and opened 18 of them, and completed 48 new store constructions. In addition to this activity, the Company also completed 103 major remodels, replaced 21 stores and closed 20 stores during the year.
The fourth quarter results reflected a 0.5% decrease in same-store fuel gallons sold, with an average margin of approximately 17.2 cents per gallon (compared to a 4.6% increase in same-store fuel gallons sold and an average margin of 17.8 cents per gallon last year). The Company’s fourth quarter fuel margin was helped by our ability to sell approximately 15.5 million renewable fuel credits for $7.1 million (compared to 12.7 million credits sold last year for $9.1 million) . For the year, we sold 67.6 million renewable fuel credits for $52.2 million. In the prior year we sold 57.1 million credits for $31.0 million. For the fiscal year, same-store gallons increased 2.1% with an average margin of 18.4 cents per gallon. In the prior year, same-store gallons increased 3.0% with an average margin of 19.6 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is primarily driven by local competitive conditions.
Same store sales of grocery & other merchandise increased 1.5% and prepared foods & fountain increased 3.2% during the fourth quarter of fiscal 2017, as compared to the same period in the prior year.
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
Fiscal 2017 Compared with Fiscal 2016
Total revenue for fiscal 2017 increased 5.4% ($384,501) to $7,506,587, primarily due to an increase in the number of fuel gallons sold (which generated an additional $235,458), and a $185,993 increase in inside sales (grocery & other merchandise and prepared food & fountain), offset by a 1% decrease in the average retail price of a gallon of fuel (a $36,132 decrease). Retail fuel sales for the fiscal year were $4,414,128, an increase of 4.7%. Fuel gallons sold increased 5.6% to 2.1 billion gallons. Inside sales increased 6.5% to $3,040,779, primarily as a result of a $77,872 increase from stores that were built or acquired after April 30, 2015, and a $50,593 increase from the rollout and expansion of our recent operating programs in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).
Total gross profit margin was 22.4% for fiscal 2017 compared with 22.7% for the prior year. The fuel margin decreased to 8.6% in fiscal 2017 from 9.1% in fiscal 2016 primarily due to less volatility in wholesale fuel prices, partially offset by gains in renewable fuel credits. The grocery & other merchandise margin was slightly lower at 31.5% in fiscal 2017 compared to

31.9% in fiscal 2016, due mainly to the continued pricing pressures from cigarettes, transitioning to direct store delivery of ice, and a one time adjustment in the fourth quarter. The prepared food & fountain margin decreased to 62.3% from 62.5% during fiscal 2017.
Operating expenses increased 11.2% ($118,523) in fiscal 2017 primarily due to the expansion of our operating programs noted above ($36,393), and an increase from stores built or acquired after April 30, 2015 ($31,854). The majority of all operating expenses are wages and related costs.
Depreciation and amortization expense increased 15.6% to $197,629 in fiscal 2017 from $170,937 in fiscal 2016. The increase was due primarily to capital expenditures made in fiscal 2017.
The effective tax rate decreased 100 basis points to 34.2% in fiscal 2017 from 35.2% in fiscal 2016. The decrease in the effective tax rate was primarily due to the adoption of ASU 2016-09 in the first quarter of fiscal year 2017. ASU 2016-09 requires excess tax benefits from the settlement of share-based awards to be recognized in income tax expense in the income statement, whereas they were previously recognized in equity.
Net income decreased to $177,485 in fiscal 2017 from $225,982 in fiscal 2016. The decrease was due to a combination of a weaker agricultural economy, which has slowed the growth in customer traffic to stores, combined with less volatility in the wholesale fuel costs and wage rate increases. These were partially offset by an increase in the number of fuel gallons sold, as well as an increase in inside sales.
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

COMPANY TOTAL REVENUE AND GROSS PROFIT BY CATEGORY

	Years ended April 30,
	2017	2016	2015
Total revenue by category
Fuel	$4,414,128	$4,214,802	$5,144,385
Grocery & other merchandise	2,087,349	1,974,073	1,794,822
Prepared food & fountain	953,430	880,713	780,887
Other	51,680	52,498	47,122
	$7,506,587	$7,122,086	$7,767,216
Gross profit by category (1)
Fuel	$378,347	$381,659	$351,155
Grocery & other merchandise	657,190	629,234	575,510
Prepared food & fountain	594,024	550,292	466,056
Other	51,600	52,436	47,064
	$1,681,161	$1,613,621	$1,439,785
INDIVIDUAL STORE COMPARISONS (2)

	Years ended April 30,
	2017	2016	2015
Average retail sales	$3,817	$3,704	$4,133
Average retail inside sales	1,561	1,505	1,384
Average gross profit on inside items	633	618	554
Average retail sales of fuel	2,256	2,199	2,748
Average gross profit on fuel (3)	194	202	194
Average operating income (4)	233	280	256
Average number of gallons sold	1,053	1,015	968

(1)
Gross profits represent total revenue less cost of goods sold. Gross profit is given before charges for depreciation, amortization, and credit card fees. Cost of goods sold includes the costs we incur to acquire fuel and merchandise, including excise taxes, less renewable fuel credits (RINs).

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

(4)
Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, and Company operating expenses not attributable to a particular store.

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	2017	2016	2015
Fuel gallons (1)	2.1%	3.0%	2.6%
Grocery & other merchandise (1)	2.9%	7.1%	7.8%
Prepared food & fountain (1) (2)	4.8%	8.4%	12.4%

(1)	The decline in all categories of same store sales for 2017 as compared to 2016 was due to a generally weaker agricultural economy, which has slowed the growth in customer traffic to stores.

(2)
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
Use of Non-GAAP Measures
We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets as well as impairment charges. Neither EBITDA nor Adjusted EBITDA are presented in accordance with GAAP.
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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2017 and 2016, respectively:

	Three months ended		Years ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Net income	$30,078	$47,044	$177,485	$225,982
Interest, net	10,362	9,948	41,536	40,173
Depreciation and amortization	51,947	45,909	197,629	170,937
Federal and state income taxes	13,242	22,699	92,183	122,724
EBITDA	$105,629	$125,600	$508,833	$559,816
Loss on disposal of assets and impairment charges	1,488	523	2,298	837
Adjusted EBITDA	$107,117	$126,123	$511,131	$560,653

For the three months ended April 30, 2017, EBITDA and Adjusted EBITDA were down 15.9% and 15.1% respectively, when compared to the same period a year ago. The decrease was due to slowing customer traffic due to challenges in the broader agricultural economy, lower fuel margins, and increases in operating expenses, primarily wages. These reductions were partially offset by operating 47 more stores than the same period a year ago, increased fuel gallons sold, and increases in inside sales. For the year ended April 30, 2017, EBITDA and Adjusted EBITDA were down 9.1% and 8.8% respectively. The decrease was due to slowing customer traffic due to challenges in the broader agricultural economy, lower fuel margins, and increases in operating expenses, primarily wages. These reductions were partially offset by operating 47 more stores than the same period a year ago, increased fuel gallons sold, and increases in inside sales.
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
Vendor allowances include rebates and other funds received from vendors to promote their products. The Company often receives such allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor rebates in the form of rack display allowances (RDAs) are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. The RDAs are treated as a reduction in cost of goods sold and are recognized incrementally over the period covered by the applicable rebate agreement. These funds do not represent reimbursements of specific, incremental, identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the rebate is earned per the contract. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.
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
Long-lived Assets
The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. The

Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company recorded impairment charges of $705 in fiscal 2017, $1,625 in fiscal 2016, and $1,785 in fiscal 2015, a portion of which was related to replacement store and acquisition activities. Impairment charges are a component of operating expenses.
Self-insurance
We are primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $37,984 and $35,535 for the years ended April 30, 2017 and 2016, respectively.
Goodwill
Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2017, there was $132,806 of goodwill and management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment and no events have occurred since the annual test indicating a potential impairment.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on May 1, 2018. Early application is not permitted. To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, we have developed a project plan to evaluate our revenue streams and related internal controls. Since a majority of our revenue is derived from point of sale transactions, we do not believe the implementation of this standard will have a material impact on our consolidated financial statements. However, certain areas of our consolidated financial statements that will be impacted include, but are not limited to, recognition of estimated breakage upon the sale of the Company’s gift cards and deferral of an estimated portion of revenue expected to be redeemed in the future through Casey’s pizza box tops and punch card programs. We expect the impact of such changes to be immaterial to the consolidated financial statements. The Company expects to adopt the new standard using the full retrospective method beginning May 1, 2018 and will further disclose the impact to the financial statements at that point.
In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), which provided guidance on the presentation of debt issuance costs. The new standard required that debt issuance costs be recorded as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The Company adopted this standard in the quarter ended July 31, 2016, retrospectively to all prior periods. The adoption of this standard did not have a material impact on the financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The goal of the update was to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update was effective for the Company beginning May 1, 2017 with early adoption permitted. The Company elected to early adopt this standard in the quarter ended July 31, 2016. See footnote 4 to the Consolidated Financial Statements included herein for further discussion of the impact of adoption.
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2017, the Company’s ratio of current assets to current liabilities was 0.79 to 1. The ratio at April 30, 2016 and at April 30, 2015 was 0.84 to 1 and 0.84 to 1, respectively. We believe our current $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities decreased $13,113 (2.8%) in the year ended April 30, 2017, primarily because of a decrease in net income, partially offset by increases in depreciation and accounts payable. Cash used in investing activities in the year ended April 30, 2017 increased $59,757 (15.1%) primarily due to the increased level of acquisitions and new store construction. Cash flows used in financing activities decreased $46,578 (92.8%), primarily due to proceeds from issuance of long-term debt in fiscal 2017.
Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2017, we expended $458,865 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $400,102 in the prior year. In fiscal 2018, we anticipate expending between $500,000 and $600,000, primarily from existing cash, funds generated by operations, and long-term debt proceeds for our construction, acquisition, and remodeling of stores.

At April 30, 2017, the Company had a bank line of credit arrangement consisting of two Promissory Notes, in the principal amount of $50,000 each (together, the “Notes”). The Notes evidenced a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the first Note was at a rate of 0.750% over the Index. The interest rate applicable to the second note is 1.000% over the Index. There was a $900 balance owed on the Notes at April 30, 2017 and $0 at April 30, 2016. The line of credit is due upon demand.
As of April 30, 2017, we had long-term debt, net of current maturities, of $907,356 consisting of $569,000 in principal amount of 5.22% Senior notes, $30,000 in principal amount of 5.72% Senior notes, Series A and B; $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes, Series B, $50,000 in principal amount of 3.65% Senior Notes, Series C, $50,000 in principal amount of 3.72% Senior Notes, Series D, and $8,356 of capital lease obligations.
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
Interest on the 3.65% Senior notes Series C is payable on the 2nd day of each May and November, while the interest on the 3.72% Senior notes Series D is payable on the 28th day of each April and October. Principal on the Senior notes Series C and Series D is payable in various installments beginning May 2, 2025 (Series C) and October 28, 2025 (Series D) through October 2031. We may prepay the 3.65% and 3.72% Senior notes in whole or in part at any time in an amount of not less than

$2,000 at a redemption price calculated in accordance with the Note Agreement dated May 2, 2016, between the Company and the purchasers of the Senior notes Series C and Series D.
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

The table below presents our significant contractual obligations, including interest, at April 30, 2017:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,110,707	$58,127	$113,679	$599,274	$339,627
Capital lease obligations	14,770	900	1,819	1,791	10,260
Operating lease obligations	4,427	1,172	1,659	781	815
Unrecognized tax benefits	5,362	—	—	—	—
Deferred compensation	15,784	—	—	—	—
Total	$1,151,050	$60,199	$117,157	$601,846	$350,702
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the above “Payments due by period” table.
At April 30, 2017, the Company had a total of $5,362 in gross unrecognized tax benefits. Of this amount, $3,522 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $141 as of April 30, 2017. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The state of Nebraska is examining tax years 2012 through 2014. The state of Kansas is examining tax years 2013 through 2015. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company currently does not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $1,242 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.
Included in long-term liabilities on our consolidated balance sheet at April 30, 2017, was a $15,784 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the above “Payments due by period” table. However, known payments of $5,323 will be due during the next 5 years.
At April 30, 2017, we were partially self-insured for workers’ compensation claims in all 15 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $21,126 and $20,115, respectively, were issued and outstanding at April 30, 2017 and 2016, on the insurance company’s behalf. We renew the letters of credit on an annual basis.
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
Fuel is purchased from a variety of independent national and regional petroleum distributors at current daily prices at the rack in which the fuel is loaded onto tanker trucks. While annual purchase agreements exist with a few distributors, those agreements primarily specify purchasing volumes that must be maintained to be eligible for certain discounts. We typically sell the fuel before the vendor is paid as a result of our short fuel inventory turnover rate. Any substantial change in the payment terms required by fuel vendors could impact the amount of cash and working capital we would need to conduct operations.
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
Tobacco Products

Sales of tobacco products represent a significant portion of our revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco products as well as national and local campaigns to further regulate and discourage smoking in the United States have had and are expected to continue having an adverse effect on the demand for tobacco products sold in our stores. We attempt to pass price increases on to our customers, but competitive pressures in specific markets may prevent us from doing so. These factors could materially impact the retail price of tobacco products, the gross profit obtained from the tobacco category, the volume of cigarettes and other tobacco products sold by stores, and overall customer traffic, and have a material adverse effect on the Company’s earnings and profits.
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
Please see Item 1A of this Form 10-K, entitled “Risk Factors,” for further information on these and other factors that may affect our business and financial results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2017, would have no material effect on pretax earnings.
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
We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2017 and 2016, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2017. We also have audited the Company’s internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A (Controls and Procedures). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casey’s General Stores, Inc. and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, Casey's General Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Des Moines, Iowa
June 29, 2017

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$76,717	$75,775
Receivables	43,244	27,701
Inventories	201,644	204,988
Prepaid expenses	9,179	3,008
Income taxes receivable	19,901	14,413
Total current assets	350,685	325,885
Property and equipment, at cost
Land	665,318	593,043
Buildings and leasehold improvements	1,422,586	1,279,258
Machinery and equipment	1,905,553	1,704,379
Leasehold interest in property and equipment	16,173	16,044
	4,009,630	3,592,724
Less accumulated depreciation and amortization	1,496,472	1,340,249
Net property and equipment	2,513,158	2,252,475
Other assets, net of amortization	23,453	19,222
Goodwill	132,806	128,566
Total assets	$3,020,102	$2,726,148
Liabilities and Shareholders’ Equity
Current liabilities
Notes payable to bank	$900	$—
Current maturities of long-term debt	15,421	15,375
Accounts payable	293,903	241,207
Accrued expenses
Wages and related taxes	25,010	32,026
Property taxes	26,721	24,091
Insurance	37,984	35,535
Other	46,607	39,337
Total current liabilities	446,546	387,571
Long-term debt, net of current maturities	907,356	822,869
Deferred income taxes	440,124	394,934
Deferred compensation	15,784	17,813
Other long-term liabilities	19,672	19,498
Total liabilities	1,829,482	1,642,685
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 38,765,821 and 39,055,570 shares issued and outstanding at April 30, 2017 and 2016, respectively	40,074	72,868
Retained earnings	1,150,546	1,010,595
Total shareholders’ equity	1,190,620	1,083,463
Total liabilities and shareholders’ equity	$3,020,102	$2,726,148
See accompanying Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2017	2016	2015
Total revenue	$7,506,587	$7,122,086	$7,767,216
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	5,825,426	5,508,465	6,327,431
Gross profit	1,681,161	1,613,621	1,439,785
Operating expenses	1,172,328	1,053,805	960,424
Depreciation and amortization	197,629	170,937	156,111
Interest, net	41,536	40,173	41,225
Income before income taxes	269,668	348,706	282,025
Federal and state income taxes	92,183	122,724	101,397
Net income	$177,485	$225,982	$180,628
Net income per common share
Basic	$4.54	$5.79	$4.66
Diluted	$4.48	$5.73	$4.62

Dividends declared per share	$0.96	$0.88	$0.80
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings		Shareholders' Equity
Balance at April 30, 2014	38,507,387	$33,878	$669,386		$703,264
Net income	—	—	180,628		180,628
Dividends declared (80 cents per share)	—	—	(31,059)		(31,059)
Exercise of stock options	310,224	11,465	—		11,465
Tax benefits related to nonqualified stock options	—	3,624	—		3,624
Stock-based compensation	68,554	7,307	—		7,307
Balance at April 30, 2015	38,886,165	$56,274	$818,955		$875,229
Net income	—	—	225,982		225,982
Dividends declared (88 cents per share)	—	—	(34,342)		(34,342)
Exercise of stock options	108,100	3,717	—		3,717
Issuance of common stock	32,717	2,762	—	—	2,762
Tax benefits related to nonqualified stock options	—	2,702	—		2,702
Stock-based compensation	28,588	7,413	—		7,413
Balance at April 30, 2016	39,055,570	$72,868	$1,010,595		$1,083,463
Net income	—	—	177,485		177,485
Dividends declared (96 cents per share)	—	—	(37,534)		(37,534)
Exercise of stock options	69,150	2,357	—		2,357
Issuance of common stock	28,138	3,526	—		3,526
Repurchase of common stock	(443,800)	(49,374)	—		(49,374)
Stock-based compensation	56,763	10,697	—		10,697
Balance at April 30, 2017	38,765,821	$40,074	$1,150,546		$1,190,620
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2017	2016	2015
Cash flows from operating activities
Net income	$177,485	$225,982	$180,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,629	170,937	156,111
Stock-based compensation	10,697	7,413	7,307
Loss on disposal of assets and impairment charges	2,298	837	2,370
Deferred income taxes	45,190	55,492	44,711
Changes in assets and liabilities:
Receivables	(15,543)	(5,092)	3,232
Inventories	4,400	(7,390)	10,365
Prepaid expenses	(6,171)	(983)	(547)
Accounts payable	40,332	3,011	(33,290)
Accrued expenses	14,780	14,983	(14,205)
Income taxes receivable	(6,226)	7,064	(7,801)
Other, net	(5,598)	132	(236)
Net cash provided by operating activities	459,273	472,386	348,645
Cash flows from investing activities
Purchase of property and equipment	(433,392)	(392,839)	(360,734)
Payments for acquisitions of businesses, net of cash acquired	(25,473)	(7,263)	(41,157)
Proceeds from sales of property and equipment	4,140	5,134	2,748
Net cash used in investing activities	(454,725)	(394,968)	(399,143)
Cash flows from financing activities
Proceeds from long-term debt	100,000	—	—
Repayments of long-term debt	(15,399)	(15,399)	(553)
Net borrowings of short-term debt	900	—	—
Proceeds from exercise of stock options	2,357	3,717	11,465
Payments of cash dividends	(36,758)	(33,527)	(30,175)
Repurchase of common stock	(47,893)	—	—
Tax withholdings on employee share-based awards	(6,813)	(4,975)	(3,339)
Net cash used in financing activities	(3,606)	(50,184)	(22,602)
Net increase (decrease) in cash and cash equivalents	942	27,234	(73,100)
Cash and cash equivalents at beginning of year	75,775	48,541	121,641
Cash and cash equivalents at end of year	$76,717	$75,775	$48,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest, net of amount capitalized	$41,268	$40,401	$41,382
Cash paid for income taxes, net	52,961	60,049	64,367
Noncash investing and financing activities
Purchased property and equipment in accounts payable	10,883	11,619	9,060
Shares repurchased in accounts payable	1,481	—	—
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 1,978 convenience stores in 15 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2017 by category are as follows: 59% fuel, 28% grocery & other merchandise, and 13% prepared food & fountain. The Company’s products are readily available, and the Company is generally not dependent on a single supplier or only a few suppliers.
Principles of consolidation The consolidated financial statements include the financial statements of Casey’s General Stores, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The excess of current cost over the stated LIFO value was $65,593 and $58,432 at April 30, 2017 and 2016, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2017 and 2016:

	Fiscal 2017	Fiscal 2016
Fuel	$60,833	$57,840
Merchandise	140,811	147,148
Total inventory	$201,644	$204,988
The Company often receives vendor allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor allowances include rebates and other funds received from vendors to promote their products.Vendor rebates in the form of rack display allowances (RDAs) are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. The RDAs are treated as a reduction in cost of goods sold and are recognized ratably over the period covered by the applicable rebate agreement. These funds do not represent reimbursements of specific, incremental, identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the rebate is earned per the contract. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.
Renewable Identification Numbers (RINs) are recorded as a reduction in cost of goods sold in the period when the Company commits to a price and agrees to sell all of the RINs earned during a specified period. The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs. The Company does not record an asset on the balance sheet related to RINs that has not been validated and contracted.
Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2017 and 2016, there was $132,806 and $128,566 of goodwill, respectively. Management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment for the years ended April 30, 2017, 2016, and 2015.

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
The Company monitors stores and will accelerate depreciation if the expected life of the asset is reduced due to the expected remaining operation of the store or the Company’s plans.

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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $705 in fiscal 2017, $1,625 in fiscal 2016, and $1,785 in fiscal 2015. Impairment charges are a component of operating expenses.
Excise taxes Excise taxes approximating $866,000, $818,000, and $715,000 on retail fuel sales are included in total revenue and cost of goods sold for fiscal 2017, 2016, and 2015, respectively.
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

There were no material changes in our asset retirement obligation estimates during fiscal 2017. The recorded asset for asset retirement obligations was $10,421 and $9,788 at April 30, 2017 and 2016, respectively, and is recorded in other assets, net of amortization. The discounted liability was $15,899 and $14,975 at April 30, 2017 and 2016, respectively, and is recorded in other long-term liabilities.
Self-insurance The Company is primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $37,984 and $35,535 for the years ended April 30, 2017 and 2016, respectively.
Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
Derivative instruments There were no options or futures contracts as of or during the years ended April 30, 2017, 2016, or 2015. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.
Stock-based compensation Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the statement of income over the vesting period of the award. None of the awards contain performance conditions.
Segment reporting As of April 30, 2017, we operated 1,978 stores in 15 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food & fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate gross margins within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, after deferral for one year, is effective for the Company on May 1, 2018. Early application is not permitted. To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, we have developed a project plan to evaluate our revenue streams and related internal controls. Since a majority of our revenue is derived from point of sale transactions, we do not believe the implementation of this standard will have a material impact on our consolidated financial statements. However, certain areas of our consolidated financial statements that will be impacted include, but are not limited to, recognition of estimated breakage upon the sale of the Company’s gift cards and deferral of an estimated portion of revenue expected to be redeemed in the future through Casey’s pizza box tops and punch card programs. We expect the impact of such changes to be immaterial to the consolidated financial statements. The Company expects to adopt the new standard using the full retrospective method beginning May 1, 2018 and will further disclose the impact to the financial statements at that point.
In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), which provided guidance on the presentation of debt issuance costs. The new standard required that debt issuance costs be recorded as a reduction from the face amount of the related debt, with amortization recorded as interest expense, rather than recording as a deferred asset. The Company adopted this standard in the quarter ended July 31, 2016, retrospectively to all prior periods. The adoption of this standard did not have a material impact on the financial statements.
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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The goal of the update was to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update was effective for the Company beginning May 1, 2017 with early adoption permitted. The Company elected to early adopt this standard in the quarter ended July 31, 2016. See Footnote 4 for further discussion of the impact of adoption.
2. ACQUISITIONS
During the year ended April 30, 2017, the Company acquired 22 stores through a variety of single store transactions with several unrelated third parties. Of the 22 stores acquired, 18 were re-opened as a Casey's store during the 2017 fiscal year, and four will be opened during the 2018 fiscal year. The acquisitions meet the criteria to be considered business combinations. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2017 is as follows (in thousands):

Assets acquired:
Inventories	$1,056
Property and equipment	20,283
Total assets	21,339
Liabilities assumed:
Accrued expenses	106
Total liabilities	106
Net tangible assets acquired	21,233
Goodwill	4,240
Total consideration paid	$25,473

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2017	2016
Total revenue	$7,540,386	$7,156,075
Net income	$178,645	$227,124
Net income per common share
Basic	$4.57	$5.82
Diluted	$4.51	$5.76
3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT
A summary of the fair value of the Company’s financial instruments follows.
Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.

Long-term debt The fair value of the Company’s long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $941,000 and $887,000, respectively, at April 30, 2017 and 2016.
The Company’s long-term debt at carrying amount by issuance is as follows:

	As of April 30,
	2017	2016
Capitalized lease obligations discounted at 3.70% to 6.00% due in various monthly installments through 2048 (Note 7)	$8,777	$9,244
5.72% Senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	45,000	60,000
5.22% Senior notes due August 9, 2020	569,000	569,000
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	—
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	—
	922,777	838,244
Less current maturities	15,421	15,375
	$907,356	$822,869

At April 30, 2017, the Company had a bank line of credit arrangement consisting of two Promissory Notes, in the principal amount of $50,000 each (together, the “Notes”). The Notes evidenced a revolving line of credit in the aggregate principal amount of $100,000 and bear interest at variable rates subject to change from time to time based on changes in an independent index referred to in the Notes as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the first Note was at a rate of 0.750% over the Index. The interest rate applicable to the second note is 1.000% over the Index. There was a $900 balance owed on the Notes at April 30, 2017 and $0 at April 30, 2016. The line of credit is due upon demand.
Interest expense is net of interest income of $588, $157, and $158 for the years ended April 30, 2017, 2016, and 2015, respectively. Interest expense is also net of interest capitalized of $1,470, $1,134, and $1,209 during the years ended April 30, 2017, 2016, and 2015, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2017, the Company was in compliance with all such operating and financial covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2017 and thereafter:

Years ended April 30,	Capital Leases	Senior Notes	Total
2018	$421	$15,000	$15,421
2019	444	15,000	15,444
2020	468	15,000	15,468
2021	494	569,000	569,494
2022	455	—	455
Thereafter	6,495	300,000	306,495
	$8,777	$914,000	$922,777
4. PREFERRED AND COMMON STOCK
Preferred stock The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.
Common stock The Company currently has 120,000,000 authorized shares of common stock.

Stock option plans The 2009 Stock Incentive Plan (the “Plan”) was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,250,062 shares available for grant at April 30, 2017 under the Plan. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. Restricted stock is transferred to the employee or non-employee immediately upon grant, whereas restricted stock units have a vesting period that must expire before the stock is transferred. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. At April 30, 2017, stock options for 222,050 shares (which expire between fiscal years 2018 through 2022) were outstanding. All stock option shares issued are previously unissued authorized shares.
The following table summarizes the most recent compensation grants made during the three-year period ended April 30, 2017:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

June 6, 2014	Restricted Stock Units	91,000	Officers & Key employees	June 6, 2017	$6,584
June 6, 2014	Restricted Stock	30,538	Officers & Key employees	Immediate (Annual performance goal)	$2,209
September 19, 2014	Restricted Stock	13,955	Non-employee board members	Immediate	$990
June 5, 2015	Restricted Stock Units	104,200	Officers & Key employees	June 5, 2018	$9,135
June 5, 2015	Restricted Stock	48,913	Officers & Key employees	Immediate (Annual performance goal)	$4,288
September 18, 2015	Restricted Stock	7,748	Non-employee board members	Immediate	$856
April 12, 2016	Restricted Stock Units	10,000	CEO	20% each May 1, 2017-2021	$1,060
June 3, 2016	Restricted Stock Units	111,150	Officers & Key employees	June 3, 2019	$13,849
June 3, 2016	Restricted Stock	40,996	Officers & Key employees	Immediate (Annual performance goal)	$5,108
September 16, 2016	Restricted Stock	8,941	Non-employee board members	Immediate	$1,064

Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2014	712,024	$36.73
Granted	—	—
Exercised	(310,224)	36.96
Forfeited	—	—
Outstanding at April 30, 2015	401,800	$36.55
Granted	—	—
Exercised	(108,100)	34.37
Forfeited	(2,500)	25.26
Outstanding at April 30, 2016	291,200	$37.46
Granted	—	—
Exercised	(69,150)	34.08
Forfeited	—	—
Outstanding at April 30, 2017	222,050	$38.51
At April 30, 2017, all outstanding options had an aggregate intrinsic value of $16,335 and a weighted average remaining contractual life of 3.49 years. All options are vested as of April 30, 2017. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2017 was $6,137.
At April 30, 2017, the range of exercise prices for outstanding options was $25.26 – $44.39. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2017 were as follows:

Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
25.26-25.49	62,350	25.28	2.2
26.51-26.92	6,500	26.73	0.6
44.39	153,200	44.39	4.2
	222,050
Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2014	148,546
Granted	91,000
Vested	(38,198)
Forfeited	(7,418)
Unvested at April 30, 2015	193,930
Granted	114,200
Vested	(31,480)
Forfeited	(3,750)
Unvested at April 30, 2016	272,900
Granted	111,150
Vested	(73,000)
Forfeited	(7,650)
Unvested at April 30, 2017	303,400

Total compensation costs recorded for the stock options, restricted stock, and restricted stock unit awards for the years ended April 30, 2017, 2016 and 2015 were $10,697, $7,413, and $7,307, respectively. As of April 30, 2017, there was $12,693 of total unrecognized compensation costs related to the Plan and Prior Plans for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2020.
ASU No 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was issued in March 2016 and early adopted by the Company in the first quarter of fiscal 2017. ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period, and instead, provides an alternative option to account for forfeitures as they occur, which is the option the Company adopted. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. The adoption of this section had no material impact on the financial statements. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The standard requires presentation of excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity. We adopted this change prospectively during the first quarter of 2017. ASU 2016-09 also requires the presentation of amounts withheld for applicable income taxes on employee share-based awards as a financing activity on the statement of cash flows. This adoption is reflected in the cash flow statement on a retrospective basis, which resulted in an increase in net cash used in financing activities and an increase in net cash provided by operating activities of $4,975 and $3,339 for the periods ended April 30, 2016 and April 30, 2015, respectively.
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
Finally, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e. through a reduction in income taxes payable) before they are recognized. The adoption of this portion of the standard had no impact on the financial statements.
During the fourth quarter of the fiscal year ended April 30, 2017, the Company began a share repurchase program, wherein the Company is authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The share repurchase authorization is valid for a period of two years. The timing and number of repurchase transactions under the program depends on a variety of factors, including but not limited to market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time. From its inception on March 9, 2017, through the end of fiscal year 2017, the company repurchased 443,800 shares of its common stock under its open market share repurchase program, for approximately $49.4 million. As of April 30, 2017, the Company had a total remaining authorized amount for share repurchases of $250.6 million.

5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2017	2016	2015
Basic
Net income	$177,485	$225,982	$180,628
Weighted average shares outstanding-basic	39,124,665	39,016,299	38,743,227
Basic earnings per common share	$4.54	$5.79	$4.66
Diluted
Net income	$177,485	$225,982	$180,628
Weighted-average shares outstanding-basic	39,124,665	39,016,299	38,743,227
Plus effect of stock options and restricted stock units	454,333	405,900	360,606
Weighted-average shares outstanding-diluted	39,578,998	39,422,199	39,103,833
Diluted earnings per common share	$4.48	$5.73	$4.62
There were no options considered antidilutive; therefore, all options were included in the computation of dilutive earnings per share for fiscal 2017, 2016, and fiscal 2015, respectively.

6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2017	2016	2015
Current tax expense
Federal	$41,300	$58,273	$49,593
State	5,693	8,959	7,093
	46,993	67,232	56,686
Deferred tax expense	45,190	55,492	44,711
Total income tax expense	$92,183	$122,724	$101,397

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2017	2016
Deferred tax assets
Accrued liabilities and reserves	$10,948	$11,522
Property and equipment depreciation	16,604	15,914
Workers compensation	10,934	10,540
Deferred compensation	5,916	6,696
Equity compensation	6,923	5,186
State net operating losses & tax credits	938	973
Other	1,275	1,582
Total gross deferred tax assets	53,538	52,413
Less valuation allowance	60	84
Total net deferred tax assets	53,478	52,329
Deferred tax liabilities
Property and equipment depreciation	(468,470)	(425,586)
Goodwill	(25,052)	(21,677)
Other	(80)	—
Total gross deferred tax liabilities	(493,602)	(447,263)
Net deferred tax liability	$(440,124)	$(394,934)
At April 30, 2017, the Company had net operating loss carryforwards for state income tax purposes of approximately $61,154, which are available to offset future state taxable income. These net operating loss carryforwards expire during the tax years 2020 through 2036. In addition, the Company had state alternative minimum tax credit carryforwards of approximately $7, which are available to reduce future state regular income taxes over an indefinite period.
There was a valuation allowance of $60 and $84 for state net operating loss deferred tax assets as of April 30, 2017 and 2016. The change in the valuation allowance was $(24) and $(144) for the years ending April 30, 2017 and 2016, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2017	2016	2015
Income taxes at the statutory rates	35.0%	35.0%	35.0%
Federal tax credits	(1.8)%	(1.7)%	(1.7)%
State income taxes, net of federal tax benefit	2.8%	2.7%	3.1%
ASU 2016-09 Benefit (share based compensation)	(1.3)%	—%	—%
Other	(0.5)%	(0.8)%	(0.4)%
	34.2%	35.2%	36.0%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $5,362 and $6,484 in gross unrecognized tax benefits at April 30, 2017 and 2016, respectively, which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $3,522 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits decreased $1,122 during the twelve months ended April 30, 2017, due primarily to the expiration of certain statutes of limitations exceeding the increase associated with income tax filing positions for the current year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Beginning balance	$6,484	$8,043
Additions based on tax positions related to current year	1,705	1,084
Additions for tax positions of prior years	—	26
Reductions for tax positions of prior years	—	—
Reductions due to lapse of applicable statute of limitations	(2,827)	(2,669)
Settlements	—	—
Ending balance	$5,362	$6,484
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $141 and $217 at April 30, 2017 and 2016, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2017 was a decrease in tax expense of $76 and an increase of $65 for the year ended April 30, 2016.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Nebraska is examining tax years 2012 through 2014, and the state of Kansas is examining tax years 2013 through 2015. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company does not have any outstanding litigation related to tax matters.
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,242 during the next twelve months mainly due to the expiration of certain statutes of limitations. The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
7. LEASES
The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.
The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2017	2016
Real estate	$13,480	$13,480
Equipment	2,693	2,564
	16,173	16,044
Less accumulated amortization	7,039	6,365
	$9,134	$9,679
Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2017:

Years ended April 30,	Capital leases	Operating leases
2018	$900	$1,172
2019	907	1,001
2020	912	658
2021	908	523
2022	883	258
Thereafter	10,260	815
Total minimum lease payments	14,770	$4,427
Less amount representing interest	5,993
Present value of net minimum lease payments	$8,777
The total rent expense under operating leases was $1,936 in 2017, $1,862 in 2016, and $1,961 in 2015.
8. BENEFIT PLANS
401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan covers all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on employee contributions. Contributions to the 401(k) plan were $8,181, $6,560, and $5,852 for the years ended April 30, 2017, 2016, and 2015, respectively.
On April 30, 2017 and 2016, 1,401,764 and 1,419,841 shares of common stock, respectively, were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of net income per common share.
Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2017 and 2016, respectively, were $4,737 and $5,230. The discount rates used were 4.0% and 3.8%, respectively, at April 30, 2017 and 2016. The amount expensed in fiscal 2017 was $131 and the Company expects to pay $625 per year for each of the next five years. Expense incurred in fiscal 2016 and fiscal 2015 was $230 and $326, respectively.
Other post-employment benefits The Company also has severance and/or deferred compensation agreements with three other former employees. The amounts accrued at April 30, 2017 and 2016 were $3,825 and $4,043, respectively. The Company expects to pay $507, $457, $432, $432 and $432 the next five years under the agreements. The expense incurred in fiscal 2017, 2016 and 2015 was $370, $238, and $219 respectively.
9. COMMITMENTS
The Company has entered into an employment agreement with its chief executive officer. The agreement provides that the officer will receive aggregate base compensation of not less than $900 per year exclusive of bonuses. The agreement also provides for certain payments in the case of death or disability of the officer. The Company also has entered into employment agreements with fourteen other key employees, providing for certain payments in the event of termination following a change of control of the Company.
10. CONTINGENCIES
Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2017 and 2016 of approximately $283 and $341, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
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
From time to time we may be involved in other legal and administrative proceedings or investigations arising from the conduct of our business operations, including, but not limited to, contractual disputes; employment or personnel matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operation.
Other At April 30, 2017, the Company was partially self-insured for workers’ compensation claims in all but one state of its marketing territory. In North Dakota, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $21,126 and $20,115, respectively, were issued and outstanding at April 30, 2017 and 2016, on the insurance company’s behalf. The Company also has investments of approximately $223 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2017 and 2016, the Company had $37,984 and $35,535, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.
11. SUBSEQUENT EVENTS
Events that have occurred subsequent to April 30, 2017 have been evaluated for disclosure. On June 13, 2017, the Company issued $150 million aggregate principal amount of 3.51% Senior Notes due June 13, 2025, and expects to issue on August 22, 2017, $250 million aggregate principal amount of 3.77% Senior Notes due August 22, 2028. Further information is set forth in the Current Report on Form 8-K filed by the Company on June 15, 2017.

12. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

	Year ended April 30, 2017
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,147,044	1,113,351	1,053,990	1,099,743	4,414,128
Grocery & other merchandise	566,174	544,799	476,309	500,068	2,087,349
Prepared food & fountain	243,655	248,345	228,278	233,150	953,430
Other	13,206	13,560	11,416	13,499	51,680
	$1,970,079	1,920,055	1,769,993	1,846,460	7,506,587
Gross profit*
Fuel	$104,429	99,060	89,265	85,592	378,347
Grocery & other merchandise	179,127	174,590	148,099	155,374	657,190
Prepared food & fountain	153,052	156,329	140,869	143,774	594,024
Other	13,187	13,539	11,396	13,479	51,600
	$449,795	443,518	389,629	398,219	1,681,161
Net income	$67,392	57,180	22,835	30,078	177,485
Income per common share
Basic	1.72	1.46	0.58	0.77	4.54
Diluted	1.70	1.44	0.58	0.76	4.48

	Year ended April 30, 2016
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,286,241	1,166,736	888,744	873,081	4,214,802
Grocery & other merchandise	526,620	516,578	453,388	477,487	1,974,073
Prepared food & fountain	223,381	229,388	209,595	218,349	880,713
Other	12,350	11,898	14,213	14,037	52,498
	$2,048,592	1,924,600	1,565,940	1,582,954	7,122,086
Gross profit*
Fuel	$87,681	122,690	85,460	85,828	381,659
Grocery & other merchandise	171,549	162,904	141,482	153,299	629,234
Prepared food & fountain	139,679	145,513	130,027	135,073	550,292
Other	12,333	11,883	14,200	14,020	52,436
	$411,242	442,990	371,169	388,220	1,613,621
Net income	$61,806	79,033	38,099	47,044	225,982
Income per common share
Basic	1.59	2.03	0.98	1.20	5.79
Diluted	1.57	2.00	0.97	1.19	5.73

*	Gross profit is given before charge for depreciation and amortization and credit card fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2017.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2017.

KPMG LLP, as the Company's independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company's internal control over financial reporting. This report appears on page 29.

(c)    Changes in Internal Control over Financial Reporting.

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers and Their Compensation” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2017 and used in connection with the Company’s 2017 Annual Meeting of Shareholders are hereby incorporated by reference.
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
That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Officers and Their Compensation” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2017 and used in connection with the Company’s 2017 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Shares Outstanding,” “Voting Procedures,” and “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2017 and used in connection with the Company’s 2017 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions” and “Governance of the Company” as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2017 and used in connection with the Company’s 2017 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Firm Fees” as filed with the Commission within 120 days after April 30, 2017 and used in connection with the Company’s 2017 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K:

(1)	The following financial statements are included herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2017 and 2016
Consolidated Statements of Income, Three Years Ended April 30, 2017
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2017
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2017
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

4.10
Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference from the Current Reports on Form 8-K filed June 18, 2013 and December 18, 2013)

4.11
Note Purchase Agreement dated as of May 2, 2016 among the Company and the purchasers of the 3.65% Series C Notes and 3.72% Series D Notes (incorporated by reference from the Current Report on Form 8-K filed May 3, 2016)

4.12
Note Purchase Agreement dated as of June 13, 2017 among the Company and the purchasers of the 3.51% Series E Notes and 3.77% Series F Notes (incorporated by reference from the Current Report on Form 8-K filed June 15, 2017)

10.21(a)*
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

10.42*	Employment Agreement with Terry W. Handley and related Restricted Stock Units Award Agreement dated April 12, 2016 (incorporated by reference from the Current Report on Form 8-K filed June 6, 2016)

21	Subsidiaries of Casey’s General Stores, Inc. (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended April 30, 2016)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Terry W. Handley under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 29, 2017	By	/s/ Terry W. Handley
Terry W. Handley, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 29, 2017	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2017	By	/s/ Robert J. Myers
Robert J. Myers
Chairman and Director

Date: June 29, 2017	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer

Date: June 29, 2017	By	/s/ Terry W. Handley
Terry W. Handley, President and
Chief Executive Officer, Director

Date: June 29, 2017	By	/s/ Johnny Danos
Johnny Danos
Director

Date: June 29, 2017	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 29, 2017	By	/s/ Jeffrey M. Lamberti
Jeffrey M. Lamberti
Director

Date: June 29, 2017	By	/s/ H. Lynn Horak
H. Lynn Horak
Director

Date: June 29, 2017	By	/s/ Larree M. Renda
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