Form 10-Q
period 2017-07-31
CASEYS GENERAL STORES INC
filed 2017-09-05
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended July 31, 2017
Commission File Number 001-34700

CASEY’S GENERAL STORES, INC.
(Exact name of registrant as specified in its charter)

IOWA	42-0935283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ONE SE CONVENIENCE BOULEVARD, ANKENY, IOWA	50021
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR 230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR 240.12b-2). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2017
Common stock, no par value per share	37,897,078 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2017	April 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$159,101	76,717
Receivables	44,544	43,244
Inventories	225,973	201,644
Prepaid expenses	8,251	9,179
Income tax receivable	1,430	19,901
Total current assets	439,299	350,685
Other assets, net of amortization	23,632	23,453
Goodwill	132,806	132,806
Property and equipment, net of accumulated depreciation of $1,537,648 at July 31, 2017 and $1,496,472 at April 30, 2016	2,561,744	2,513,158
Total assets	$3,157,481	3,020,102

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	July 31, 2017	April 30, 2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank	$—	900
Current maturities of long-term debt	15,429	15,421
Accounts payable	281,645	293,903
Accrued expenses	144,789	136,322
Total current liabilities	441,863	446,546
Long-term debt, net of current maturities	1,057,238	907,356
Deferred income taxes	455,688	440,124
Deferred compensation	15,959	15,784
Other long-term liabilities	20,221	19,672
Total liabilities	1,990,969	1,829,482
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	—	40,074
Retained earnings	1,166,512	1,150,546
Total shareholders’ equity	1,166,512	1,190,620
Total liabilities and shareholders' equity	$3,157,481	3,020,102
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2017	2016
Total revenue	$2,093,739	1,970,079
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	1,617,042	1,520,284
Operating expenses	321,247	292,128
Depreciation and amortization	52,369	45,855
Interest, net	11,375	10,540
Income before income taxes	91,706	101,272
Federal and state income taxes	34,948	33,880
Net income	$56,758	67,392
Net income per common share
Basic	$1.48	1.72
Diluted	$1.46	1.70
Basic weighted average shares outstanding	38,360,104	39,156,462
Plus effect of stock compensation	480,184	474,677
Diluted weighted average shares outstanding	38,840,288	39,631,139

Dividends declared per share	$0.26	0.24
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2017	38,765,821	$40,074	$1,150,546	$1,190,620
Net income	—	—	56,758	56,758
Dividends declared (26 cents per share)	—	—	(9,924)	(9,924)
Exercise of stock options	7,050	195	—	195
Repurchase of common stock	(718,369)	(47,011)	(30,868)	(77,879)
Stock based compensation	56,393	6,742	—	6,742
Balance at July 31, 2017	38,110,895	$—	$1,166,512	$1,166,512
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2017	2016
Cash flows from operating activities:
Net income	$56,758	67,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,369	45,855
Stock-based compensation	9,807	2,471
Loss (gain) on disposal of assets and impairment charges	140	(302)
Deferred income taxes	15,564	11,840
Changes in assets and liabilities:
Receivables	(1,300)	(4,392)
Inventories	(24,244)	(631)
Prepaid expenses	928	(2,524)
Accounts payable	(20,010)	16,976
Accrued expenses	8,284	12,896
Income taxes	18,899	12,215
Other, net	(56)	(447)
Net cash provided by operating activities	117,139	161,349
Cash flows from investing activities:
Purchase of property and equipment	(91,548)	(82,296)
Payments for acquisition of businesses, net of cash acquired	(3,322)	(2,854)
Proceeds from sales of property and equipment	1,607	932
Net cash used in investing activities	(93,263)	(84,218)
Cash flows from financing activities:
Proceeds from long-term debt	150,000	50,000
Repayments of long-term debt	(103)	(98)
Net repayments of short-term debt	(900)	—
Proceeds from exercise of stock options	195	1,598
Payments of cash dividends	(9,312)	(8,577)
Repurchase of common stock	(77,878)	—
Tax withholdings on employee share-based awards	(3,494)	(6,339)
Net cash provided by financing activities	58,508	36,584

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2017	2016
Net increase in cash and cash equivalents	82,384	113,715
Cash and cash equivalents at beginning of the period	76,717	75,775
Cash and cash equivalents at end of the period	$159,101	189,490
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2017	2016
Cash paid during the period for:
Interest, net of amount capitalized	$4,673	3,785
Income taxes, net	463	9,793

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	7,752	11,664
Shares repurchased in accounts payable	1,486	—
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of July 31, 2017 and April 30, 2017, and the results of operations for the three months ended July 31, 2017 and 2016, and cash flows for the three months ended July 31, 2017 and 2016. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2017 for our consideration of new accounting pronouncements.

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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $1,086,000 and $941,000 at July 31, 2017 and April 30, 2017, respectively. The Company has an aggregate $100,000 line of credit with $0 outstanding at July 31, 2017 and $900 outstanding at April 30, 2017.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 3,000,412 shares available for grant at July 31, 2017. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
The following table summarizes the most recent compensation grants as of July 31, 2017:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

September 13, 2013	Restricted Stock Units	14,000	Non-employee board members	May 1, 2014	$958
June 6, 2014	Restricted Stock Units	91,000	Officers & Key employees	June 6, 2017	$6,584
June 6, 2014	Restricted Stock	30,538	Officers & Key employees	Immediate (Annual performance goal)	$2,209
September 19, 2014	Restricted Stock	13,955	Non-employee board members	Immediate	$990
June 5, 2015	Restricted Stock Units	104,200	Officers & Key employees	June 5, 2018	$9,135
June 5, 2015	Restricted Stock	48,913	Officers & Key employees	Immediate (Annual performance goal)	$4,288
September 18, 2015	Restricted Stock	7,748	Non-employee board members	Immediate	$856
April 12, 2016	Restricted Stock	10,000	CEO	2,000 Shares each May 1st from 2017-2021	$1,060
June 3, 2016	Restricted Stock Units	111,150	Officers & Key employees	June 3, 2019	$13,849
June 3, 2016	Restricted Stock	40,996	Officers & Key employees	Immediate (Annual performance goal)	$5,108
September 16, 2016	Restricted Stock	8,941	Non-employee board members	Immediate	$1,064
June 1, 2017	Restricted Stock Units	63,699	Key Employees	June 15, 2020	$7,388
July 14, 2017	Restricted Stock Units ***	61,126	Officers	June 15, 2020	$6,912

*** This grant of restricted stock units includes time-based and performance-based awards.  The performance-based units included in the figure above represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target".
At July 31, 2017, options for 215,000 shares (which expire between 2017 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2017	222,050	$38.51
Granted	—	—
Exercised	7,050	27.64
Forfeited	—	—
Outstanding at July 31, 2017	215,000	$38.86
At July 31, 2017, all 215,000 outstanding options were vested, and had an aggregate intrinsic value of $14,595 and a weighted average remaining contractual life of 3.32 years. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2017, was $574.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2017	303,400
Granted	124,825
Vested	(87,000)
Forfeited	(744)
Unvested at July 31, 2017	340,481
Total compensation costs recorded for the three months ended July 31, 2017 and 2016, respectively, were $9,807 and $2,471 for the stock option, restricted stock, and restricted stock unit awards to employees. As of July 31, 2017, there were no unrecognized compensation costs related to the Plan for stock options and $17,105 of unrecognized compensation costs related to restricted stock units which are expected to be recognized ratably through fiscal 2020.

6.	Commitments and Contingencies
As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation.” A hearing to consider whether the previously-reported settlement involving the Company was fair, reasonable and adequate was conducted on June 9, 2015, and on August 21, 2015, the District Court approved the same. A hearing was held on November 19, 2015 with regard to the attorneys’ fee award for plaintiffs’ counsel, and an order awarding fees was filed by the Court on February 17, 2016. On November 17, 2016, an oral argument was held before the 10th Circuit Court of Appeals generally regarding appeals based on the fairness of various proposed settlement provisions. A ruling from the 10th Circuit was entered on August 23, 2017 which affirmed the settlement. The District Court approved settlement includes, but is not limited to, the commitment on the part of the Company to "sticker" certain information on its gasoline pumps and to make a monetary payment (which is not considered to be material in amount) to the plaintiff class. However, the settlement will not be considered final until the time for all appeals has expired.

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

The total amount of gross unrecognized tax benefits was $5,362 at April 30, 2017. At July 31, 2017, gross unrecognized tax benefits were $5,965. If this unrecognized tax benefit were ultimately recognized, $3,914 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $160 at July 31, 2017, and $141 at April 30, 2017. Net interest and penalties included in income tax expense for the three months ended July 31, 2017, was a net expense of $19, with a net expense of $28 for the same period in 2016.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Nebraska is examining tax years 2012-2014 and the state of Kansas is examining tax years 2013-2015. Additionally, the IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company currently does not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by approximately $1,242 within the next twelve months. This expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filing positions.
The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of July 31, 2017 we operated 1,980 stores in 15 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9.	Subsequent Event
Events that have occurred subsequent to July 31, 2017 have been evaluated for disclosure. On August 22, 2017, the Company issued $250 million in aggregate principal amount of 3.77% Senior Notes due August 22, 2028. Further information is set forth in the Current Report on Form 8-K filed by the Company on August 25, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 15 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores under the name "Tobacco City", selling primarily tobacco products, and one grocery store. On July 31, 2017, there were a total of 1,980 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. At July 31, 2017, the Company owned the land at 1,959 locations and the buildings at 1,964 locations, and leased the land at 21 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $1.46 for the first quarter of fiscal 2018. For the same quarter a year-ago, diluted earnings per common share were $1.70.
During the first three months of fiscal 2018, the Company opened two new-store constructions, completed one replacement store, completed 11 major remodels, acquired three stores (of which one was opened and two will be opened at a later date), and closed two stores. We also opened one replacement store where the replaced store was closed in the prior year. The Company currently has 47 new stores, 27 replacement stores, and 16 major remodels under construction. The Company also has 18 acquisition stores under agreement and 132 sites under agreement for future new builds.
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
The first quarter results reflected a 1.7% increase in same-store fuel gallons sold, with an average margin of 19.3 cents per gallon, compared to a 19.5 cent margin in the same quarter a year ago. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 15.7 million renewable fuel credits for $10.5 million during the quarter, compared to 17.9 million renewable fuel credits in the first quarter of the prior year, which generated $14.7 million.
Same-store sales of grocery and other merchandise increased 3.1% and prepared food and fountain increased 3.7% during the first quarter. Operating expenses increased 10.0% in the quarter primarily due to accelerated recognition of compensation expense for the 2017 long term incentive program, operating 47 more stores compared to the same period a year ago, the continued rollout of our growth programs in additional stores (expanded hours at select locations, stores with pizza delivery, and major remodels), and wage rate increases.

Three Months Ended July 31, 2017 Compared to
Three Months Ended July 31, 2016
(Dollars and Amounts in Thousands)

Three months ended 7/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,220,985	$597,413	$261,840	$13,501	$2,093,739
Revenue less cost of goods sold (excluding depreciation and amortization)	$109,212	$190,364	$163,645	$13,476	$476,697
	8.9%	31.9%	62.5%	99.8%	22.8%
Fuel gallons	565,047

Three months ended 7/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,147,044	$566,174	$243,655	$13,206	$1,970,079
Revenue less cost of goods sold (excluding depreciation and amortization)	$104,429	$179,127	$153,052	$13,187	$449,795
	9.1%	31.6%	62.8%	99.9%	22.8%
Fuel gallons	535,964
Total revenue for the first quarter of fiscal 2018 increased by $123,660 (6.3%) over the comparable period in fiscal 2017. Retail fuel sales increased by $73,941 (6.4%) as the average retail price per gallon increased 1.0% (amounting to a $11,097 increase), and the number of gallons sold increased by 29,083 (5.4%). During this same period, retail sales of grocery and other merchandise increased by $31,239 (5.5%), primarily due to a $16,676 increase from stores that were built or acquired after April 30, 2016, and an $6,036 increase from the expansion of our growth programs in our stores. Prepared food and fountain sales increased by $18,185 (7.5%), due primarily to a $9,030 increase resulting from stores that were built or acquired after April 30, 2016, and $4,714 increase from the expansion of our growth programs in our stores.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $295 (2.2%) for the first quarter of fiscal 2018.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.8% of revenue for the first quarter of fiscal 2018, consistent with 22.8% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 8.9% of fuel revenue during the first quarter of fiscal 2018 compared to 9.1% in the first quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 19.3 cents in the first quarter of fiscal 2018 compared to 19.5 cents in the prior year. Grocery and other merchandise revenue less related cost of good sold (exclusive of depreciation and amortization) was 31.9% of grocery and other merchandise revenue compared to 31.6% in the prior year. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was 62.5% of revenue compared to 62.8% in the prior year, primarily due to increases in input costs.
Operating expenses increased $29,119 (10.0%) in the first quarter of fiscal 2018 from the comparable period in the prior year primarily due to a $10,117 increase from stores that were built or acquired after April 30, 2016, and a $5,382 increase due to the expansion of our growth programs in our stores. In addition, there was a $7.3 million accelerated expense recognition resulting from changes to the vesting provisions in the current year grant awards under the long-term stock incentive plan. The store level operating expenses for open stores not impacted by the recent operating programs were up 3.9% for the quarter, compared to 6.6% for all of fiscal 2017. The increase was lower in the current year, driven by an increased focus on controlling hours worked and wage rate increases.
Depreciation and amortization expense increased 14.2% to $52,369 in the first quarter of fiscal 2018 from $45,855 for the comparable period in the prior year. The increase was due primarily to capital expenditures purchased during the previous twelve months.
The effective tax rate increased 460 basis points to 38.1% in the first quarter of fiscal 2018 compared to 33.5% in the first quarter of fiscal 2017. The change in the effective tax rate was driven by an enacted increase to the Illinois corporate income tax rate during the period (220 basis points) and a decrease in excess tax benefits connected to share-based awards (170 basis points). Of the 220 basis points impact from the increase in the Illinois corporate income tax rate, approximately 200 basis points related to a one-time adjustment to the Company’s deferred tax assets and liabilities.
Net income decreased by $10,634 (15.8%) to $56,758 from $67,392 in the prior year. The decrease in net income was attributable to a combination of increases in operating expenses and depreciation, higher tax rates, and declines in fuel margin (cents per gallon), offset by increases in gallons sold and inside sales.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2017 and 2016:

	Three months ended
	July 31, 2017	July 31, 2016
Net income	$56,758	67,392
Interest, net	11,375	10,540
Federal and state income taxes	34,948	33,880
Depreciation and amortization	52,369	45,855
EBITDA	$155,450	157,667
(Gain) loss on disposal of assets and impairment charges	140	(302)
Adjusted EBITDA	$155,590	157,365
For the three months ended July 31, 2017, EBITDA and adjusted EBITDA were down 1.4% and 1.1%, respectively, when compared to the same period a year ago. The decrease is due to a combination of increases in operating expenses and a decline in fuel margin (cents per gallon), offset by increases in gallons sold and inside sales.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2017, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2017.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2017, the Company’s ratio of current assets to current liabilities was 0.99 to 1. The ratio at July 31, 2016 and April 30, 2017 was 1.04 to 1 and 0.79 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations decreased $44,210 (27.4%) in the three months ended July 31, 2017 from the comparable period in the prior year, primarily as a result of a decrease in net income compared to prior year, and changes in accounts payable balances. Cash used in investing in the three months ended July 31, 2017 increased $9,045 over prior year, due to increases in new store construction and acquisition activity. Cash provided by financing increased $21,924, primarily due to receipt of funds from financing through a senior note offering completed in the first quarter.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2018, the Company expended $94,870 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $85,150 for the comparable period in the prior year. The Company anticipates expending between $500,000 and $600,000 in fiscal 2018 for construction, acquisition and remodeling of stores, primarily from existing cash, funds generated by operations, and the recent issuance of senior notes.

As of July 31, 2017, the Company had long-term debt (net of related debt issuance costs) of $1,057,238, (net of current maturities of $15,429), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $30,000 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, and $8,445 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $0 outstanding at July 31, 2017.
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
Cautionary Statements (Dollars in Thousands)
This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2017:
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
Fuel is purchased from a variety of independent national and regional petroleum distributors at current daily prices at the rack in which the fuel is loaded onto tanker trucks. While annual purchase agreements exist with a few distributors, those agreements primarily specify purchasing volumes that must be maintained to be eligible for certain discounts. Although in recent years suppliers have not experienced difficulties in obtaining sufficient amounts of fuel to meet the Company’s needs, unanticipated national and international events, such as threatened or actual acts of war or terrorism, natural disasters, and instability in oil producing regions could result in a reduction of fuel supplies available for distribution. Any substantial curtailment in the availability of fuel could adversely affect the Company by reducing its fuel sales. Further, management believes that a significant amount of the Company’s business results from the patronage of customers primarily desiring to purchase fuel and, accordingly, reduced fuel supplies could adversely affect the sale of non-fuel items. Such factors could have a material adverse impact upon the Company’s earnings and operations.
Tobacco Products. Sales of tobacco products represent a significant portion of the Company’s grocery and other merchandise category. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to further regulate and discourage smoking in the United States, have had, and are expected to continue having, an adverse effect on the demand for cigarettes sold in our stores. The Company attempts to pass price increases through to its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the retail price of cigarettes, the volume of cigarettes sold by stores and overall customer traffic, and have a material adverse impact on the Company’s earnings and profits.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,476 USTs, of which 3,597 are fiberglass and 879 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2017 and 2016, the Company spent approximately $1,323 and $1,621, respectively, for assessments and remediation. During the three months ended July 31, 2017, the Company expended approximately $296 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2017, approximately $21,118 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2017 of approximately $290 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2017 would have no material effect on pretax earnings.
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
Item 1A. Risk Factors
There have been no material changes in our "risk factors" from those previously disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter:
May 1-May 31, 2017	221,406	$113.70	221,406	$225,452,013
June 1-June 30, 2017	186,188	107.13	186,188	205,505,341
July 1-July 31, 2017	310,775	105.41	310,775	172,747,974
Total	718,369	$108.41	718,369	$172,747,974
On March 6, 2017, the Company announced a share repurchase program, wherein the Company is authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The share repurchase authorization is valid for a period of two years. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time.

Item 6. Exhibits.

Exhibit No.	Description
4.12
Note Purchase Agreement dated as of June 13, 2017 among the Company and the purchasers of the 3.51% Series E Notes and 3.77% Series F Notes (incorporated by reference from the Current Report on Form 8-K filed June 15, 2017)

31.1*	Certification of Terry W. Handley under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 5, 2017	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)