Form 10-Q
period 2017-10-31
CASEYS GENERAL STORES INC
filed 2017-12-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended October 31, 2017
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2017
Common stock, no par value per share	37,547,264 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2017	April 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$285,185	76,717
Receivables	42,498	43,244
Inventories	241,681	201,644
Prepaid expenses	6,767	9,179
Income tax receivable	97	19,901
Total current assets	576,228	350,685
Other assets, net of amortization	24,466	23,453
Goodwill	137,319	132,806
Property and equipment, net of accumulated depreciation of $1,542,953 at October 31, 2017 and $1,496,472 at April 30, 2017	2,682,169	2,513,158
Total assets	$3,420,182	3,020,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank	$—	900
Current maturities of long-term debt	15,434	15,421
Accounts payable	307,110	293,903
Accrued expenses	145,085	136,322
Total current liabilities	467,629	446,546
Long-term debt, net of current maturities	1,299,626	907,356
Deferred income taxes	461,667	440,124
Deferred compensation	16,102	15,784
Other long-term liabilities	20,826	19,672
Total liabilities	2,265,850	1,829,482
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	—	40,074
Retained earnings	1,154,332	1,150,546
Total shareholders’ equity	1,154,332	1,190,620
Total liabilities and shareholders' equity	$3,420,182	3,020,102
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Total revenue (a)	$2,153,745	$1,920,055	$4,247,484	$3,890,134
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	1,686,088	1,476,537	3,303,130	2,996,821
Operating expenses	322,949	295,289	644,196	587,417
Depreciation and amortization	54,157	48,675	106,526	94,530
Interest, net	12,976	10,075	24,351	20,615
Income before income taxes	77,575	89,479	169,281	190,751
Federal and state income taxes	28,657	32,299	63,605	66,179
Net income	$48,918	$57,180	$105,676	$124,572
Net income per common share
Basic	$1.29	$1.46	$2.77	$3.18
Diluted	$1.28	$1.44	$2.75	$3.14
Basic weighted average shares outstanding	37,804,649	39,189,804	38,108,105	39,177,746
Plus effect of stock compensation	378,950	472,735	379,802	472,713
Diluted weighted average shares outstanding	38,183,599	39,662,539	38,487,907	39,650,459

Dividends declared per share	$0.26	$0.24	$0.52	$0.48

(a) Includes excise taxes of:	$239,070	$222,993	$477,628	$448,169
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2017	38,765,821	$40,074	$1,150,546	$1,190,620
Net income	—	—	105,676	105,676
Dividends declared (52 cents per share)	—	—	(19,709)	(19,709)
Exercise of stock options	10,225	298	—	298
Repurchase of common stock	(1,228,562)	(51,007)	(82,181)	(133,188)
Stock based compensation	65,337	10,635	—	10,635
Balance at October 31, 2017	37,612,821	$—	$1,154,332	$1,154,332
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2017	2016
Cash flows from operating activities:
Net income	$105,676	124,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,526	94,530
Stock-based compensation	13,700	4,948
Loss on disposal of assets and impairment charges	1,091	294
Deferred income taxes	21,543	19,839
Changes in assets and liabilities:
Receivables	746	(5,229)
Inventories	(39,035)	(2,854)
Prepaid expenses	2,412	(1,952)
Accounts payable	69	(3,239)
Accrued expenses	8,907	(1,221)
Income taxes	20,604	13,238
Other, net	(676)	(2,842)
Net cash provided by operating activities	241,563	240,084
Cash flows from investing activities:
Purchase of property and equipment	(248,797)	(203,602)
Payments for acquisition of businesses, net of cash acquired	(22,781)	(5,596)
Proceeds from sales of property and equipment	2,297	1,726
Net cash used in investing activities	(269,281)	(207,472)
Cash flows from financing activities:
Proceeds from long-term debt	400,000	100,000
Repayments of long-term debt	(7,708)	(7,697)
Net repayments of short-term debt	(900)	—
Proceeds from exercise of stock options	298	1,719
Payments of cash dividends	(19,235)	(17,988)
Repurchase of common stock	(132,613)	—
Tax withholdings on employee share-based awards	(3,656)	(6,448)
Net cash provided by financing activities	236,186	69,586

Net increase in cash and cash equivalents	208,468	102,198
Cash and cash equivalents at beginning of the period	76,717	75,775
Cash and cash equivalents at end of the period	$285,185	177,973

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2017	2016
Cash paid during the period for:
Interest, net of amount capitalized	$21,428	20,065
Income taxes, net	21,414	33,038

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	12,563	12,980
Shares repurchased in accounts payable	575	—
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of October 31, 2017 and April 30, 2017, and the results of operations for the three and six months ended October 31, 2017 and 2016, and cash flows for the six months ended October 31, 2017 and 2016. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2017 for our consideration of new accounting pronouncements.

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
On June 13, 2017, the Company issued $150 million aggregate principal amount of 3.51% Senior Notes due June 13, 2025, and on August 22, 2017, the Company issued $250 million aggregate principal amount of 3.77% Senior Notes due August 22, 2028. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $1,320,000 and $941,000 at October 31, 2017 and April 30, 2017, respectively. The Company has an aggregate $100,000 line of credit with $0 outstanding at October 31, 2017 and $900 outstanding at April 30, 2017.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 2,986,394 shares available for grant at October 31, 2017. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
The following table summarizes the most recent compensation grants as of October 31, 2017:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

June 6, 2014	Restricted Stock Units	91,000	Officers & Key employees	June 6, 2017	$6,584
June 6, 2014	Restricted Stock	30,538	Officers & Key employees	Immediate (Annual performance goal)	$2,209
September 19, 2014	Restricted Stock	13,955	Non-employee board members	Immediate	$990
June 5, 2015	Restricted Stock Units	104,200	Officers & Key employees	June 5, 2018	$9,135
June 5, 2015	Restricted Stock	48,913	Officers & Key employees	Immediate (Annual performance goal)	$4,288
September 18, 2015	Restricted Stock	7,748	Non-employee board members	Immediate	$856
April 12, 2016	Restricted Stock	10,000	CEO	2,000 Shares each May 1st from 2017-2021	$1,060
June 3, 2016	Restricted Stock Units	111,150	Officers & Key employees	June 3, 2019	$13,849
June 3, 2016	Restricted Stock	40,996	Officers & Key employees	Immediate (Annual performance goal)	$5,108
September 16, 2016	Restricted Stock	8,941	Non-employee board members	Immediate	$1,064
June 1, 2017	Restricted Stock Units	63,699	Key Employees	June 15, 2020	$7,388
July 14, 2017	Restricted Stock Units ***	61,126	Officers	June 15, 2020	$6,912
September 15, 2017	Restricted Stock	8,344	Non-employee board members	Immediate	$920
*** This grant of restricted stock units includes time-based, performance-based and market-based awards.  The performance-based awards included in the figure above represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target". The market-based awards incorporate market conditions in determining fair value as of the grant date. Total market-based expense of approximately $2.6 million will be recognized on a straight-line basis over the vesting period, subject to retirement provisions.

At October 31, 2017, options for 211,825 shares (which expire between 2018 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2017	222,050	$38.51
Granted	—	—
Exercised	10,225	29.10
Forfeited	—	—
Outstanding at October 31, 2017	211,825	$38.96
At October 31, 2017, all 211,825 outstanding options were vested, and had an aggregate intrinsic value of $16,016 and a weighted average remaining contractual life of 3.08 years. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2017, was $815.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2017	303,400
Granted	124,825
Vested	(87,600)
Forfeited	(1,344)
Unvested at October 31, 2017	339,281
Total compensation costs recorded for the six months ended October 31, 2017 and 2016, respectively, were $12,780 and $4,948 for the stock option, restricted stock, and restricted stock unit awards to employees. As of October 31, 2017, there were no unrecognized compensation costs related to the Plan for stock options and $14,069 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2021.

6.     Acquisitions
During the first six months of fiscal 2018, the Company acquired 14 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Allocation of the purchase price for the transactions in aggregate is as follows:

Assets Acquired:
Inventories & other assets	$1,028
Land, property and equipment	17,240
Total Assets	18,268
Liabilities Assumed:
Accrued expenses	—
Net tangible assets acquired, net of cash	18,268

Goodwill and other intangible assets	4,513
Total consideration paid, net of cash acquired	$22,781

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
The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Six months ended October 31,
	2017	2016
Total revenues	$4,266,959	$3,916,012
Net earnings	$106,209	$125,401
Earnings per common share:
Basic	$2.79	$3.20
Diluted	$2.76	$3.16

7.	Commitments and Contingencies
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

From time to time we may be involved in other legal and administrative proceedings or investigations arising from the conduct of our business operations, including contractual disputes; employment or personnel matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for compensatory or exemplary damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operations.

8.    Unrecognized Tax Benefits

The total amount of gross unrecognized tax benefits was $5,362 at April 30, 2017. At October 31, 2017, gross unrecognized tax benefits were $6,464. If this unrecognized tax benefit were ultimately recognized, $4,238 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $186 at October 31, 2017, and $141 at April 30, 2017. Net interest and penalties included in income tax expense for the six months ended October 31, 2017, was a net expense of $45, with a net expense of $72 for the same period in 2016.
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
As of October 31, 2017 we operated 2,003 stores in 15 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 15 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store. On October 31, 2017, there were a total of 2,003 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. At October 31, 2017, the Company owned the land at 1,982 locations and the buildings at 1,987 locations, and leased the land at 21 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $1.28 for the second quarter of fiscal 2018. For the same quarter a year-ago, diluted earnings per common share were $1.44.
During the first six months of fiscal 2018, the Company opened 12 new-store constructions, completed 14 replacement stores, completed 28 major remodels, acquired 14 stores (of which three will be opened at a later date), and closed two stores. We also opened two replacement stores where the replaced store was closed in the prior year, and two stores acquired in the prior year but opened this year. The Company currently has 66 new stores, 18 replacement stores, and 14 major remodels under construction. The Company also has 16 acquisition stores under agreement and 134 sites under agreement for future new builds.
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
The second quarter results reflected a 1.9% increase in same-store fuel gallons sold, with an average margin of 19.7 cents per gallon, compared to an 18.6 cent margin in the same quarter a year ago. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 17.3 million renewable fuel credits for $14.5 million during the quarter, compared to 17.8 million renewable fuel credits in the second quarter of the prior year, which generated $15.9 million.
Same-store sales of grocery and other merchandise increased 2.5% and prepared food and fountain increased 2.1% during the second quarter. Operating expenses increased 9.4% in the quarter primarily due to operating 62 more stores compared to the same period a year ago, the continued rollout of our growth programs in additional stores (expanded hours at select locations, stores with pizza delivery, and major remodels), and wage rate increases.

Three Months Ended October 31, 2017 Compared to
Three Months Ended October 31, 2016
(Dollars and Amounts in Thousands)

Three months ended 10/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,306,246	$572,151	$261,998	$13,350	$2,153,745
Revenue less cost of goods sold (excluding depreciation and amortization)	$110,686	$183,133	$160,510	$13,328	$467,657
	8.5%	32.0%	61.3%	99.8%	21.7%
Fuel gallons	561,692

Three months ended 10/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,113,351	$544,799	$248,345	$13,560	$1,920,055
Revenue less cost of goods sold (excluding depreciation and amortization)	$99,060	$174,590	$156,329	$13,539	$443,518
	8.9%	32.0%	62.9%	99.8%	23.1%
Fuel gallons	531,216
Total revenue for the second quarter of fiscal 2018 increased by $233,690 (12.2%) over the comparable period in fiscal 2017. Retail fuel sales increased by $192,895 (17.3%) as the average retail price per gallon increased 11.0% (amounting to a $122,021 increase), and the number of gallons sold increased by 30,476 (5.7%). During this same period, retail sales of grocery and other merchandise increased by $27,352 (5.0%), primarily due to a $16,024 increase from stores that were built or acquired after April 30, 2016, and an $6,881 increase from the expansion of our growth programs in our stores. Prepared food and fountain sales increased by $13,653 (5.5%), due primarily to a $8,297 increase resulting from stores that were built or acquired after April 30, 2016, and $4,170 increase from the expansion of our growth programs in our stores.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues decreased $210 (1.5%) for the second quarter of fiscal 2018.
Revenue less cost of goods sold (excluding depreciation and amortization) was 21.7% of revenue for the second quarter of fiscal 2018, compared to 23.1% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 8.5% of fuel revenue during the second quarter of fiscal 2018 compared to 8.9% in the second quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 19.7 cents in the second quarter of fiscal 2018 compared to 18.6 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 32.0% of grocery and other merchandise revenue consistent with 32.0% in the prior year. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was 61.3% of revenue compared to 62.9% in the prior year, primarily due to increases in both stales and input costs compared to the same quarter from last year.
Operating expenses increased $27,660 (9.4%) in the second quarter of fiscal 2018 from the comparable period in the prior year, primarily due to a $9,964 increase from stores that were built or acquired after April 30, 2016, and a $5,733 increase due to the expansion of our growth programs in our stores. The store level operating expenses for open stores not impacted by the recent operating programs were up 3.7% for the quarter, compared to 4.9% for the same quarter in fiscal 2017. The increase was lower in the current year, driven by an increased focus on controlling hours worked and wage rate increases.
Depreciation and amortization expense increased 11.3% to $54,157 in the second quarter of fiscal 2018 from $48,675 for the comparable period in the prior year. The increase was due primarily to capital expenditures purchased during the previous twelve months.
The effective tax rate increased 80 basis points to 36.9% in the second quarter of fiscal 2018 compared to 36.1% in the second quarter of fiscal 2017. The increase in the effective tax rate was primarily due to a decrease in favorable permanent differences.

Net income decreased by $8,262 (14.4%) to $48,918 from $57,180 in the prior year. The decrease in net income was attributable to a combination of increases in operating expenses and depreciation, and higher tax rates, offset by increases in fuel margin and gallons sold.
Six Months Ended October 31, 2017 Compared to
Six Months Ended October 31, 2016
(Dollars and Amounts in Thousands)

Six months ended 10/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,527,231	$1,169,565	$523,838	$26,850	$4,247,484
Revenue less cost of goods sold (excluding depreciation and amortization)	$219,898	$373,497	$324,155	$26,804	$944,354
	8.7%	31.9%	61.9%	99.8%	22.2%
Fuel gallons	1,126,739

Six months ended 10/31/2016	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,260,395	$1,110,973	$492,001	$26,765	$3,890,134
Revenue less cost of goods sold (excluding depreciation and amortization)	$203,489	$353,717	$309,381	$26,726	$893,313
	9.0%	31.8%	62.9%	99.9%	23.0%
Fuel gallons	1,067,180
Total revenue for the first six months of fiscal 2018 increased by $357,350 (9.2%) over the comparable period in fiscal 2017. Retail fuel sales increased by $266,836 (11.8%) as the average retail price per gallon increased 5.9% (amounting to a $133,248 increase) while the number of gallons sold increased by 59,559 (5.6%). During this same period, retail sales of grocery and other merchandise increased by $58,592 (5.3%), primarily due to a $32,360 increase from stores that were built or acquired after April 30, 2016, and a $13,531 increase from the expansion of our growth programs. Prepared food and fountain sales also increased by $31,837 (6.5%), due primarily to a $17,104 increase from stores that were built or acquired after April 30, 2016, and a $9,258 increase from the expansion of our growth programs.
The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $85 (0.3%) through the second quarter of fiscal 2018.

Revenue less cost of goods sold (excluding depreciation and amortization) was 22.2% for the first six months of fiscal 2018, compared to 23.0% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 8.7% during the first six months of fiscal 2018 compared to 9.0% in the first six months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was higher (at 19.5 cents per gallon) in the first six months of fiscal 2018 with the comparable period in the prior year (19.1 cents per gallon). Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased slightly (to 31.9%) from the comparable period in the prior year (31.8%). Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was lower (at 61.9%) than the comparable period in the prior year (62.9%), primarily due to increases in both stales and input costs compared to the same period from last year.
Operating expenses increased $56,779 (9.7%) in the first six months of fiscal 2018 from the comparable period in the prior year primarily due to a $19,822 increase from stores that were built or acquired after April 30, 2016, and a $11,491 increase from the expansion of our growth programs in our stores. The store level operating expenses for open stores not impacted by the recent operating programs were up approximately 3.7% for the first six months of fiscal 2018, compared to 5.0% for the first six months of fiscal 2017. The increase was lower in the current year, driven by an increased focus on controlling hours worked and wage rate increases.

Depreciation and amortization expense increased 12.7% to $106,526 in the first six months of fiscal 2018 from $94,530 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.

The effective tax rate increased 290 basis points to 37.6% in the first six months of fiscal year 2018 compared to 34.7% in the comparable period of fiscal year 2017. The change in the effective tax rate was driven by an increase to the Illinois corporate income tax rate enacted during the first quarter of fiscal year 2018 (130 basis points) and a decrease in excess tax benefits connected to share-based awards (90 basis points). Of the 130 basis points impact from the increase in the Illinois corporate income tax rate, approximately 110 basis points related to a one-time adjustment to the Company’s deferred tax assets and liabilities that was recorded in the first quarter of the current fiscal year.
Net income decreased by $18,896 (15.2%) to $105,676 from $124,572 in the prior year. The decrease in net income was attributable to a combination of increases in operating expenses and depreciation, and higher tax rates, offset by increases in fuel margin and gallons sold.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended October 31, 2017 and 2016:

	Three months ended		Six months ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Net income	$48,918	57,180	$105,676	124,572
Interest, net	12,976	10,075	24,351	20,615
Federal and state income taxes	28,657	32,299	63,605	66,179
Depreciation and amortization	54,157	48,675	106,526	94,530
EBITDA	$144,708	148,229	$300,158	305,896
Loss on disposal of assets and impairment charges	951	596	1,091	294
Adjusted EBITDA	$145,659	148,825	$301,249	306,190
For the three months ended October 31, 2017, EBITDA and adjusted EBITDA were down 2.4% and 2.1%, respectively, when compared to the same period a year ago. The decrease is due to a combination of increases in operating expenses offset by increases in fuel margin and gallons sold. For the six months ended October 31, 2017, EBITDA and adjusted EBITDA were down 1.9% and 1.6% , respectively, when compared to the same period a year ago. The decrease is due to a combination of increases in operating expenses offset by increases in fuel margin and gallons sold.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2017, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2017.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2017, the Company’s ratio of current assets to current liabilities was 1.23 to 1. The ratio at October 31, 2016 and April 30, 2017 was 1.1 to 1 and 0.79 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $1,479 (0.6%) in the six months ended October 31, 2017 from the comparable period in the prior year. Cash used in investing in the six months ended October 31, 2017 increased $61,809 (29.8%) over prior year, due to increases in new store construction and acquisition activity. Cash provided by financing increased $166,600 (239.4%), primarily due to receipt of funds from financing through a senior note offering completed in the first quarter, offset by the repurchase of common stock.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2018, the Company expended $271,578 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $209,198 for the comparable period in the prior year. The Company anticipates expending between $500,000 and $600,000 in fiscal 2018 for construction, acquisition and remodeling of stores, primarily from existing cash, funds generated by operations, and the recent issuance of senior notes.

As of October 31, 2017, the Company had long-term debt (net of related debt issuance costs) of $1,299,626, (net of current maturities of $15,434), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $22,500 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $8,336 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $0 outstanding at October 31, 2017.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,544 USTs, of which 3,638 are fiberglass and 906 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2017 and 2016, the Company spent approximately $1,323 and $1,621, respectively, for assessments and remediation. During the six months ended October 31, 2017, the Company expended approximately $703 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2017, approximately $21,527 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2017 of approximately $270 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2017 would have no material effect on pretax earnings.
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
Item 1A. Risk Factors
There have been no material changes in our "risk factors" from those previously disclosed in our 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter:
August 1-August 31, 2017	213,927	106.46	213,927	149,972,540
September 1-September 30, 2017	157,360	108.01	157,360	132,975,889
October 1-October 31, 2017	138,906	$111.85	138,906	$117,438,690
Total	510,193	$108.41	510,193	$117,438,690
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

Item 6. Exhibits.

Exhibit No.	Description
3.1* #	Second Restatement of the Restated and Amended Articles of Incorporation
3.2a* #	Third Amended and Restated Bylaws
4.12
Note Purchase Agreement dated as of June 13, 2017 among the Company and the purchasers of the 3.51% Series E Notes and 3.77% Series F Notes (incorporated by reference from the Current Report on Forms 8-K filed June 15, 2017 and August 25, 2017)

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
* Filed herewith
# The Articles and Bylaws were restated and/or amended, as applicable, solely to consolidate the originals and amendments into a single document; no substantive or other changes were made.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 11, 2017	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)