Form 10-Q
period 2018-01-31
CASEYS GENERAL STORES INC
filed 2018-03-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended January 31, 2018
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2018
Common stock, no par value per share	37,536,106 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2018	April 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$138,711	76,717
Receivables	41,507	43,244
Inventories	255,584	201,644
Prepaid expenses	7,197	9,179
Income tax receivable	33,236	19,901
Total current assets	476,235	350,685
Other assets, net of amortization	34,543	23,453
Goodwill	137,759	132,806
Property and equipment, net of accumulated depreciation of $1,591,644 at January 31, 2018 and $1,496,472 at April 30, 2017	2,804,644	2,513,158
Total assets	$3,453,181	3,020,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank	$—	900
Current maturities of long-term debt	15,369	15,421
Accounts payable	294,262	293,903
Accrued expenses	151,588	136,322
Total current liabilities	461,219	446,546
Long-term debt, net of current maturities	1,299,311	907,356
Deferred income taxes	324,572	440,124
Deferred compensation	16,488	15,784
Other long-term liabilities	21,788	19,672
Total liabilities	2,123,378	1,829,482
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	2,286	40,074
Retained earnings	1,327,517	1,150,546
Total shareholders’ equity	1,329,803	1,190,620
Total liabilities and shareholders' equity	$3,453,181	3,020,102
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Total revenue (a)	$2,054,603	$1,769,993	$6,302,087	$5,660,127
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	1,634,679	1,380,364	4,937,809	4,377,185
Operating expenses	323,041	292,321	967,237	879,738
Depreciation and amortization	57,042	51,152	163,568	145,682
Interest, net	13,470	10,559	37,821	31,174
Income before income taxes	26,371	35,597	195,652	226,348
Federal and state income taxes	(166,594)	12,762	(102,989)	78,941
Net income	$192,965	$22,835	$298,641	$147,407
Net income per common share
Basic	$5.13	$0.58	$7.87	$3.76
Diluted	$5.08	$0.58	$7.80	$3.72
Basic weighted average shares outstanding	37,579,497	39,194,671	37,932,071	39,183,388
Plus effect of stock compensation	372,643	463,445	369,842	466,380
Diluted weighted average shares outstanding	37,952,140	39,658,116	38,301,913	39,649,768

Dividends declared per share	$0.26	$0.24	$0.78	$0.72

(a) Includes excise taxes of:	$231,422	$209,420	$709,050	$657,590
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2017	38,765,821	$40,074	$1,150,546	$1,190,620
Net income	—	—	298,641	298,641
Dividends declared (78 cents per share)	—	—	(29,467)	(29,467)
Exercise of stock options	24,535	801	—	801
Repurchase of common stock	(1,321,854)	(51,901)	(92,203)	(144,104)
Stock based compensation	65,604	13,312	—	13,312
Balance at January 31, 2018	37,534,106	$2,286	$1,327,517	$1,329,803
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2018	2017
Cash flows from operating activities:
Net income	$298,641	147,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,568	145,682
Stock-based compensation	16,378	7,356
Loss on disposal of assets and impairment charges	2,010	810
Deferred income taxes	(115,552)	27,400
Changes in assets and liabilities:
Receivables	1,737	(6,841)
Inventories	(52,870)	(4,061)
Prepaid expenses	1,982	(1,718)
Accounts payable	(13,341)	(20,755)
Accrued expenses	15,700	19,100
Income taxes	(11,867)	4,594
Other, net	(10,410)	(2,947)
Net cash provided by operating activities	295,976	316,027
Cash flows from investing activities:
Purchase of property and equipment	(426,398)	(325,609)
Payments for acquisition of businesses, net of cash acquired	(26,192)	(13,565)
Proceeds from sales of property and equipment	3,857	2,916
Net cash used in investing activities	(448,733)	(336,258)
Cash flows from financing activities:
Proceeds from long-term debt	400,000	100,000
Repayments of long-term debt	(8,097)	(7,797)
Net repayments of short-term debt	(900)	—
Proceeds from exercise of stock options	801	1,975
Payments of cash dividends	(29,023)	(27,407)
Repurchase of common stock	(144,104)	—
Tax withholdings on employee share-based awards	(3,926)	(6,594)
Net cash provided by financing activities	214,751	60,177

Net increase in cash and cash equivalents	61,994	39,946
Cash and cash equivalents at beginning of the period	76,717	75,775
Cash and cash equivalents at end of the period	$138,711	115,721

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2018	2017
Cash paid during the period for:
Interest, net of amount capitalized	$28,281	24,430
Income taxes, net	24,274	46,861

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	13,700	10,020
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of January 31, 2018 and April 30, 2017, the results of operations for the three and nine months ended January 31, 2018 and 2017, shareholders' equity for the nine months ended January 31, 2018, and cash flows for the nine months ended January 31, 2018 and 2017. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2017 for our consideration of new accounting pronouncements.
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We plan to adopt the standard in the first quarter of fiscal 2019 using the modified retrospective approach. We do not expect the standard to materially affect our consolidated net earnings, financial position, shareholders' equity, or cash flows. We expect minor changes in the timing of recognition of revenues related to gift card breakage income and the redemption of coupon box tops attached to our pizza boxes.

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
On June 13, 2017, the Company issued $150 million aggregate principal amount of 3.51% Senior Notes due June 13, 2025, and on August 22, 2017, the Company issued $250 million aggregate principal amount of 3.77% Senior Notes due August 22, 2028. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $1,320,000 and $941,000 at January 31, 2018 and April 30, 2017, respectively. The Company has an aggregate $100,000 line of credit with $0 outstanding at January 31, 2018 and $900 outstanding at April 30, 2017.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 2,988,104 shares available for grant at January 31, 2018. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
The following table summarizes the most recent compensation grants as of January 31, 2018:

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
*** This grant of restricted stock units includes time-based, performance-based and market-based awards.  The performance-based awards included in the figure above represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target". The market-based awards incorporate market conditions in determining fair value as of the grant date. Total market-based expense of approximately $2.6 million will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.

At January 31, 2018, options for 197,515 shares (which expire between 2018 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2017	222,050	$38.51
Granted	—	—
Exercised	24,535	32.65
Forfeited	—	—
Outstanding at January 31, 2018	197,515	$39.24
At January 31, 2018, all 197,515 outstanding options were vested, and had an aggregate intrinsic value of $16,171 and a weighted average remaining contractual life of 2.86 years. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2018, was $1,980.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2017	303,400
Granted	124,825
Vested	(88,200)
Forfeited	(2,194)
Unvested at January 31, 2018	337,831
Total compensation costs recorded for the nine months ended January 31, 2018 and 2017, respectively, were $15,458 and $7,356 for the stock option, restricted stock, and restricted stock unit awards to employees. As of January 31, 2018, there were no unrecognized compensation costs related to the Plan for stock options and $11,298 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2021.

6.	Acquisitions
During the first nine months of fiscal 2018, the Company acquired 17 stores through a variety of single store and multi-store transactions with several unrelated third parties. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Allocation of the purchase price for the transactions in aggregate is as follows:

Assets Acquired:
Inventories & other assets	$1,089
Land, property and equipment	20,150
Total Assets	21,239
Liabilities Assumed:
Accrued expenses	—
Net tangible assets acquired, net of cash	21,239

Goodwill and other intangible assets	4,953
Total consideration paid, net of cash acquired	$26,192

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
The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Nine months ended January 31,
	2018	2017
Total revenues	$6,327,811	$5,705,758
Net earnings	$298,471	$148,834
Earnings per common share:
Basic	$7.83	$3.80
Diluted	$7.75	$3.75

7.	Commitments and Contingencies
As previously reported, the Company was named as a defendant in four lawsuits (“hot fuel” cases) brought in the federal courts in Kansas and Missouri against a variety of fuel retailers, which were consolidated in the U.S. District Court for the District of Kansas in Kansas City, Kansas as part of the multidistrict “Motor Fuel Temperature Sales Practices Litigation.” A hearing to consider whether the previously-reported settlement involving the Company was fair, reasonable and adequate was conducted on June 9, 2015, and on August 21, 2015, the District Court approved the same. A hearing was held on November 19, 2015 with regard to the attorneys’ fee award for plaintiffs’ counsel, and an order awarding fees was filed by the Court on February 17, 2016. On November 17, 2016, an oral argument was held before the 10th Circuit Court of Appeals generally regarding appeals based on the fairness of various proposed settlement provisions. A ruling from the 10th Circuit was entered on August 23, 2017 which affirmed the settlement. A Petition for Writ of Certiorari was filed with the United States Supreme Court on January 2, 2018.  The District Court approved settlement includes, but is not limited to, the commitment on the part of the Company to "sticker" certain information on its gasoline pumps and to make a monetary payment (which is not considered to be material in amount) to the plaintiff class. However, the settlement will not be considered final until the time for all appeals has expired.

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

8.	Unrecognized Tax Benefits & Impact of Tax Reform Act

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act made significant changes to U.S. federal income tax laws including permanently lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As the Company has an April 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory rate of 30.4% for the fiscal year ending April 30, 2018. The Company’s statutory federal tax rate will be 21% for fiscal years ending April 30, 2019 and beyond. U.S. GAAP requires the impact of tax legislation be recognized in the period in which the law was enacted. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the Tax Reform Act and adjust those amounts during a measurement period not to extend beyond one year. For the three months ended January 31, 2018, the Company recorded a one-time tax benefit of $167 million due to a remeasurement of deferred tax assets and liabilities. In addition, applying the reduced rate of 30.4% to our first and second fiscal quarter earnings resulted in an $8M reduction to tax expense. These tax benefits represent provisional amounts and the Company’s best estimate. The provisional amounts are based on estimates of underlying timing differences (primarily related to uncertainty in fixed assets) and the Company’s current interpretations of the Tax Reform

Act. The ultimate impact of the Tax Reform Act may differ from our provisional amounts due to changes in interpretations and assumptions we made as well as any forthcoming legislative action or regulatory guidance.

The total amount of gross unrecognized tax benefits was $5,362 at April 30, 2017. At January 31, 2018, gross unrecognized tax benefits were $7,317. If this unrecognized tax benefit were ultimately recognized, $5,683 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $254 at January 31, 2018, and $141 at April 30, 2017. Net interest and penalties included in income tax expense for the nine months ended January 31, 2018, was a net expense of $113, with a net expense of $104 for the same period in 2017.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. The Company currently does not have any outstanding litigation related to tax matters. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by approximately $1,273 within the next twelve months. This expected decrease is due to the expiration of the statute of limitations related to certain federal and state income tax filing positions.
The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

9.	Segment Reporting
As of January 31, 2018 we operated 2,020 stores in 15 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 15 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store. As of January 31, 2018, there were a total of 2,020 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. As of January 31, 2018, the Company owned the land at 2,000 locations and the buildings at 2,004 locations, and leased the land at 20 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $5.08 for the third quarter of fiscal 2018. For the same quarter a year-ago, diluted earnings per common share were $0.58. See footnote 8 for discussion on the impact of the Tax Reform Act.
During the first nine months of fiscal 2018, the Company opened 32 new-store constructions, completed 20 replacement stores, completed 41 major remodels, acquired 17 stores (of which five will be opened at a later date), and closed eight stores. We also opened two replacement stores where the replaced store was closed in the prior year, and four stores acquired in the prior year but opened this year. The Company currently has 66 new stores, 14 replacement stores, and 33 major remodels under construction. The Company also has 14 acquisition stores under agreement and 140 sites under agreement for future new builds.
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
The third quarter results reflected a 3.8% increase in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 18.6 cents per gallon, compared to 17.9 cents per gallon in the same quarter a year ago. The Company policy is to price to the competition, so the timing of retail price changes is driven by local competitive conditions. The Company sold 18.2 million renewable fuel credits for $14.6 million during the quarter, compared to 16.3 million renewable fuel credits in the third quarter of the prior year, which generated $14.5 million.
Same-store sales of grocery and other merchandise increased 2.5% and prepared food and fountain increased 1.7% during the third quarter. Operating expenses increased 10.5% in the quarter primarily due to operating 66 more stores compared to the same period a year ago, combined with comparative third quarter increases of $5.0 million in credit card fees and fuel expense, $3.3 million in health insurance costs, and $2.0 million for consulting fees.

Three Months Ended January 31, 2018 Compared to
Three Months Ended January 31, 2017
(Dollars and Amounts in Thousands)

Three months ended 1/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,297,340	$502,750	$240,618	$13,895	$2,054,603
Revenue less cost of goods sold (excluding depreciation and amortization)	$100,272	$160,150	$145,632	$13,870	$419,924
	7.7%	31.9%	60.5%	99.8%	20.4%
Fuel gallons	539,665

Three months ended 1/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,053,990	$476,309	$228,278	$11,416	$1,769,993
Revenue less cost of goods sold (excluding depreciation and amortization)	$89,265	$148,099	$140,869	$11,396	$389,629
	8.5%	31.1%	61.7%	99.8%	22.0%
Fuel gallons	498,122
Total revenue for the third quarter of fiscal 2018 increased by $284,610 (16.1%) over the comparable period in fiscal 2017. Retail fuel sales increased by $243,350 (23.1%) as the average retail price per gallon increased 13.6% (amounting to a $143,482 increase), and the number of gallons sold increased by 41,543 (8.3%). During this same period, retail sales of grocery and other merchandise increased by $26,441 (5.6%), primarily due to a $16,078 increase from stores that were built or acquired after April 30, 2016, and an $6,453 increase from the expansion of our growth programs in our stores. Prepared food and fountain sales increased by $12,340 (5.4%), due primarily to an $8,121 increase resulting from stores that were built or acquired after April 30, 2016, and a $3,458 increase from the expansion of our growth programs in our stores.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $2,479 (21.7%) for the third quarter of fiscal 2018.
Revenue less cost of goods sold (excluding depreciation and amortization) was 20.4% of revenue for the third quarter of fiscal 2018, compared to 22.0% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 7.7% of fuel revenue during the third quarter of fiscal 2018 compared to 8.5% in the third quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 18.6 cents in the third quarter of fiscal 2018 compared to 17.9 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 31.9% of grocery and other merchandise revenue, an improvement from 31.1% in the prior year, due partially to a $2.5 million net benefit from the LIFO reserve adjustment compared to the same quarter in the prior period. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was 60.5% of revenue compared to 61.7% in the prior year, primarily due to increases in promotional activity, stales and input costs compared to the same quarter in the prior period.
Operating expenses increased $30,720 (10.5%) in the third quarter of fiscal 2018 from the comparable period in the prior year, primarily due to a $11,406 increase from stores that were built or acquired after April 30, 2016, and a $5,433 increase due to the expansion of our growth programs in our stores. The store level operating expenses for open stores not impacted by the recent operating programs were up 2.9% for the quarter, compared to 9.6% for the same quarter in fiscal 2017. This result was improved over prior year due to continued focus on driving down operating expenses at store level, primarily related to wage related topics.
Depreciation and amortization expense increased 11.5% to $57,042 in the third quarter of fiscal 2018 from $51,152 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months.
The effective tax rate decreased to (631.7)% in the third quarter of fiscal 2018 compared to 35.9% in the third quarter of fiscal 2017. The decrease in the effective tax rate was primarily due to the revaluation of net deferred tax liabilities as of the enactment date of the Tax Reform Act along with a reduction in the federal corporate tax rate from 35% to 30.4% (represents a blended rate as four months of our fiscal year are impacted by the new legislation) on our current fiscal year earnings. See footnote 8 for further discussion.
Net income increased by $170,130 (745.0%) to $192,965 from $22,835 in the prior year. The increase in net income was primarily attributable to impact of the revaluation of net deferred tax liabilities from the Tax Reform Act enacted in December 2017.
Nine Months Ended January 31, 2018 Compared to
Nine Months Ended January 31, 2017
(Dollars and Amounts in Thousands)

Nine months ended 1/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,824,571	$1,672,315	$764,456	$40,745	$6,302,087
Revenue less cost of goods sold (excluding depreciation and amortization)	$320,170	$533,647	$469,787	$40,674	$1,364,278
	8.4%	31.9%	61.5%	99.8%	21.6%
Fuel gallons	1,666,404

Nine months ended 1/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,314,385	$1,587,281	$720,279	$38,182	$5,660,127
Revenue less cost of goods sold (excluding depreciation and amortization)	$292,755	$501,816	$450,250	$38,121	$1,282,942
	8.8%	31.6%	62.5%	99.8%	22.7%
Fuel gallons	1,565,302
Total revenue for the first nine months of fiscal 2018 increased by $641,960 (11.3%) over the comparable period in fiscal 2017. Retail fuel sales increased by $510,186 (15.4%) as the average retail price per gallon increased 8.4% (amounting to a $278,146 increase) while the number of gallons sold increased by 101,102 (6.5%). During this same period, retail sales of grocery and other merchandise increased by $85,034 (5.4%), primarily due to a $47,860 increase from stores that were built or acquired after April 30, 2016, and a $21,417 increase from the expansion of our growth programs. Prepared food and fountain sales also increased by $44,177 (6.1%), due primarily to a $24,991 increase from stores that were built or acquired after April 30, 2016, and a $13,021 increase from the expansion of our growth programs.
The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $2,563 (6.7%) through the third quarter of fiscal 2018.

Revenue less cost of goods sold (excluding depreciation and amortization) was 21.6% for the first nine months of fiscal 2018, compared to 22.7% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 8.4% during the first nine months of fiscal 2018 compared to 8.8% in the first nine months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was higher (at 19.2 cents per gallon) in the first nine months of fiscal 2018 with the comparable period in the prior year (18.7 cents per gallon). Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased slightly (to 31.9%) from the comparable period in the prior year (31.6%). Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was lower (at 61.5%) than the comparable period in the prior year (62.5%), primarily due to increases in promotional activity, stales and input costs compared to the same period from last year.
Operating expenses increased $87,499 (9.9%) in the first nine months of fiscal 2018 from the comparable period in the prior year primarily due to a $30,942 increase from stores that were built or acquired after April 30, 2016, and a $17,857 increase from the expansion of our growth programs in our stores. The store level operating expenses for open stores not impacted by the recent operating programs were up approximately 3.1% for the first nine months of fiscal 2018, compared to

6.6% for the first nine months of fiscal 2017. This result was improved over prior year due to continued focus on driving down operating expenses at store level, primarily related to wage related topics.
Depreciation and amortization expense increased 12.3% to $163,568 in the first nine months of fiscal 2018 from $145,682 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.
The effective tax rate decreased to (52.6)% in the first nine months of fiscal year 2018 compared to 34.9% in the comparable period of fiscal year 2017. The decrease in the effective tax rate was primarily due to the revaluation of net deferred tax liabilities as of the enactment date of the Tax Reform Act along with a reduction in the federal corporate tax rate from 35% to 30.4% (represents a blended rate as four months of our fiscal year are impacted by the new legislation) on our current fiscal year earnings. See footnote 8 for further discussion.
Net income increased by $151,234 (102.6%) to $298,641 from $147,407 in the prior year. The increase in net income was primarily attributable to impact of the revaluation of net deferred tax liabilities from the Tax Reform Act enacted in December 2017.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2018 and 2017:

	Three months ended		Nine months ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Net income	$192,965	22,835	$298,641	147,407
Interest, net	13,470	10,559	37,821	31,174
Federal and state income taxes	(166,594)	12,762	(102,989)	78,941
Depreciation and amortization	57,042	51,152	163,568	145,682
EBITDA	$96,883	97,308	$397,041	403,204
Loss on disposal of assets and impairment charges	919	516	2,010	810
Adjusted EBITDA	$97,802	97,824	$399,051	404,014
For the three months ended January 31, 2018, EBITDA and adjusted EBITDA were relatively flat at 0.4% and 0.0% down, respectively, when compared to the same period a year ago. The result is due to a combination of increases in operating expenses offset by increases in fuel margin and gallons sold. For the nine months ended January 31, 2018, EBITDA and adjusted EBITDA were down 1.5% and 1.2% , respectively, when compared to the same period a year ago. The decrease is due to a combination of increases in operating expenses offset by increases in fuel margin and gallons sold.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2017, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2018.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2018, the Company’s ratio of current assets to current liabilities was 1.03 to 1. The ratio at January 31, 2017 and April 30, 2017 was 0.97 to 1 and 0.79 to 1, respectively. Management believes that the Company’s current aggregate $100,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations decreased $20,051 (6.3%) in the nine months ended January 31, 2018 from the comparable period in the prior year, due to a significant decrease in deferred tax liabilities and an increase in inventory, offset by additional net income due to tax reform. Cash used in investing in the nine months ended January 31, 2018 increased $112,475 (33.4%) over prior year, due to increases in new store construction and acquisition activity. Cash provided by financing increased $154,574 (256.9%), primarily due to receipt of funds from financing through a senior note offering completed in the first and second quarters, offset by the repurchase of common stock.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2018, the Company expended $452,590 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $339,174 for the comparable period in the prior year. The Company anticipates expending between $500,000 and $600,000 in fiscal 2018 for construction, acquisition and remodeling of stores, primarily from existing cash, funds generated by operations, and the recent issuance of senior notes.

As of January 31, 2018, the Company had long-term debt (net of related debt issuance costs) of $1,299,311, (net of current maturities of $15,369), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $22,500 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $8,011 of capital lease obligations. The Company also has an aggregate $100,000 line of credit with $0 outstanding at January 31, 2018.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,584 USTs, of which 3,683 are fiberglass and 901 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2017 and 2016, the Company spent approximately $1,323 and $1,621, respectively, for assessments and remediation. During the nine months ended January 31, 2018, the Company expended approximately $1,008 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2018, approximately $21,757 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2018 of approximately $253 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2018 would have no material effect on pretax earnings.
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

Item 1A. Risk Factors

Except for the update set forth below, there have been no material changes in our “risk factors” from those previously disclosed in our 2017 Annual Report on Form 10-K.

We may experience difficulties implementing our new enterprise resource planning system.

We are engaged in a phased implementation of a new enterprise resource planning (ERP) system, which will replace or enhance certain internal financial, operating and other systems that are critical to our business operations.  The implementation of our ERP system has and will continue to require a significant investment of human and financial resources.  While we have invested, and continue to invest, significant resources in planning and project management, significant implementation issues may arise during the course of implementing the ERP system, and it is possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated.  Any significant disruptions, delays or deficiencies in the design and implementation of the ERP system could adversely affect our operations and negatively impact our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter:
November 1-November 30, 2017	89,292	$116.87	89,292	$107,002,807
December 1-December 31, 2017	4,000	120.59	4,000	106,520,460
January 1-January 31, 2018	—	—	—	106,520,460
Total	93,292	$117.03	93,292	$106,520,460
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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q as filed December 11, 2017)
3.2a	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2a to Form 8-K as filed March 7, 2018)
31.1*	Certification of Terry W. Handley under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 7, 2018	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)