Form 10-K
period 2018-04-30
CASEYS GENERAL STORES INC
filed 2018-06-29
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2018
Commission File Number 001-34700

CASEY’S GENERAL STORES, INC.
(Exact name of registrant as specified in its charter)

IOWA	42-0935283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
ONE SE CONVENIENCE BLVD., ANKENY, IOWA
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2017, was approximately $4.3 billion based on the closing sales price ($114.57 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 20, 2018
Common Stock, no par value per share	36,593,575 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2018.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company” or “we”) operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 16 Midwestern states, primarily in Iowa, Missouri, and Illinois. The Company also operates two stores under the name "Tobacco City", selling primarily tobacco products, two liquor stores, and one grocery store. The Casey's Stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco products, health and beauty aids, automotive products, and other nonfood items. In addition, all but four offer fuel for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2018 there were a total of 2,073 stores in operation. There were 85 stores newly constructed in fiscal 2018. We closed 16 stores in fiscal 2018. We also acquired 26 additional stores in fiscal 2018; 20 of those stores were opened in fiscal 2018, and six will be opened during the 2019 fiscal year. Finally, we opened four acquisitions purchased in the prior year, and two replacements that were closed in prior year. Two distribution centers are in operation (in Ankeny, Iowa adjacent to our corporate headquarters and in Terre Haute, Indiana) from which grocery and general merchandise items are supplied to our stores. Casey’s, with executive offices at One SE Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967.
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
General
We seek to meet the needs of residents of smaller towns by combining features of both general store and convenience store operations. Smaller communities often are not served by national-chain convenience stores. We have succeeded at operating Casey’s Stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these offerings. We currently own most of our real estate, including substantially all of our stores, both distribution centers, the Services Company facility, and the Corporate Headquarters facility.
The Company derives its revenue primarily from the retail sale of fuel and the products offered in our stores. Our sales historically have been strongest during the first and second fiscal quarters (May through October) relative to the third and fourth (November through April). In warmer weather, customers tend to purchase greater quantities of fuel and certain convenience items such as beer, isotonics, water, soft drinks, and ice.
Corporate Subsidiaries
Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") were organized as Iowa corporations in March 1995. Casey’s Retail Company was organized as an Iowa corporation in April 2004, CGS Sales Corp. was organized as an Iowa corporation in 2008, and Tobacco City, Inc. was organized as an Iowa corporation in 2014 (however, both of these subsidiaries were merged into Casey's Retail Company as of the end of the fiscal year). All such entities are wholly-owned subsidiaries of Casey’s.
Casey’s Retail Company owns and operates stores in Illinois, Kansas, Minnesota, Nebraska, North Dakota, South Dakota and Michigan; it also holds the rights to the Company's trademarks, service marks, trade names, and other intellectual property. The Marketing Company owns and operates stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Tennessee and Wisconsin. The Marketing Company also has responsibility for all of our wholesale operations, including both distribution centers. The Services Company provides a variety of construction and transportation services for all stores. Prior to their merger into Casey's Retail Company, as noted above, CGS Sales Corp. operated one store in both Iowa and Nebraska, and Tobacco City Inc. operated two stores in North Dakota.
Store Operations
Products Offered
Each Casey’s Store typically carries over 3,000 food and nonfood items. Many of the products offered are those generally found in a supermarket. The selection is generally limited to one or two well-known brands of each item stocked. Most of our staple food products are nationally advertised brands, and we also have an assortment of Casey's proprietary branded products. Stores sell regional brands of dairy and bakery products, and 1,794 (87%) of the stores offer beer. Our nonfood items include tobacco products, health and beauty aids, school supplies, housewares, pet supplies, and automotive products.
All but four Casey’s Stores offer gasoline or diesel fuel for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name.
It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2018, the Company was selling donuts prepared on store premises in 2,061 (99%) of our stores in addition to cookies, brownies, and other bakery items. The Company installs donut-making equipment in all newly constructed stores.
We began marketing made-from-scratch pizza in 1984, and it was available in 2,060 stores (99%) as of April 30, 2018. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, pizza rolls, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, potato cheese bites and other seasonal items. 1,382 (67%) stores now offer made-to-order sub sandwiches.
The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 40% of our total revenue, but they have resulted in approximately 77% of our gross profit. Gross profit margins on prepared food items averaged approximately 62% during the three fiscal years ended April 30, 2018—substantially higher than the gross profit margin on retail sales of fuel, which averaged approximately 8%.

Store Design
Casey’s Stores are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The current larger store design measures 42 feet by 110 feet with approximately 2,200 square feet devoted to sales area, 550 square feet to kitchen space, 425 square feet to storage, and 2 large public restrooms. There is also a smaller store design that is generally designated for smaller communities that measures 39 feet by 86 feet, with approximately 1,500 square feet devoted to sales area with the remaining areas similar in size. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 10 islands of fuel dispensers and storage tanks with capacity for 60,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow sign which displays Casey’s name and service mark.
All Casey’s Stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. As of April 30, 2018, we operated approximately 663 stores on a 24-hour basis, and another 1,254 that have expanded hours. All stores maintain a bright, clean interior and provide prompt checkout service.
Store Locations
The Company traditionally has located its stores in smaller towns not served by national-chain convenience stores. Management believes that a Casey’s Store provides a service generally not otherwise available in small towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store-site selection criteria emphasize the population of the immediate area and daily highway traffic volume. We can operate effectively at a highway location in a community with a population of as few as 400.

Fuel Operations
Fuel sales are an important part of our revenue and earnings. Approximately 61% of Casey’s total revenue for the year ended April 30, 2018 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the three fiscal years ended April 30, 2018:

	Year ended April 30,
	2018	2017	2016
Number of gallons sold	2,198,600	2,061,794	1,951,814
Total retail fuel sales	$5,145,988	$4,414,128	$4,214,802
Percentage of total revenue	61.3%	58.8%	59.2%
Percentage of revenue less cost of goods sold (excluding depreciation and amortization and credit card fees)	7.9%	8.6%	9.1%
Average retail price per gallon	$2.34	$2.14	$2.16
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees)	18.50 ¢	18.35 ¢	19.55 ¢
Average number of gallons sold per store*	1,087	1,053	1,015

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Retail prices of fuel during the year increased 9.3% from prior year. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation and the continued benefit from our fuel saver programs. Percentage of revenue less cost of goods sold represents the fuel gross profit divided by the gross fuel sales dollars, so as retail fuel prices fluctuate in a period of consistent gross margin per gallon, the percentage will also fluctuate in an inverse relationship to fuel price. For additional information concerning the Company’s fuel operations, see Item 7 herein.
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
In fiscal 2018, a majority of the food and nonfood items supplied to stores from the distribution centers were purchased directly from manufacturers. With few exceptions, long-term supply contracts are not entered into with the suppliers of products sold by Casey’s Stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
Personnel
On April 30, 2018, we had 17,917 full-time employees and 19,288 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.
Competition
Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey’s Stores. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores, similar retail outlets, and, to a lesser extent, prepared food outlets, restaurants, and expanded fuel stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, quick serve restaurants, expanded fuel stations, supermarkets, discount food stores, and traditional convenience stores. Examples of convenience store chains competing in the larger towns served by Casey’s Stores include Quik Trip, Kwik Trip, Kum & Go, and other regional chains. Some of the Company’s competitors have greater financial and other resources than we do. These competitive factors are discussed further in Item 7 of this Form 10-K.

Trademarks and Service Marks
The names "Casey’s" and “Casey’s General Store” and the marks consisting of the Casey’s design logos (with the words “Casey’s General Store”) and the weathervane are registered trademarks and service marks under federal law. We believe these marks are of material importance in promoting and advertising the Company’s business. The Company has a number of other registered and unregistered trademarks and service marks that are significant to the Company from an operational and branding perspective (e.g. "Casey’s Pizza", "Casey's Famous for Pizza", etc.).

Government Regulation (dollars in thousands)
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, our new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 4,697 USTs, 3,799 of which are fiberglass and 898 are steel, and we believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2018 and 2017, we spent approximately $1,255 and $1,323, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2018, approximately $21,987 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2018, we had an accrued liability of approximately $260 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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
Our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive customer, employee or vendor data, or the failure to comply with applicable regulations relating to data security and privacy.
In the normal course of our business as a retailer, we obtain and have access to large amounts of personal data, including but not limited to credit and debit card information and other personally identifiable information from our customers, employees, and vendors. While we invest significant resources and have engaged professional advisers in the protection of such data and information, our IT systems, and incident response programs, and maintain what we believe are adequate security controls, a compromise or a breach in our systems, or other data security incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.
A data security incident of any kind could expose us to risk in terms of the loss, unauthorized release, disclosure or acquisition of sensitive customer, employee or vendor data, and could result in litigation or other regulatory action being brought against us and damage, monetary and other claims made by or on behalf of the payment card brands, customers, employees, shareholders, financial institutions and governmental agencies. Such claims could give rise to substantial monetary damages and losses which are not covered, or in some instances fully covered, by our insurance policies and which could adversely affect our reputation, results of operations, financial condition and liquidity. Moreover, a data security incident could require that we expend significant additional resources on mitigation efforts and to further upgrade the security and other measures that we employ to guard against, and respond to, such incidents.
The volatility of wholesale petroleum costs could adversely affect our operating results.
Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 60% of total revenue and our fuel revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 23% of the total revenue less cost of goods sold excluding depreciation and amortization. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, threatened or actual acts of war or terrorism, and instability or other changes in oil producing regions, particularly in the Middle East and South America, can significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the absence of fuel contracts that guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale petroleum costs have resulted and could in the future result in significant increases in the retail price of petroleum products and in lower average fuel margins per gallon. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. These factors could adversely affect our fuel gallon volume, fuel revenue less cost of goods sold excluding depreciation and amortization, and overall customer traffic, which in turn would affect our sales of grocery and general merchandise and prepared food products.
Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel.

Technological advances and consumer behavior in reducing fuel use and governmental mandates to improve fuel efficiency could lessen the demand for our largest revenue product, petroleum-based motor fuel, which may have a material adverse effect on our business, financial condition, and results of operation. Changes in our climate, including the effects of greenhouse gas emissions in the environment, may lessen demand or lead to additional government regulation. In addition, a      shift toward electric, hydrogen, natural gas or other alternative fuel-powered vehicles, including driverless motor vehicles, could fundamentally change the shopping and driving habits of our customers or lead to new forms of fueling destinations or new competitive pressure. Any of these outcomes could potentially result in fewer customer visits to our stores, decreases both in fuel and general merchandise sales revenue or lower profit margins, which could have a material adverse effect on our business, financial condition and results of operations.

Increased credit card expenses could increase operating expenses.
A significant percentage of our sales are made with the use of credit cards. Since the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movement result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2018, 2017, and 2016, were approximately $123 million, $110 million, and $100 million, respectively.
Wholesale cost and tax increases relating to tobacco products could affect our operating results.
Sales of tobacco products have averaged approximately 12% of our total revenue over the past three fiscal years, and our tobacco revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 10% of the total revenue less cost of goods sold excluding depreciation and amortization for the same period. Any significant increases in wholesale cigarette costs or tax increases on tobacco products may have a materially adverse effect on unit demand for cigarettes. Currently, major cigarette manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes. In the event these rebates are no longer offered or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise revenue less cost of goods sold excluding depreciation and amortization, and overall customer traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.
Governmental action and campaigns to discourage smoking and other tobacco products may have a material adverse effect on our revenues and gross profit.
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
Current economic conditions, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for products the Company sells in its stores. Unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, and can cause customers to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines in both fuel and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.

Risks Related to Our Business

Food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation.

Instances or reports, whether verified or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, transportation, storage or preparation, have in the past significantly damaged the reputations and impacted the sales of companies in the food processing, grocery, quick service and “fast casual” restaurant sectors, and could affect us as well. Any instances of, or reports linking us to, food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of the Casey’s brand and severely hurt sales of our prepared food products and possibly lead to product liability and personal injury claims, litigation (including class actions), government agency investigations and damages.

In addition, customer preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of our products, which could cause a decline in demand for those products and adversely impact our sales.
Unfavorable weather conditions can adversely affect our business.
All of our stores are located in the central region of the United States, which is susceptible to tornadoes, thunderstorms, extended periods of rain or unseasonably cold temperatures, flooding, ice storms, and heavy snow. Inclement weather conditions could damage our facilities or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. When weather conditions are not favorable during a particular period, our operating results and cash flow from operations could be adversely affected.
Any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for customer interaction, could adversely affect our financial results.

Our continued success depends on our ability to remain relevant with respect to consumer needs and wants, attitudes toward our industry and our customers’ preferences for ways of doing business with us, particularly with respect to digital engagement. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, offer a favorable mix of products, and refine our approach as to how and where we market and sell our products. This risk is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, it could have a material adverse effect on our business, financial condition and results of operations.
The prices of certain commodities fluctuate widely.
The wholesale costs we pay for certain commodities such as cheese and coffee can fluctuate widely from period to period. Any significant increase in the wholesale costs of such commodities could have a material adverse impact on our results of operations in a particular period or periods.
The prices of "RINs" fluctuate widely.
In certain states, we blend bulk fuel with ethanol and bio-diesel and sell the associated “renewable identification numbers” (“RINs”) that are generated in the process. The market prices paid to us for our RINs can fluctuate widely from period to period and can have a significant impact on our financial results for a particular period or periods. The market price for RINs fluctuates based on a variety of factors including, but not limited to, governmental and regulatory action, perceptions concerning the prospect for changes in the renewable fuels standards or the future availability of RINs, and other market dynamics. During the past three fiscal years, the average sale price has been $0.69 per RIN. Due to the inherent price volatility of RINs, there can be no assurance that we will be able to sell our RINs in the future at any particular price. Any significant decline in the market price of RINs could have a material adverse effect on our results of operations in a particular period or periods.
We may not be able to identify, acquire, and integrate new stores, which could adversely affect our ability to grow our business.

An important part of our growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. From May 1, 2017 through April 30, 2018 we acquired 26 convenience stores and opened 20 of those stores. We expect to continue pursuing acquisition opportunities.
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
Our business is subject to extensive governmental laws and regulations that include but are not limited to those relating to environmental protection; the preparation, sale and labeling of food; minimum wage, overtime and other employment laws and regulations; compliance with the Patient Protection and Affordable Care Act and the Americans with Disabilities Act; legal restrictions on the sale of alcohol, tobacco, money order and lottery products; compliance with the Payment Card Industry Data Security Standards and similar requirements; compliance with the Federal Motor Carriers Safety Administration regulations; securities laws and Nasdaq listing standards. The costs of compliance with these laws and regulations is substantial, and a violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.
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
Any appreciable increase in income, overtime pay, or the statutory minimum salary requirements, minimum wage rate, mandatory scheduling laws (or scheduling notification laws), or the adoption of additional mandated healthcare benefits would result in an increase in our labor costs. Such cost increases or the penalties for failing to comply could adversely affect our business, financial condition, and results of operations. State or federal lawmakers or regulators may also enact new laws or regulations applicable to us that may have a material adverse and potentially disparate impact on our business.
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
Because we depend on our management’s and other employees’ experience and knowledge of our industry, we could be adversely affected were we to lose, or experience difficulty in recruiting and retaining, any such members of our team.
We are dependent on the continued knowledge and efforts of our management team and other key employees. If, for any reason, our executives do not continue to be active in management, or we lose such persons, or other key employees, or we fail to identify and/or recruit for current or future positions of need, our business, financial condition or results of operations could be adversely affected. We also rely on our ability to recruit qualified drivers, store managers, supervisors, district managers, regional managers and other store personnel. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business and results of operations.
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
Our internal control over financial reporting constitutes a process, including controls, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). We have in the past and may in the future identify deficiencies in our internal control over financial reporting, including significant deficiencies and material weaknesses. Failure to identify and remediate deficiencies in our internal control over financial reporting in a timely manner could prevent us from accurately and timely reporting our financial results, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.
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

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including but not limited to income taxes, indirect taxes (excise, sales/use, and gross receipts taxes), payroll taxes, property taxes, and tobacco taxes. Tax laws and regulations are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued and applied. The activity could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authorities. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

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

We may experience difficulties implementing and realizing the results of our value creation plan.

We are engaged in a multi-year implementation of a recently announced “value creation plan” for our business centered around three key initiatives - our fleet card program, digital engagement, and price optimization. While we have invested, and will continue to invest, significant resources in planning, development, project management and implementation of the plan, it is possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Further, the intended results of the plan may not be realized as anticipated. Any such issues could adversely affect our operations and negatively impact our business, results of operations and financial condition.

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

Although the Company will begin a phased declassification of its board of directors over a three-year period starting with the Company’s 2019 annual shareholders’ meeting, its board of directors is currently staggered. Our staggered board, along with other provisions of our articles of incorporation and bylaws and Iowa corporate law, could make it more difficult for a third party to acquire us or remove our directors by means of a proxy contest, even if doing so would be beneficial to our shareholders. For example, Section 409.1110 of the Iowa Business Corporation Act prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. Further, Section 490.1108A of the Iowa Business Corporation Act permits a board of directors, in the context of a takeover proposal, to consider not only the effect of a proposed transaction on shareholders, but also on a corporation’s employees, suppliers, customers, creditors, and on the communities in which the corporation operates. These provisions could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.
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
We own our corporate headquarters (built in 1990) and both distribution centers. Located on an approximately 57-acre site in Ankeny, Iowa, our corporate headquarters, our first distribution center, and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. We also own a building near our corporate headquarters where our construction and support services departments operate. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 300,000 square feet of warehouse space.
On April 30, 2018, we also owned the land at 2,053 store locations and the buildings at 2,057 locations and leased the land at 20 locations and the buildings at 16 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 36,874,322 shares of common stock outstanding at April 30, 2018 had a market value of approximately $3.6 billion. On that date there were 1,675 shareholders of record.
Common Stock Market Prices

Calendar 2016	High	Low	Calendar 2017	High	Low	Calendar 2018	High	Low
Q1	$123.75	$98.80	Q1	$120.90	$107.43	Q1	$128.51	$105.45
Q2	$131.52	$105.17	Q2	$117.80	$104.64
Q3	$136.22	$115.07	Q3	$112.61	$99.76
Q4	$126.49	$110.45	Q4	$125.35	$103.50
Dividends
We began paying cash dividends during fiscal 1991.The dividends declared in fiscal 2018 totaled $1.04 per share. The dividends declared in fiscal 2017 totaled $0.96 per share. On June 8, 2018, the Board of Directors declared a quarterly dividend of $0.29 per share payable August 15, 2018 to shareholders of record on August 1, 2018. The Board typically reviews the dividend every year at its June meeting.
The cash dividends declared during the calendar years 2016-18 were as follows:

Calendar 2016	Cash dividend declared	Calendar 2017	Cash dividend declared	Calendar 2018	Cash dividend declared
Q1	$0.220	Q1	$0.240	Q1	$0.260
Q2	0.240	Q2	0.260	Q2	0.290
Q3	0.240	Q3	0.260
Q4	0.240	Q4	0.260
	0.940		1.020
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
Fourth Quarter:
February 1-28, 2018	—	$—	—	$106,520,460
March 1-31, 2018	234,000	110.05	234,000	380,769,522
April 1-30, 2018	441,946	103.13	441,946	$335,189,697
Total	675,946	$105.53	675,946	$335,189,697

(1)
On March 6, 2017, the Company announced a share repurchase program, wherein the Company is authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The authorization is valid for a period of two years. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time.

(2)
On March 7, 2018, the Company announced a second share repurchase program, wherein the Company is authorized to repurchase up to an additional aggregate of $300 million of the Company's outstanding common stock. The authorization is valid through April 30, 2020. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time.

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
Statement of Income Data

	Years ended April 30,
	2018	2017	2016	2015	2014
Total revenue	$8,391,124	$7,506,587	$7,122,086	$7,767,216	$7,840,255
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	6,621,731	5,825,426	5,508,465	6,327,431	6,618,239
Operating expenses	1,283,046	1,172,328	1,053,805	960,424	857,297
Depreciation and amortization	220,970	197,629	170,937	156,111	131,160
Interest, net	50,940	41,536	40,173	41,225	39,915
Income before income taxes	214,437	269,668	348,706	282,025	193,644
Federal and state income taxes	(103,466)	92,183	122,724	101,397	66,824
Net income	$317,903	$177,485	$225,982	$180,628	$126,820
Basic earnings per common share	$8.41	$4.54	$5.79	$4.66	$3.30
Diluted earnings per common share	$8.34	$4.48	$5.73	$4.62	$3.26
Weighted average number of common shares outstanding—basic	37,778	39,125	39,016	38,743	38,458
Weighted average number of common shares outstanding—diluted	38,132	39,579	39,422	39,104	38,868
Dividends declared per common share	$1.04	$0.96	$0.88	$0.80	$0.72
Balance Sheet Data

	As of April 30,
	2018	2017	2016	2015	2014
Current assets	$389,934	$350,685	$325,885	$305,260	$389,558
Total assets	3,463,021	3,020,102	2,726,148	2,469,965	2,304,876
Current liabilities	527,598	446,546	387,571	364,889	390,889
Long-term debt, net of current maturities	1,291,725	907,356	822,869	838,245	853,642
Shareholders’ equity	1,271,141	1,190,620	1,083,463	875,229	703,264

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and gallons in thousands, except per share amounts)
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.
Overview
The Company primarily operates convenience stores under the names "Casey's" and “Casey’s General Store” in 16 Midwestern states, primarily in Iowa, Missouri and Illinois. On April 30, 2018, there were a total of 2,073 stores in operation. All but four Casey's Stores offer fuel for sale on a self-serve basis and all carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of fuel and the products offered in our stores.

Approximately 57% of all Casey’s Stores were opened in areas with populations of fewer than 5,000 people, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. The Marketing Company operates two distribution centers, through which grocery and general merchandise, and prepared food items are supplied to our stores. One is adjacent to our Corporate Headquarters facility in Ankeny, Iowa. The other was opened in February 2016 in Terre Haute, Indiana. At April 30, 2018, the Company owned the land at 2,053 store locations and the buildings at 2,057 locations, and leased the land at 20 locations and the buildings at 16 locations. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of fuel and certain convenience items such as beer, pop and ice.
During the 2018 fiscal year, we acquired 26 convenience stores from other parties and opened 20 of them, and completed 85 new store constructions. In addition to this activity, the Company also completed 74 major remodels, replaced 30 stores and closed 16 stores during the year. Finally, the Company opened four acquisitions purchased in the prior year, and two replacements that were closed in the prior year.
Quarterly and Year-To-Date Summary Results
During the fourth quarter of fiscal 2018, the Company earned $0.51 in diluted earnings per share compared to $0.76 per share for the same quarter a year ago. Fiscal 2018 diluted earnings per share were $8.34 versus $4.48 for the prior year. This was favorably impacted in fiscal 2018 by $4.53 for the revaulation of net deferred tax liabilities as of the enactment date of the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act).
The fourth quarter results reflected a 2.0% increase in same-store fuel gallons sold, with an average margin of approximately 16.3 cents per gallon (compared to a 0.5% decrease in same-store fuel gallons sold and an average margin of 17.2 cents per gallon last year). The Company’s fourth quarter fuel margin included the sale of approximately 14.8 million renewable fuel credits for $7.9 million (compared to 15.5 million credits sold last year for $7.1 million) . For the year, we sold 65.9 million renewable fuel credits for $47.5 million. In the prior year we sold 67.6 million credits for $52.2 million. For the fiscal year, same-store gallons increased 2.3% with an average margin of 18.5 cents per gallon. In the prior year, same-store gallons increased 2.1% with an average margin of 18.4 cents per gallon. The Company’s policy is to price to the competition, so the timing of retail price changes is primarily driven by local competitive conditions. Same store sales of grocery & other merchandise decreased 0.4% and prepared foods & fountain decreased 1.3% during the fourth quarter of fiscal 2018, as compared to the same period in the prior year.
Company Initiatives
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
Fiscal 2018 Compared with Fiscal 2017
Total revenue for fiscal 2018 increased 11.8% ($884,537) to $8,391,124, primarily due to a 9.3% increase in the price of fuel (which generated an additional $411,656) and number of fuel gallons sold (which generated an additional $320,204), and a $148,989 increase in inside sales (grocery & other merchandise and prepared food & fountain). Retail fuel sales for the fiscal year were $5,145,988, an increase of 16.6%. Fuel gallons sold increased 6.6% to 2.2 billion gallons. Inside sales increased 4.9% to $3,189,768, primarily as a result of a $101,953 increase from stores that were built or acquired after April 30, 2016, and a $22,366 increase from the rollout and expansion of our operating programs in our stores (expanded hours at select locations, stores with pizza delivery, and major remodels).
Total gross profit margin was 21.1% for fiscal 2018 compared with 22.4% for the prior year. The fuel margin decreased to 7.9% in fiscal 2018 from 8.6% in fiscal 2017 primarily due to rising retail fuel prices. The grocery & other merchandise margin was slightly higher at 31.8% in fiscal 2018 compared to 31.5% in fiscal 2017, due mainly to product mix shift. The prepared food & fountain margin decreased to 61.0% from 62.3% during fiscal 2018, due mainly to increases in stales and more promotional activity.
Operating expenses increased 9.4% ($110,718) in fiscal 2018 primarily due to an increase from stores built or acquired after April 30, 2016 ($55,443), and the expansion of our operating programs noted above ($14,153). The majority of all operating expenses are wages and related costs.
Depreciation and amortization expense increased $23,341 (11.8%) to $220,970 in fiscal 2018 from $197,629 in fiscal 2017. The increase was due primarily to capital expenditures made in fiscal 2018 and fiscal 2017.
The effective tax rate decreased to (48.3)% in fiscal 2018 from 34.2% in fiscal 2017. The decrease in the effective tax rate was primarily due to the revaluation of net deferred tax liabilities as of the enactment date of the Tax Reform Act along with a reduction in the federal corporate tax rate from 35% to 30.4% (represents a blended rate as four months of our fiscal year are impacted by the new legislation) on our current fiscal year earnings. See footnote 6 to the consolidated financial statements included herein for further discussion.
Net income increased to $317,903 in fiscal 2018 from $177,485 in fiscal 2017. The increase was due to a combination of the adoption of the Tax Reform Act, an increase in the number of gallons sold, and slight increases in fuel margin and grocery margin. These were offset by a weaker agricultural economy, which has slowed the growth in customer traffic to stores, particularly inside the store combined with decreases in prepared food and fountain margins and unusual weather patterns compared to prior year.
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

COMPANY TOTAL REVENUE AND GROSS PROFIT BY CATEGORY

	Years ended April 30,
	2018	2017	2016
Total revenue by category
Fuel	$5,145,988	$4,414,128	$4,214,802
Grocery & other merchandise	2,184,147	2,087,349	1,974,073
Prepared food & fountain	1,005,621	953,430	880,713
Other	55,368	51,680	52,498
	$8,391,124	$7,506,587	$7,122,086
Gross profit by category (1)
Fuel	$406,811	$378,347	$381,659
Grocery & other merchandise	693,576	657,190	629,234
Prepared food & fountain	613,736	594,024	550,292
Other	55,270	51,600	52,436
	$1,769,393	$1,681,161	$1,613,621
INDIVIDUAL STORE COMPARISONS (2)

	Years ended April 30,
	2018	2017	2016
Average retail sales	$4,150	$3,817	$3,704
Average retail inside sales	1,602	1,561	1,505
Average gross profit on inside items	643	633	618
Average retail sales of fuel	2,548	2,256	2,199
Average gross profit on fuel (3)	202	194	202
Average operating income (4)	246	233	280
Average number of gallons sold	1,087	1,053	1,015

(1)
Gross profits represent total revenue less cost of goods sold. Gross profit is given before charges for depreciation, amortization, and credit card fees. Cost of goods sold includes the costs we incur to acquire fuel and merchandise, including excise taxes, less renewable fuel credits (RINs) and vendor rebates.

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

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	2018	2017	2016
Fuel gallons (2)	2.3%	2.1%	3.0%
Grocery & other merchandise (1) (2)	1.9%	2.9%	7.1%
Prepared food & fountain (1) (2)	1.7%	4.8%	8.4%

(1)
The decline in same store sales growth for grocery & other merchandise and prepared food & fountain for 2018 as compared to 2017 was due primarily to a reduction in customer traffic from a generally weaker agricultural economy, increased competitor promotional activity, and unusual weather patterns as compared to prior year.

(2)
The decline in all categories of same store sales growth for 2017 as compared to 2016 was largely attributed to a generally weaker agricultural economy, which slowed the growth in customer traffic to stores.

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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2018 and 2017, respectively:

	Three months ended		Years ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Net income	$19,262	$30,078	$317,903	$177,485
Interest, net	13,119	10,362	50,940	41,536
Depreciation and amortization	57,402	51,947	220,970	197,629
Federal and state income taxes	(477)	13,242	(103,466)	92,183
EBITDA	$89,306	$105,629	$486,347	$508,833
Loss on disposal of assets and impairment charges	271	1,488	2,281	2,298
Adjusted EBITDA	$89,577	$107,117	$488,628	$511,131
For the three months ended April 30, 2018, EBITDA and Adjusted EBITDA were down 15.5% and 16.4% respectively, when compared to the same period a year ago. The decrease was due primarily to slowing customer traffic due to challenges in the broader agricultural economy, weaker fuel margins, unusual weather patterns, lower prepared food & fountain margins, and increases in operating expenses. These reductions were partially offset by operating 95 more stores than the same period a year ago and increased fuel gallons sold. For the year ended April 30, 2018, EBITDA and Adjusted EBITDA were down 4.4% and 4.4% respectively. The decrease was due to slowing customer traffic due to challenges in the broader agricultural economy, lower prepared food and fountain margins, and increases in operating expenses. These reductions were partially offset by operating 95 more stores than the same period a year ago, increased fuel gallons sold, and slight increases in fuel margin and grocery and other merchandise margin.
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
Long-lived Assets
The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs (See Note 3 to the consolidated financial statements). The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company recorded impairment charges of $507 in fiscal 2018, $705 in fiscal 2017, and $1,625 in fiscal 2016, a portion of which was related to replacement store and acquisition activities. Impairment charges are a component of operating expenses.
Self-insurance
We are primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $39,777 and $37,984 for the years ended April 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, after deferral for one year, is effective for the Company on May 1, 2018. Early application is not permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has adopted the new standard using the modified retrospective method beginning May 1, 2018.

To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, the Company developed a project plan to evaluate its revenue streams and related internal controls. Since a majority of revenue is derived from point of sale transactions, the implementation of this standard will not have a material impact on the Company's consolidated financial statements. However, certain areas of the consolidated financial statements that will be impacted include the recognition of estimated breakage upon the sale of the Company’s gift cards, and derecognition of an estimated portion of revenue expected to be redeemed in the future through Casey’s pizza box tops and punch card programs. The effect of the adoption is expected to be immaterial to retained earnings as of May 1, 2018 and to net income for the three month period ended July 31, 2018. The Company expects the future rollout of its new digital program to be impacted by the standard, however, there will not be a change from our current accounting policies since the Company currently does not have a loyalty program.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. It is effective for the Company beginning May 1, 2018, and the Company is currently evaluating the impact of ASU 2017-01, which would be applied prospectively to future acquisitions.
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2018, the Company’s ratio of current assets to current liabilities was 0.78 to 1. The ratio at April 30, 2017 and at April 30, 2016 was 0.82 to 1 and 0.84 to 1, respectively. We believe our current $150,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations, will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities decreased $39,476 (8.6%) in the year ended April 30, 2018, primarily due to lower net income (excluding reductions in deferred tax liabilities), and increases in inventory and income tax receivable, partially offset by increases in accounts payable and accrued expenses. Cash used in investing activities in the year ended April 30, 2018 increased $154,610 (34.0%) primarily due to the increased level of acquisitions and new store construction. Cash flows provided by financing activities increased $170,106, primarily due to proceeds from issuance of long-term debt in fiscal 2018, offset by repurchases of common stock.
Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2018, we expended $614,581 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $458,865 in the prior year. In fiscal 2019, we anticipate expending $466,000, primarily from existing cash, funds generated by operations, and long-term debt proceeds for our construction and acquisition of stores.

At April 30, 2018, the Company had a bank line of credit arrangement consisting of a Promissory Note (the "Note"), in the principal amount of $150,000. The Note bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Note as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the Note was at a rate of 1.0% over the Index. There was a $39,600 balance owed on the Note at April 30, 2018 and $900 at April 30, 2017. The line of credit is due upon demand.
As of April 30, 2018, we had long-term debt, net of current maturities, of $1,291,725 consisting of $569,000 in principal amount of 5.22% Senior notes, $15,000 in principal amount of 5.72% Senior notes, Series A and B; $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes, Series B, $50,000 in principal amount of 3.65% Senior Notes, Series C, $50,000 in principal amount of 3.72% Senior Notes, Series D, $150,000 in principal amount of 3.51% Senior Notes, Series E, $250,000 in principal amount of 3.77% Senior Notes, Series F, and $7,725 of capital lease obligations.
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
Interest on the 3.51% Senior notes Series E is payable on the 13th day of each June and December, while the interest on the 3.77% Senior notes Series F is payable on the 22nd day of each February and August. Principal on the Senior notes Series E and Series F is payable in full on June 13, 2025 (Series E) and August 22, 2028 (Series F), respectively. We may prepay the 3.51% and 3.77% Senior notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated June 13, 2017, between the Company and the purchasers of the Senior notes Series E and Series F.
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

The table below presents our significant contractual obligations, including interest, at April 30, 2018:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,558,310	$71,958	$671,367	$70,963	$744,022
Capital lease obligations	13,574	824	1,655	1,642	9,453
Operating lease obligations	3,383	1,053	1,163	412	755
Unrecognized tax benefits	6,421	—	—	—	—
Deferred compensation	17,003	—	—	—	—
Total	$1,598,691	$73,835	$674,185	$73,017	$754,230
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the above “Payments due by period” table.
At April 30, 2018, the Company had a total of $6,421 in gross unrecognized tax benefits. Of this amount, $5,095 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $191 as of April 30, 2018. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $1,300 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.
Included in long-term liabilities on our consolidated balance sheet at April 30, 2018, was a $15,928 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the above “Payments due by period” table. However, known payments of $5,368 will be due during the next 5 years.
At April 30, 2018, we were partially self-insured for workers’ compensation claims in all 16 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $21,118 and $21,126, respectively, were issued and outstanding at April 30, 2018 and 2017, on the insurance company’s behalf. We renew the letters of credit on an annual basis.
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
Competition
Our business is highly competitive and marked by ease of entry and constant change in terms of the numbers and types of retailers offering the products and services found in stores. Many of the food (including prepared foods) and nonfood items similar or identical to those we sell are generally available from a variety of competitors in the communities served by our stores, and we compete with other convenience store chains, gasoline stations, supermarkets, drug stores, discount stores, club stores, mass merchants, and quick serve restaurants (with respect to the sale of prepared foods). Sales of nonfuel items (particularly prepared food items) have contributed substantially to our gross profit on retail sales in recent years. Fuel sales are also intensely competitive. We compete for fuel sales with both independent and national brand gasoline stations, other convenience store chains, and several nontraditional fuel retailers such as supermarkets in specific markets. Some of these other fuel retailers may have access to more favorable arrangements for fuel supply than we do or the firms that supply our stores. Some of our competitors have greater financial, marketing, and other resources than we have and therefore may be able to respond better to changes in the economy and new opportunities within the industry.
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

Environmental Compliance Costs
The United States Environmental Protection Agency and several of the states in which we do business have adopted laws and regulations relating to underground storage tanks used for petroleum products. In the past, we have incurred substantial costs to comply with such regulations, and additional substantial costs may be necessary in the future. Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs. Any reimbursements received in respect to such costs typically are subject to statutory provisions requiring repayment of the reimbursed funds for any future noncompliance with upgrade provisions or other applicable laws. Although we regularly accrue expenses for the estimated costs related to future corrective action or remediation efforts, there can be no assurance that the accrued amounts will be sufficient to pay such costs or that we have identified all environmental liabilities at all of our current store locations. In addition, there can be no assurance that we will not incur substantial expenditures in the future for remediation of contamination or related claims that have not been discovered or asserted, with respect to existing store locations or locations that we may acquire in the future, that we will not be subject to any claims for reimbursement of funds disbursed to us under the various state programs, and/or that additional regulations or amendments to existing regulations will not require additional expenditures beyond those presently anticipated.
Seasonality of Sales
Company sales generally are strongest during its first two fiscal quarters (May–October) relative to the third and fourth fiscal quarters (November–April). In the warmer months, customers tend to purchase greater quantities of fuel and certain convenience items such as beer, pop, and ice. Difficult weather conditions (such as flooding, prolonged rain or periods of unseasonably cold weather, or snowstorms) in any quarter, however, may adversely reduce sales at affected stores and may have an adverse impact on our earnings for that period.
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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2018, would have no material effect on pretax earnings.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2018 and 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Des Moines, Iowa
June 29, 2018

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$53,679	$76,717
Receivables	45,045	43,244
Inventories	241,668	201,644
Prepaid expenses	5,766	9,179
Income taxes receivable	50,682	19,901
Total current assets	396,840	350,685
Property and equipment, at cost
Land	729,965	637,161
Buildings and leasehold improvements	1,620,218	1,418,709
Machinery and equipment	2,093,878	1,901,503
Leasehold interest in property and equipment	13,690	14,683
Construction in process	56,346	37,574
	4,514,097	4,009,630
Less accumulated depreciation and amortization	1,611,177	1,496,472
Net property and equipment	2,902,920	2,513,158
Other assets, net of amortization	29,909	23,453
Goodwill	140,258	132,806
Total assets	$3,469,927	$3,020,102
Liabilities and Shareholders’ Equity
Current liabilities
Notes payable to bank	$39,600	$900
Current maturities of long-term debt	15,374	15,421
Accounts payable	321,419	293,903
Accrued expenses
Wages and related taxes	27,704	25,010
Property taxes	29,117	26,721
Insurance accruals	20,029	18,816
Other	54,607	46,607
Total current liabilities	507,850	427,378
Long-term debt, net of current maturities	1,291,725	907,356
Deferred income taxes	341,946	440,124
Deferred compensation	15,928	15,784
Insurance accruals, net of current portion	19,748	19,168
Other long-term liabilities	21,589	19,672
Total liabilities	2,198,786	1,829,482
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 36,874,322 and 38,765,821 shares issued and outstanding at April 30, 2018 and 2017, respectively	—	40,074
Retained earnings	1,271,141	1,150,546
Total shareholders’ equity	1,271,141	1,190,620
Total liabilities and shareholders’ equity	$3,469,927	$3,020,102
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2018	2017	2016
Total revenue	$8,391,124	$7,506,587	$7,122,086
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	6,621,731	5,825,426	5,508,465
Operating expenses	1,283,046	1,172,328	1,053,805
Depreciation and amortization	220,970	197,629	170,937
Interest, net	50,940	41,536	40,173
Income before income taxes	214,437	269,668	348,706
Federal and state income taxes	(103,466)	92,183	122,724
Net income	$317,903	$177,485	$225,982
Net income per common share
Basic	$8.41	$4.54	$5.79
Diluted	$8.34	$4.48	$5.73

Dividends declared per share	$1.04	$0.96	$0.88

(a) Includes excise taxes of approximately:	$919,000	$866,000	$818,000
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2015	38,886,165	$56,274	$818,955	$875,229
Net income	—	—	225,982	225,982
Dividends declared ($.88 per share)	—	—	(34,342)	(34,342)
Exercise of stock options	108,100	3,717	—	3,717
Issuance of common stock	32,717	2,762	—	2,762
Tax benefits related to nonqualified stock options	—	2,702	—	2,702
Stock-based compensation	28,588	7,413	—	7,413
Balance at April 30, 2016	39,055,570	$72,868	$1,010,595	$1,083,463
Net income	—	—	177,485	177,485
Dividends declared ($.96 per share)	—	—	(37,534)	(37,534)
Exercise of stock options	69,150	2,357	—	2,357
Issuance of common stock	28,138	3,526	—	3,526
Repurchase of common stock	(443,800)	(49,374)	—	(49,374)
Stock-based compensation	56,763	10,697	—	10,697
Balance at April 30, 2017	38,765,821	$40,074	$1,150,546	$1,190,620
Net income	—	—	317,903	317,903
Dividends declared ($1.04 per share)	—	—	(39,060)	(39,060)
Exercise of stock options	40,377	1,377	—	1,377
Repurchase of common stock	(1,997,800)	(57,186)	(158,248)	(215,434)
Stock-based compensation	65,924	15,735	—	15,735
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended April 30,
	2018	2017	2016
Cash flows from operating activities
Net income	$317,903	$177,485	$225,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,970	197,629	170,937
Stock-based compensation	18,800	10,697	7,413
Loss on disposal of assets and impairment charges	2,281	2,298	837
Deferred income taxes	(98,178)	45,190	55,492
Changes in assets and liabilities:
Receivables	(1,801)	(15,543)	(5,092)
Inventories	(38,406)	4,400	(7,390)
Prepaid expenses	3,413	(6,171)	(983)
Accounts payable	14,751	40,332	3,011
Accrued expenses	15,967	14,780	14,983
Income taxes	(30,053)	(6,226)	7,064
Other, net	(5,850)	(5,598)	132
Net cash provided by operating activities	419,797	459,273	472,386
Cash flows from investing activities
Purchase of property and equipment	(577,421)	(433,392)	(392,839)
Payments for acquisitions of businesses, net of cash acquired	(37,160)	(25,473)	(7,263)
Proceeds from sales of property and equipment	5,246	4,140	5,134
Net cash used in investing activities	(609,335)	(454,725)	(394,968)
Cash flows from financing activities
Proceeds from long-term debt	400,000	100,000	—
Repayments of long-term debt	(15,688)	(15,399)	(15,399)
Net borrowings of short-term debt	38,700	900	—
Proceeds from exercise of stock options	1,377	2,357	3,717
Payments of cash dividends	(38,780)	(36,758)	(33,527)
Repurchase of common stock	(214,683)	(47,893)	—
Tax withholdings on employee share-based awards	(4,426)	(6,813)	(4,975)
Net cash provided by (used in) financing activities	166,500	(3,606)	(50,184)
Net (decrease) increase in cash and cash equivalents	(23,038)	942	27,234
Cash and cash equivalents at beginning of year	76,717	75,775	48,541
Cash and cash equivalents at end of year	$53,679	$76,717	$75,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest, net of amount capitalized	$48,757	$41,268	$40,401
Cash paid for income taxes, net	24,274	52,961	60,049
Noncash investing and financing activities
Purchased property and equipment in accounts payable	12,014	10,883	11,619
Shares repurchased in accounts payable	2,232	1,481	—
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 2,073 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2018 by category are as follows: 61% fuel, 27% grocery & other merchandise, and 12% prepared food & fountain. The Company’s products are readily available, and the Company is generally not dependent on a single supplier or only a few suppliers.
Principles of consolidation The consolidated financial statements include the financial statements of Casey’s General Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The excess of replacement cost over the stated LIFO value was $73,494 and $65,593 at April 30, 2018 and 2017, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2018 and 2017:

	Fiscal 2018	Fiscal 2017
Fuel	$75,817	$60,833
Merchandise	165,851	140,811
Total inventory	$241,668	$201,644
The Company often receives vendor allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor allowances include rebates and other funds received from vendors to promote their products.Vendor rebates in the form of rack display allowances (RDAs) are funds that we receive from various vendors for allocating certain shelf space to carry their specific products or to introduce new products in our stores for a particular period of time. The RDAs are treated as a reduction in cost of goods sold and are recognized ratably over the period covered by the applicable rebate agreement. These funds do not represent reimbursements of specific, incremental, or identifiable costs incurred by us in selling the vendor’s products. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the rebate is earned per the contract. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.
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
Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2018 and 2017, there was $140,258 and $132,806 of goodwill, respectively. Management’s analysis of recoverability completed as of the fiscal year-end yielded no evidence of impairment for the years ended April 30, 2018, 2017, and 2016.

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
The Company monitors stores and will accelerate depreciation if the expected life of the asset is reduced due to the expected remaining operation of the store or the Company’s plans. Construction in process is reported at cost and not subject to depreciation until placed in service.

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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (See Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $507 in fiscal 2018, $705 in fiscal 2017, and $1,625 in fiscal 2016. Impairment charges are a component of operating expenses.
Excise taxes Excise taxes approximating $919,000, $866,000, and $818,000 on retail fuel sales are included in total revenue and cost of goods sold for fiscal 2018, 2017, and 2016, respectively.
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
Net income per common share Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding during each of the years. Unvested shares under equity awards are treated as common shares within the basic earnings per share calculation when an employee has met certain requirements in the award agreement. For example, if retirement provisions are satisfied which allow an employee to avoid forfeiture of the award upon a normal retirement from the Company. The calculation of diluted earnings per share treats stock options as potential common shares to the extent they are dilutive. The diluted earnings per share calculation does not take into effect any shares that have not met performance or market conditions as of the reporting period.
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
There were no material changes in our asset retirement obligation estimates during fiscal 2018. The recorded asset for asset retirement obligations was $11,280 and $10,421 at April 30, 2018 and 2017, respectively, and is recorded in other assets, net of amortization. The discounted liability was $17,087 and $15,899 at April 30, 2018 and 2017, respectively, and is recorded in other long-term liabilities.
Self-insurance The Company is primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves were $39,777 and $37,984 for the years ended April 30, 2018 and 2017, respectively.
Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
Derivative instruments There were no options or futures contracts as of or during the years ended April 30, 2018, 2017, or 2016. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.
Stock-based compensation Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the statement of income over the vesting period of the award, adjusted for certain retirement provisions. Additionally, certain awards include performance and market conditions. The performance-based awards are based on the achievement of a three year average return on invested capital (ROIC). For these awards, stock-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. The market-based awards are achieved based on our relative performance to a pre-determined peer group. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant. For market-based awards, the stock-based compensation expense will not be adjusted should the initial target awards vary from actual awards.
Segment reporting As of April 30, 2018, we operated 2,073 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food & fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Recent accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, after deferral for one year, is effective for the Company on May 1, 2018. Early application is not permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has adopted the new standard using the modified retrospective method beginning May 1, 2018.

To address implementation of ASU 2014-09 and evaluate its impact on our consolidated financial statements, the Company developed a project plan to evaluate its revenue streams and related internal controls. Since a majority of revenue is derived from point of sale transactions, the implementation of this standard will not have a material impact on the Company's consolidated financial statements. However, certain areas of the consolidated financial statements that will be impacted include the recognition of estimated breakage upon the sale of the Company’s gift cards, and derecognition of an estimated portion of revenue expected to be redeemed in the future through Casey’s pizza box tops and punch card programs. The effect of the adoption is expected to be immaterial to retained earnings as of May 1, 2018 and to net income for the year ended April 30, 2019. The Company expects the future rollout of its new digital program to be impacted by the standard, however, there will not be a change from our current accounting policies since the Company currently does not have a loyalty program.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. It is effective for the Company beginning May 1, 2018, and the Company is currently evaluating the impact of ASU 2017-01, which would be applied prospectively to future acquisitions.
Immaterial Correction of an Error
As discussed above, the Company records accruals to reflect the estimate of costs for settlement of claims related to the self-insurance of workers’ compensation, automobile liability, general liability, and health insurance. The Company has previously reported such amounts as a component of current liabilities, however, as a portion of these claims will not be paid within the next twelve months, we believe such portion should be classified as non-current.   Consequently, the Company has revised its historical current and non-current liabilities as of April 30, 2017 to be consistent with the April 30, 2018 presentation.  As a result of the change, Insurance accruals as of April 30, 2017 were reduced from approximately $37,984 to $18,816 and Insurance accruals, net of current portion of $19,168 were reported.   The change did not have any impact on total shareholders’ equity as of April 30, 2017 nor was there any impact on net income or cash flows for the year ended April 30, 2017.  Management evaluated the materiality of the change from qualitative and quantitative perspectives, and concluded that the change was immaterial to the prior period financial statements.

2. ACQUISITIONS
During the year ended April 30, 2018, the Company acquired 26 stores through a variety of multi-store and single store transactions with several unrelated third parties. Of the 26 stores acquired, 20 were re-opened as a Casey's store during the 2018 fiscal year, and six will be opened during the 2019 fiscal year. The acquisitions meet the criteria to be considered business combinations. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2018 is as follows (in thousands):

Assets acquired:
Inventories	$1,618
Property and equipment	28,090
Total assets	29,708
Liabilities assumed:
Accrued expenses	—
Total liabilities	—
Net tangible assets acquired	29,708
Goodwill	7,452
Total consideration paid	$37,160

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2018	2017
Total revenue	$8,438,371	$7,594,401
Net income	$320,711	$180,070
Net income per common share
Basic	$8.49	$4.60
Diluted	$8.41	$4.55
3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT

A summary of the fair value of the Company’s financial instruments follows.
Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.
Long-term debt The fair value of the Company’s long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $1,277,000 and $941,000, respectively, at April 30, 2018 and 2017.
The carrying amount of the Company’s long-term debt and capital lease obligations by issuance is as follows:

	As of April 30,
	2018	2017
Capitalized lease obligations discounted at 3.70% to 6.00% due in various monthly installments through 2048 (Note 7)	$8,099	$8,777
5.72% Senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	30,000	45,000
5.22% Senior notes due August 9, 2020	569,000	569,000
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000	—
3.77% Senior notes (Series F) due August 22, 2028	250,000	—
	1,307,099	922,777
Less current maturities	15,374	15,421
	$1,291,725	$907,356

At April 30, 2018, the Company had a bank line of credit arrangement consisting of a Promissory Note, in the principal amount of $150,000. The Note bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Note as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the Note was at a rate of 1.0% over the Index. There was a $39,600 balance owed on the Note at April 30, 2018 and $900 at April 30, 2017. The line of credit is due upon demand.
Interest expense is net of interest income of $1,583, $588, and $157 for the years ended April 30, 2018, 2017, and 2016, respectively. Interest expense is also net of interest capitalized of $2,260, $1,470, and $1,134 during the years ended April 30, 2018, 2017, and 2016, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2018, the Company was in compliance with all such operating and financial covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2018 and thereafter:

Years ended April 30,	Capital Leases	Senior Notes	Total
2019	$374	$15,000	$15,374
2020	395	15,000	15,395
2021	416	569,000	569,416
2022	409	—	409
2023	431	20,000	20,431
Thereafter	6,074	680,000	686,074
	$8,099	$1,299,000	$1,307,099
4. PREFERRED AND COMMON STOCK
Preferred stock The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.
Common stock The Company currently has 120,000,000 authorized shares of common stock.
Stock incentive plans The 2009 Stock Incentive Plan (the “Plan”) was approved by the Board of Directors in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 2,984,804 shares available for grant at April 30, 2018 under the Plan. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. Restricted stock is transferred to the employee or non-employee immediately upon grant, whereas restricted stock units have a vesting period that must expire before the stock is transferred. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using market price of a share of our common stock on the date of grant. We recognize this fair value as an operating expense in our consolidated statements of income over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. At April 30, 2018, stock options for 181,673 shares (which expire between fiscal years 2019 through 2022) were outstanding. All stock option shares issued are previously unissued authorized shares.
The following table summarizes the most recent compensation grants made during the three-year period ended April 30, 2018:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

June 5, 2015	Restricted Stock Units	104,200	Officers & Key employees	June 5, 2018	$9,135
June 5, 2015	Restricted Stock	48,913	Officers & Key employees	Immediate (Annual performance goal)	$4,288
September 18, 2015	Restricted Stock	7,748	Non-employee board members	Immediate	$856
April 12, 2016	Restricted Stock Units	10,000	CEO	20% each May 1, 2017-2021	$1,060
June 3, 2016	Restricted Stock Units	111,150	Officers & Key employees	June 3, 2019	$13,849
June 3, 2016	Restricted Stock	40,996	Officers & Key employees	Immediate (Annual performance goal)	$5,108
September 16, 2016	Restricted Stock	8,941	Non-employee board members	Immediate	$1,064
June 1, 2017	Restricted Stock Units	63,699	Key Employees	June 1, 2020	$7,388
July 14, 2017	Restricted Stock Units***	61,126	Officers	June 15, 2020	$6,912
September 28, 2017	Restricted Stock	8,344	Non-employee board members	Immediate	$920
March 29, 2018	Restricted Stock	2,150	Non-employee board members	September 21, 2018	$236
*** This grant of restricted stock units includes time-based, performance-based and market-based awards.  The performance-based awards included in the figure above represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target". The market-based awards incorporate market conditions in determining fair value as of the grant date, and will also range from 0% to 200% of the "target". Total market-based expense of approximately $2.6 million will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.

Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2015	401,800	$36.55
Granted	—	—
Exercised	(108,100)	34.37
Forfeited	(2,500)	25.26
Outstanding at April 30, 2016	291,200	$37.46
Granted	—	—
Exercised	(69,150)	34.08
Forfeited	—	—
Outstanding at April 30, 2017	222,050	$38.51
Granted	—	—
Exercised	(40,377)	34.11
Forfeited	—	—
Outstanding at April 30, 2018	181,673	$39.48
At April 30, 2018, all outstanding options had an aggregate intrinsic value of $10,376 and a weighted average remaining contractual life of 2.65 years. All options are vested as of April 30, 2018. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2018 was $3,144.
At April 30, 2018, the range of exercise prices for outstanding options was $25.26 – $44.39. The number of shares and weighted average remaining contractual life of the options by range of applicable exercise prices at April 30, 2018 were as follows:

Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
1,500	25.49	1.0
45,100	25.26	1.2
135,073	44.39	3.2
181,673
Information concerning the issuance of restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2015	193,930
Granted	114,200
Vested	(31,480)
Forfeited	(3,750)
Unvested at April 30, 2016	272,900
Granted	111,150
Vested	(73,000)
Forfeited	(7,650)
Unvested at April 30, 2017	303,400
Granted	126,980
Vested	(88,700)
Forfeited	(2,699)
Unvested at April 30, 2018	338,981
Total compensation costs recorded for the stock options, restricted stock, and restricted stock unit awards for the years ended April 30, 2018, 2017 and 2016 were $17,880, $10,697, and $7,413, respectively. As of April 30, 2018, there was $9,058 of total unrecognized compensation costs related to the Plan and Prior Plans for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2021.
During the fourth quarter of the fiscal year ended April 30, 2017, the Company began a share repurchase program, wherein the Company is authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The share repurchase authorization is valid for a period of two years. The timing and number of repurchase transactions under the program depends on a variety of factors, including but not limited to market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time. From its inception on March 9, 2017, through the end of fiscal year 2018, the company repurchased 2,441,600 shares of its common stock under its open market share repurchase program, for approximately $264.8 million. As of April 30, 2018, the Company had a total remaining authorized amount for share repurchases of $35.2 million. The remaining repurchases were completed in May 2018.
During the fourth quarter of fiscal year ended April 30, 2018, the Board of Directors authorized an additional $300 million share repurchase program. No repurchases were made on that program in fiscal 2018.

5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2018	2017	2016
Basic
Net income	$317,903	$177,485	$225,982
Weighted average shares outstanding-basic	37,778,304	39,124,665	39,016,299
Basic earnings per common share	$8.41	$4.54	$5.79
Diluted
Net income	$317,903	$177,485	$225,982
Weighted-average shares outstanding-basic	37,778,304	39,124,665	39,016,299
Plus effect of stock options and restricted stock units	353,795	454,333	405,900
Weighted-average shares outstanding-diluted	38,132,099	39,578,998	39,422,199
Diluted earnings per common share	$8.34	$4.48	$5.73
There were no options considered antidilutive; therefore, all options were included in the computation of dilutive earnings per share for fiscal 2018, 2017, and fiscal 2016, respectively.

6. INCOME TAXES

Income tax (benefit) expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2018	2017	2016
Current tax (benefit) expense:
Federal	$(7,057)	$41,300	$58,273
State	1,769	5,693	8,959
	(5,288)	46,993	67,232
Deferred tax (benefit) expense	(98,178)	45,190	55,492
Total income tax (benefit) expense	$(103,466)	$92,183	$122,724
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2018	2017
Deferred tax assets:
Accrued liabilities and reserves	$7,978	$10,948
Property and equipment depreciation	24,419	16,604
Workers compensation	7,244	10,934
Deferred compensation	3,846	5,916
Equity compensation	7,158	6,923
Federal net operating losses	2,769	—
State net operating losses & tax credits	2,336	938
Other	889	1,275
Total gross deferred tax assets	56,639	53,538
Less valuation allowance	47	60
Total net deferred tax assets	56,592	53,478
Deferred tax liabilities:
Property and equipment depreciation	(378,756)	(468,470)
Goodwill	(19,548)	(25,052)
Other	(234)	(80)
Total gross deferred tax liabilities	(398,538)	(493,602)
Net deferred tax liability	$(341,946)	$(440,124)

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act made significant changes to U.S. federal income tax laws including permanently lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Due to the Company’s April 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory rate of 30.4% for the fiscal year ending April 30, 2018. The Company’s statutory federal tax rate will be 21% for fiscal years ending April 30, 2019 and beyond.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the Tax Reform Act and adjust those amounts during a measurement period not to exceed one year. For the year ending April 30, 2018, the Company has recorded a one-time benefit of $173 million due primarily to a remeasurement of deferred tax assets and liabilities. These tax benefits represent provisional amounts and the Company’s best estimate. The provisional amounts are based on estimates of underlying timing differences and the Company’s current interpretations of the Tax Reform Act. The ultimate impact of the Tax Reform Act may differ from our provisional amounts (primarily related to uncertainty in fixed assets) due to changes in interpretations and assumptions we made as well as any forthcoming legislative action or regulatory guidance.
At April 30, 2018, the Company had a federal net operating loss carryforward of approximately $13,188, which is available to offset future federal taxable income over an indefinite period. The Company also had net operating loss carryforwards for state income tax purposes of approximately $82,243, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2021. In addition, the Company had state tax credit carryforwards of approximately $380, which begin to expire in 2023 through 2028.
There was a valuation allowance of $47 and $60 for state net operating loss deferred tax assets as of April 30, 2018 and 2017, respectively. The change in the valuation allowance was $(13) and $(24) for the years ending April 30, 2018 and 2017, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes:

	Years ended April 30,
	2018	2017	2016
Income taxes at the statutory rates	30.4%	35.0%	35.0%
Impact of Tax Reform Act	(80.5)%	—%	—%
Federal tax credits	(2.2)%	(1.8)%	(1.7)%
State income taxes, net of federal tax benefit	3.7%	2.8%	2.7%
ASU 2016-09 Benefit (share based compensation)	(0.8)%	(1.3)%	—%
Other	1.1%	(0.5)%	(0.8)%
	(48.3)%	34.2%	35.2%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $6,421 and $5,362 in gross unrecognized tax benefits at April 30, 2018 and 2017, respectively, which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $5,095 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $1,059 during the twelve months ended April 30, 2018, due primarily to the increase associated with income tax filing positions for the current year exceeding the decrease related to the expiration of certain statutes of limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Beginning balance	$5,362	$6,484
Additions based on tax positions related to current year	2,010	1,705
Additions for tax positions of prior years	322	—
Reductions for tax positions of prior years	—	—
Reductions due to lapse of applicable statute of limitations	(1,273)	(2,827)
Settlements	—	—
Ending balance	$6,421	$5,362
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $191 and $141 at April 30, 2018 and 2017, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month period ended April 30, 2018 was an increase in tax expense of $50 and a decrease in tax expense of $76 for the year ended April 30, 2017.
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

At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,300 during the next twelve months mainly due to the expiration of certain statutes of limitation. The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
7. LEASES
The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.
The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2018	2017
Real estate	$10,997	$13,480
Equipment	2,693	2,693
	13,690	16,173
Less accumulated amortization	7,315	7,039
	$6,375	$9,134
Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2018:

Years ended April 30,	Capital leases	Operating leases
2019	$824	$1,053
2020	829	710
2021	826	453
2022	835	309
2023	807	103
Thereafter	9,453	755
Total minimum lease payments	13,574	$3,383
Less amount representing interest	5,475
Present value of net minimum lease payments	$8,099
The total rent expense under operating leases was $2,224 in 2018, $1,936 in 2017, and $1,862 in 2016.
8. BENEFIT PLANS
401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan is available to all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on employee contributions. Contributions to the 401(k) plan were $9,614, $8,181, and $6,560 for the years ended April 30, 2018, 2017, and 2016, respectively.
On April 30, 2018 and 2017, 1,389,694 and 1,401,764 shares of common stock, respectively, were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of net income per common share.
Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2018 and 2017, respectively, were $4,214 and $4,737. The discount rates used were 4.5% and 4.0%, respectively, at April 30, 2018 and 2017. The amount expensed in fiscal 2018 was $112 and the Company expects to pay $635 per year for each of the next five years. Expense incurred in fiscal 2017 and fiscal 2016 was $131 and $230, respectively.
Other post-employment benefits The Company also has severance and/or deferred compensation agreements with three other former employees. The amounts accrued at April 30, 2018 and 2017 were $3,431 and $3,825, respectively. The Company expects to pay $464, $439, $439, $439 and $439 the next five years under the agreements. The expense incurred in fiscal 2018, 2017 and 2016 was $131, $370, and $238 respectively.
9. COMMITMENTS
The Company has entered into an employment agreement with its chief executive officer. The agreement provides that the officer will receive aggregate base compensation of not less than $900 per year exclusive of bonuses. The agreement also provides for certain payments in the case of death or disability of the officer. The Company also has entered into change of control agreements with the chief executive officer and sixteen other key employees, providing for certain payments in the event of termination following a change of control of the Company.
10. CONTINGENCIES
Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2018 and 2017 of approximately $260 and $283, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
Legal matters From time to time we may be involved in legal or administrative proceedings or investigations arising from the conduct of our business operations, including, but not limited to, contractual disputes; employment, personnel, or accessibility matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operations.
Other At April 30, 2018, the Company was partially self-insured for workers’ compensation claims in all but one state of its marketing territory. In North Dakota, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $21,118 and $21,126, respectively, were issued and outstanding at April 30, 2018 and 2017, on the insurance company’s behalf. The Company also has investments of approximately $224 in escrow as required by one state for partial self-insurance of workers’ compensation claims. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2018 and 2017, the Company had $39,777 and $37,984, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

11. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

	Year ended April 30, 2018
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,220,985	1,306,246	1,297,340	1,321,417	5,145,988
Grocery & other merchandise	597,413	572,151	502,750	511,834	2,184,147
Prepared food & fountain	261,840	261,998	240,618	241,163	1,005,621
Other	13,501	13,350	13,895	14,623	55,368
	$2,093,739	2,153,745	2,054,603	2,089,037	8,391,124
Revenue less cost of goods sold excluding depreciation and amortization and credit card fees
Fuel	$109,212	110,686	100,272	86,640	406,811
Grocery & other merchandise	190,364	183,133	160,150	159,929	693,576
Prepared food & fountain	163,645	160,510	145,632	143,949	613,736
Other	13,476	13,328	13,870	14,597	55,270
	$476,697	467,657	419,924	405,115	1,769,393
Net income	$56,758	48,918	192,965	19,262	317,903
Income per common share
Basic	1.48	1.29	5.13	0.52	8.41
Diluted	1.46	1.28	5.08	0.51	8.34

	Year ended April 30, 2017
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,147,044	1,113,351	1,053,990	1,099,743	4,414,128
Grocery & other merchandise	566,174	544,799	476,309	500,068	2,087,349
Prepared food & fountain	243,655	248,345	228,278	233,150	953,430
Other	13,206	13,560	11,416	13,499	51,680
	$1,970,079	1,920,055	1,769,993	1,846,460	7,506,587
Revenue less cost of goods sold excluding depreciation and amortization and credit card fees
Fuel	$104,429	99,060	89,265	85,592	378,347
Grocery & other merchandise	179,127	174,590	148,099	155,374	657,190
Prepared food & fountain	153,052	156,329	140,869	143,774	594,024
Other	13,187	13,539	11,396	13,479	51,600
	$449,795	443,518	389,629	398,219	1,681,161
Net income	$67,392	57,180	22,835	30,078	177,485
Income per common share
Basic	1.72	1.46	0.58	0.77	4.54
Diluted	1.70	1.44	0.58	0.76	4.48

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2018.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2018.

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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Executive Officers", “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation”, "Nominating and Corporate Governance Committee", and "Audit Committee", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2018 and used in connection with the Company’s 2018 Annual Meeting of Shareholders are hereby incorporated by reference.
The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Business Conduct and Ethics) for its directors, officers, and all employees. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and other Company governance materials are available under the Corporate Governance link of the Company Web site at www.caseys.com. The Company intends to disclose on this website any amendments to or waivers from the Financial Code of Ethics or the Code of Business Conduct and Ethics that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Financial Code of Ethics or the Code of Business Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Committee", “Executive Compensation” "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2018 and used in connection with the Company’s 2018 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2018 and used in connection with the Company’s 2018 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2018 and used in connection with the Company’s 2018 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2018 and used in connection with the Company’s 2018 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K:

(1)	The following financial statements are included herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2018 and 2017
Consolidated Statements of Income, Three Years Ended April 30, 2018
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2018
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2018
Notes to Consolidated Financial Statements

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits

3.1	Second Restatement of the Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q as filed December 11, 2017)

3.2(a)	Fourth Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(a) to Form 8-K as filed March 7, 2018)

4.8
Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers the 5.72% Senior Notes, Series A and Series B (incorporated by reference to Exhibit 4.8 to Form 8-K as filed September 29, 2006)

4.9	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference to Exhibit 4.1 to Form 8-K as filed August 10, 2010)

4.10
Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference to Exhibit 4.10 to Form 8-K as filed June 18, 2013)

4.11
Note Purchase Agreement dated as of May 2, 2016 among the Company and the purchasers of the 3.65% Series C Notes and 3.72% Series D Notes (incorporated by reference to Exhibit 4.11 to Form 8-K as filed May 3, 2016)

4.12
Note Purchase Agreement dated as of June 13, 2017 among the Company and the purchasers of the 3.51% Series E Notes and 3.77% Series F Notes (incorporated by reference to Exhibit 4.12 to Form 8-K as filed June 15, 2017)

10.21(a)*	Amended and Restated Employment Agreement with Donald F. Lamberti and First and Second Amendments thereto

10.22(a)*	Amended and Restated Employment Agreement with Ronald M. Lamb and First and Second Amendments thereto

10.28(c)	Promissory Note delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated April 27, 2018 (incorporated by reference to exhibit 10.28(c) to Form 8-K filed May 2, 2018)

10.29(a)*	Form of “change of control” Employment Agreement (incorporated by reference to Exhibit 10.29(a) to Form 8-K as filed June 2, 2010)

10.30*	Non-Qualified Supplemental Executive Retirement Plan and Amendment thereto

10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference to Exhibit 10.31 to Form 8-K as filed November 10, 1997)

10.32*	Severance Agreement with Douglas K. Shull (incorporated by reference to Exhibit 10.32 to Form 8-K as filed July 28, 1998)

10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan and related form of Grant Agreement

10.34*	Casey’s General Stores 401(k) Plan (incorporated by reference to Exhibit 10.34 to Form 10-K as filed July 29, 2003)

10.35*	Trustar Directed Trust Agreement (incorporated by reference to Exhibit 10.35 to Form 10-K as filed July 29, 2003)

10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006 (incorporated by reference to Exhibit 10.38 to Form 10-K as filed June 29, 2007)

10.39*	Employment Agreement with Robert J. Myers and Amendment and Second Amendment thereto

10.40*	Severance Agreement with John G. Harmon (incorporated by reference to Exhibit 99.1 to Form 8-K as filed January 17, 2008)

10.41*
Casey’s General Stores, Inc. 2009 Stock Incentive Plan and related forms of Stock Option Grant (2011), Restricted Stock Agreement (Officers and Other Employees) (2015, 2016), Restricted Stock Units Agreement (Officers and Other Employees) (2015, 2016), Restricted Stock Units Agreement (Non-Officer Employees) (2017, 2018), Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary (2017, 2018), Stock Award Agreement (Non-Employee Directors) (2017), and Restricted Stock Units Agreement (Non-Employee Directors) (2018)

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

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 29, 2018	By	/s/ Terry W. Handley
Terry W. Handley, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 29, 2018	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2018	By	/s/ H. Lynn Horak
H. Lynn Horak
Chair and Director

Date: June 29, 2018	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer

Date: June 29, 2018	By	/s/ Terry W. Handley
Terry W. Handley, President and
Chief Executive Officer, Director

Date: June 29, 2018	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 29, 2018	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 29, 2018	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 29, 2018	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 29, 2018	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 29, 2018	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 29, 2018	By	/s/ Judy A. Schmeling
Judy A. Schmeling
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