Form 10-Q
period 2018-07-31
CASEYS GENERAL STORES INC
filed 2018-09-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended July 31, 2018
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2018
Common stock, no par value per share	36,595,375 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2018	April 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$44,842	53,679
Receivables	46,486	45,045
Inventories	263,879	241,668
Prepaid expenses	8,940	5,766
Income tax receivable	42,404	50,682
Total current assets	406,551	396,840
Other assets, net of amortization	32,769	29,909
Goodwill	140,623	140,258
Property and equipment, net of accumulated depreciation of $1,662,860 at July 31, 2018 and $1,611,177 at April 30, 2018	2,944,564	2,902,920
Total assets	$3,524,507	3,469,927

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank	$27,411	39,600
Current maturities of long-term debt	15,379	15,374
Accounts payable	333,299	321,419
Accrued expenses	149,424	131,457
Total current liabilities	525,513	507,850
Long-term debt, net of current maturities	1,291,638	1,291,725
Deferred income taxes	349,656	341,946
Deferred compensation	16,095	15,928
Other long-term liabilities	42,906	41,337
Total liabilities	2,225,808	2,198,786
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	7,322	—
Retained earnings	1,291,377	1,271,141
Total shareholders’ equity	1,298,699	1,271,141
Total liabilities and shareholders' equity	$3,524,507	3,469,927
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2018	2017
Total revenue (a)	$2,588,432	$2,093,739
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	2,066,664	1,617,042
Operating expenses	359,392	321,247
Depreciation and amortization	58,840	52,369
Interest, net	14,406	11,375
Income before income taxes	89,130	91,706
Federal and state income taxes	18,906	34,948
Net income	$70,224	$56,758
Net income per common share
Basic	$1.92	$1.48
Diluted	$1.90	$1.46
Basic weighted average shares outstanding	36,669,021	38,360,104
Plus effect of stock compensation	311,387	480,184
Diluted weighted average shares outstanding	36,980,408	38,840,288

Dividends declared per share	$0.29	$0.26

(a) Includes excise taxes of:	$257,969	$238,559
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts) (unaudited)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	$(4,140)
Net income	—	—	70,224	$70,224
Dividends declared (29 cents per share)	—	—	(10,601)	$(10,601)
Exercise of stock options	3,600	148	—	$148
Repurchase of common stock	(352,592)	—	(35,247)	$(35,247)
Stock based compensation	67,895	7,174	—	$7,174
Balance at July 31, 2018	36,593,225	$7,322	$1,291,377	$1,298,699
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2018	2017
Cash flows from operating activities:
Net income	$70,224	56,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,840	52,369
Stock-based compensation	10,272	9,807
Loss on disposal of assets and impairment charges	345	140
Deferred income taxes	9,205	15,564
Changes in assets and liabilities:
Receivables	(1,441)	(1,300)
Inventories	(22,211)	(24,244)
Prepaid expenses	(3,174)	928
Accounts payable	9,588	(20,010)
Accrued expenses	12,281	8,284
Income taxes	8,901	18,899
Other, net	(2,759)	(56)
Net cash provided by operating activities	150,071	117,139
Cash flows from investing activities:
Purchase of property and equipment	(97,490)	(91,548)
Payments for acquisition of businesses, net of cash acquired	(841)	(3,322)
Proceeds from sales of property and equipment	1,879	1,607
Net cash used in investing activities	(96,452)	(93,263)
Cash flows from financing activities:
Proceeds from long-term debt	—	150,000
Repayments of long-term debt	(92)	(103)
Net repayments of short-term debt	(12,189)	(900)
Proceeds from exercise of stock options	148	195
Payments of cash dividends	(9,592)	(9,312)
Repurchase of common stock	(37,479)	(77,878)
Tax withholdings on employee share-based awards	(3,252)	(3,494)
Net cash (used in) provided by financing activities	(62,456)	58,508

Net (decrease) increase in cash and cash equivalents	(8,837)	82,384
Cash and cash equivalents at beginning of the period	53,679	76,717
Cash and cash equivalents at end of the period	$44,842	159,101

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2018	2017
Cash paid during the period for:
Interest, net of amount capitalized	$5,205	4,673
Income taxes, net	397	463

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	4,524	7,752
Shares repurchased in accounts payable	—	1,486
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of July 31, 2018 and April 30, 2018, the results of operations for the three months ended July 31, 2018 and 2017, shareholders' equity for the three months ended July 31, 2018, and cash flows for the three months ended July 31, 2018 and 2017. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2018 for our consideration of new accounting pronouncements.
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted the standard on May 1, 2018 using the modified retrospective approach. The Company adopted two changes that affect the timing of recognition of revenues related to gift card breakage income and the redemption of coupon box tops attached to our pizza boxes. The impact related to gift cards was $879, net of $321 of deferred taxes and was an increase to shareholders' equity with a reduction in deferred income. The impact related to box tops was $5,019 net of $1,816 of deferred taxes and was a reduction in shareholders' equity, with an increase in deferred income.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other than Inventory. We adopted the standard in the quarter ended July 31, 2018. There was no material impact to the Company for the adoption of this standard.

3.	Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the customer. The Company adopted ASU 2014-09 in the quarter ended July 31, 2018. As a result, revenue from sales of pizza that include a redeemable box top coupon are deferred until redemption for the portion of the sale that represents the estimated future redemption of the box top coupon. Gift card revenue is now recognized based on the estimated gift card breakage rate over the pro-rata usage of the card.
Renewable Identification Numbers (RINs) are treated as a reduction in cost of goods sold in the period the Company commits to a price and agrees to sell the RIN. Vendor rebates are treated as a reduction in cost of goods sold and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold. Warehousing costs are recorded within operating expenses on the income statement. Sales taxes collected from customers and remitted to the government are recorded on a net basis in the consolidated financial statements.

4.	Long-Term Debt and Fair Value Disclosure
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $1,278,000 and $1,277,000 at July 31, 2018 and April 30, 2018, respectively. The Company has an aggregate $150,000 line of credit with $27,411 outstanding at July 31, 2018 and $39,600 outstanding at April 30, 2018.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2009 Stock Incentive Plan (the “Plan”), was approved by the Board in June 2009 and approved by the shareholders in September 2009. The Plan replaced the 2000 Option Plan and the Non-employee Director Stock Plan (together, the “Prior Plans”). There are 2,657,030 shares available for grant at July 31, 2018. Awards made under the Plan may take the form of stock options, restricted stock or restricted stock units. Each share issued pursuant to a stock option will reduce the shares available for grant by one, and each share issued pursuant to an award of restricted stock or restricted stock units will reduce the shares available for grant by two. We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. For market based awards we use the "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the Plan is provided in the Company’s 2009 Proxy Statement.
At July 31, 2018, options for 178,073 shares (which expire between 2019 and 2021) were outstanding for the Plan and Prior Plans. Information concerning the issuance of stock options under the Plan and Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2018	181,673	$39.48
Granted	—	—
Exercised	3,600	41.16
Forfeited	—	—
Outstanding at July 31, 2018	178,073	$39.45
At July 31, 2018, all 178,073 outstanding options were vested, and had an aggregate intrinsic value of $12,452 and a weighted average remaining contractual life of 2.40 years. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2018, was $225.
Information concerning the unvested restricted stock units under the Plan is presented in the following table:

Unvested at April 30, 2018	338,981
Granted	164,248
Vested	(100,250)
Forfeited	(361)
Performance Award Adjustments	(7,717)
Unvested at July 31, 2018	394,901
Total compensation costs recorded for the three months ended July 31, 2018 and 2017, respectively, were $10,154 and $9,807 for the stock option, restricted stock, and restricted stock unit awards to employees. As of July 31, 2018, there were no unrecognized compensation costs related to the Plan for stock options and $14,079 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2022. Certain awards in the 2017 long term incentive plan grant have performance-based conditions based on the three-year average return on invested capital (ROIC) calculation. Based on the results of fiscal year 2018 and revised forecast for fiscal 2019 and 2020, adjustments were made to the shares awarded to the projected most likely outcome based on expected ROIC. The compensation costs related to this adjustment have been recorded in the first quarter of fiscal 2019.

6.	Commitments and Contingencies

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

7.	Unrecognized Tax Benefits & Impact of Tax Reform Act

The total amount of gross unrecognized tax benefits was $6,421 at April 30, 2018. At July 31, 2018, gross unrecognized tax benefits were $7,255. If this unrecognized tax benefit were ultimately recognized, $5,754 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $223 at July 31, 2018, and $191 at April 30, 2018. Net interest and penalties included in income tax expense for the three months ended July 31, 2018, was a net expense of $32, with a net expense of $19 for the same period in 2017.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. At this time, the Company's best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,300 during the next twelve months mainly due to the expiration of certain statute of limitations.
The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the Tax Reform Act and adjust those amounts during a measurement period not to exceed one year. The provisional amounts recorded for the year ending April 30, 2018 are based on estimates of underlying timing differences and the Company’s current interpretations of the Tax Reform Act. The ultimate impact of the Tax Reform Act may differ from our provisional amounts due to changes in interpretations and assumptions (primarily around fixed assets) we made as well as any forthcoming legislative action or regulatory guidance. The Company did not make any adjustments to the provisional amounts recorded due to the Tax Reform Act during the quarter ended July 31, 2018. We expect to finalize all provisional adjustments by the third quarter of fiscal 2019.

8.	Segment Reporting
As of July 31, 2018 we operated 2,085 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9.	Subsequent Event

On September 5, 2018, the shareholders approved the Casey's General Stores, Inc. 2018 Stock Incentive Plan. As of that date, no future awards will be granted under the 2009 Stock Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and two liquor stores. As of July 31, 2018, there were a total of 2,085 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. As of July 31, 2018, the Company owned the land at 2,065 locations and the buildings at 2,069 locations, and leased the land at 20 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $1.90 for the first quarter of fiscal 2019. For the same quarter a year-ago, diluted earnings per common share were $1.46.
The following table represents the roll forward of store growth in the first quarter of fiscal 2019:

Store Count
Stores at 4/30/18	2,073
New Store Construction	15
Acquisitions	1
Acquisitions not opened	(1)
Prior Acquisitions opened	1
Closed	(4)
Stores at 7/31/18	2,085
The Company has 14 acquisition stores under agreement and a land bank of 103 sites for future new builds.
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
The first quarter results reflected a 0.5% increase in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 20.5 cents per gallon, compared to 19.3 cents per gallon in the same quarter a year ago. The Company policy has been to price to the competition, where the timing of retail price changes is driven by local competitive conditions. Over the course of the first quarter, the Company, as part of its evolving effort around fuel price optimization, has been more proactive in driving changes to market prices, which has contributed to a higher fuel margin and slower growth in gallons sold this quarter.
Same-store sales of grocery and other merchandise increased 3.2% and prepared food and fountain increased 1.7% during the first quarter. Operating expenses increased 11.9% in the quarter primarily due to operating 105 more stores compared to the same period a year ago, along with significant increases in credit card fees, fleet fuel expense, and health care costs.

Three Months Ended July 31, 2018 Compared to
Three Months Ended July 31, 2017
(Dollars and Amounts in Thousands)

Three months ended 7/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,647,417	$644,800	$281,003	$15,212	$2,588,432
Revenue less cost of goods sold (excluding depreciation and amortization)	$123,476	$208,925	$174,184	$15,183	$521,768
	7.5%	32.4%	62.0%	99.8%	20.2%
Fuel gallons	601,795

Three months ended 7/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,220,985	$597,413	$261,840	$13,501	$2,093,739
Revenue less cost of goods sold (excluding depreciation and amortization)	$109,212	$190,364	$163,645	$13,476	$476,697
	8.9%	31.9%	62.5%	99.8%	22.8%
Fuel gallons	565,047
Total revenue for the first quarter of fiscal 2019 increased by $494,693 (23.6%) over the comparable period in fiscal 2018. Retail fuel sales increased by $426,432 (34.9%) as the average retail price per gallon increased 26.7% (amounting to a $325,834 increase), and the number of gallons sold increased by 36,748 (6.5%). During this same period, retail sales of grocery and other merchandise increased by $47,387 (7.9%), and prepared food and fountain sales increased by $19,163 (7.3%), both primarily due to operating 105 more stores than a year ago.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $1,711 (12.7%) for the first quarter of fiscal 2019. In the quarter we received a one-time incentive payment of $1 million from a new vendor relationship.
Revenue less cost of goods sold (excluding depreciation and amortization) was 20.2% of revenue for the first quarter of fiscal 2019, compared to 22.8% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 7.5% of fuel revenue during the first quarter of fiscal 2019 compared to 8.9% in the first quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 20.5 cents in the first quarter of fiscal 2019 compared to 19.3 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 32.4% of grocery and other merchandise revenue, an improvement from 31.9% in the prior year, due in part to a product mix shift to higher margin products in first quarter. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was 62.0% of revenue compared to 62.5% in the prior year, primarily due to increases in promotional activity and input costs compared to the same quarter in the prior period.
Operating expenses increased $38,145 (11.9%) in the first quarter of fiscal 2019 from the comparable period in the prior year, primarily due to operating 105 more stores than a year ago. The Company incurred increases of approximately $8 million in credit card fees and fleet fuel expense, and $3.6 million in health care costs. Same store operating expenses excluding credit card fees were up 1.6% for the quarter, primarily related to the Company's focus on reducing hours worked at the stores, along with changes to 24-hour and pizza delivery locations.
Depreciation and amortization expense increased 12.4% to $58,840 in the first quarter of fiscal 2019 from $52,369 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months.
The effective tax rate decreased to 21.2% in the first quarter of fiscal 2019 compared to 38.1% in the first quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act").

Net income increased by $13,466 (23.7%) to $70,224 from $56,758 in the prior year. The increase in net income was primarily attributable to higher fuel margin for the quarter and a significantly lower tax rate as a result of recent tax reform, offset by increases in operating expenses.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2018 and 2017:

	Three months ended
	July 31, 2018	July 31, 2017
Net income	$70,224	56,758
Interest, net	14,406	11,375
Federal and state income taxes	18,906	34,948
Depreciation and amortization	58,840	52,369
EBITDA	$162,376	155,450
Loss on disposal of assets and impairment charges	345	140
Adjusted EBITDA	$162,721	155,590
For the three months ended July 31, 2018, EBITDA and adjusted EBITDA increased 4.5% and 4.6%, respectively, when compared to the same period a year ago. The result is due to an improved fuel margin contributing to higher net income in the current year offset by increases in operating expenses and a decrease in gallons sold growth compared to prior year.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2018, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2018, other than those described in note 2 to the financial statements.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2018, the Company’s ratio of current assets to current liabilities was 0.77 to 1. The ratio at July 31, 2017 and April 30, 2018 was 0.99 to 1 and 0.78 to 1, respectively. Management believes that the Company’s current aggregate $150,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $32,932 (28.1%) in the three months ended July 31, 2018 from the comparable period in the prior year, due primarily to increases in accounts payable and accrued expenses. Cash used in investing in the three months ended July 31, 2018 increased $3,189 (3.4%) over prior year. Cash used in financing increased -$120,964 (206.7%), primarily due to proceeds from issuance of long-term debt in the prior year that did not reoccur in the current year.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2019, the Company expended $98,331 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $94,870 for the comparable period in the prior year. The Company has budgeted $466 million in fiscal 2019 for construction, acquisition and remodeling of stores, sourced primarily from existing cash, funds generated by operations, and the prior year issuance of senior notes.

As of July 31, 2018, the Company had long-term debt (net of related debt issuance costs) of $1,291,638, (net of current maturities of $15,379), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $15,000 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $7,819 of capital lease obligations. The Company also has an aggregate $150,000 line of credit with $27,411 outstanding at July 31, 2018.
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
Cautionary Statements (Dollars in Thousands)
This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2018:
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,721 USTs, of which 3,831 are fiberglass and 890 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2018 and 2017, the Company spent approximately $1,255 and $1,323, respectively, for assessments and remediation. During the three months ended July 31, 2018, the Company expended approximately $311 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2018, approximately $22,214 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2018 of approximately $295 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2018 would have no material effect on pretax earnings.
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
Item 1A. Risk Factors

There have been no material changes in our “risk factors” from those previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter:
May 1-May 31, 2018	352,592	$99.97	352,592	$300,000,000
June 1-June 30, 2018	—	—	—	$300,000,000
July 1-July 31, 2018	—	—	—	$300,000,000
Total	352,592	$99.97	352,592	$300,000,000
On March 6, 2017, the Company announced a share repurchase program, wherein the Company is authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The share repurchase authorization was valid for a period of two years. The repurchase was completed in May 2018. In March 2018, the Company announced a second share repurchase program again with an aggregate of $300 million of repurchase, also valid for two years. No stock was repurchased in the quarter related to that authorization. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time.

Item 6. Exhibits.

Exhibit No.	Description
3.1*	Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018
3.2a*	Fourth Amended and Restated Bylaws, as amended September 5, 2018
31.1*	Certification of Terry W. Handley under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 10, 2018	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)