Form 10-Q
period 2018-10-31
CASEYS GENERAL STORES INC
filed 2018-12-10
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 27, 2018
Common stock, no par value per share	36,605,506 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2018	April 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$51,887	53,679
Receivables	46,875	45,045
Inventories	258,644	241,668
Prepaid expenses	7,923	5,766
Income tax receivable	16,849	50,682
Total current assets	382,178	396,840
Other assets, net of amortization	39,813	29,909
Goodwill	140,623	140,258
Property and equipment, net of accumulated depreciation of $1,715,433 at October 31, 2018 and $1,611,177 at April 30, 2018	2,983,043	2,902,920
Total assets	$3,545,657	3,469,927

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank	$—	39,600
Current maturities of long-term debt	15,384	15,374
Accounts payable	324,806	321,419
Accrued expenses	130,786	131,457
Total current liabilities	470,976	507,850
Long-term debt, net of current maturities	1,283,992	1,291,725
Deferred income taxes	374,665	341,946
Deferred compensation	15,584	15,928
Insurance accruals, net of current portion	20,155	19,748
Other long-term liabilities	23,206	21,589
Total liabilities	2,188,578	2,198,786
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	9,702	—
Retained earnings	1,347,377	1,271,141
Total shareholders’ equity	1,357,079	1,271,141
Total liabilities and shareholders' equity	$3,545,657	3,469,927
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Total revenue (a)	$2,538,005	$2,153,745	$5,126,437	$4,247,484
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	2,027,684	1,686,088	4,094,348	3,303,130
Operating expenses	344,186	322,949	703,578	644,196
Depreciation and amortization	61,356	54,157	120,196	106,526
Interest, net	14,191	12,976	28,597	24,351
Income before income taxes	90,588	77,575	179,718	169,281
Federal and state income taxes	23,973	28,657	42,879	63,605
Net income	$66,615	$48,918	$136,839	$105,676
Net income per common share
Basic	$1.82	$1.29	$3.73	$2.77
Diluted	$1.80	$1.28	$3.70	$2.75
Basic weighted average shares outstanding	36,698,528	37,804,649	36,683,450	38,108,105
Plus effect of stock compensation	318,943	378,950	314,181	379,802
Diluted weighted average shares outstanding	37,017,471	38,183,599	36,997,631	38,487,907

Dividends declared per share	$0.29	$0.26	$0.58	$0.52

(a) Includes excise taxes of:	$255,114	$239,070	$513,083	$477,628
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts) (unaudited)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	$(4,140)
Net income	—	—	136,839	$136,839
Dividends declared (58 cents per share)	—	—	(21,216)	$(21,216)
Exercise of stock options	11,292	379	—	$379
Repurchase of common stock	(352,592)	—	(35,247)	$(35,247)
Stock based compensation	70,984	9,323	—	$9,323
Balance at October 31, 2018	36,604,006	$9,702	$1,347,377	$1,357,079
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2018	2017
Cash flows from operating activities:
Net income	$136,839	105,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,196	106,526
Stock-based compensation	9,323	13,700
Loss on disposal of assets and impairment charges	1,130	1,091
Deferred income taxes	34,214	21,543
Changes in assets and liabilities:
Receivables	(1,830)	746
Inventories	(16,923)	(39,035)
Prepaid expenses	(2,157)	2,412
Accounts payable	2,030	69
Accrued expenses	(3,330)	8,907
Income taxes	35,160	20,604
Other, net	(10,363)	(676)
Net cash provided by operating activities	304,289	241,563
Cash flows from investing activities:
Purchase of property and equipment	(198,409)	(248,797)
Payments for acquisition of businesses, net of cash acquired	(2,590)	(22,781)
Proceeds from sales of property and equipment	3,155	2,297
Net cash used in investing activities	(197,844)	(269,281)
Cash flows from financing activities:
Proceeds from long-term debt	—	400,000
Repayments of long-term debt	(7,743)	(7,708)
Net repayments of short-term debt	(39,600)	(900)
Proceeds from exercise of stock options	379	298
Payments of cash dividends	(20,193)	(19,235)
Repurchase of common stock	(37,479)	(132,613)
Tax withholdings on employee share-based awards	(3,601)	(3,656)
Net cash (used in) provided by financing activities	(108,237)	236,186

Net (decrease) increase in cash and cash equivalents	(1,792)	208,468
Cash and cash equivalents at beginning of the period	53,679	76,717
Cash and cash equivalents at end of the period	$51,887	285,185

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2018	2017
Cash paid (received) during the period for:
Interest, net of amount capitalized	$24,256	21,428
Income taxes, net	(27,477)	21,414

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	3,589	12,563
Shares repurchased in accounts payable	—	575
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of October 31, 2018 and April 30, 2018, the results of operations for the three and six months ended October 31, 2018 and 2017, shareholders' equity for the six months ended October 31, 2018, and cash flows for the six months ended October 31, 2018 and 2017. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2018 for our consideration of new accounting pronouncements.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations, Clarifying the Definition of a Business. The standard clarifies the definition of a business and adds guidance to assist entities in the determination of whether an acquisition (or disposal) represents assets or a business. The guidance requires the Company to utilize various criteria to evaluate whether or not an acquisition is a business. First, if substantially all of the fair value of the assets acquired is concentrated in a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If that is not the case, the update provides further guidance to evaluate if the acquisition represents a business focused on the nature and substance of the inputs and process acquired. The standard is generally expected to reduce the number of acquisitions, which may impact the allocation of purchase consideration in future acquisitions. Where it is determined that an acquisition is not a business combination, there would be no resulting goodwill recorded. The Company prospectively adopted this guidance for all future acquisitions in the first quarter of fiscal 2019.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The guidance is effective for the Company beginning in the first quarter of fiscal 2021 with early adoption permitted. The amendments in the update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance retrospectively, in the first quarter of fiscal 2019. The adoption did not have a material impact on our consolidated financial statements.

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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $1,269,000 and $1,277,000 at October 31, 2018 and April 30, 2018, respectively. The Company has an aggregate $150,000 line of credit with $0 outstanding at October 31, 2018 and $39,600 outstanding at April 30, 2018.

5.	Disclosure of Compensation Related Costs, Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Board in June 2018 and approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date"). The 2018 Plan replaced the 2009 Stock Incentive Plan (the "2009 Plan") under which no new awards are allowed to be granted as of the 2018 Plan Effective Date. The 2009 Plan previously replaced and superseded the 2000 Stock Option Plan and the Non-Employees Directors’ Stock Option Plan (collectively with the 2009 Plan, the “Prior Plans”).
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. At October 31, 2018, there were 2,984,032 shares available for grant under the 2018 Plan.
We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. For market based awards we use the "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the 2018 Plan is provided in the Company’s 2018 Proxy Statement and Proxy Supplement.
At October 31, 2018, options for 170,381 shares (which expire between 2019 and 2021) were outstanding for the Prior Plans (no stock option awards have been granted under the 2018 Plan). Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2018	181,673	$39.48
Granted	—	—
Exercised	11,292	33.55
Forfeited	—	—
Outstanding at October 31, 2018	170,381	$39.88
At October 31, 2018, all 170,381 outstanding options were vested, and had an aggregate intrinsic value of $14,692 and a weighted average remaining contractual life of 2.19 years. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2018, was $973.
Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table:

Unvested at April 30, 2018	338,981
Granted	172,232
Vested	(103,300)
Forfeited	(3,366)
Performance Award Adjustments	(7,717)
Unvested at October 31, 2018	396,830
Total compensation costs recorded for the six months ended October 31, 2018 and 2017, respectively, were $12,151 and $12,780 for the stock option, restricted stock, and restricted stock unit awards to employees. As of October 31, 2018, there were no unrecognized compensation costs related to the Plan and Prior Plans for stock options and $12,469 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2022. Certain awards in the 2017 and 2018 long term incentive compensation program grants have performance-based conditions based on the three-year average return on invested capital (ROIC) calculation.

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

7.	Unrecognized Tax Benefits & Impact of Tax Reform Act

The total amount of gross unrecognized tax benefits was $6,421 at April 30, 2018. At October 31, 2018, gross unrecognized tax benefits were $8,092. If this unrecognized tax benefit were ultimately recognized, $6,415 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $268 at October 31, 2018, and $191 at April 30, 2018. Net interest and penalties included in income tax expense for the six months ended October 31, 2018, was a net expense of $77, with a net expense of $45 for the same period in 2017.

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
On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows a company to report provisional numbers related to the Tax Reform Act and adjust those amounts during a measurement period not to exceed one year. The provisional amounts recorded for the year ending April 30, 2018 are based on estimates of underlying timing differences and the Company’s current interpretations of the Tax Reform Act. The ultimate impact of the Tax Reform Act may differ from our provisional amounts due to changes in interpretations and assumptions (primarily around fixed assets) we made as well as any forthcoming legislative action or regulatory guidance. The Company did not record any material adjustments to the provisional amounts recorded as a result of the Tax Reform Act during the quarter ended October 31, 2018. We expect to finalize all provisional adjustments in the third quarter of fiscal 2019.

8.	Segment Reporting
As of October 31, 2018 we operated 2,097 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as the "Company", "Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and two liquor stores. As of October 31, 2018, there were a total of 2,097 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 57% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. As of October 31, 2018, the Company owned the land at 2,077 locations and the buildings at 2,081 locations, and leased the land at 20 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $1.80 for the second quarter of fiscal 2019. For the same quarter a year-ago, diluted earnings per common share were $1.28.
The following table represents the roll forward of store growth through the second quarter of fiscal 2019:

Store Count
Stores at 4/30/18	2,073
New Store Construction	25
Acquisitions	3
Acquisitions not opened	(2)
Prior Acquisitions opened	4
Closed	(6)
Stores at 10/31/18	2,097
The Company has 23 acquisition stores under agreement and a land bank of 95 sites for future new builds (in addition to 36 under construction).
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
The second quarter results reflected a 1.1% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 20.0 cents per gallon, compared to 19.7 cents per gallon in the same quarter a year ago. The Company policy has been to price to the competition, where the timing of retail price changes is driven by local competitive conditions. Over the course of fiscal 2019, the Company, as part of its evolving effort around fuel price optimization, has been more proactive in driving changes to market prices, which has contributed to a higher fuel margin. In addition, the Company experienced slower growth in same-store gallons sold this quarter, mainly due to softer consumer demand. The Company sold 16.6 million renewable fuel credits for $3.4 million during the quarter, compared to 17.3 million renewable fuel credits in the second quarter of the prior year, which generated $14.5 million.
Same-store sales of grocery and other merchandise increased 2.7% and prepared food and fountain increased 2.2% during the second quarter. Operating expenses increased 6.6% in the quarter primarily due to operating 94 more stores compared to the same period a year ago.

Three Months Ended October 31, 2018 Compared to
Three Months Ended October 31, 2017
(Dollars and Amounts in Thousands)

Three months ended 10/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,621,868	$618,250	$283,062	$14,825	$2,538,005
Revenue less cost of goods sold (excluding depreciation and amortization)	$118,656	$200,193	$176,675	$14,797	$510,321
	7.3%	32.4%	62.4%	99.8%	20.1%
Fuel gallons	593,750

Three months ended 10/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,306,246	$572,151	$261,998	$13,350	$2,153,745
Revenue less cost of goods sold (excluding depreciation and amortization)	$110,686	$183,133	$160,510	$13,328	$467,657
	8.5%	32.0%	61.3%	99.8%	21.7%
Fuel gallons	561,692
Total revenue for the second quarter of fiscal 2019 increased by $384,260 (17.8%) over the comparable period in fiscal 2018. Retail fuel sales increased by $315,622 (24.2%) as the average retail price per gallon increased 17.5% (amounting to a $228,053 increase), and the number of gallons sold increased by 32,058 (5.7%). During this same period, retail sales of grocery and other merchandise increased by $46,099 (8.1%), and prepared food and fountain sales increased by $21,064 (8.0%), both primarily due to operating 94 more stores than a year ago.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $1,475 (11.0%) for the second quarter of fiscal 2019, primarily driven by two significant lottery awards in the quarter.
Revenue less cost of goods sold (excluding depreciation and amortization) was 20.1% of revenue for the second quarter of fiscal 2019, compared to 21.7% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 7.3% of fuel revenue during the second quarter of fiscal 2019 compared to 8.5% in the second quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 20.0 cents in the second quarter of fiscal 2019 compared to 19.7 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 32.4% of grocery and other merchandise revenue, an improvement from 32.0% in the prior year, due in part to a product mix shift to higher margin products in second quarter. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was 62.4% of revenue compared to 61.3% in the prior year, primarily due to strategic price increases that helped improve margins compared to the same quarter in the prior period.
Operating expenses increased $21,237 (6.6%) in the second quarter of fiscal 2019 from the comparable period in the prior year, primarily due to operating 94 more stores than a year ago. Same store operating expenses excluding credit card fees were down 0.1% for the quarter, primarily related to the Company's increased focus on managing hours worked at the stores.
Depreciation and amortization expense increased 13.3% to $61,356 in the second quarter of fiscal 2019 from $54,157 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months.
The effective tax rate decreased to 26.5% in the second quarter of fiscal 2019 compared to 36.9% in the second quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act").

Net income increased by $17,697 (36.2%) to $66,615 from $48,918 in the prior year. The increase in net income was primarily attributable to gross profit dollar growth across all categories, slower growth in overall operating expenses mainly due to hours reductions at stores, and a significantly lower tax rate as a result of the Tax Reform Act.
Six Months Ended October 31, 2018 Compared to
Six Months Ended October 31, 2017
(Dollars and Amounts in Thousands)

Six months ended 10/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,269,285	$1,263,050	$564,065	$30,037	$5,126,437
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$242,132	$409,119	$350,859	$29,979	$1,032,089
	7.4%	32.4%	62.2%	99.8%	20.1%
Fuel gallons	1,195,545

Six months ended 10/31/2017	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,527,231	$1,169,565	$523,838	$26,850	$4,247,484
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$219,898	$373,497	$324,155	$26,804	$944,354
	8.7%	31.9%	61.9%	99.8%	22.2%
Fuel gallons	1,126,739
Total revenue for the first six months of fiscal 2019 increased by $878,953 (20.7%) over the comparable period in fiscal 2018. Retail fuel sales increased by $742,054 (29.4%) as the average retail price per gallon increased 21.9% (amounting to a $553,900 increase) while the number of gallons sold increased by 68,806 (6.1%). During this same period, retail sales of grocery and other merchandise increased by $93,485 (8.0%), and prepared food and fountain sales increased by $40,227 (7.7%), both primarily due to operating 94 more stores than a year ago.
The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $3,187 (11.9%) through the second quarter of fiscal 2019, primarily driven by multiple significant lottery awards in the current year.

Revenue less cost of goods sold (excluding depreciation and amortization) was 20.1% for the first six months of fiscal 2019, compared to 22.2% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 7.4% during the first six months of fiscal 2019 compared to 8.7% in the first six months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was higher (at 20.3 cents per gallon) in the first six months of fiscal 2019 than the comparable period in the prior year (19.5 cents per gallon). Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased (to 32.4%) from the comparable period in the prior year (31.9%), due in part to a product mix shift to higher margin products in the current year. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was higher (at 62.2%) than the comparable period in the prior year (61.9%), primarily due to strategic price increases that helped improve margins compared to the same period a year ago.
Operating expenses increased $59,382 (9.2%) in the first six months of fiscal 2019 from the comparable period in the prior year primarily due to operating 94 more stores than a year ago. Same store operating expenses excluding credit card fees were up 0.7% for the year to date, primarily related to the Company's increased focus on managing hours worked at the stores.
Depreciation and amortization expense increased 12.8% to $120,196 in the first six months of fiscal 2019 from $106,526 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.

The effective tax rate decreased to 23.9% in the first six months of fiscal year 2019 compared to 37.6% in the comparable period of fiscal year 2018. The decrease in the effective tax rate was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% resulting from the Tax Reform Act.
Net income increased by $31,163 (29.5%) to $136,839 from $105,676 in the prior year. The increase in net income was primarily attributable to gross profit dollar growth across all categories, slower growth in overall operating expenses mainly due to hours reductions at stores, and a significantly lower tax rate as a result of the Tax Reform Act.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended October 31, 2018 and 2017:

	Three months ended		Six months ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Net income	$66,615	48,918	$136,839	105,676
Interest, net	14,191	12,976	28,597	24,351
Federal and state income taxes	23,973	28,657	42,879	63,605
Depreciation and amortization	61,356	54,157	120,196	106,526
EBITDA	$166,135	144,708	$328,511	300,158
Loss on disposal of assets and impairment charges	785	951	1,130	1,091
Adjusted EBITDA	$166,920	145,659	$329,641	301,249
For the three months ended October 31, 2018, EBITDA and adjusted EBITDA increased 14.8% and 14.6%, respectively, when compared to the same period a year ago. The result is primarily due to lower operating expense growth, improved inside margins, and operating 94 more stores than a year ago. For the six months ended October 31, 2018, EBITDA and adjusted EBITDA increased 9.4% and 9.4%, respectively, when compared to the same period a year ago. That is primarily due to an improved fuel margin, lower operating expense growth, improved inside margins, and operating 94 more stores than a year ago.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2018, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2018, other than those described in note 2 to the financial statements.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2018, the Company’s ratio of current assets to current liabilities was 0.81 to 1. The ratio at October 31, 2017 and April 30, 2018 was 1.23 to 1 and 0.78 to 1, respectively. Management believes that the Company’s current aggregate $150,000 bank line of credit, together with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $62,726 (26.0%) in the six months ended October 31, 2018 from the comparable period in the prior year, due primarily to reductions in income taxes receivable and smaller increases in inventory from prior period. Cash used in investing in the six months ended October 31, 2018 decreased $71,437 (26.5%) over prior year, in line with the expected decline in capital expeditures. Cash used in financing increased $344,423 (145.8%), primarily reflecting proceeds from issuance of long-term debt in the prior year that did not reoccur in the current year, offset by reductions in share buyback activity.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2019, the Company expended $200,999 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $271,578 for the comparable period in the prior year. The Company has budgeted $466 million in fiscal 2019 for construction, acquisition and remodeling of stores, sourced primarily from existing cash, funds generated by operations, and the prior year issuance of senior notes.

As of October 31, 2018, the Company had long-term debt (net of related debt issuance costs) of $1,283,992, (net of current maturities of $15,384), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $7,500 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $7,663 of capital lease obligations. The Company also has an aggregate $150,000 line of credit with $0 outstanding at October 31, 2018.
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
Tobacco Products. Sales of tobacco products, including vapor products and e-cigarettes, represent a significant portion of the Company’s grocery and other merchandise category. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to further regulate and discourage smoking and the use of other tobacco products in the United States, have had, and are expected to continue having, an adverse effect on the demand for cigarettes and other tobacco products sold in our stores. Also, increasing regulations related to, and restricting the sale of, vapor products and e-cigarettes, may offset some of the recent gains we have experienced from selling these types of products. The Company attempts to pass price increases through to its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the product mix of tobacco products, the retail price and margins of cigarettes and other tobacco products, the volume of cigarettes and other tobacco products sold by stores and overall customer traffic, any of which may have a material adverse impact on the grocery and other merchandise category and the Company’s earnings and profits.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,748 USTs, of which 3,864 are fiberglass and 884 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2018 and 2017, the Company spent approximately $1,255 and $1,323, respectively, for assessments and remediation. During the six months ended October 31, 2018, the Company expended approximately $476 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2018, approximately $22,423 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2018 of approximately $275 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2018 would have no material effect on pretax earnings.
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

We may experience increased costs, disruptions or other difficulties with the implementation, operation and functionality of our new enterprise resource planning system.

We are engaged in a phased implementation of a new enterprise resource planning (ERP) system, which will replace or enhance certain internal financial, operating, and other systems that are critical to our business operations.  The first phase of implementation was completed in November 2018. The implementation, operation, and proper functionality of the ERP system has and will continue to require a significant investment of human, technological, and financial resources.  While we have invested, and continue to invest, significant resources in planning, project management, consulting, and training, it is possible that significant implementation, operational, and functionality issues may arise during the course of implementing and utilizing the ERP system, and it is further possible that we may experience significant delays, increased costs, and other difficulties that are not presently contemplated.  Any significant disruptions, delays, deficiencies, or errors in the design, implementation, and utilization of the ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results, and negatively impact our business, results of operations and financial condition. Additionally, if we do not effectively implement and utilize the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter:
August 1-August 31, 2018	—	$—	—	300,000,000
September 1-September 30, 2018	—	$—	—	300,000,000
October 1-October 31, 2018	—	$—	—	300,000,000
Total	—	$—	—	300,000,000
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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q as filed September 10, 2018)
3.2a	Fourth Amended and Restated Bylaws, as amended September 5, 2018 (incorporated by reference to Exhibit 3.2a to Form 10-Q as filed September 10, 2018)
31.1*	Certification of Terry W. Handley under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Terry W. Handley under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 10, 2018	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)