Form 10-Q
period 2019-01-31
CASEYS GENERAL STORES INC
filed 2019-03-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended January 31, 2019
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2019
Common stock, no par value per share	36,630,667 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2019	April 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$34,169	53,679
Receivables	40,899	45,045
Inventories	250,897	241,668
Prepaid expenses	9,752	5,766
Income tax receivable	15,555	50,682
Total current assets	351,272	396,840
Other assets, net of amortization	46,519	29,909
Goodwill	144,948	140,258
Property and equipment, net of accumulated depreciation of $1,771,005 at January 31, 2019 and $1,611,177 at April 30, 2018	3,040,860	2,902,920
Total assets	$3,583,599	3,469,927

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank	$50,000	39,600
Current maturities of long-term debt	16,637	15,374
Accounts payable	242,399	321,419
Accrued expenses	154,665	131,457
Total current liabilities	463,701	507,850
Long-term debt, net of current maturities	1,288,952	1,291,725
Deferred income taxes	379,376	341,946
Deferred compensation	15,571	15,928
Insurance accruals, net of current portion	21,395	19,748
Other long-term liabilities	23,736	21,589
Total liabilities	2,192,731	2,198,786
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	12,279	—
Retained earnings	1,378,589	1,271,141
Total shareholders’ equity	1,390,868	1,271,141
Total liabilities and shareholders' equity	$3,583,599	3,469,927
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Total revenue (a)	$2,048,076	$2,054,603	$7,174,513	$6,302,087
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	1,577,811	1,634,679	5,672,159	4,937,809
Operating expenses	341,536	323,041	1,045,114	967,237
Depreciation and amortization	61,324	57,042	181,520	163,568
Interest, net	13,310	13,470	41,907	37,821
Income before income taxes	54,095	26,371	233,813	195,652
Federal and state income taxes	12,260	(166,594)	55,139	(102,989)
Net income	$41,835	$192,965	$178,674	$298,641
Net income per common share
Basic	$1.14	$5.13	$4.87	$7.87
Diluted	$1.13	$5.08	$4.83	$7.80
Basic weighted average shares outstanding	36,717,415	37,579,497	36,694,308	37,932,071
Plus effect of stock compensation	296,411	372,643	291,783	369,842
Diluted weighted average shares outstanding	37,013,826	37,952,140	36,986,091	38,301,913

Dividends declared per share	$0.29	$0.26	$0.87	$0.78

(a) Includes excise taxes of:	$238,306	$231,422	$751,389	$709,050
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts) (unaudited)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	$(4,140)
Net income	—	—	178,674	$178,674
Dividends declared (87 cents per share)	—	—	(31,839)	$(31,839)
Exercise of stock options	37,692	1,168	—	$1,168
Repurchase of common stock	(352,592)	—	(35,247)	$(35,247)
Stock based compensation	71,245	11,111	—	$11,111
Balance at January 31, 2019	36,630,667	$12,279	$1,378,589	$1,390,868
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2019	2018
Cash flows from operating activities:
Net income	$178,674	298,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,520	163,568
Stock-based compensation	11,111	16,378
Loss on disposal of assets and impairment charges	1,159	2,010
Deferred income taxes	38,925	(115,552)
Changes in assets and liabilities:
Receivables	4,146	1,737
Inventories	(8,252)	(52,870)
Prepaid expenses	(3,986)	1,982
Accounts payable	(66,946)	(13,341)
Accrued expenses	22,772	15,700
Income taxes	36,685	(11,867)
Other, net	(18,052)	(10,410)
Net cash provided by operating activities	377,756	295,976
Cash flows from investing activities:
Purchase of property and equipment	(311,165)	(426,398)
Payments for acquisition of businesses, net of cash acquired	(21,021)	(26,192)
Proceeds from sales of property and equipment	4,159	3,857
Net cash used in investing activities	(328,027)	(448,733)
Cash flows from financing activities:
Proceeds from long-term debt	—	400,000
Repayments of long-term debt	(7,839)	(8,097)
Net borrowings (repayments) of short-term debt	10,400	(900)
Proceeds from exercise of stock options	1,168	801
Payments of cash dividends	(30,808)	(29,023)
Repurchase of common stock	(37,479)	(144,104)
Tax withholdings on employee share-based awards	(4,681)	(3,926)
Net cash (used in) provided by financing activities	(69,239)	214,751

Net (decrease) increase in cash and cash equivalents	(19,510)	61,994
Cash and cash equivalents at beginning of the period	53,679	76,717
Cash and cash equivalents at end of the period	$34,169	138,711

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2019	2018
Cash paid (received) during the period for:
Interest, net of amount capitalized	$33,354	28,281
Income taxes, net	(21,977)	24,274

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	2,172	13,700
Shares repurchased in accounts payable	—	575
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of January 31, 2019 and April 30, 2018, the results of operations for the three and nine months ended January 31, 2019 and 2018, shareholders' equity for the nine months ended January 31, 2019, and cash flows for the nine months ended January 31, 2019 and 2018. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2018 for our consideration of new accounting pronouncements.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations, Clarifying the Definition of a Business. The standard clarifies the definition of a business and adds guidance to assist entities in the determination of whether an acquisition (or disposal) represents assets or a business. The guidance requires the Company to utilize various criteria to evaluate whether or not an acquisition is a business. First, if substantially all of the fair value of the assets acquired is concentrated in a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If that is not the case, the update provides further guidance to evaluate if the acquisition represents a business focused on the nature and substance of the inputs and process acquired. The standard is generally expected to reduce the number of business combinations, which may impact the allocation of purchase consideration in future acquisitions. Where it is determined that an acquisition is not a business combination, there would be no resulting goodwill recorded. The Company prospectively adopted this guidance for all future acquisitions in the first quarter of fiscal 2019.
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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $1,278,000 and $1,277,000 at January 31, 2019 and April 30, 2018, respectively.
In January 2019, the Company entered into a new credit agreement that provides for a $300 million unsecured revolving credit facility which includes a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans (the "Credit Facility"). The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company has $50 million outstanding under the new Credit Facility at January 31, 2019. Concurrently with this new credit agreement, the Company also reduced its existing unsecured revolving line of credit from $150,000 to $25,000 (the "Bank Line"), under which there was $0 outstanding at January 31, 2019 and $39,600 outstanding at April 30, 2018.

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
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. At January 31, 2019, there were 2,984,032 shares available for grant under the 2018 Plan.
We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. For market based awards we use the "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the 2018 Plan is provided in the Company’s 2019 Proxy Statement and Proxy Supplement.
At January 31, 2019, options for 143,681 shares (which expire between 2019 and 2021) were outstanding for the Prior Plans (no stock option awards have been granted under the 2018 Plan). Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2018	181,673	$39.48
Granted	—	—
Exercised	37,692	31.05
Forfeited	300	25.26
Outstanding at January 31, 2019	143,681	$41.73
At January 31, 2019, all 143,681 outstanding options were vested, and had an aggregate intrinsic value of $12,493 and a weighted average remaining contractual life of 2.14 years. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2019, was $3,661.
Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table:

Unvested at April 30, 2018	338,981
Granted	172,232
Vested	(104,166)
Forfeited	(8,769)
Performance Award Adjustments	(7,717)
Unvested at January 31, 2019	390,561
Total employee compensation costs recorded for the nine months ended January 31, 2019 and 2018, respectively, were $13,719 and $15,458 for the stock option, restricted stock, and restricted stock unit awards to employees. As of January 31, 2019, there were no unrecognized compensation costs related to the Plan and Prior Plans for stock options and $10,028 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2022. Certain awards in the 2017 and 2018 long term incentive compensation program grants have performance-based conditions based on the three-year average return on invested capital (ROIC) calculation.

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

7.	Unrecognized Tax Benefits & Impact of Tax Reform Act

The total amount of gross unrecognized tax benefits was $6,421 at April 30, 2018. At January 31, 2019, gross unrecognized tax benefits were $8,331. If this unrecognized tax benefit were ultimately recognized, $6,604 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $318 at January 31, 2019, and $191 at April 30, 2018. Net interest and penalties included in income tax expense for the nine months ended January 31, 2019, was a net expense of $127, with a net expense of $113 for the same period in 2018.

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
On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, which allowed a company to report provisional numbers related to the Tax Reform Act and adjust those amounts during a measurement period not to exceed one year. The Company recorded the provisional impact of the Tax Reform Act in the fiscal year ended April 30, 2018. During the nine months ended January 31, 2019, the Company did not record any material adjustments to the amounts previously recorded as a result of the Tax Reform Act. The measurement period allowed by SAB No. 118 is now closed.

8.	Segment Reporting
As of January 31, 2019, we operated 2,123 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as the "Company", "Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and two liquor stores. As of January 31, 2019, there were a total of 2,123 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 56% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. As of January 31, 2019, the Company owned the land at 2,103 locations and the buildings at 2,107 locations, and leased the land at 20 locations and the buildings at 16 locations.
The Company reported diluted earnings per common share of $1.13 for the third quarter of fiscal 2019. For the same quarter a year-ago, diluted earnings per common share were $5.08, of which $4.60 was related to the adoption of the Tax Reform Act.
The following table represents the roll forward of store growth through the third quarter of fiscal 2019:

Store Count
Stores at 4/30/18	2,073
New Store Construction	41
Acquisitions	13
Acquisitions not opened	(1)
Prior Acquisitions opened	5
Closed	(8)
Stores at 1/31/19	2,123
The Company had 17 acquisition stores under agreement to purchase and a new store pipeline of 133 sites, including 48 under construction, as of January 31, 2019.
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
The third quarter results reflected a 3.4% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 22.1 cents per gallon, compared to 18.6 cents per gallon in the same quarter a year ago. Historically, our retail fuel strategy has been to price to the competition, where the timing of retail price changes was driven by local competitive conditions. Over the course of fiscal 2019, the Company, as part of its evolving strategy around fuel price optimization, has been more proactive and balanced in driving changes to market prices to grow profitability, which has contributed to a higher fuel margin and lower same-store fuel gallons sold. In addition, softer demand in the Midwest adversely impacted same-store fuel gallons sold in the quarter. The Company sold 20.6 million renewable fuel credits for $3.6 million during the quarter, compared to 18.2 million renewable fuel credits in the third quarter of the prior year, which generated $14.6 million.
Same-store sales of grocery and other merchandise increased 3.4% and prepared food and fountain increased 1.5% during the third quarter. Operating expenses increased 5.7% in the quarter primarily due to operating 103 more stores compared to the same period a year ago.

Three Months Ended January 31, 2019 Compared to
Three Months Ended January 31, 2018
(Dollars and Amounts in Thousands)

Three months ended 1/31/2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,233,620	$543,773	$256,144	$14,539	$2,048,076
Revenue less cost of goods sold (excluding depreciation and amortization)	$122,559	$173,512	$159,682	$14,512	$470,265
	9.9%	31.9%	62.3%	99.8%	23.0%
Fuel gallons	554,479

Three months ended 1/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,297,340	$502,750	$240,618	$13,895	$2,054,603
Revenue less cost of goods sold (excluding depreciation and amortization)	$100,272	$160,150	$145,632	$13,870	$419,924
	7.7%	31.9%	60.5%	99.8%	20.4%
Fuel gallons	539,665
Total revenue for the third quarter of fiscal 2019 decreased by $6,527 (0.3%) over the comparable period in fiscal 2018. Retail fuel sales decreased by $63,720 (4.9%) as the average retail price per gallon decreased 7.5% (amounting to a $96,679 decrease), and the number of gallons sold increased by 14,814 (2.7%). During this same period, retail sales of grocery and other merchandise increased by $41,023 (8.2%), and prepared food and fountain sales increased by $15,526 (6.5%), both primarily due to operating 103 more stores than a year ago.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $644 (4.6%) for the third quarter of fiscal 2019.
Revenue less cost of goods sold (excluding depreciation and amortization) was 23.0% of revenue for the third quarter of fiscal 2019, compared to 20.4% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 9.9% of fuel revenue during the third quarter of fiscal 2019 compared to 7.7% in the third quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 22.1 cents in the third quarter of fiscal 2019 compared to 18.6 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 31.9% of grocery and other merchandise revenue, equivalent to the 31.9% rate in the prior year. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was 62.3% of revenue compared to 60.5% in the prior year, primarily due to strategic price increases and favorable commodity prices that helped improve margins compared to the same quarter in the prior period.
Operating expenses increased $18,495 (5.7%) in the third quarter of fiscal 2019 from the comparable period in the prior year, primarily due to operating 103 more stores than a year ago. Same store operating expenses excluding credit card fees were down 2.1% for the quarter, primarily related to the Company's enhancements to its store labor management.
Depreciation and amortization expense increased 7.5% to $61,324 in the third quarter of fiscal 2019 from $57,042 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months.
The effective tax rate increased to 22.7% in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. The increase in the effective tax rate was primarily due to the one-time benefit of the adoption of the 2017 Tax Cuts and Jobs Act ("Tax Reform Act") in the prior year.
Net income decreased by $151,130 (78.3%) to $41,835 from $192,965 in the prior year. The decrease in net income was primarily attributable to the benefits upon adoption of the Tax Reform Act in the prior year, offset by gross profit dollar growth across all categories, and slower growth in overall operating expenses mainly due to labor hour reductions at stores.

Nine Months Ended
January 31, 2019 Compared to
Nine Months Ended
January 31, 2018
(Dollars and Amounts in Thousands)

Nine months ended 1/31/2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$4,502,904	$1,806,822	$820,208	$44,579	$7,174,513
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$364,691	$582,629	$510,540	$44,494	$1,502,354
	8.1%	32.2%	62.2%	99.8%	20.9%
Fuel gallons	1,750,024

Nine months ended 1/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,824,571	$1,672,315	$764,456	$40,745	$6,302,087
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$320,170	$533,647	$469,787	$40,674	$1,364,278
	8.4%	31.9%	61.5%	99.8%	21.6%
Fuel gallons	1,666,404
Total revenue for the first nine months of fiscal 2019 increased by $872,426 (13.8%) over the comparable period in fiscal 2018. Retail fuel sales increased by $678,333 (17.7%) as the average retail price per gallon increased 12.1% (amounting to a $463,174 increase) while the number of gallons sold increased by 83,620 (5.0%). During this same period, retail sales of grocery and other merchandise increased by $134,507 (8.0%), and prepared food and fountain sales increased by $55,752 (7.3%), both primarily due to operating 103 more stores than a year ago.
The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $3,834 (9.4%) through the third quarter of fiscal 2019, primarily driven by multiple significant lottery awards in the current year.

Revenue less cost of goods sold (excluding depreciation and amortization) was 20.9% for the first nine months of fiscal 2019, compared to 21.6% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 8.1% during the first nine months of fiscal 2019 compared to 8.4% in the first nine months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 20.8 cents per gallon in the first nine months of fiscal 2019 compared to 19.2 cents per gallon in the first nine months of the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 32.2% from 31.9% in the comparable period in the prior year, due in part to a product mix shift to higher margin products in the current year. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was 62.2%, compared to 61.5% in the prior year, primarily due to strategic price increases that helped improve margins compared to the same period a year ago.
Operating expenses increased $77,877 (8.1%) in the first nine months of fiscal 2019 from the comparable period in the prior year primarily due to operating 103 more stores than a year ago. Same store operating expenses excluding credit card fees were down 0.1% for the period, primarily related to the Company's enhancements to its store labor management.
Depreciation and amortization expense increased 11.0% to $181,520 in the first nine months of fiscal 2019 from $163,568 for the comparable period in the prior year. The increase was due primarily to capital expenditures made during the previous twelve months.

The effective tax rate increased to 23.6% in the first nine months of fiscal year 2019 compared to the comparable period of fiscal year 2018. The increase in the effective tax rate was primarily due to the one-time benefit of the adoption of the Tax Reform Act in the prior year.

Net income decreased by $119,967 (40.2%) to $178,674 from $298,641 in the prior year. The decrease in net income was primarily attributable to the benefits upon adoption of the Tax Reform Act in the prior year, offset by gross profit dollar growth across all categories, and slower growth in overall operating expenses mainly due to labor hour reductions at stores.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2019 and 2018:

	Three months ended		Nine months ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Net income	$41,835	192,965	$178,674	298,641
Interest, net	13,310	13,470	41,907	37,821
Federal and state income taxes	12,260	(166,594)	55,139	(102,989)
Depreciation and amortization	61,324	57,042	181,520	163,568
EBITDA	$128,729	96,883	$457,240	397,041
Loss on disposal of assets and impairment charges	29	919	1,159	2,010
Adjusted EBITDA	$128,758	97,802	$458,399	399,051
For the three months ended January 31, 2019, EBITDA and adjusted EBITDA increased 32.9% and 31.7%, respectively, when compared to the same period a year ago. The result is primarily due to lower operating expense growth, stronger fuel margins, improved inside margins, and operating 103 more stores than a year ago. For the nine months ended January 31, 2019, EBITDA and adjusted EBITDA increased 15.2% and 14.9%, respectively, when compared to the same period a year ago. That is primarily due to improved fuel margins, lower operating expense growth, improved inside margins, and operating 103 more stores than a year ago.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2018, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2019, other than those described in note 2 to the financial statements.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2019, the Company’s ratio of current assets to current liabilities was 0.76 to 1. The ratio at January 31, 2018 and April 30, 2018 was 1.03 to 1 and 0.78 to 1, respectively. Management believes that the Company’s current $25,000 bank line of credit, its credit facility of $300,000 initiated in 2019, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.

Net cash provided by operations increased $81,780 (27.6%) in the nine months ended January 31, 2019 from the comparable period in the prior year, due primarily to reductions in income taxes receivable and smaller increases in inventory from prior period. Cash used in investing in the nine months ended January 31, 2019 decreased $120,706 (26.9%) over prior year, in line with the expected decline in capital expeditures. Cash used in financing increased $283,990 (132.2%), primarily reflecting proceeds from issuance of long-term debt in the prior year that did not reoccur in the current year, offset by reductions in share buyback activity.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2019, the Company expended $332,186 primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $452,590 for the comparable period in the prior year. The Company has budgeted $466 million in fiscal 2019 for construction, acquisition and remodeling of stores, sourced primarily from existing cash, funds generated by operations, and the prior year issuance of senior notes.

As of January 31, 2019, the Company had long-term debt (net of related debt issuance costs) of $1,288,952, (net of current maturities of $16,637), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $7,500 in principal amount of 5.72% Senior Notes, Series A and B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $13,688 of capital lease obligations. The Company also has a $25,000 bank line of credit with $0 outstanding at January 31, 2019, and a $300,000 credit facility with $50,000 outstanding at January 31, 2019.
To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of debt, existing cash, and funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of stores are expected to be met from cash generated by operations, the Bank Line and the Credit Facility, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,819 USTs, of which 3,934 are fiberglass and 885 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2018 and 2017, the Company spent approximately $1,255 and $1,323, respectively, for assessments and remediation. During the nine months ended January 31, 2019, the Company expended approximately $684 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of January 31, 2019, approximately $22,833 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at January 31, 2019 of approximately $381 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2019 would have no material effect on pretax earnings.
We do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

In November 2018, the Company completed implementation of the first phase of a new enterprise resource planning (ERP) system, which is designed to replace or enhance certain internal financial and operating systems. In connection with the ERP implementation, we updated the processes and controls that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes. There have been no other changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are engaged in a phased implementation of a new enterprise resource planning (ERP) system, which will replace or enhance certain internal financial and operating systems that are critical to our business operations.  The first phase of implementation was completed in November 2018. The implementation, operation, and proper functionality of the ERP system has and will continue to require a significant investment of human, technological, and financial resources.  While we have invested, and continue to invest, significant resources in planning, project management, consulting, and training, it is possible that significant implementation, operational, and functionality issues may arise during the course of implementing and utilizing the ERP system, and it is further possible that we may experience significant delays, increased costs, and other difficulties that are not presently contemplated.  Any significant disruptions, delays, deficiencies, or errors in the design, implementation, and utilization of the ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results, and negatively impact our business, results of operations and financial condition. Additionally, if we do not effectively implement and utilize the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter:
November 1- November 30, 2018	—	$—	—	300,000,000
December 1-December 31, 2018	—	$—	—	300,000,000
January 1 - January 31, 2019	—	$—	—	300,000,000
Total	—	$—	—	300,000,000
    On March 7, 2018, the Company announced a share repurchase program, wherein the Company is authorized to repurchase up to an aggregate of $300 million of the Company’s outstanding common stock. The authorization is valid for two years. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time. No stock was repurchased in the quarter related to that authorization.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q as filed September 10, 2018)
3.2a	Fourth Amended and Restated Bylaws, as amended September 5, 2018 (incorporated by reference to Exhibit 3.2a to Form 10-Q as filed September 10, 2018)
10.28 (d)	Promissory Note delivered to UMB Bank, n.a. and related Negative Pledge, dated January 11, 2019 (incorporated by reference to Exhibit 10.28(d) to Form 8-K as filed January 17, 2019)
10.28 (e)
Credit Agreement dated January 11, 2019, among Casey's General Stores, Inc., as borrower, Royal Bank of Canada, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporate by reference to Exhibit 10.28(e) to Form 8-K as filed January 17, 2019

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

CASEY’S GENERAL STORES, INC.

Date: March 11, 2019	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)