Form 10-K
period 2019-04-30
CASEYS GENERAL STORES INC
filed 2019-06-28
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2019
Commission File Number 001-34700

CASEY’S GENERAL STORES, INC.
(Exact name of registrant as specified in its charter)

IOWA	42-0935283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
ONE SE CONVENIENCE BLVD., ANKENY, IOWA
(Address of principal executive offices)
50021
(Zip Code)
(515) 965-6100
(Registrant’s telephone number, including area code)
Securities Registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	CASY	The NASDAQ Global Select Market

Securities Registered pursuant to Section 12(g) of the Act
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2018, was approximately $4.6 billion based on the closing sales price ($125.55 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 20, 2019
Common Stock, no par value per share	36,763,634 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2019.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company” or “we”) operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 16 Midwestern states, primarily in Iowa, Missouri, and Illinois. The Company also operates two stores under the name "Tobacco City", selling primarily tobacco and nicotine products, two liquor stores, and one grocery store. The Casey's Stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. In addition, all but four offer fuel for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2019 there were a total of 2,146 stores in operation. There were 56 stores newly constructed in fiscal 2019. We closed 10 stores in fiscal 2019. We also acquired 24 additional stores in fiscal 2019; 22 of those stores were opened in fiscal 2019, and two will be opened during the 2020 fiscal year. Finally, we opened five acquisitions purchased in the prior year. Two distribution centers are in operation (in Ankeny, Iowa adjacent to our corporate headquarters and in Terre Haute, Indiana) from which grocery and general merchandise items are supplied to our stores. Casey’s, with executive offices at One SE Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967.
Approximately 56% of all our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of our stores were opened in communities with populations exceeding 20,000 persons. The Company competes on the basis of price as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
The Company’s internet address is www.caseys.com. Each year we make available through our website all of our SEC filings, including current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports, free of charge as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. Additionally, you can go to our website to read our Financial Code of Ethics, Corporate Governance Guidelines, Code of Conduct, and committee charters. In the event of a waiver to the Code of Conduct, any required disclosure will be posted to our website.
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
Corporate Subsidiaries
Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") were organized as Iowa corporations in March 1995. Casey’s Retail Company (the "Retail Company") was organized as an Iowa corporation in April 2004. CGS Stores, LLC was organized in April 2019 as an Iowa limited liability company. The Marketing Company, Service Company, and Retail Company are wholly-owned subsidiaries of Casey’s. CGS Stores, LLC is a wholly-owned subsidiary of the Marketing Company.
Casey’s Retail Company owns and operates stores in Illinois, Kansas, Minnesota, Nebraska, North Dakota, South Dakota and Michigan; it also holds the rights to the Company's trademarks, service marks, trade names, and other intellectual property. The Marketing Company owns and operates stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, and Wisconsin, and until May 2019, stores in Tennessee. The Marketing Company also has responsibility for all of our wholesale operations, including both distribution centers. As of May 2019, CGS Stores, LLC owns and operates stores in Tennessee. The Services Company provides a variety of construction and transportation services for all stores.
Store Operations
Products Offered
Each Casey’s Store typically carries over 3,000 food and nonfood items. Many of the products offered are those generally found in a supermarket. The selection is generally limited to one or two well-known brands of each item stocked. Most of our staple food products are nationally advertised brands, and we also have an assortment of Casey's proprietary branded products. Stores sell regional brands of dairy and bakery products, and 1,854 (86.4%) of the stores offer beer. Our nonfood items include tobacco and nicotine products, health and beauty aids, school supplies, housewares, pet supplies, and automotive products.
All but four Casey’s Stores offer gasoline or diesel fuel for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name.
It is our policy to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of snack centers, which now are in the majority of stores. The snack centers sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2019, the Company was selling donuts prepared on store premises in 2,136 (99.5%) of our stores in addition to cookies, brownies, and other bakery items. The Company installs donut-making equipment in all newly constructed stores.
We began marketing made-from-scratch pizza in 1984, and it was available in 2,124 stores (99.0%) as of April 30, 2019. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which now includes ham and cheese sandwiches, pork and chicken fritters, sausage sandwiches, chicken tenders, pizza rolls, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, potato cheese bites and other seasonal items. 1,462 (68.1%) stores now offer made-to-order sub sandwiches.
The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 39% of our total revenue, but they have resulted in approximately 77% of our revenue less cost of goods sold (excluding depreciation and amortization). Revenue less cost of goods sold (excluding depreciation and amortization) on prepared food items averaged approximately 62% during the three fiscal years ended April 30, 2019—substantially higher than the impact of retail sales of fuel, which averaged approximately 8%.

Store Design
Casey’s Stores are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The current larger store design measures 46 feet by 130 feet with approximately 3,000 square feet devoted to sales area, 600 square feet to kitchen space, 400 square feet to storage, and 2 large public restrooms. There is also a smaller store design that is generally designated for smaller communities that measures 39 feet by 86 feet, with approximately 1,550 square feet devoted to sales area with the remaining areas similar in size. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 5 to 10 islands of fuel dispensers and storage tanks with capacity for 60,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of customer traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow sign which displays Casey’s name and service mark.
All Casey’s Stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate customer traffic patterns. As of April 30, 2019, we operated approximately 638 stores on a 24-hour basis, and another 1,349 that have expanded hours. All stores maintain a bright, clean interior and provide prompt checkout service.
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

Fuel Operations
Fuel sales are an important part of our revenue and earnings. Approximately 63% of Casey’s total revenue for the year ended April 30, 2019 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the three fiscal years ended April 30, 2019:

	Year ended April 30,
	2019	2018	2017
Number of gallons sold	2,296,030	2,198,600	2,061,794
Total retail fuel sales	$5,848,770	$5,145,988	$4,414,128
Percentage of total revenue	62.5%	61.3%	58.8%
Percentage of revenue less cost of goods sold (excluding depreciation and amortization and credit card fees)	8.0%	7.9%	8.6%
Average retail price per gallon	$2.55	$2.34	$2.14
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees)	20.30 ¢	18.50 ¢	18.35 ¢
Average number of gallons sold per store*	1,097	1,087	1,053

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Retail prices of fuel during the year increased 9.0% from prior year. The total number of gallons we sold during this period increased, primarily because of the higher number of stores in operation. Percentage of revenue less cost of goods sold represents the fuel gross profit divided by the gross fuel sales dollars, so as retail fuel prices fluctuate in a period of consistent gross margin per gallon, the percentage will also fluctuate in an inverse relationship to fuel price. For additional information concerning the Company’s fuel operations, see Item 7 herein.
Distribution and Wholesale Arrangements
The Marketing Company supplies all stores with groceries, food, health and beauty aids, and general merchandise from the distribution centers. The stores place orders for merchandise electronically to our headquarters in Ankeny, and the orders are filled with shipments in Company-owned delivery trucks from one of the distribution centers, depending on geographic proximity to the store. All of our existing and most of our proposed stores are within the two distribution centers' optimum efficiency range—a radius of approximately 500 miles around each center.
In fiscal 2019, a majority of the food and nonfood items supplied to stores from the distribution centers were purchased directly from manufacturers. With few exceptions, long-term supply contracts are not entered into with the suppliers of products sold by Casey’s Stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
Personnel
On April 30, 2019, we had 16,891 full-time employees and 19,950 part-time employees. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees.
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

Government Regulation (dollars in thousands)
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, our new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 4,879 USTs, 3,968 of which are fiberglass and 911 are steel, and we believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2019 and 2018, we spent approximately $774 and $1,255, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2019, approximately $23,046 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2019, we had an accrued liability of approximately $381 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

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

In the normal course of our business, we obtain and have access to large amounts of personal data, including but not limited to credit and debit card information and other personally identifiable information from our customers, employees, and vendors. While we invest significant resources and have engaged professional advisers in the protection of such data and information, our IT systems, and incident response programs, and maintain what we believe are adequate security controls, a compromise or a breach in our systems, or other data security incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.

A data security incident of any kind could expose us to risk in terms of the loss, unauthorized release, disclosure or acquisition of sensitive customer, employee or vendor data, and could result in litigation or other regulatory action being brought against us and damages, monetary and other claims made by or on behalf of the payment card brands, customers, employees, shareholders, financial institutions and governmental agencies. Such claims could give rise to substantial monetary damages and losses which are not covered, or in some instances fully covered, by our insurance policies and which could adversely affect our reputation, results of operations, financial condition and liquidity. Moreover, a data security incident could require that we expend significant additional resources on mitigation efforts and to further upgrade the security and other measures that we employ to guard against, and respond to, such incidents.

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

Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 61% of total revenue and our fuel revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 23% of the total revenue less cost of goods sold excluding depreciation and amortization. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, threatened or actual acts of war or terrorism, and instability or other changes in oil producing regions, particularly in the Middle East and South America, can significantly affect crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the absence of fuel contracts that guarantee an uninterrupted, unlimited supply of fuel. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

Current economic conditions, higher interest rates, higher fuel and other energy costs, inflation, increases or fluctuations in commodity prices such as cheese and coffee, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect input costs and consumer spending or buying habits, and could adversely affect the costs of the products we sell in our stores and the consumer demand for such products. Unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, and can cause customers to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines, and in turn have an adverse impact on our business, financial condition and results of operations.

Governmental action and campaigns to discourage tobacco and nicotine use and other tobacco products may have a material adverse effect on our revenues and gross profit.

Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns and regulations to discourage tobacco and nicotine use and limit the sale of such products, including but not limited to certain actions taken to increase the minimum age in order to purchase such products, have resulted or may in the future result in, reduced industry volume and consumption levels, and could materially affect the retail price of cigarettes, unit volume and revenues, gross profit, and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Also, increasing regulations for e-cigarettes and vapor products could offset some of the gains we have experienced from selling these types of products.

Consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections, including prepared food. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to personal injury, bad fuel, product liability, accessibility and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected.

Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry, industry-specific business practices or other operational matters. Our defense costs and any resulting damage awards or settlement amounts may not be covered, or in some instances fully covered, by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.

Increased credit card expenses could increase operating expenses.

A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movement result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2019, 2018, and 2017, were approximately $127 million, $123 million, and $110 million, respectively.

Developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel.

Technological advances and consumer behavior in reducing fuel use and governmental mandates to improve fuel efficiency could lessen the demand for our largest revenue product, petroleum-based motor fuel, which may have a material adverse effect on our business, financial condition, and results of operation. Changes in our climate, including the effects of greenhouse gas emissions in the environment, may lessen demand or lead to additional government regulation. In addition, a shift toward electric, hydrogen, natural gas or other alternative fuel-powered vehicles, including driverless motor vehicles, could fundamentally change the shopping and driving habits of our customers or lead to new forms of fueling destinations or new competitive pressure. Any of these outcomes could potentially result in fewer customer visits to our stores, decreases in sales revenue across all categories or lower profit margins, which could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost and tax increases relating to tobacco and nicotine products could affect our operating results.

Sales of tobacco and nicotine products have averaged approximately 11% of our total revenue over the past three fiscal years, and our tobacco and nicotine revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 10% of the total revenue less cost of goods sold excluding depreciation and amortization for the same period. Any significant increases in wholesale cigarette and related product costs or tax increases on tobacco or nicotine products may have a materially adverse effect on unit demand for cigarettes (or related products). Currently, major cigarette and tobacco and nicotine manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes and related products. In the event these rebates are no longer offered or decreased, our wholesale cigarette and related product costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes and related products, cigarette or related product unit volume and revenues, merchandise revenue less cost of goods sold excluding depreciation and amortization, and overall customer traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation.

Instances or reports of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, transportation, storage, preparation or service, have in the past significantly damaged the reputations and impacted the sales of companies in the food processing, grocery, quick service and “fast casual” restaurant sectors, and could affect us as well. Any instances of, or reports linking us to, food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brand and severely hurt sales of our prepared food products and possibly lead to product liability and personal injury claims, litigation (including class actions), government agency investigations and damages. In addition, customer preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of our products, which could cause a decline in demand for those products and adversely impact our sales.

We may experience difficulties implementing and realizing the results of our value creation plan.

We are engaged in a multi-year implementation of our “value creation plan” for our business centered around three key initiatives - our fleet card program, digital engagement, and price optimization. While we have invested, and will continue to invest, significant resources in planning, development, project management and implementation of the plan, it is possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Further, the intended results of the plan may not be realized as anticipated. Any such issues could adversely affect our operations and negatively impact our business, results of operations and financial condition.

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

We depend on our information technology (IT) systems to manage and operate numerous aspects of our business, provide analytical information to management and serve as a platform for our business continuity plan. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of, or loss of access to, data and information, security breaches or other security incidents, and computer viruses or attacks. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.

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

We depend on regular deliveries of products to and from our facilities and stores that meet our specifications. In addition, we may have a single supplier or limited number of suppliers for certain products. While we believe there are adequate reserve quantities and alternative suppliers, shortages or interruptions in the receipt or supply of products caused by unanticipated demand, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other conditions could adversely affect the availability, quality and cost of products, and our operating results.

We may experience increased costs, disruptions or other difficulties with the implementation, operation and functionality of our new enterprise resource planning system.

We are engaged in a phased implementation of a new enterprise resource planning (ERP) system, which will replace or enhance certain internal financial and operating systems that are critical to our business operations.  The first phase of implementation was completed in November 2018. The implementation, operation, and functionality of the ERP system has and will continue to require a significant investment of human, technological, and financial resources.  While we have invested, and continue to invest, significant resources in planning, project management, consulting, and training, it is possible that significant implementation, operational, and functionality issues may arise during the course of implementing and utilizing the ERP system, and it is further possible that we may experience significant delays, increased costs, and other difficulties that are not presently contemplated.  Any significant disruptions, delays, deficiencies, or errors in the design, implementation, and utilization of the ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results, and negatively impact our business, results of operations and financial condition. Additionally, if we do not effectively implement and utilize the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

Control deficiencies could prevent us from accurately and timely reporting our financial results.

Our internal control over financial reporting constitutes a process, including controls, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We have in the past and may in the future identify deficiencies in our internal control over financial reporting, including significant deficiencies and material weaknesses. Failure to identify and remediate deficiencies in our internal control over financial reporting in a timely manner could prevent us from accurately and timely reporting our financial results, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

Our operations present hazards and risks which may not be fully covered by insurance, if insured.

The scope and nature of our operations present a variety of operational hazards and risks that must be managed through continual oversight and control. As protection against hazards and risks, we maintain insurance against many, but not all, potential losses or liabilities arising from such risks. Uninsured losses and liabilities from operating risks could reduce the funds available to us for capital and investment spending and could have a material adverse impact on the results of operations.

We may not be able to identify, acquire, and integrate new properties and stores, which could adversely affect our ability to grow our business.

An important part of our growth strategy has been to purchase properties on which to build our stores, and in certain instances, acquire other convenience stores that complement our existing stores or broaden our geographic presence. We expect to continue pursuing acquisition opportunities, which involve risks that could cause our actual growth or operating results to differ materially from our expectations or the expectations of securities analysts. These risks include, but are not limited to, the inability to identify and acquire suitable sites at advantageous prices; competition in targeted market areas; difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire; difficulties associated with our existing financial controls, information systems, management resources and human resources needed to support our future growth; difficulties with hiring, training and retaining skilled personnel, including store managers; difficulties in adapting distribution and other operational and management systems to an expanded network of stores; difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores; difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores; the potential diversion of our management’s attention from focusing on our core business due to an increased focus on acquisitions; and, challenges associated with the consummation and integration of any future acquisition.

Covenants in our senior notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests. Failure to comply with these requirements could have a material impact to us.

We are required to comply with certain financial and non-financial covenants under our existing senior notes and credit facility agreements. A breach of any covenant could result in a default under such agreements, which could, if not timely cured, permit lenders to declare all amounts outstanding to be immediately due and payable, and to terminate such instruments, which in turn could have a material adverse effect on our business, financial condition and results of operation.

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

Our business is subject to extensive governmental laws and regulations that include, but are not limited to, those relating to environmental protection and remediation; the preparation, sale and labeling of food; minimum wage, overtime and other employment laws and regulations; compliance with the Patient Protection and Affordable Care Act and the Americans with Disabilities Act; legal restrictions on the sale of alcohol, tobacco and nicotine products, money orders, lottery/lotto and other age-restricted products; compliance with the Payment Card Industry Data Security Standards and similar requirements; compliance with the Federal Motor Carriers Safety Administration regulations; and, securities laws and Nasdaq listing standards. The costs of compliance with these laws and regulations is substantial, and a violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.

State laws regulate the sale of alcohol, tobacco and nicotine products, lottery/lotto products and other age-restricted products. A violation or change of these laws could adversely affect our business, financial condition, and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend, or deny applications for and renewals of permits and licenses relating to the sale of certain of these products or to seek other remedies.

Any appreciable increase in wages, overtime pay, or the statutory minimum salary requirements, minimum wage rate, mandatory scheduling or scheduling notification laws, or the adoption of additional mandated healthcare or paid-time-off benefits would result in an increase in our labor costs. Such cost increases, or the penalties for failing to comply, could adversely affect our business, financial condition, and results of operations. State or federal lawmakers or regulators may also enact new laws or regulations applicable to us that may have a material adverse and potentially disparate impact on our business.

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

The prices of "RINs" fluctuate widely.

In certain states, we blend bulk fuel with ethanol and bio-diesel and sell the associated “renewable identification numbers” (“RINs”) that are generated in the process. The market prices paid to us for our RINs can fluctuate widely from period to period and can have a significant impact on our financial results for a particular period or periods. The market price for RINs fluctuates based on a variety of factors including, but not limited to, governmental and regulatory action, perceptions concerning the prospect for changes in the renewable fuels standards or the future availability of RINs, and other market dynamics. During the past three fiscal years, the average sale price has been $0.56 per RIN. Due to the inherent price volatility of RINs, there can be no assurance that we will be able to sell our RINs in the future at any particular price. Any significant decline in the market price of RINs could have a material adverse effect on our results of operations in a particular period or periods.

Other Risks

The market price for our common stock has been and may in the future be volatile, which could cause the value of your investment to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to these, and other factors: a deviation in our results from the expectations of public market analysts and investors; statements by research analysts about our common stock, company, or industry; changes in market valuations of companies in our industry and market evaluations of our industry generally; additions or departures of key personnel; actions taken by our competitors; sales of common stock by the Company, senior officers, or other affiliates; and, other general economic, political, or market conditions, many of which are beyond our control

The market price of our common stock will also be affected by our quarterly operating results and same store sales results, which may be expected to fluctuate. Some of the factors that may affect our quarterly results and same store sales include general, regional, and national economic conditions; competition; unexpected costs; changes in retail pricing, consumer trends, and the number of stores we open and/or close during any given period; costs of compliance with corporate governance and Sarbanes-Oxley requirements. Other factors are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may not be able to resell your shares of our common stock at or above the price you pay.

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
On April 30, 2019, we also owned the land at 2,120 store locations and the buildings at 2,125 locations and leased the land at 26 locations and the buildings at 21 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 36,664,521 shares of common stock outstanding at April 30, 2019 had a market value of approximately $4.9 billion. On that date there were 1,618 shareholders of record.
Common Stock Market Prices

Calendar 2017	High	Low	Calendar 2018	High	Low	Calendar 2019	High	Low
Q1	$120.90	$107.43	Q1	$128.51	$105.45	Q1	$138.45	$122.86
Q2	$117.80	$104.64	Q2	$110.83	$90.42
Q3	$112.61	$99.76	Q3	$130.74	$102.47
Q4	$125.35	$103.50	Q4	$137.08	$116.23
Dividends
We began paying cash dividends during fiscal 1991.The dividends declared in fiscal 2019 totaled $1.16 per share. The dividends declared in fiscal 2018 totaled $1.04 per share. On June 5, 2019, the Board of Directors declared a quarterly dividend of $0.32 per share payable August 15, 2019 to shareholders of record on August 1, 2019. The Board typically reviews the dividend every year at its June meeting.
The cash dividends declared during the calendar years 2017-19 were as follows:

Calendar 2017	Cash dividend declared	Calendar 2018	Cash dividend declared	Calendar 2019	Cash dividend declared
Q1	$0.240	Q1	$0.260	Q1	$0.290
Q2	0.260	Q2	0.290	Q2	0.320
Q3	0.260	Q3	0.290
Q4	0.260	Q4	0.290
	1.020		1.130
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Fourth Quarter:
February 1-28, 2019	—	$—	—	$300,000,000
March 1-31, 2019	—	—	—	300,000,000
April 1-30, 2019	—	—	—	$300,000,000
Total	—	$—	—	$300,000,000

(1)
On March 6, 2017, the Company announced a share repurchase program, wherein the Company was authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The share repurchase authorization was valid for a period of two years. The repurchase was completed in May 2018. In March 2018, the Company announced a second share repurchase program with an aggregate $300 million repurchase authorization, also valid for two years. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time.  No stock was repurchased in the fourth quarter or fiscal year related to that authorization.

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
Statement of Income Data

	Years ended April 30,
	2019	2018	2017	2016	2015
Total revenue	$9,352,910	$8,391,124	$7,506,587	$7,122,086	$7,767,216
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	7,398,186	6,621,731	5,825,426	5,508,465	6,327,431
Operating expenses	1,391,279	1,283,046	1,172,328	1,053,805	960,424
Depreciation and amortization	244,387	220,970	197,629	170,937	156,111
Interest, net	55,656	50,940	41,536	40,173	41,225
Income before income taxes	263,402	214,437	269,668	348,706	282,025
Federal and state income taxes	59,516	(103,466)	92,183	122,724	101,397
Net income	$203,886	$317,903	$177,485	$225,982	$180,628
Basic earnings per common share	$5.55	$8.41	$4.54	$5.79	$4.66
Diluted earnings per common share	$5.51	$8.34	$4.48	$5.73	$4.62
Weighted average number of common shares outstanding—basic	36,710	37,778	39,125	39,016	38,743
Weighted average number of common shares outstanding—diluted	36,975	38,132	39,579	39,422	39,104
Dividends declared per common share	$1.16	$1.04	$0.96	$0.88	$0.80
Balance Sheet Data

	As of April 30,
	2019	2018	2017	2016	2015
Current assets	410,580	$396,840	$350,685	$325,885	$305,260
Total assets	$3,731,376	3,469,927	3,020,102	2,726,148	2,469,965
Current liabilities	590,932	507,850	446,546	387,571	364,889
Long-term debt, net of current maturities	1,283,275	1,291,725	907,356	822,869	838,245
Shareholders’ equity	1,408,769	1,271,141	1,190,620	1,083,463	875,229

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and gallons in thousands, except per share amounts)
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.
Overview
The Company primarily operates convenience stores under the names "Casey's" and “Casey’s General Store” in 16 Midwestern states, primarily in Iowa, Missouri and Illinois. On April 30, 2019, there were a total of 2,146 stores in operation. All but four Casey's Stores offer fuel for sale on a self-serve basis and all carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of fuel and the products offered in our stores.

Approximately 56% of all Casey’s Stores were opened in areas with populations of fewer than 5,000 people, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. The Marketing Company operates two distribution centers, through which grocery and general merchandise, and prepared food items are supplied to our stores. One is adjacent to our Corporate Headquarters facility in Ankeny, Iowa. The other was opened in February 2016 in Terre Haute, Indiana. At April 30, 2019, the Company owned the land at 2,120 store locations and the buildings at 2,125 locations, and leased the land at 26 locations and the buildings at 21 locations. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when customers tend to purchase greater quantities of fuel and certain convenience items such as beer, pop and ice.

The following table represents the roll forward of store growth through the fourth quarter of fiscal 2019:

Store Count
Stores at 4/30/18	2,073
New Store Construction	56
Acquisitions	24
Acquisitions not opened	(2)
Prior Acquisitions opened	5
Closed	(10)
Stores at 4/30/19	2,146
Quarterly and Year-To-Date Summary Results
During the fourth quarter of fiscal 2019, the Company earned $0.68 in diluted earnings per share compared to $0.51 per share for the same quarter a year ago. Fiscal 2019 diluted earnings per share was $5.51 compared to $3.81 last year, or $8.34 when including the one-time benefit of the adoption of the Tax Cuts and Jobs Act.
The fourth quarter results reflected an average margin of approximately 18.6 cents per gallon and a 2.8% decrease in same-store fuel gallons sold (compared to an average margin of 16.3 cents per gallon and a 2.0% increase in same-store fuel gallons sold last year). The Company’s fourth quarter fuel margin included the sale of approximately 18.6 million renewable fuel credits for $3.5 million (compared to 14.8 million credits sold last year for $7.9 million). For the year, we sold 73.1 million renewable fuel credits for $15.1 million. In the prior year we sold 65.9 million credits for $47.5 million. Renewable fuel credit values are driven by market conditions, where credits were trading significantly lower throughout fiscal 2019. For the fiscal year, average fuel margin was 20.3 cents per gallon while same-store gallons decreased 1.7%. In the prior year, average fuel margin was 18.5 cents per gallon while same-store gallons increased 2.3%. Historically, our retail fuel strategy has been to price to the competition, where the timing of retail price changes was driven by local competitive conditions. Over the course of fiscal 2019, the Company, as part of its evolving strategy around fuel price optimization, has been more proactive and balanced in driving changes to market prices to grow gross profit dollars, which has contributed to a higher fuel margin and lower same-store fuel gallons sold. In addition, softer demand in the Midwest adversely impacted same-store fuel gallons sold in the quarter. Same store sales of grocery & other merchandise increased 5.7% and prepared foods & fountain increased 2.0% during the fourth quarter of fiscal 2019, as compared to the same period in the prior year.
Company Initiatives
The Company believes that reducing energy consumption where feasible is a sound long-term business strategy that reduces operating expenses. While individually and in aggregate the financial impact of these initiatives may not be material, implementing them throughout our operations is a part of our overall expense management. As an example, all newly constructed stores use 100 percent high efficiency LED lighting. The Company is also in the process of retrofitting all of our legacy stores with LED lighting. The project was expected to be a four or five year project that should be completed by the end of fiscal 2020. Also, when we perform a major remodel of an existing store, the fluorescent lighting is replaced with LED lighting. Furthermore, new canopies over the fuel pumps are installed with time systems and photo eyes to help control the canopy lighting.
For further information concerning the Company’s operating environment and certain conditions that may affect future performance, see the “Forward-looking Statements” at the end of this Item 7.
Fiscal 2019 Compared with Fiscal 2018
Total revenue for fiscal 2019 increased 11.5% ($961,786) to $9,352,910, primarily due to a 8.8% increase in the price of fuel (which generated an additional $454,594) and number of fuel gallons sold (which generated an additional $248,188), and a

$254,047 increase in grocery & other merchandise and prepared food & fountain. Retail fuel sales for the fiscal year were $5,848,770, an increase of 13.7%. Fuel gallons sold increased 4.4% to 2.3 billion gallons. Inside sales increased 8.0% to $3,443,815, primarily due to operating 73 more stores than one year ago.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 20.9% for fiscal 2019 compared with 21.1% for the prior year. Fuel cents per gallon increased to 20.3 cents in fiscal 2019 from 18.5 cents in fiscal 2018 primarily due to the Company's transition to a more balanced approach to fuel pricing and focus on optimizing gross profit dollars. The grocery & other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was higher at 32.1% in fiscal 2019 compared to 31.8% in fiscal 2018, due mainly to product mix shift and promotion optimization. The prepared food & fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 62.2% from 61.0% during fiscal 2019, due mainly to strategic price increases, favorable commodity prices, and a product mix shift.
Operating expenses increased 8.4% ($108,233) in fiscal 2019 primarily due to operating 73 more stores than one year ago. The majority of all operating expenses are wages and wage-related costs.
Depreciation and amortization expense increased $23,417 (10.6%) to $244,387 in fiscal 2019 from $220,970 in fiscal 2018. The increase was due primarily to capital expenditures made in fiscal 2019 and fiscal 2018.
The effective tax rate increased to 22.6% in fiscal 2019 from (48.3)% in fiscal 2018. The increase in the effective tax rate was primarily due to the one-time benefit of the adoption of the 2017 Tax Cuts and Jobs Act ("Tax Reform Act") in the prior year.
Net income decreased to $203,886 in fiscal 2019 from $317,903 in fiscal 2018. The decrease was mainly due to the adoption of the Tax Reform Act, which amounted to approximately $173,000 of income upon adoption. This was offset by margin increases in each category in fiscal 2019, operating 73 more stores than one year ago, and improved same store sales metrics inside the store.
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
Total revenue less cost of goods sold (excluding depreciation and amortization) was 21.1% for fiscal 2018 compared with 22.4% for the prior year. The fuel cents per gallon was consistent at 18.5 cents in fiscal 2018 compared to 18.4 in fiscal 2017. The grocery & other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was slightly higher at 31.8% in fiscal 2018 compared to 31.5% in fiscal 2017, due mainly to product mix shift. The prepared food & fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 61.0% from 62.3% during fiscal 2018, due mainly to increases in stales and more promotional activity.
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

COMPANY TOTAL REVENUE AND REVENUE LESS COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) BY CATEGORY

	Years ended April 30,
	2019	2018	2017
Total revenue by category
Fuel	$5,848,770	$5,145,988	$4,414,128
Grocery & other merchandise	2,369,521	2,184,147	2,087,349
Prepared food & fountain	1,074,294	1,005,621	953,430
Other	60,325	55,368	51,680
	$9,352,910	$8,391,124	$7,506,587
Revenue less cost of goods sold (excluding depreciation and amortization) by category
Fuel	$466,107	$406,811	$378,347
Grocery & other merchandise	759,817	693,576	657,190
Prepared food & fountain	668,598	613,736	594,024
Other	60,202	55,270	51,600
	$1,954,724	$1,769,393	$1,681,161
INDIVIDUAL STORE COMPARISONS (1)

	Years ended April 30,
	2019	2018	2017
Average retail sales	$4,449	$4,150	$3,817
Average retail inside sales	1,649	1,602	1,561
Average revenue less cost of goods sold (excl. depreciation and amortization) on inside items	679	643	633
Average retail sales of fuel	2,800	2,548	2,256
Average revenue less cost of goods sold (excluding depreciation and amortization) on fuel	223	202	194
Average operating income (2)	281	246	233
Average number of gallons sold	1,097	1,087	1,053

(1)	Individual store comparisons include only those stores that had been in operation for at least one full year and remained open on April 30 of the fiscal year indicated.

(2)
Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, and Company operating expenses not attributable to a particular store.

SAME STORE SALES GROWTH BY CATEGORY

	Years ended April 30,
	2019	2018	2017
Fuel gallons (1)	(1.7)%	2.3%	2.1%
Grocery & other merchandise (1) (2)	3.6%	1.9%	2.9%
Prepared food & fountain (2)	1.9%	1.7%	4.8%

(1)
The decline in fuel gallons in fiscal 2019 as compared to fiscal 2018 was a combination of declines in miles driven in the Midwest, along with the Company transition to a more balanced pricing approach that focuses on both gallon movement and margins. The increase in same-store Grocery & other merchandise in 2019 is primarily due to refinements in product offerings and promotional strategies.

(2)
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

The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2019 and 2018, respectively:

	Three months ended		Years ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Net income	25,212	$19,262	$203,886	$317,903
Interest, net	13,749	13,119	55,656	50,940
Depreciation and amortization	62,867	57,402	244,387	220,970
Federal and state income taxes	4,377	(477)	59,516	(103,466)
EBITDA	$106,205	$89,306	$563,445	$486,347
Loss on disposal of assets and impairment charges	225	271	1,384	2,281
Adjusted EBITDA	$106,430	$89,577	$564,829	$488,628
For the three months ended April 30, 2019, EBITDA and Adjusted EBITDA were up 18.9% and 18.8% respectively, when compared to the same period a year ago. The increase was due primarily to gross profit dollar margin expansion, particularly in the fuel margin, a focus on controlling operating expense growth, and operating 73 more stores than the same period a year ago, offset by decreased fuel gallons sold. For the year ended April 30, 2019, EBITDA and Adjusted EBITDA were up 15.9% and 15.6% respectively. The increase was due primarily to gross profit dollar margin expansion, particularly in the fuel margin, a focus on controlling operating expense growth, and operating 73 more stores than the same period a year ago, offset by decreased fuel gallons sold.
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
Long-lived Assets
The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs (See Note 3 to the consolidated financial statements). The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company recorded impairment charges of $1,167 in fiscal 2019, $507 in fiscal 2018, and $705 in fiscal 2017, a portion of which was related to replacement store and acquisition activities. Impairment charges are a component of operating expenses.
Self-insurance
We are primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year-end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $44,334 and $39,777 for the years ended April 30, 2019 and 2018, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted the standard on May 1, 2018 using the modified retrospective approach. The Company adopted two changes that affect the timing of recognition of revenues related to gift card breakage income and the redemption of coupon box tops attached to our pizza boxes. The impact related to gift cards was $879, net of $321 of deferred taxes and was an increase to shareholders' equity with a reduction in deferred income. The impact related to box tops was $5,019, net of$1,816 of deferred taxes and was a reduction in shareholders' equity, with an increase in deferred income.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842) - Codification Improvements, which contains several FASB Codification improvements for ASC Topic 842, including several implementation issues and ASU 2018-11, "Leases (Topic 842) - Targeted Improvements" which provides entities with an additional transition method for implementing ASC Topic 842. Entities have the option to apply the new standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings along with the modified retrospective approach previously identified, both of which include a number of practical expedients that companies may elect to apply. Under the cumulative-effect adjustment comparative periods would not be restated. Under the modified retrospective approach leases are recognized and measured under the noted guidance at the beginning of the earliest period presented. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We will adopt this guidance as of May 1, 2019 using the modified retrospective approach and elect the cumulative-effect adjustment practical expedient. As a result of the transition method selected, the Company will not restate previously reported comparable periods. The effect of the adoption will not be material to our financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The Company early adopted this guidance retrospectively, in the first quarter of fiscal 2019. The adoption did not have a material impact on our consolidated financial statements.
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2019, the Company’s ratio of current assets to current liabilities was 0.69 to 1. The ratio at April 30, 2018 and at April 30, 2017 was 0.78 to 1 and 0.82 to 1, respectively. We believe our current $300,000 secured revolver, our $25,000 unsecured bank line of credit, current cash and cash equivalents, and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities increased $110,817 (26.4%) in the year ended April 30, 2019, primarily due to higher net income (excluding impact of adoption of tax reform), increases in accrued expenses and reduction in income taxes receivable, partially offset by increases in inventory. Cash used in investing activities in the year ended April 30, 2019 decreased $151,505 (24.9%) primarily due to the decreased level of acquisitions and new store construction. Cash flows used in financing activities increased $229,667, primarily due to proceeds from issuance of long-term debt in fiscal 2018, offset by repurchases of common stock that same year.
Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2019, we expended $462,899 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $614,581 in the prior year. In fiscal 2020, we anticipate expending $516,000, primarily from existing cash, funds generated by operations, and long-term debt proceeds for our construction and acquisition of stores.

In January 2019, the Company entered into a new credit agreement that provides for a $300 million unsecured revolving credit facility which includes a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans (the "Credit Facility"). The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company has $75,000 outstanding under the new Credit Facility at April 30, 2019.

Concurrently with this new credit agreement, the Company also reduced its existing unsecured revolving line of credit from $150,000 to $25,000 (the "Bank Line"). The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the Bank Line was at a rate of 1.0% over the Index. There was $0 outstanding at April 30, 2019 and $39,600 outstanding at April 30, 2018. The line of credit is due upon demand.
As of April 30, 2019, we had long-term debt, net of current maturities, of $1,283,275 consisting of $569,000 in principal amount of 5.22% Senior notes; $0 in principal amount of 5.72% Senior notes ($15,000 in current maturities), Series A and B; $150,000 in principal amount of 3.67% Senior Notes, Series A; $50,000 in principal amount of 3.75% Senior Notes, Series B; $50,000 in principal amount of 3.65% Senior Notes, Series C; $50,000 in principal amount of 3.72% Senior Notes, Series D; $150,000 in principal amount of 3.51% Senior Notes, Series E; $250,000 in principal amount of 3.77% Senior Notes, Series F; and $14,275 of capital lease obligations.
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

The table below presents our significant contractual obligations, including interest, at April 30, 2019:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,490,037	$68,468	$628,654	$101,350	$691,565
Capital lease obligations	24,169	3,103	6,205	5,646	9,215
Operating lease obligations	17,336	1,703	2,901	2,294	10,438
Unrecognized tax benefits	7,287	—	—	—	—
Deferred compensation	16,471	—	—	—	—
Total	$1,555,300	$73,274	$637,760	$109,290	$711,218
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the above “Payments due by period” table.
At April 30, 2019, the Company had a total of $7,287 in gross unrecognized tax benefits. Of this amount, $5,780 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $242 as of April 30, 2019. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The IRS is currently examining tax year 2012. The Company has no other ongoing federal or state income tax examinations. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $1,100 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.
Included in long-term liabilities on our consolidated balance sheet at April 30, 2019, was a $15,881 obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown due to the unknown retirement dates of many of the participants, the related balances have not been reflected in the above “Payments due by period” table. However, known payments of $4,901 will be due during the next 5 years.
At April 30, 2019, we were partially self-insured for workers’ compensation claims in all 16 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating

$21,526 and $21,118, respectively, were issued and outstanding at April 30, 2019 and 2018, on the insurance company’s behalf. We renew the letters of credit on an annual basis.
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
Tobacco and Nicotine Products
Sales of tobacco and nicotine products represent a significant portion of our revenues. Significant increases in wholesale cigarette costs and tax increases on tobacco and nicotine products as well as national and local campaigns to further regulate and discourage smoking in the United States have had and are expected to continue having an adverse effect on the demand for tobacco and nicotine products sold in our stores. We attempt to pass price increases on to our customers, but competitive pressures in specific markets may prevent us from doing so. These factors could materially impact the retail price of tobacco and nicotine products, the gross profit obtained from the tobacco category, the volume of cigarettes and other tobacco and nicotine products sold by stores, and overall customer traffic, and have a material adverse effect on the Company’s earnings and profits.
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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2019, would have no material effect on pretax earnings.
We do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2019 and 2018, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended April 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Des Moines, Iowa
June 28, 2019

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Casey’s General Stores, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated June 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
Des Moines, Iowa
June 28, 2019

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$63,296	$53,679
Receivables	37,856	45,045
Inventories	273,040	241,668
Prepaid expenses	7,493	5,766
Income taxes receivable	28,895	50,682
Total current assets	410,580	396,840
Property and equipment, at cost
Land	792,601	729,965
Buildings and leasehold improvements	1,770,695	1,620,218
Machinery and equipment	2,224,330	2,093,878
Leasehold interest in property and equipment	25,323	13,690
Construction in process	124,613	56,346
	4,937,562	4,514,097
Less accumulated depreciation and amortization	1,826,936	1,611,177
Net property and equipment	3,110,626	2,902,920
Other assets, net of amortization	52,947	29,909
Goodwill	157,223	140,258
Total assets	$3,731,376	$3,469,927
Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$75,000	$39,600
Current maturities of long-term debt	17,205	15,374
Accounts payable	335,240	321,419
Accrued expenses
Wages and related taxes	39,950	27,704
Property taxes	32,931	29,117
Insurance accruals	21,671	20,029
Other	68,935	54,607
Total current liabilities	590,932	507,850
Long-term debt, net of current maturities	1,283,275	1,291,725
Deferred income taxes	385,788	341,946
Deferred compensation	15,881	15,928
Insurance accruals, net of current portion	22,663	19,748
Other long-term liabilities	24,068	21,589
Total liabilities	2,322,607	2,198,786
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 36,664,521 and 36,874,322 shares issued and outstanding at April 30, 2019 and 2018, respectively	15,600	—
Retained earnings	1,393,169	1,271,141
Total shareholders’ equity	1,408,769	1,271,141
Total liabilities and shareholders’ equity	$3,731,376	$3,469,927
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2019	2018	2017
Total revenue	$9,352,910	$8,391,124	$7,506,587
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	7,398,186	6,621,731	5,825,426
Operating expenses	1,391,279	1,283,046	1,172,328
Depreciation and amortization	244,387	220,970	197,629
Interest, net	55,656	50,940	41,536
Income before income taxes	263,402	214,437	269,668
Federal and state income taxes	59,516	(103,466)	92,183
Net income	$203,886	$317,903	$177,485
Net income per common share
Basic	$5.55	$8.41	$4.54
Diluted	$5.51	$8.34	$4.48

Dividends declared per share	$1.16	$1.04	$0.96

(a) Includes excise taxes of approximately:	$988,000	$919,000	$866,000
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2016	39,055,570	$72,868	$1,010,595	$1,083,463
Net income	—	—	177,485	177,485
Dividends declared ($0.96 per share)	—	—	(37,534)	(37,534)
Exercise of stock options	69,150	2,357	—	2,357
Issuance of common stock	28,138	3,526		3,526
Repurchase of common stock	(443,800)	(49,374)	—	(49,374)
Stock-based compensation	56,763	10,697	—	10,697
Balance at April 30, 2017	38,765,821	$40,074	$1,150,546	$1,190,620
Net income	—	—	317,903	317,903
Dividends declared ($1.04 per share)	—	—	(39,060)	(39,060)
Exercise of stock options	40,377	1,377	—	1,377
Repurchase of common stock	(1,997,800)	(57,186)	(158,248)	(215,434)
Stock-based compensation	65,924	15,735	—	15,735
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	(4,140)
Net income	—	—	203,886	203,886
Dividends declared ($1.16 per share)	—	—	(42,471)	(42,471)
Exercise of stock options	71,546	2,290	—	2,290
Repurchase of common stock	(352,592)	—	(35,247)	(35,247)
Stock-based compensation	71,245	13,310	—	13,310
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2019	2018	2017
Cash flows from operating activities
Net income	$203,886	$317,903	$177,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,387	220,970	197,629
Stock-based compensation	16,410	18,800	10,697
Loss on disposal of assets and impairment charges	1,384	2,281	2,298
Deferred income taxes	45,337	(98,178)	45,190
Changes in assets and liabilities:
Receivables	7,189	(1,801)	(15,543)
Inventories	(29,648)	(38,406)	4,400
Prepaid expenses	(1,727)	3,413	(6,171)
Accounts payable	12,451	14,751	40,332
Accrued expenses	30,927	15,967	14,780
Income taxes	22,545	(30,053)	(6,226)
Other, net	(22,527)	(5,850)	(5,598)
Net cash provided by operating activities	530,614	419,797	459,273
Cash flows from investing activities
Purchase of property and equipment	(394,699)	(577,421)	(433,392)
Payments for acquisitions of businesses, net of cash acquired	(68,200)	(37,160)	(25,473)
Proceeds from sales of property and equipment	5,069	5,246	4,140
Net cash used in investing activities	(457,830)	(609,335)	(454,725)
Cash flows from financing activities
Proceeds from long-term debt	—	400,000	100,000
Repayments of long-term debt	(16,000)	(15,688)	(15,399)
Net borrowings of short-term debt	35,400	38,700	900
Proceeds from exercise of stock options	2,290	1,377	2,357
Payments of cash dividends	(41,430)	(38,780)	(36,758)
Repurchase of common stock	(37,479)	(214,683)	(47,893)
Tax withholdings on employee share-based awards	(5,948)	(4,426)	(6,813)
Net cash (used in) provided by financing activities	(63,167)	166,500	(3,606)
Net increase (decrease) in cash and cash equivalents	9,617	(23,038)	942
Cash and cash equivalents at beginning of year	53,679	76,717	75,775
Cash and cash equivalents at end of year	$63,296	$53,679	$76,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest, net of amount capitalized	$56,306	$48,757	$41,268
Cash (received) paid for income taxes, net	(11,433)	24,274	52,961
Noncash investing and financing activities
Purchased property and equipment in accounts payable	15,616	12,014	10,883
Shares repurchased in accounts payable	—	2,232	1,481
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 2,146 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail sales in 2019 by category are as follows: 63% fuel, 26% grocery & other merchandise, and 11% prepared food & fountain. The Company’s products are readily available, and the Company is generally not dependent on a single supplier or only a few suppliers.
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
The excess of replacement cost over the stated LIFO value was $80,814 and $73,494 at April 30, 2019 and 2018, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2019 and 2018:

	Years ended April 30,
	2019	2018
Fuel	$83,204	$75,817
Merchandise	189,836	165,851
Total inventory	$273,040	$241,668
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
Renewable Identification Numbers (RINs) are recorded as a reduction in cost of goods sold in the period when the Company commits to a price and agrees to sell all of the RINs earned during a specified period. The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs. The Company does not record an asset on the balance sheet related to RINs that have not been validated and contracted. Warehousing costs are recorded within operating expenses on the income statement.

Capitalized Software Implementation Costs The Company capitalizes expenditures relates to the implementation of software as incurred. These costs are expensed on a straight-line basis within operating expenses over the contractual life of the contract with the related software provider. The outstanding balance in the individual software arrangements is carried in Other Assets on the balance sheet.
Goodwill Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2019 and 2018, there was $157,223 and $140,258 of goodwill, respectively. Management’s analysis of recoverability completed as of the fiscal year-end indicated no evidence of impairment for the years ended April 30, 2019, 2018, and 2017.
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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (See Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $1,167 in fiscal 2019, $507 in fiscal 2018, and $705 in fiscal 2017. Impairment charges are a component of operating expenses.
Excise taxes Excise taxes approximating $988,000, $919,000, and $866,000 on retail fuel sales are included in total revenue and cost of goods sold for fiscal 2019, 2018, and 2017, respectively.
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

Net income per common share Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding during each of the years. Unvested shares under equity awards are treated as common shares within the basic earnings per share calculation when an employee has met certain requirements in the award agreement. For example, if retirement provisions are satisfied which allow an employee to avoid forfeiture of the award upon a normal retirement from the Company, it is included in the basic earnings per share calculation. The calculation of diluted earnings per share treats stock options as potential common shares to the extent they are dilutive. The diluted earnings per share calculation does not take into effect any shares that have not met performance or market conditions as of the reporting period.
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

There were no material changes in our asset retirement obligation estimates during fiscal 2019. The recorded asset for asset retirement obligations was $11,793 and $11,280 at April 30, 2019 and 2018, respectively, and is recorded in other assets, net of amortization. The discounted liability was $18,058 and $17,087 at April 30, 2019 and 2018, respectively, and is recorded in other long-term liabilities.
Self-insurance The Company is primarily self-insured for employee healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves was $44,334 and $39,777 for the years ended April 30, 2019 and 2018, respectively.
Environmental remediation liabilities The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
Derivative instruments There were no options or futures contracts as of or during the years ended April 30, 2019, 2018, or 2017. However, we do from time to time, participate in a forward buy of certain commodities, primarily cheese and coffee. These are not accounted for as derivatives under the normal purchase and normal sale exclusions within the applicable guidance.
Stock-based compensation Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the statement of income over the vesting period of the award, adjusted for certain retirement provisions. Additionally, certain awards include performance and market conditions. The performance-based awards are based on the achievement of a three year average return on invested capital (ROIC). For these awards, stock-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. The market-based awards are achieved based on our relative performance to a pre-determined peer group. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant. For market-based awards, the stock-based compensation expense will not be adjusted should the target awards vary from actual awards.
Segment reporting As of April 30, 2019, we operated 2,146 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery & other merchandise, and prepared food & fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Recent accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted the standard on May 1, 2018 using the modified retrospective approach. The Company adopted two changes that affect the timing of recognition of revenues related to gift card breakage income and the redemption of coupon box tops attached to our pizza boxes. The impact related to gift cards was $879, net of $321 of deferred taxes and was an increase to shareholders' equity with a reduction in deferred income. The impact related to box tops was $5,019, net of$1,816 of deferred taxes and was a reduction in shareholders' equity, with an increase in deferred income.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842) - Codification Improvements which contains several FASB Codification improvements for ASC Topic 842, including several implementation issues and ASU 2018-11, "Leases (Topic 842) - Targeted Improvements" which provides entities with an additional transition method for implementing ASC Topic 842. Entities have the option to apply the new standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings along with the modified retrospective approach previously identified, both of which include a number of practical expedients that companies may elect to apply. Under the cumulative-effect adjustment comparative periods would not be restated. Under the modified retrospective approach leases are recognized and measured under the noted guidance at the beginning of the earliest period presented. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We will adopt this guidance as of May 1, 2019 using the modified retrospective approach and elect the cumulative-effect adjustment practical expedient. As a result of the transition method selected, the Company will not restate previously reported comparable periods. The effect of the adoption will not be material to our financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The Company early adopted this guidance retrospectively, in the first quarter of fiscal 2019. The adoption did not have a material impact on our consolidated financial statements.

2. ACQUISITIONS
During the year ended April 30, 2019, the Company acquired 24 stores through a variety of multi-store and single store transactions with several unrelated third parties. Of the 24 stores acquired, 22 were re-opened as a Casey's store during the

2019 fiscal year, and two will be opened during the 2020 fiscal year. The majority of the acquisitions meet the criteria to be considered business combinations. The stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2019 is as follows (in thousands):

Assets acquired:
Inventories	$1,724
Property and equipment	49,698
Total assets	51,422
Liabilities assumed:
Accrued expenses	187
Total liabilities	187
Net tangible assets acquired	51,235
Goodwill	16,965
Total consideration paid	$68,200

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2019	2018
Total revenue	$9,474,560	$8,573,783
Net income	$209,468	$325,107
Net income per common share
Basic	$5.71	$8.61
Diluted	$5.67	$8.53
3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT
A summary of the fair value of the Company’s financial instruments follows.
Cash and cash equivalents, receivables, and accounts payable The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.
Long-term debt The fair value of the Company’s long-term debt and capital lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $1,272,000 and $1,277,000, respectively, at April 30, 2019 and 2018.
The carrying amount of the Company’s long-term debt and capital lease obligations by issuance is as follows:

	As of April 30,
	2019	2018
Capitalized lease obligations discounted at 3.70% to 6.00% due in various monthly installments through 2048 (Note 7)	$16,480	$8,099
5.72% Senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	15,000	30,000
5.22% Senior notes due August 9, 2020	569,000	569,000
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000	250,000
	1,300,480	1,307,099
Less current maturities	17,205	15,374
	$1,283,275	$1,291,725

In January 2019, the Company entered into the Credit Facility which provides for a $300 million unsecured revolving line of credit, a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans. The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company has $75,000 outstanding under the new line of credit at April 30, 2019.

Concurrently with this new credit agreement, the Company also reduced the Bank Line from $150,000 to $25,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the Bank Line was at a rate of 1.0% over the Index. There was $0 outstanding at April 30, 2019 and $39,600 outstanding at April 30, 2018. The line of credit is due upon demand.
Interest expense is net of interest income of $595, $1,583, and $588 for the years ended April 30, 2019, 2018, and 2017, respectively. Interest expense is also net of interest capitalized of $3,057, $2,260, and $1,470 during the years ended April 30, 2019, 2018, and 2017, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2019, the Company was in compliance with all such operating and financial covenants. Listed below are the aggregate maturities of long-term debt, including capitalized lease obligations, for the 5 years commencing May 1, 2019 and thereafter:

Years ended April 30,	Capital Leases	Senior Notes	Total
2020	$2,205	$15,000	$17,205
2021	2,320	569,000	571,320
2022	2,395	—	2,395
2023	2,538	20,000	22,538
2024	2,085	32,000	34,085
Thereafter	4,937	648,000	652,937
	$16,480	$1,284,000	$1,300,480
4. PREFERRED AND COMMON STOCK
Preferred stock The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.

Common stock The Company currently has 120,000,000 authorized shares of common stock.
Stock incentive plans The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Board in June 2018 and approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date"). The 2018 Plan replaced the 2009 Stock Incentive Plan (the "2009 Plan") under which no new awards are allowed to be granted as of the 2018 Plan Effective Date. The 2009 Plan previously replaced and superseded the 2000 Stock Option Plan and the Non-Employees Directors’ Stock Option Plan (collectively with the 2009 Plan, the “Prior Plans”).
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. There were 2,984,032 shares available for grant at April 30, 2019 under the 2018 Plan.
We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value time-based and performance-based restricted stock unit awards granted under the 2018 Plan and the Prior Plans using the closing price of our common stock on the date of grant. For market based awards we use a "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board.
The following table summarizes the equity-related grants made during the three-year period ended April 30, 2019:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

June 3, 2016	Restricted Stock Units	111,150	Officers & Key employees	June 3, 2019	$13,849
June 3, 2016	Restricted Stock	40,996	Officers & Key Employees	Immediate (Annual Performance Goal)	$5,108
September 16, 2016	Restricted Stock	8,941	Non-Employee Board Members	Immediate	$1,064
June 1, 2017	Restricted Stock Units	63,699	Key Employees	June 1, 2020	$7,388
July 14, 2017	Restricted Stock Units***	61,126	Officers	June 15, 2020	$6,912
September 28, 2017	Restricted Stock	8,344	Non-Employee Board Members	Immediate	$920
March 29, 2018	Restricted Stock	2,150	Non-Employee Board Members	September 21, 2018	$236
May 24, 2018	Restricted Stock Units	88,846	Key Employees	May 24, 2021	$8,593
June 8, 2018	Restricted Stock Units***	75,402	Officers	June 8, 2021	$7,571
September 5, 2018	Restricted Stock Units	7,984	Non-Employee Board Members	2019 Annual Shareholders' Meeting Date	$920
*** This grant of restricted stock units includes time-based, performance-based and market-based awards.  The performance-

based awards included in the figure above represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target". The market-based awards incorporate market conditions in determining fair value as of the grant date, and will also range from 0% to 200% of the "target". Total market-based expense of approximately $2.6 million for the 2017 grant and $2.8 million for the 2018 grant will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.
At April 30, 2019, stock options for 109,827 shares (which expire in fiscal year 2022) were outstanding. All stock option shares issued are previously unissued authorized shares. Information concerning the issuance of stock options under the Prior Plans is presented in the following table (no stock option awards have been granted under the 2018 Plan):

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2016	291,200	$37.46
Granted	—	—
Exercised	(69,150)	34.08
Forfeited	—	—
Outstanding at April 30, 2017	222,050	$38.51
Granted	—	—
Exercised	(40,377)	34.11
Forfeited	—	—
Outstanding at April 30, 2018	181,673	$39.48
Granted	—	—
Exercised	(71,546)	32.02
Forfeited	(300)	25.26
Outstanding at April 30, 2019	109,827	$44.39
At April 30, 2019, all outstanding options had an aggregate intrinsic value of $9,660 and a remaining contractual life of 2.17 years. The weighted average exercise price for all remaining outstanding options is $44.39. All options are vested as of April 30, 2019. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2019 was $6,868.
Information concerning the issuance of restricted stock units under the Plan and the Prior Plans is presented in the following table:

Unvested at April 30, 2016	272,900
Granted	111,150
Vested	(73,000)
Forfeited	(7,650)
Unvested at April 30, 2017	303,400
Granted	126,980
Vested	(88,700)
Forfeited	(2,699)
Unvested at April 30, 2018	338,981
Granted	172,232
Vested	(104,166)
Forfeited	(10,530)
Unvested at April 30, 2019	388,800
Total compensation costs recorded for employees and non-employee board members for the stock options, restricted stock, and restricted stock unit awards for the years ended April 30, 2019, 2018 and 2017 were $16,410, $18,800, and $10,697, respectively. As of April 30, 2019, there was $7,682 of total unrecognized compensation costs related to the 2018 Plan and Prior Plans for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2022.

During the fourth quarter of the fiscal year ended April 30, 2017, the Company began a share repurchase program, wherein the Company was authorized to repurchase up to an aggregate of $300 million of the Company's outstanding common stock. The share repurchase authorization was valid for a period of two years. From its inception on March 9, 2017, through May 2018, the company completed the $300 million authorization by repurchasing 2,794,192 shares of its common stock.
During the fourth quarter of fiscal year ended April 30, 2018, the Board of Directors authorized an additional $300 million share repurchase program. The share repurchase authorization is valid for a period of two years. No repurchases were made on that program in fiscal 2019.

5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2019	2018	2017
Basic
Net income	$203,886	$317,903	$177,485
Weighted average shares outstanding-basic	36,709,940	37,778,304	39,124,665
Basic earnings per common share	$5.55	$8.41	$4.54
Diluted
Net income	$203,886	$317,903	$177,485
Weighted-average shares outstanding-basic	36,709,940	37,778,304	39,124,665
Plus effect of stock options and restricted stock units	265,447	353,795	454,333
Weighted-average shares outstanding-diluted	36,975,387	38,132,099	39,578,998
Diluted earnings per common share	$5.51	$8.34	$4.48
There were no options considered antidilutive; therefore, all options were included in the computation of dilutive earnings per share for fiscal 2019, 2018, and fiscal 2017, respectively.

6. INCOME TAXES
Income tax expense (benefit) attributable to earnings consisted of the following components:

	Years ended April 30,
	2019	2018	2017
Current tax expense (benefit):
Federal	$10,326	$(7,057)	41,300
State	3,853	1,769	5,693
	14,179	(5,288)	46,993
Deferred tax expense (benefit)	45,337	(98,178)	45,190
Total income tax expense (benefit)	$59,516	$(103,466)	92,183

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2019	2018
Deferred tax assets:
Accrued liabilities and reserves	$11,705	$7,978
Property and equipment depreciation	24,661	24,419
Workers compensation	8,277	7,244
Deferred compensation	3,827	3,846
Equity compensation	6,727	7,158
Federal net operating losses	—	2,769
State net operating losses & tax credits	775	2,336
Other	1,033	889
Total gross deferred tax assets	57,005	56,639
Less valuation allowance	47	47
Total net deferred tax assets	56,958	56,592
Deferred tax liabilities:
Property and equipment depreciation	(420,710)	(378,756)
Goodwill	(21,560)	(19,548)
Other	(476)	(234)
Total gross deferred tax liabilities	(442,746)	(398,538)
Net deferred tax liability	$(385,788)	(341,946)

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. In accordance with the SEC issued Staff Accounting Bulletin (“SAB”) No. 118, the Company reported the provisional impact of the Tax Reform Act in the fiscal year ended April 30, 2018. The measurement period allowed by SAB No. 118 closed during the quarter ended January 31, 2019. The Company did not record any material adjustments to the provisional amounts that were recorded in fiscal 2018.
At April 30, 2019, the Company had net operating loss carryforwards for state income tax purposes of approximately $84,330, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2021. In addition, the Company had state tax credit carryforwards of approximately $504, which begin to expire in 2022.
There was a valuation allowance of $47 and $47 for state net operating loss deferred tax assets as of April 30, 2019 and 2018, respectively. The change in the valuation allowance was $0 and $(13) for the years ending April 30, 2019 and 2018, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes:

	Years ended April 30,
	2019	2018	2017
Income taxes at the statutory rates	21.0%	30.4%	35.0%
Impact of Tax Reform Act	0.4%	(80.5)%	—%
Federal tax credits	(2.3)%	(2.2)%	(1.8)%
State income taxes, net of federal tax benefit	4.3%	3.7%	2.8%
Impact of phased-in state law changes, net of federal benefit	(1.8)%	0.8%	—%
ASU 2016-09 Benefit (share based compensation)	(0.6)%	(0.8)%	(1.3)%
Other	1.6%	0.3%	(0.5)%
	22.6%	(48.3)%	34.2%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $7,287 and $6,421 in gross unrecognized tax benefits at April 30, 2019 and 2018, respectively, which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $5,780 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $866 during the twelve months ended April 30, 2019, due primarily to the increase associated with income tax filing positions for the current year exceeding the decrease related to the expiration of certain statutes of limitation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Beginning balance	$6,421	$5,362
Additions based on tax positions related to current year	2,169	2,010
Additions for tax positions of prior years	—	322
Reductions for tax positions of prior years	—	—
Reductions due to lapse of applicable statute of limitations	(1,303)	(1,273)
Settlements	—	—
Ending balance	$7,287	$6,421
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $242 and $191 at April 30, 2019 and 2018, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month periods ended April 30, 2019 and April 30, 2018 was an increase in tax expense of $51 and $50, respectively.
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
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,100 during the next twelve months mainly due to the expiration of certain statutes of limitation. The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
7. LEASES
The Company leases certain property and equipment used in its operations. Generally, the leases are for primary terms of five to twenty years with options either to renew for additional periods or to purchase the premises and call for payment of property taxes, insurance, and maintenance by the lessee.

The following is an analysis of the leased property under capital leases by major classes:

	Asset balances at April 30,
	2019	2018
Real estate	$12,516	$10,997
Equipment	12,807	2,693
	25,323	13,690
Less accumulated amortization	9,536	7,315
	$15,787	$6,375
Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2019:

Years ended April 30,	Capital leases	Operating leases
2020	$3,103	$1,703
2021	3,109	1,547
2022	3,096	1,354
2023	3,098	1,228
2024	2,548	1,066
Thereafter	9,215	10,438
Total minimum lease payments	24,169	$17,336
Less amount representing interest	7,689
Present value of net minimum lease payments	$16,480
The total rent expense under operating leases was $2,078 in 2019, $2,224 in 2018, and $1,936 in 2017.
8. BENEFIT PLANS
401(k) plan The Company provides employees with a defined contribution 401(k) plan. The 401(k) plan is available to all employees who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on employee contributions. Contributions to the 401(k) plan were $9,918, $9,614, and $8,181 for the years ended April 30, 2019, 2018, and 2017, respectively.
On April 30, 2019 and 2018, 1,261,258 and 1,389,694 shares of common stock, respectively, were held by the trustee of the 401(k) plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) plan are treated as outstanding in the computation of net income per common share.
Supplemental executive retirement plan The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company has accrued the deferred compensation over the term of employment. The amounts accrued at April 30, 2019 and 2018, respectively, were $3,800 and $4,214. The discount rates were based off of the Company's incremental borrowing rate, and ranged from 3.78% to 4.01% for the year ended April 30, 2019. The discount rate used was 4.5% at April 30, 2018. The amount expensed in fiscal 2019 was $221 and the Company expects to pay $635 per year for each of the next four years, and $354 in the fifth year. Expense incurred in fiscal 2018 and fiscal 2017 was $112 and $131, respectively.
Other post-employment benefits The Company also has severance and/or deferred compensation agreements with two other former employees. The amounts accrued at April 30, 2019 and 2018 were $2,870 and $3,431, respectively. The Company expects to pay $401 for each of the next five years under the agreements. The (benefit received) expense incurred in fiscal 2019, 2018, and 2017 was $(97), $131, and $370, respectively.

9. COMMITMENTS
During the 2019 fiscal year, the Company was a party to an employment agreement with Terry W. Handley with respect to his service as President and Chief Executive Officer. Mr. Handley retired from the Company on June 23, 2019. In connection with the appointment of Darren M. Rebelez as President and Chief Executive Officer effective June 24, 2019, the Company is a party to an employment agreement with Mr. Rebelez that provides he will receive aggregate base compensation of not less than $950 per year, exclusive of incentive payments. The Company also has entered into change of control agreements with its president and CEO and eighteen other officers, providing for certain payments in the event of termination in connection with a change of control of the Company.
10. CONTINGENCIES
Environmental compliance The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2019 and 2018 of approximately $381 and $260, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
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
Other At April 30, 2019, the Company was partially self-insured for workers’ compensation claims in all but two states of its marketing territory. In North Dakota and Ohio, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding approximately $1,000. To facilitate this agreement, letters of credit approximating $21,526 and $21,118, respectively, were issued and outstanding at April 30, 2019 and 2018, on the insurance company’s behalf. Additionally, the Company is self-insured for its portion of employee medical expenses. At April 30, 2019 and 2018, the Company had $44,334 and $39,777, respectively, in accrued expenses for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

11. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

	Year ended April 30, 2019
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,647,417	1,621,868	1,233,620	1,345,866	5,848,770
Grocery & other merchandise	644,800	618,250	543,773	562,699	2,369,521
Prepared food & fountain	281,003	283,062	256,144	254,086	1,074,294
Other	15,212	14,825	14,539	15,746	60,325
	$2,588,432	2,538,005	2,048,076	2,178,397	9,352,910
Revenue less cost of goods sold excluding depreciation and amortization and credit card fees
Fuel	$123,476	118,656	122,559	101,417	466,107
Grocery & other merchandise	208,925	200,193	173,512	177,188	759,817
Prepared food & fountain	174,184	176,675	159,682	158,057	668,598
Other	15,183	14,797	14,512	15,708	60,202
	$521,768	510,321	470,265	452,370	1,954,724
Net income	$70,224	66,615	41,835	25,212	203,886
Income per common share
Basic	1.92	1.82	1.14	0.69	5.55
Diluted	1.90	1.80	1.13	0.68	5.51

	Year ended April 30, 2018
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,220,985	1,306,246	1,297,340	1,321,417	5,145,988
Grocery & other merchandise	597,413	572,151	502,750	511,834	2,184,147
Prepared food & fountain	261,840	261,998	240,618	241,163	1,005,621
Other	13,501	13,350	13,895	14,623	55,368
	$2,093,739	2,153,745	2,054,603	2,089,037	8,391,124
Revenue less cost of goods sold excluding depreciation and amortization and credit card fees
Fuel	$109,212	110,686	100,272	86,640	406,811
Grocery & other merchandise	190,364	183,133	160,150	159,929	693,576
Prepared food & fountain	163,645	160,510	145,632	143,949	613,736
Other	13,476	13,328	13,870	14,597	55,270
	$476,697	467,657	419,924	405,115	1,769,393
Net income	$56,758	48,918	192,965	19,262	317,903
Income per common share
Basic	1.48	1.29	5.13	0.52	8.41
Diluted	1.46	1.28	5.08	0.51	8.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2019.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2019.

KPMG LLP, as the Company's independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company's internal control over financial reporting. This report appears on page 30.

(c)    Changes in Internal Control over Financial Reporting.

In November 2018, the Company completed implementation of the first phase of a new enterprise resource planning (ERP) system, which is designed to replace or enhance certain internal financial and operating systems. In connection with the ERP implementation, we updated the processes and controls that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes. There have been no other changes in the Company’s internal control over financial reporting during the fiscal year ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Information about our Executive Officers", “Executive Compensation”, "Nominating and Corporate Governance Committee", and "Audit Committee", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2019 and used in connection with the Company’s 2019 Annual Meeting of Shareholders are hereby incorporated by reference.
The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Business Conduct and Ethics) for its directors, officers, and all employees. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and other Company governance materials are available under the Investor Relations-Governance link of the Company website located at www.caseys.com. In the event of an amendment or waiver to the Financial Code of Ethics or the Code of Business Conduct and Ethics, any required disclosure will be posted to our website. To date, there have been no waivers of the Financial Code of Ethics or the Code of Business Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Committee", “Executive Compensation,” "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2019 and used in connection with the Company’s 2019 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2019 and used in connection with the Company’s 2019 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2019 and used in connection with the Company’s 2019 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2019 and used in connection with the Company’s 2019 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K:

(1)	The following financial statements are included herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2019 and 2018
Consolidated Statements of Income, Three Years Ended April 30, 2019
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2019
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2019
Notes to Consolidated Financial Statements

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits

3.1	Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q as filed September 10, 2018)

3.2(a)	Fourth Amended and Restated By-Laws, as amended September 5, 2018 (incorporated by reference to Exhibit 3.2(a) to Form 10-Q as filed September 10, 2018)

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

4.13	Description of Securities Registered Under Section 12 of the Exchange Act

10.28(d)	Promissory Note delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated January 11, 2019 (incorporated by reference to exhibit 10.28(d) to Form 8-K as filed January 17, 2019)

10.28(e)
Credit Agreement dated January 11, 2019, among Casey's General Stores, Inc. as borrower, and Royal Bank of Canada, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.28 (e) to Form 8-K as filed January 17, 2019)

10.29(a)*	Form of “change of control” Employment Agreement (incorporated by reference to Exhibit 10.29(a) to Form 8-K as filed June 2, 2010)

10.30*	Non-Qualified Supplemental Executive Retirement Plan and Amendment thereto (incorporated by reference to Exhibit 10.30 to Form 10-K as filed June 29, 2018)

10.31*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference to Exhibit 10.31 to Form 8-K as filed November 10, 1997)

10.33*	Casey’s General Stores, Inc. 2000 Stock Option Plan and related form of Grant Agreement (incorporated by reference to Exhibit 10.33 to Form 10-K as filed June 29, 2018)

10.38*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated July 12, 2006 (incorporated by reference to Exhibit 10.38 to Form 10-K as filed June 29, 2007)

10.39*	Employment Agreement with Robert J. Myers and Amendment and Second Amendment thereto (incorporated by reference to Exhibit 10.39 to Form 10-K as filed June 29, 2018)

10.40*	Severance Agreement with John G. Harmon (incorporated by reference to Exhibit 99.1 to Form 8-K as filed January 17, 2008)

10.41*
Casey’s General Stores, Inc. 2009 Stock Incentive Plan and related forms of Stock Option Grant (2011), Restricted Stock Agreement (Officers and Other Employees) (2015, 2016), Restricted Stock Units Agreement (Officers and Other Employees) (2015, 2016), Restricted Stock Units Agreement (Non-Officer Employees) (2017, 2018), Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary (2017, 2018), Stock Award Agreement (Non-Employee Directors) (2017), and Restricted Stock Units Agreement (Non-Employee Directors) (2018) (incorporated by reference to Exhibit 10.41 to Form 10-K as filed June 29, 2018)

10.42*	Employment Agreement with Terry W. Handley and related Restricted Stock Units Award Agreement dated April 12, 2016 (incorporated by reference to Exhibit 10.42 to Form 10-K as filed June 29, 2018)

10.43*	Casey's General Stores, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Form 8-K as filed September 10, 2018)

10.44*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed September 10, 2018)

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Darren M. Rebelez under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of William J. Walljasper under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not Applicable

ITEM 16.	FORM 10-K SUMMARY
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 28, 2019	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 28, 2019	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2019	By	/s/ H. Lynn Horak
H. Lynn Horak
Chair and Director

Date: June 28, 2019	By	/s/ William J. Walljasper
William J. Walljasper
Senior Vice President and Chief Financial Officer

Date: June 28, 2019	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer, Director

Date: June 28, 2019	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 28, 2019	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 28, 2019	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 28, 2019	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 28, 2019	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 28, 2019	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 28, 2019	By	/s/ Judy A. Schmeling
Judy A. Schmeling
Director