Form 10-Q
period 2019-07-31
CASEYS GENERAL STORES INC
filed 2019-09-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34700

CASEY’S GENERAL STORES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-0935283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2019
Common stock, no par value per share	36,782,664 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2019	April 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$96,733	63,296
Receivables	39,554	37,856
Inventories	273,755	273,040
Prepaid expenses	12,969	7,493
Income tax receivable	15,059	28,895
Total current assets	438,070	410,580
Other assets, net of amortization	43,146	41,154
Goodwill	157,223	157,223
Property and equipment, net of accumulated depreciation of $1,878,705 at July 31, 2019 and $1,826,936 at April 30, 2019	3,198,307	3,122,419
Total assets	$3,836,746	3,731,376

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Lines of credit	$50,000	75,000
Current maturities of long-term debt	18,846	17,205
Accounts payable	347,181	335,240
Accrued expenses	159,001	163,487
Total current liabilities	575,028	590,932
Long-term debt and capital lease obligations, net of current maturities	1,303,429	1,283,275
Deferred income taxes	402,840	385,788
Deferred compensation	16,027	15,881
Insurance accruals, net of current portion	21,531	22,663
Other long-term liabilities	28,677	24,068
Total liabilities	2,347,532	2,322,607
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	22,002	15,600
Retained earnings	1,467,212	1,393,169
Total shareholders’ equity	1,489,214	1,408,769
Total liabilities and shareholders' equity	$3,836,746	3,731,376
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2019	2018
Total revenue (a)	$2,626,629	$2,588,432
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	2,060,943	2,066,664
Operating expenses	379,841	359,392
Depreciation and amortization	59,808	58,840
Interest, net	13,721	14,406
Income before income taxes	112,316	89,130
Federal and state income taxes	26,501	18,906
Net income	$85,815	$70,224
Net income per common share
Basic	$2.33	$1.92
Diluted	$2.31	$1.90
Basic weighted average shares outstanding	36,864,070	36,669,021
Plus effect of stock compensation	221,852	311,387
Diluted weighted average shares outstanding	37,085,922	36,980,408

Dividends declared per share	$0.32	$0.29

(a) Includes excise taxes of:	$274,617	$257,969
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts) (unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	85,815	$85,815
Dividends declared (32 cents per share)	—	—	(11,772)	$(11,772)
Exercise of stock options	50,931	2,261	—	$2,261
Stock based compensation	67,182	4,141	—	$4,141
Balance at July 31, 2019	36,782,634	$22,002	$1,467,212	$1,489,214

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	$(4,140)
Net income	—	—	70,224	$70,224
Dividends declared (29 cents per share)	—	—	(10,601)	$(10,601)
Exercise of stock options	3,600	148	—	$148
Repurchase of common stock	(352,592)	—	(35,247)	$(35,247)
Stock based compensation	67,895	7,174	—	$7,174
Balance at July 31, 2018	36,593,225	7,322	1,291,377	1,298,699
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2019	2018
Cash flows from operating activities:
Net income	$85,815	70,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,808	58,840
Stock-based compensation	7,542	10,272
Loss on disposal of assets and impairment charges	527	345
Deferred income taxes	17,052	9,205
Changes in assets and liabilities:
Receivables	(1,698)	(1,441)
Inventories	(474)	(22,211)
Prepaid expenses	(5,476)	(3,174)
Accounts payable	3,610	9,588
Accrued expenses	(3,699)	12,281
Income taxes	15,054	8,901
Other, net	696	(2,759)
Net cash provided by operating activities	178,757	150,071
Cash flows from investing activities:
Purchase of property and equipment	(101,398)	(97,490)
Payments for acquisition of businesses, net of cash acquired	(4,868)	(841)
Proceeds from sales of property and equipment	1,699	1,879
Net cash used in investing activities	(104,567)	(96,452)
Cash flows from financing activities:
Repayments of long-term debt	(905)	(92)
Net repayments of short-term debt	(25,000)	(12,189)
Proceeds from exercise of stock options	2,261	148
Payments of cash dividends	(10,633)	(9,592)
Repurchase of common stock	—	(37,479)
Tax withholdings on employee share-based awards	(6,476)	(3,252)
Net cash used in financing activities	(40,753)	(62,456)

Net increase (decrease) in cash and cash equivalents	33,437	(8,837)
Cash and cash equivalents at beginning of the period	63,296	53,679
Cash and cash equivalents at end of the period	$96,733	44,842

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2019	2018
Cash paid (received) during the period for:
Interest, net of amount capitalized	$6,837	5,205
Income taxes, net	(6,401)	397

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	23,947	4,524
Noncash additions from adoption of ASC 842	22,635	—
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Presentation of Financial Statements
The accompanying condensed consolidated financial statements include the accounts and transactions of Casey's General Stores, Inc. (hereinafter referred to as the Company or Casey's) and its direct and indirect wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of July 31, 2019 and April 30, 2019, the results of operations for the three months ended July 31, 2019 and 2018, shareholders' equity for the three months ended July 31, 2019, and cash flows for the three months ended July 31, 2019 and 2018. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2019 for our consideration of new accounting pronouncements.

The Company is a lessee in situations where we lease property and equipment, most commonly land or building, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC Topic 842-Leases. We adopted this guidance as of May 1, 2019 using the modified retrospective approach and elected the cumulative-effect adjustment practical expedient. As a result of the transition method selected, the Company did not restate previously reported comparable periods.

As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. As a lessee, the Company has both operating and financing leases with the right-of-use assets recorded within property and equipment, and the lease liability recorded within long term debt and capital lease obligations. As a lessor, the Company has direct financing leases and records the assets within property and equipment and recognizes the lease payments through other income. All lease activity is considered immaterial to the consolidated financial statements.

Certain amounts in prior year have been reclassified to conform to current year presentation.

3.	Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the customer. Revenue from sales of pizza that include a redeemable box top coupon are deferred until redemption for the portion of the sale that represents the estimated future redemption of the box top coupon. Gift card revenue is recognized based on the estimated gift card breakage rate over the pro-rata usage of the card.
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
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $1,323,000 and $1,272,000 at July 31, 2019 and April 30, 2019, respectively.
The Company has a credit agreement that provides for a $300 million unsecured revolving credit facility which includes a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans (the "Credit Facility"). The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit

Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company had $50,000 outstanding at July 31, 2019 and $75,000 outstanding at April 30, 2019 . The Company also has an unsecured revolving line of credit of $25,000, under which there was $0 outstanding at July 31, 2019 and April 30, 2019.

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
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. At July 31, 2019, there were 2,647,608 shares available for grant under the 2018 Plan.
We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. For market based awards we use the "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the 2018 Plan is provided in the Company’s 2019 Definitive Proxy Statement.
At July 31, 2019, options for 58,896 shares (which expire in 2021) were outstanding for the Prior Plans (no stock option awards have been granted under the 2018 Plan). Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2019	109,827	$44.39
Granted	—	—
Exercised	50,931	44.39
Forfeited	—	—
Outstanding at July 31, 2019	58,896	$44.39

At July 31, 2019, all 58,896 outstanding options were vested, and had an aggregate intrinsic value of $6,921 and a weighted average remaining contractual life of 1.92 years. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2019, was $5,518.
Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table:

Unvested at April 30, 2019	388,800
Granted	168,324
Vested	(100,500)
Forfeited	(5,328)
Unvested at July 31, 2019	451,296

Total employee compensation costs recorded for the three months ended July 31, 2019 and 2018, respectively, were $7,542 and $10,154 for the stock option, restricted stock, and restricted stock unit awards to employees. As of July 31,

2019, there were no unrecognized compensation costs related to the Plan and Prior Plans for stock options and $20,970 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2022. Certain awards in the 2017 through 2019 long term incentive compensation program grants have performance-based conditions based on the three-year average return on invested capital (ROIC) calculation.

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

The Company is a lessee on a variety of leasing arrangements varying in remaining terms of 1.0 to 41.1 years. These leases were measured at the present value of the lease payments at adoption of guidance under ASC 842 using the incremental borrowing rate of debt based on the remaining number of years in the lease. The discount rate on current leases varies between 3.70% to 6.00% depending on the term of the lease. Several leases have variable payment components of the lease. For these, the Company has not included those variable payments in the calculation of the lease liability as the payments are unknown. These variable payments will be expensed as incurred. The Company also has options to renew or extend the current lease arrangement on many of our leases. In these situations, if it was probable the lease would be extended, we have included those extensions within the remaining lease payments at the time of measurement.

Future minimum payments under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at July 31, 2019 and April 30, 2019:

Years ended July 31,	Capital leases	Operating leases
2020	$3,104	$1,969
2021	3,112	1,907
2022	3,119	1,850
2023	3,099	1,765
2024	2,113	1,666
Thereafter	8,884	27,328
Total minimum lease payments	23,431	36,485
Less amount representing interest	7,357	14,251
Present value of net minimum lease payments	$16,074	$22,234

Years ended April 30,	Capital leases	Operating leases
2020	$3,103	$1,703
2021	3,109	1,547
2022	3,096	1,354
2023	3,098	1,228
2024	2,548	1,066
Thereafter	9,215	10,438
Total minimum lease payments	24,169	$17,336
Less amount representing interest	7,689
Present value of net minimum lease payments	$16,480

7.	Unrecognized Tax Benefits

The total amount of gross unrecognized tax benefits was $7,287 at April 30, 2019. At July 31, 2019, gross unrecognized tax benefits were $8,381. If this unrecognized tax benefit were ultimately recognized, $6,643 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $299 at July 31, 2019, and $242 at April 30, 2019. Net interest and penalties included in income tax expense for the three months ended July 31, 2019, was a net expense of $57, with a net expense of $32 for the same period in 2018.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The IRS is currently examining tax years 2012, 2016 and 2017. The Company has no other ongoing federal or state income tax examinations. At this time, the Company's best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,100 during the next twelve months mainly due to the expiration of certain statute of limitations.

The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of July 31, 2019, we operated 2,161 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as the "Company", "Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and two liquor stores. As of July 31, 2019, there were a total of 2,161 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 56% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 18% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Corporate Headquarters facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. As of July 31, 2019, the Company owned the land at 2,135 locations and the buildings at 2,140 locations, and leased the land at 26 locations and the buildings at 21 locations.
The Company reported diluted earnings per common share of $2.31 for the first quarter of fiscal 2020. For the same quarter a year-ago, diluted earnings per common share was $1.90.
The following table represents the roll forward of store growth through the first quarter of fiscal 2020:

Store Count
Stores at 4/30/19	2,146
New Store Construction	15
Acquisitions	4
Prior Acquisitions opened	2
Closed	(6)
Stores at 7/31/19	2,161
The Company had 11 acquisition stores under agreement to purchase and a new store pipeline of 107 sites, including 35 under construction, as of July 31, 2019.
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
The first quarter results reflected a 2.0% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 24.4 cents per gallon, compared to 20.5 cents per gallon in the same quarter a year ago. Historically, our retail fuel strategy has been to price to the competition, where the timing of retail price changes was driven by local competitive conditions. Over the course of the last year, the Company, as part of its evolving strategy around fuel price optimization, has been more proactive and balanced to grow profitability, which has in-part contributed to a higher fuel margin and lower same-store fuel gallons sold. In addition, softer demand in the Midwest adversely impacted same-store fuel gallons sold in the quarter. The Company sold 18.6 million renewable fuel credits for $3.5 million during the quarter, compared to 17.2 million renewable fuel credits in the first quarter of the prior year, which generated $4.6 million.
Same-store sales of grocery and other merchandise increased 3.2% and prepared food and fountain increased 1.6% during the first quarter. Operating expenses increased 5.7% in the quarter primarily due to operating 76 more stores compared to the same period a year ago.

Three Months Ended July 31, 2019 Compared to
Three Months Ended July 31, 2018
(Dollars and Amounts in Thousands)

Three months ended 7/31/2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,627,568	$687,918	$295,877	$15,266	$2,626,629
Revenue less cost of goods sold (excluding depreciation and amortization)	$150,989	$215,453	$184,012	$15,232	$565,686
	9.3%	31.3%	62.2%	99.8%	21.5%
Fuel gallons	619,084

Three months ended 7/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,647,417	$644,800	$281,003	$15,212	$2,588,432
Revenue less cost of goods sold (excluding depreciation and amortization)	$123,476	$208,925	$174,184	$15,183	$521,768
	7.5%	32.4%	62.0%	99.8%	20.2%
Fuel gallons	601,795
Total revenue for the first quarter of fiscal 2020 increased by $38,197 (1.5%) over the comparable period in fiscal 2019. Retail fuel sales decreased by $19,849 (1.2%) as the average retail price per gallon decreased 4.0% (amounting to a $65,302 decrease), and the number of gallons sold increased by 17,289 (2.9%). During this same period, retail sales of grocery and other merchandise increased by $43,118 (6.7%), and prepared food and fountain sales increased by $14,874 (5.3%), both primarily due to operating 76 more stores than a year ago.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues increased $54 (0.4%) for the first quarter of fiscal 2020.
Revenue less cost of goods sold (excluding depreciation and amortization) was 21.5% of revenue for the first quarter of fiscal 2020, compared to 20.2% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 9.3% of fuel revenue during the first quarter of fiscal 2020 compared to 7.5% in the first quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 24.4 cents in the first quarter of fiscal 2020 compared to 20.5 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 31.3% of grocery and other merchandise revenue, compared to 32.4% in the prior year, primarily due to an out-of-period inventory adjustment that adversely impacted the current year by $6.6 million or 1.0%. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) was 62.2% of revenue, which is consistent with the 62.0% rate in the prior year.
Operating expenses increased $20,449 (5.7%) in the first quarter of fiscal 2020 from the comparable period in the prior year, primarily due to operating 76 more stores than a year ago. Same store operating expenses excluding credit card fees were up 2.5% for the quarter. Operating expenses continue to be positively impacted by advancements in store labor management.
Depreciation and amortization expense increased 1.6% to $59,808 in the first quarter of fiscal 2020 from $58,840 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months. The expense for the quarter was lower than expected, due to a $4.1 million adjustment related to the useful lives of underground storage tanks.
The effective tax rate increased to 23.6% in the first quarter of fiscal 2020 compared to 21.2% in the first quarter of fiscal 2019. The increase in the effective tax rate was primarily due to a one-time benefit in the prior year from adjusting the Company's deferred tax assets and liabilities for enacted state law changes.
Net income increased by $15,591 (22.2%) to $85,815 from $70,224 in the prior year. The increase in net income was primarily due to stronger fuel margins, lower operating expense growth, and operating 76 more stores than a year ago.

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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2019 and 2018:

	Three months ended
	July 31, 2019	July 31, 2018
Net income	$85,815	70,224
Interest, net	13,721	14,406
Federal and state income taxes	26,501	18,906
Depreciation and amortization	59,808	58,840
EBITDA	$185,845	162,376
Loss on disposal of assets and impairment charges	527	345
Adjusted EBITDA	$186,372	162,721
For the three months ended July 31, 2019, EBITDA and adjusted EBITDA increased 14.5% and 14.5%, respectively, when compared to the same period a year ago. The result is primarily due to stronger fuel margins, lower operating expense growth, and operating 76 more stores than a year ago.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2019, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2019.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2019, the Company’s ratio of current assets to current liabilities was 0.76 to 1. The ratio at July 31, 2018 and April 30, 2019 was 0.77 to 1 and 0.69 to 1, respectively. Management believes that the Company’s current Bank Line of $25,000, its Credit Facility of $300,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $28,686 (19.1%) in the three months ended July 31, 2019 from the comparable period in the prior year, due primarily to smaller increases in inventory from prior period. Cash used in investing in the three months ended July 31, 2019 increased $8,115 (8.4%) over prior year, in line with projected annual expenditures. Cash used in financing decreased $21,703 (34.7%), primarily due to reductions in share buyback activity.

Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2020, the Company expended $106,266, primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $98,331 for the comparable period in the prior year. The Company anticipates spending $516 million in fiscal 2020, primarily for construction, acquisition and remodeling of stores, sourced primarily from existing cash, funds generated by operations, and the prior year issuance of senior notes.

As of July 31, 2019, the Company had long-term debt (net of related debt issuance costs) of $1,303,429, (net of current maturities of $18,846), consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $34,429 of capital lease obligations. The Company also has a $25,000 bank line of credit with $0 outstanding at July 31, 2019, and a $300,000 credit facility with $50,000 outstanding at July 31, 2019.
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
Cautionary Statements (Dollars in Thousands)
This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including (i) any statements regarding future sales and gross profit percentages, (ii) any statements regarding the continuation of historical trends and (iii) any statements regarding the sufficiency of the Company’s cash balances and cash generated from operations and financing activities for the Company’s future liquidity and capital resource needs. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and similar expressions are used to identify forward-looking statements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following factors described more completely in the Form 10-K for the fiscal year ended April 30, 2019:
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

Fuel is purchased from a variety of independent national and regional petroleum distributors at current daily prices at the rack in which the fuel is loaded onto tanker trucks. While purchase agreements exist with a few distributors, those agreements primarily specify purchasing volumes that must be maintained to be eligible for certain discounts. Although in recent years suppliers have not experienced difficulties in obtaining sufficient amounts of fuel to meet the Company’s needs, unanticipated national and international events, such as threatened or actual acts of war or terrorism, natural disasters, and instability in oil producing regions could result in a reduction of fuel supplies available for distribution. Any substantial curtailment in the availability of fuel could adversely affect the Company by reducing its fuel sales. Further, management believes that a significant amount of the Company’s business results from the patronage of customers primarily desiring to purchase fuel and, accordingly, reduced fuel supplies could adversely affect the sale of non-fuel items. Such factors could have a material adverse impact upon the Company’s earnings and operations.
Tobacco and Nicotine Products. Sales of tobacco and nicotine products, including vapor products and e-cigarettes, represent a significant portion of the Company’s grocery and other merchandise category. Significant increases in wholesale cigarette costs and tax increases on tobacco and nicotine products, as well as national and local campaigns to further regulate and discourage smoking and the use of other tobacco and nicotine products in the United States, have had, and are expected to continue having, an adverse effect on the demand for cigarettes and other tobacco and nicotine products sold in our stores. Also, increasing regulations related to, and restricting the sale of, vapor products and e-cigarettes, may offset some of the recent gains we have experienced from selling these types of products. The Company attempts to pass price increases through to its customers, but competitive pressures in specific markets may prevent it from doing so. These factors could materially impact the product mix of tobacco and nicotine products, the retail price and margins of cigarettes and other tobacco and nicotine products, the volume of cigarettes and other tobacco and nicotine products sold by stores and overall customer traffic, any of which may have a material adverse impact on the grocery and other merchandise category and the Company’s earnings and profits.

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,909 USTs, of which 4,037 are fiberglass and 872 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2019 and 2018, the Company spent approximately $774 and $1,255, respectively, for assessments and remediation. During the three months ended July 31, 2019, the Company expended approximately $110 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of July 31, 2019, approximately $23,184 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at July 31, 2019 of approximately $348 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2019 would have no material effect on pretax earnings.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors

There have been no material changes in our “risk factors” from those previously disclosed in our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter:
May 1-May 31, 2019	—	$—	—	$300,000,000
June 1-June 30, 2019	—	—	—	300,000,000
July 1-July 31, 2019	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
    On March 7, 2018, the Company announced a share repurchase program, wherein the Company is authorized to repurchase up to an aggregate of $300 million of the Company’s outstanding common stock. The authorization is valid for two years. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time. No stock was repurchased in the quarter related to the authorization.

Item 6. Exhibits.

Exhibit No.	Description
3.1*	Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 5, 2019
3.2a*	Fourth Amended and Restated Bylaws, as amended September 5, 2018, June 28, 2019 and September 4, 2019
10.45*	Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan
10.46*	Restricted Stock Units Agreement (Make-Whole Award to Darren M. Rebelez) and Award Summary under 2018 Stock Incentive Plan
10.47
Employment Agreement, dated May 31, 2019, between the Company and Darren M. Rebelez (with the Change of Control Agreement between the Company and Darren M. Rebelez attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 6, 2019)

10.48	Separation and General Release Agreement, dated May 31, 2019, between the Company and Terry W. Handley (incorporated by reference to Exhibit 10.2 to Form 8-K as filed June 6, 2019)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 9, 2019	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)