Form 10-Q
period 2019-10-31
CASEYS GENERAL STORES INC
filed 2019-12-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 25, 2019
Common stock, no par value per share	36,791,648 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2019	April 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43,976	$63,296
Receivables	44,775	37,856
Inventories	271,443	273,040
Prepaid expenses	13,783	7,493
Income tax receivable	21,344	28,895
Total current assets	395,321	410,580
Other assets, net of amortization	66,016	41,154
Goodwill	157,648	157,223
Property and equipment, net of accumulated depreciation of $1,934,418 at October 31, 2019 and $1,826,936 at April 30, 2019	3,246,884	3,122,419
Total assets	$3,865,869	$3,731,376

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Lines of credit	$25,000	$75,000
Current maturities of long-term debt	577,698	17,205
Accounts payable	327,114	335,240
Accrued expenses	154,249	163,487
Total current liabilities	1,084,061	590,932
Long-term debt and finance lease obligations, net of current maturities	715,060	1,283,275
Deferred income taxes	417,271	385,788
Deferred compensation	15,847	15,881
Insurance accruals, net of current portion	22,247	22,663
Other long-term liabilities	49,535	24,068
Total liabilities	2,304,021	2,322,607
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	24,428	15,600
Retained earnings	1,537,420	1,393,169
Total shareholders’ equity	1,561,848	1,408,769
Total liabilities and shareholders' equity	$3,865,869	$3,731,376
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Total revenue (a)	$2,487,586	$2,538,005	$5,114,215	$5,126,437
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	1,930,521	2,027,684	3,991,464	4,094,348
Operating expenses	373,383	344,186	753,224	703,578
Depreciation and amortization	62,888	61,356	122,696	120,196
Interest, net	12,683	14,191	26,404	28,597
Income before income taxes	108,111	90,588	220,427	179,718
Federal and state income taxes	26,130	23,973	52,631	42,879
Net income	$81,981	$66,615	$167,796	$136,839
Net income per common share
Basic	$2.22	$1.82	$4.55	$3.73
Diluted	$2.21	$1.80	$4.52	$3.70
Basic weighted average shares outstanding	36,916,937	36,698,528	36,891,324	36,683,450
Plus effect of stock compensation	219,248	318,943	218,189	314,181
Diluted weighted average shares outstanding	37,136,185	37,017,471	37,109,513	36,997,631

Dividends declared per share	$0.32	$0.29	$0.64	$0.58

(a) Includes excise taxes of:	$289,109	$255,114	$563,726	$513,083
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts) (unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	85,815	85,815
Dividends declared (32 cents per share)	—	—	(11,772)	(11,772)
Exercise of stock options	50,931	2,261	—	2,261
Stock based compensation	67,182	4,141	—	4,141
Balance at July 31, 2019	36,782,634	22,002	1,467,212	1,489,214
Net income	—	—	81,981	81,981
Dividends declared (32 cents per share)	—	—	(11,773)	(11,773)
Exercise of stock options	1,030	46	—	46
Stock based compensation	7,984	2,380	—	2,380
Balance at October 31, 2019	36,791,648	$24,428	$1,537,420	$1,561,848

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	(4,140)
Net income	—	—	70,224	70,224
Dividends declared (29 cents per share)	—	—	(10,601)	(10,601)
Exercise of stock options	3,600	148	—	148
Repurchase of common stock	(352,592)	—	(35,247)	(35,247)
Stock based compensation	67,895	7,174	—	7,174
Balance at July 31, 2018	36,593,225	7,322	1,291,377	1,298,699
Net income	—	—	66,615	66,615
Dividends declared (29 cents per share)	—	—	(10,615)	(10,615)
Exercise of stock options	7,692	231	—	231
Stock based compensation	3,089	2,149	—	2,149
Balance at October 31, 2018	36,604,006	$9,702	$1,347,377	$1,357,079
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2019	2018
Cash flows from operating activities:
Net income	$167,796	$136,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,696	120,196
Stock-based compensation	9,922	9,323
Loss on disposal of assets and impairment charges	1,257	1,130
Deferred income taxes	31,483	34,214
Changes in assets and liabilities:
Receivables	(6,919)	(1,830)
Inventories	1,912	(16,923)
Prepaid expenses	(6,290)	(2,157)
Accounts payable	(9,577)	2,030
Accrued expenses	(8,706)	(3,330)
Income taxes	9,475	35,160
Other, net	(1,640)	(10,363)
Net cash provided by operating activities	311,409	304,289
Cash flows from investing activities:
Purchase of property and equipment	(242,173)	(198,409)
Payments for acquisition of businesses, net of cash acquired	(6,191)	(2,590)
Proceeds from sales of property and equipment	2,940	3,155
Net cash used in investing activities	(245,424)	(197,844)
Cash flows from financing activities:
Repayments of long-term debt	(8,682)	(7,743)
Net repayments of short-term debt	(50,000)	(39,600)
Proceeds from exercise of stock options	2,307	379
Payments of cash dividends	(22,405)	(20,193)
Repurchase of common stock	—	(37,479)
Tax withholdings on employee share-based awards	(6,525)	(3,601)
Net cash used in financing activities	(85,305)	(108,237)

Net decrease in cash and cash equivalents	(19,320)	(1,792)
Cash and cash equivalents at beginning of the period	63,296	53,679
Cash and cash equivalents at end of the period	$43,976	$51,887

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2019	2018
Cash paid (received) during the period for:
Interest, net of amount capitalized	$26,997	$24,256
Income taxes, net	10,000	(27,477)

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	17,067	3,589
Noncash additions from adoption of ASC 842	22,635	—

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,181 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of October 31, 2019 and April 30, 2019, the results of operations for the three and six months ended October 31, 2019 and 2018, shareholders' equity for the three and six months ended October 31, 2019 and 2018, and cash flows for the six months ended October 31, 2019 and 2018. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Other than mentioned below, see the Form 10-K for the year ended April 30, 2019 for our consideration of new accounting pronouncements.
The Company is a lessee in situations where we lease property and equipment, most commonly land or building, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC Topic 842-Leases. We adopted this guidance as of May 1, 2019, using the modified retrospective approach and elected the cumulative-effect adjustment practical expedient. As a result of the transition method selected, the Company did not restate previously reported comparable periods. Please refer to Note 6 for additional information regarding the Company’s adoption of ASC 842 and the outstanding leases.
Certain amounts in prior year have been reclassified to conform to current year presentation.

3.	Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the customer. Revenue from sales of pizza that include a redeemable box top coupon are deferred until redemption for the portion of the sale that represents the estimated future redemption of the box top coupon. Revenue related to the box top coupons is expected to be recognized less than one year from the original sale to the customer. As of October 31, 2019 and April 30, 2019, the Company recognized a contract liability of $8,329 and $6,931, respectively, related to the outstanding box top coupons, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the customer. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card.
Renewable Identification Numbers (RINs) are treated as a reduction in cost of goods sold in the period the Company commits to a price and agrees to sell the RIN. Vendor rebates are treated as a reduction in cost of goods sold and are recognized pro rata over the period covered by the applicable rebate agreement. Vendor rebates in the form of billbacks are treated as a reduction in cost of goods sold and are recognized at the time the product is sold. Warehousing costs are recorded within operating expenses on the income statement. Sales taxes collected from customers and remitted to the government are recorded on a net basis in the condensed consolidated financial statements.

4.	Long-Term Debt and Finance Lease Obligations, Lines of Credit, and Fair Value Disclosure
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,327,000 and $1,272,000 at October 31, 2019 and April 30, 2019, respectively.
The Company has a credit agreement that provides for a $300 million unsecured revolving credit facility which includes a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans (the "Credit Facility"). The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company had $25,000 outstanding at October 31, 2019 and $75,000 outstanding at April 30, 2019 . The Company also has an unsecured revolving line of credit of $25,000 (the "Bank Line"), under which there was $0 outstanding at October 31, 2019 and April 30, 2019.
Within current maturities of long-term debt on the condensed consolidated balance sheets is a $569,000 5.22% Senior note that is due on August 9, 2020. The Company intends to refinance this note.

5.	Compensation Related Costs and Share Based Payments
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
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. At October 31, 2019, there were 2,635,034 shares available for grant under the 2018 Plan.
We account for stock-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. For market based awards we use the "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our condensed consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the 2018 Plan is provided in the Company’s 2019 Definitive Proxy Statement.
At October 31, 2019, options for 57,866 shares (which expire in June 2021) were outstanding for the Prior Plans (no stock option awards have been granted under the 2018 Plan). Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2019	109,827	$44.39
Granted	—	—
Exercised	51,961	44.39
Forfeited	—	—
Outstanding at October 31, 2019	57,866	$44.39

At October 31, 2019, all 57,866 outstanding options were vested, and had an aggregate intrinsic value of $7,315 and a weighted average remaining contractual life of 1.67 years. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2019, was $5,643.

Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table:

Unvested at April 30, 2019	388,800
Granted	178,268
Vested	(108,484)
Forfeited	(17,448)
Unvested at October 31, 2019	441,136

Total compensation costs recorded for employees and non-employee board members for the six months ended October 31, 2019 and 2018, respectively, were $9,922 and $12,151, related entirely to restricted stock unit awards. As of October 31, 2019, there were no unrecognized compensation costs related to the Plan and Prior Plans for stock options and $18,981 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2023. Certain awards in the 2017 through 2019 long term incentive compensation program grants have performance-based conditions based on the three-year average return on invested capital (ROIC) calculation.

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

The Company is a lessee in situations where we lease property and equipment, most commonly land or building, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC Topic 842-Leases. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. The Company records the operating lease liability in 'Accrued expenses' and other long-term liabilities and records the finance lease liability within current maturities of long-term debt and long term debt and finance lease obligations on the condensed consolidated balance sheets. We have elected to adopt the package of practical expedients, as well as the land easement practical expedient.

As a lessor, the Company has direct financing leases and records the assets within property and equipment and recognizes the lease payments through other income. All lessor related activity is considered immaterial to the condensed consolidated financial statements.

The leases initially recorded under ASC 842 were recognized, at the time of adoption, at an amount equal to the present value of the lease payments using the incremental borrowing rate of debt based upon the remaining term of the lease. New leases are recognized at the present value of the lease payments using the implicit rate when it is readily determinable. In the case the implicit rate is not readily determinable, the Company uses the incremental borrowing rate of debt based on the term of the lease.

Several leases have variable payment components of the lease such as payments for property taxes and insurance. For these leases, the Company has not included those variable payments in the calculation of the lease liability as the payments are not in-substance fixed and do not depend on an index or rate. These variable payments will be expensed as incurred. The Company also has options to renew or extend the current lease arrangement on many of our leases. In these situations, if it was reasonably certain the lease would be extended, we have included those extensions within the remaining lease payments at the time of measurement.

Lease right-of-use assets outstanding as of October 31, 2019 consisted of the following (in thousands):

	Classification	October 31, 2019
Finance lease right-of-use assets	Property and equipment	14,937
Operating lease right-of-use assets	Other assets	$20,582

Weighted average remaining lease terms, weighted average discount rates, and supplementary cash flow information for outstanding leases were as follows:

October 31, 2019
Weighted-average remaining lease-term - finance lease	10.10 years
Weighted-average remaining lease-term - operating lease	22.20 years

Weighted-average discount rate - finance lease	5.29%
Weighted-average discount rate - operating lease	4.21%

Right-of-use assets obtained in exchange for new finance lease liabilities (in thousands)	$831

Future minimum payments under the finance leases and operating leases with initial or remaining terms of one year or more consisted of the following at October 31, 2019 and April 30, 2019:

Years ended October 31,	Finance leases	Operating leases
2020	$3,115	$1,872
2021	3,119	1,821
2022	3,116	1,734
2023	3,118	1,669
2024	1,697	1,556
Thereafter	9,277	25,301
Total minimum lease payments	23,442	33,953
Less amount representing interest	6,142	13,106
Present value of net minimum lease payments	$17,300	$20,847

Years ended April 30,	Capital leases	Operating leases
2020	$3,103	$1,703
2021	3,109	1,547
2022	3,096	1,354
2023	3,098	1,228
2024	2,548	1,066
Thereafter	9,215	10,438
Total minimum lease payments	24,169	$17,336
Less amount representing interest	7,689
Present value of net minimum lease payments	$16,480

7.	Unrecognized Tax Benefits

The total amount of gross unrecognized tax benefits was $7,287 at April 30, 2019. At October 31, 2019, gross unrecognized tax benefits were $9,355. If this unrecognized tax benefit were ultimately recognized, $7,412 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $361 at October 31, 2019, and $242 at April 30, 2019. Net interest and penalties included in income tax expense for the six months ended October 31, 2019 and 2018 , was a net expense of $119 and $77, respectively.

A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The IRS is currently examining tax years 2012, 2016, and 2017. The Company has no other ongoing federal or state income tax examinations. At this time, the Company's best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,100 during the next twelve months mainly due to the expiration of certain statute of limitations.
The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.	Segment Reporting
As of October 31, 2019, we operated 2,181 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as the "Company", "Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store. As of October 31, 2019, there were a total of 2,181 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 56% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 19% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. As of October 31, 2019, the Company owned the land at 2,155 locations and the buildings at 2,160 locations, and leased the land at 26 locations and the buildings at 21 locations.
The Company reported diluted earnings per common share of $2.21 for the second quarter of fiscal 2020. For the same quarter a year-ago, diluted earnings per common share was $1.80.
The following table represents the roll forward of store growth through the second quarter of fiscal 2020:

Store Count
Stores at 4/30/19	2,146
New store construction	36
Acquisitions	5
Prior acquisitions opened	3
Closed	(9)
Stores at 10/31/19	2,181
The Company had 12 acquisition stores under agreement to purchase and a new store pipeline of 97 sites, including 31 under construction, as of October 31, 2019.
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
The second quarter results reflected a 1.8% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 22.9 cents per gallon, compared to 20.0 cents per gallon in the same quarter a year ago. Historically, our retail fuel strategy has been to price to the competition, where the timing of retail price changes was driven by local competitive conditions. Over the course of the last year, the Company, as part of its evolving strategy around fuel price optimization, has been more proactive and balanced to grow profitability, which has in-part contributed to a higher fuel margin and lower same-store fuel gallons sold. In addition, softer demand in the Midwest adversely impacted same-store fuel gallons sold in the quarter. The Company sold 18.7 million renewable fuel credits for $3.8 million during the quarter, compared to 16.6 million renewable fuel credits in the second quarter of the prior year, which generated $3.4 million.
Same-store sales of grocery and other merchandise increased 3.2% and prepared food and fountain increased 1.9% during the second quarter. Operating expenses increased 8.5% in the quarter primarily due to operating 84 more stores compared to the same period a year ago.

Three Months Ended October 31, 2019 Compared to
Three Months Ended October 31, 2018
(Dollars and Amounts in Thousands)

Three months ended 10/31/2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,514,474	$660,562	$297,846	$14,704	$2,487,586
Revenue less cost of goods sold (excluding depreciation and amortization)	$140,798	$220,134	$181,452	$14,681	$557,065
	9.3%	33.3%	60.9%	99.8%	22.4%
Fuel gallons	614,071

Three months ended 10/31/2018	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,621,868	$618,250	$283,062	$14,825	$2,538,005
Revenue less cost of goods sold (excluding depreciation and amortization)	$118,656	$200,193	$176,675	$14,797	$510,321
	7.3%	32.4%	62.4%	99.8%	20.1%
Fuel gallons	593,750
Total revenue for the second quarter of fiscal 2020 decreased by $50,419 (2.0%) over the comparable period in fiscal 2019. Retail fuel sales decreased by $107,394 (6.6%) as the average retail price per gallon decreased 9.7% (amounting to a $157,511 decrease), and the number of gallons sold increased by 20,321 (3.4%). During this same period, retail sales of grocery and other merchandise increased by $42,312 (6.8%), and prepared food and fountain sales increased by $14,784 (5.2%), both primarily due to operating 84 more stores than a year ago.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues decreased $121 (0.8%) for the second quarter of fiscal 2020.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.4% of revenue for the second quarter of fiscal 2020, compared to 20.1% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 9.3% of fuel revenue during the second quarter of fiscal 2020 compared to 7.3% in the second quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 22.9 cents in the second quarter of fiscal 2020 compared to 20.0 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 33.3% of grocery and other merchandise revenue, compared to 32.4% in the prior year, partially due to a favorable shift in product mix to higher margin items. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 60.9% of revenue, from a 62.4% rate in the prior year, primarily due to higher commodity costs.
Operating expenses increased $29,197 (8.5%) in the second quarter of fiscal 2020 from the comparable period in the prior year, primarily due to operating 84 more stores than a year ago. Same store operating expenses excluding credit card fees were up 3.4% for the quarter. Operating expenses for the quarter were positively impacted by advancements in store labor management and lower insurance costs.
Depreciation and amortization expense increased 2.5% to $62,888 in the second quarter of fiscal 2020 from $61,356 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months.
The effective tax rate decreased to 24.2% in the second quarter of fiscal 2020 compared to 26.5% in the second quarter of fiscal 2019. The decrease in the effective tax rate was primarily due to a reduction in unfavorable permanent differences.
Net income increased by $15,366 (23.1%) to $81,981 from $66,615 in the prior year. The increase in net income was primarily due to continued strong growth in fuel gross profit dollars, operating 84 more stores than a year ago, and an ongoing focus on operating efficiencies.

Six Months Ended October 31, 2019 Compared to
Six Months Ended October 31, 2018

Six months ended 10/31/2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,142,042	$1,348,480	$593,723	$29,970	$5,114,215
Revenue less cost of goods sold (excluding depreciation and amortization)	$291,787	$435,587	$365,464	$29,913	$1,122,751
	9.3%	32.3%	61.6%	99.8%	22.0%
Fuel gallons	1,233,155

Six months ended 10/31/2018
Revenue	$3,269,285	$1,263,050	$564,065	$30,037	$5,126,437
Revenue less cost of goods sold (excluding depreciation and amortization)	$242,132	$409,119	$350,859	$29,979	$1,032,089
	7.4%	32.4%	62.2%	99.8%	20.1%
Fuel gallons	1,195,545
Total revenue for the first six months of fiscal 2020 decreased by $12,222 (0.2%) over the comparable period in fiscal 2019. Retail fuel sales decreased by $127,243 (3.9%) as the average retail price per gallon decreased 6.8% (amounting to a $223,072 decrease), and the number of gallons sold increased by 37,610 (3.1%). During this same period, retail sales of grocery and other merchandise increased by $85,430 (6.8%), and prepared food and fountain sales increased by $29,658 (5.3%), both primarily due to operating 84 more stores than a year ago.

The other revenue category primarily consists of lottery, car wash, and prepaid phone cards, which are presented net of applicable costs. These revenues decreased $67 (0.2%) through the second quarter of fiscal 2020.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.0% of revenue for the first six months of fiscal 2020, compared to 20.1% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 9.3% of fuel revenue for the first six months of fiscal 2020 compared to 7.4% for the first six months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 23.7 cents for the first six months fiscal 2020 compared to 20.3 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was consistent compared to the prior year at 32.3% of grocery and other merchandise revenue, compared to 32.4% in the prior year. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 61.6% of revenue, compared to 62.2% in the prior year, due to higher commodity costs.
Operating expenses increased $49,646 (7.1%) in the first six months of fiscal 2020 from the comparable period in the prior year, primarily due to operating 84 more stores than a year ago. Same store operating expenses excluding credit card fees were up 3.0% for the first six months of fiscal 2020. Operating expenses for the first six months were positively impacted by advancements in store labor management and lower insurance costs.
Depreciation and amortization expense increased 2.1% to $122,696 for the first six months of fiscal 2020 from $120,196 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months. The expense for the first six months of fiscal 2020 was lower than expected, due to an approximately $5 millon adjustment related to the useful lives of underground storage tanks.
The effective tax rate was 23.9% for both the first six months of fiscal year 2020 and the same period of fiscal 2019.
Net income increased by $30,957 (22.6%) to $167,796 from $136,839 in the prior year. The increase in net income was primarily due to continued strong growth in fuel gross profit dollars, operating 84 more stores than a year ago, and an ongoing focus on operating efficiencies.

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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended October 31, 2019 and 2018:

	Three months ended		Six months ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Net income	$81,981	66,615	$167,796	136,839
Interest, net	12,683	14,191	26,404	28,597
Federal and state income taxes	26,130	23,973	52,631	42,879
Depreciation and amortization	62,888	61,356	122,696	120,196
EBITDA	$183,682	166,135	$369,527	328,511
Loss on disposal of assets and impairment charges	730	785	1,257	1,130
Adjusted EBITDA	$184,412	166,920	$370,784	329,641
For the three months ended October 31, 2019, EBITDA and Adjusted EBITDA increased 10.6% and 10.5%, respectively, when compared to the same period a year ago. For the six months ended October 31, 2019, EBITDA and Adjusted EBITDA increased 12.5% and 12.5%, respectively, when compared to the same period a year ago.  The increases are primarily due to continued strong growth in fuel gross profit dollars, operating 84 more stores than a year ago, and an ongoing focus on operating efficiencies.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2019, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2019.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2019, the Company’s ratio of current assets to current liabilities was 0.36 to 1. The ratio at October 31, 2018 and April 30, 2019 was 0.81 to 1 and 0.69 to 1, respectively. The decrease in the ratio is primarily attributable to the reclassification of $569,000 5.22% Senior notes to current liabilities as they are due on August 9, 2020. Management intends to refinance the 5.22% Senior notes.

Management believes that the Company’s current Bank Line of $25,000, its Credit Facility of $300,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $7,120 (2.3%) in the six months ended October 31, 2019 from the comparable period in the prior year. Cash used in investing in the six months ended October 31, 2019 increased $47,580 (24.0%) over prior year, in line with projected annual expenditures. Cash used in financing decreased $22,932 (21.2%), primarily due to reductions in share buyback activity.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2020, the Company expended $248,364, primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $200,999 for the comparable period in the prior year. The Company anticipates spending $516 million in fiscal 2020, primarily for construction, acquisition and remodeling of stores, sourced primarily from existing cash, funds generated by operations, and the prior year issuance of senior notes.

As of October 31, 2019, the Company had long-term debt of $715,060, (net of current maturities and debt issuance costs of $577,698), $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $15,060 of finance lease obligations. The Company also has a $25,000 bank line of credit with $0 outstanding at October 31, 2019, and a $300,000 credit facility with $25,000 outstanding at October 31, 2019. Current maturities of long-term debt is primarily comprised of $569,000 in principal amount of 5.22% Senior notes due on August 9, 2020 and $7,500 in principal amount of 5.72% Senior notes due on March 30, 2020.
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
Fuel is purchased from a variety of independent national and regional petroleum distributors and the fuel is loaded onto both Casey's fuel trucks and 3rd party fuel trucks. Purchase agreements exist for a portion of our fuel which includes varying pricing structures and volume commitments. Although in recent years suppliers have not experienced difficulties in obtaining sufficient amounts of fuel to meet the Company’s needs, unanticipated national and international events, such as threatened or actual acts of war or terrorism, natural disasters, and instability in oil producing regions could result in a reduction of fuel supplies available for distribution. Any substantial curtailment in the availability of fuel could adversely affect the Company by reducing its fuel sales. Further, management believes that a significant amount of the Company’s business results from the patronage of customers primarily desiring to purchase fuel and, accordingly, reduced fuel supplies could adversely affect the sale of non-fuel items. Such factors could have a material adverse impact upon the Company’s earnings and operations.
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

Environmental Compliance Costs. The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground gasoline storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required gasoline inventory recordkeeping. Since 1984, new Company stores have been equipped with non-corroding fiberglass USTs, including many with double-wall construction, over-fill protection and electronic tank monitoring. The Company currently has 4,953 USTs, of which 4,076 are fiberglass and 877 are steel. Management believes that its existing fuel procedures and planned capital expenditures will continue to keep the Company in substantial compliance with all current federal and state UST regulations.
Several of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. In the years ended April 30, 2019 and 2018, the Company spent approximately $774 and $1,255, respectively, for assessments and remediation. During the six months ended October 31, 2019, the Company expended approximately $359 for such purposes. Substantially all of these expenditures have been submitted for reimbursement from state-sponsored trust fund programs and as of October 31, 2019, approximately $23,417 has been received from such programs since their inception. Such amounts are typically subject to statutory provisions requiring repayment of the reimbursed funds for non-compliance with upgrade provisions or other applicable laws. No amounts are currently expected to be repaid. The Company has an accrued liability at October 31, 2019 of approximately $376 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2019 would have no material effect on pretax earnings.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter:
August 1 - August 31, 2019	—	$—	—	$300,000,000
September 1-September 30, 2019	—	—	—	300,000,000
October 1- October 31, 2019	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
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
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2a	Fourth Amended and Restated Bylaws, as amended September 5, 2018, June 28, 2019 and September 5, 2019 (incorporated by reference to Exhibit 3.2a to Form 10-Q filed September 9, 2019)
10.49*	Separation Agreement and General Release of Claims, dated September 11, 2019, between the Company and Cindi W. Summers
10.50	Caseys' General Stores, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 9, 2019)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 9, 2019	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)