Form 10-Q
period 2020-01-31
CASEYS GENERAL STORES INC
filed 2020-03-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2020
Common stock, no par value per share	36,793,573 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2020	April 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43,539	$63,296
Receivables	46,383	37,856
Inventories	263,185	273,040
Prepaid expenses	14,430	7,493
Income tax receivable	22,091	28,895
Total current assets	389,628	410,580
Other assets, net of amortization	70,815	41,154
Goodwill	157,648	157,223
Property and equipment, net of accumulated depreciation of $1,983,258 at January 31, 2020 and $1,826,936 at April 30, 2019	3,303,943	3,122,419
Total assets	$3,922,034	$3,731,376

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Lines of credit	$76,000	$75,000
Current maturities of long-term debt	577,743	17,205
Accounts payable	275,903	335,240
Accrued expenses	175,176	163,487
Total current liabilities	1,104,822	590,932
Long-term debt and finance lease obligations, net of current maturities	715,121	1,283,275
Deferred income taxes	425,242	385,788
Deferred compensation	15,892	15,881
Insurance accruals, net of current portion	22,673	22,663
Other long-term liabilities	49,694	24,068
Total liabilities	2,333,444	2,322,607
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	28,985	15,600
Retained earnings	1,559,605	1,393,169
Total shareholders’ equity	1,588,590	1,408,769
Total liabilities and shareholders' equity	$3,922,034	$3,731,376
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Total revenue (a)	$2,248,198	$2,048,076	$7,362,413	$7,174,513
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	1,751,335	1,577,811	5,742,799	5,672,159
Operating expenses	377,330	341,536	1,130,554	1,045,114
Depreciation and amortization	63,285	61,324	185,981	181,520
Interest, net	13,209	13,310	39,613	41,907
Income before income taxes	43,039	54,095	263,466	233,813
Federal and state income taxes	9,080	12,260	61,711	55,139
Net income	$33,959	$41,835	$201,755	$178,674
Net income per common share
Basic	$0.92	$1.14	$5.47	$4.87
Diluted	$0.91	$1.13	$5.43	$4.83
Basic weighted average shares outstanding	36,920,960	36,717,415	36,901,338	36,694,308
Plus effect of stock compensation	221,917	296,411	221,187	291,783
Diluted weighted average shares outstanding	37,142,877	37,013,826	37,122,525	36,986,091

Dividends declared per share	$0.32	$0.29	$0.96	$0.87

(a) Includes excise taxes of:	$270,023	$238,306	$833,750	$751,389
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts) (unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	85,815	85,815
Dividends declared (32 cents per share)	—	—	(11,772)	(11,772)
Exercise of stock options	50,931	2,261	—	2,261
Share-based compensation	67,182	4,141	—	4,141
Balance at July 31, 2019	36,782,634	22,002	1,467,212	1,489,214
Net income	—	—	81,981	81,981
Dividends declared (32 cents per share)	—	—	(11,773)	(11,773)
Exercise of stock options	1,030	46	—	46
Share-based compensation	7,984	2,380	—	2,380
Balance at October 31, 2019	36,791,648	24,428	1,537,420	1,561,848
Net income	—	—	33,959	33,959
Dividends declared (32 cents per share)	—	—	(11,774)	(11,774)
Exercise of stock options	1,925	85	—	85
Share-based compensation	—	4,472	—	4,472
Balance at January 31, 2020	36,793,573	$28,985	$1,559,605	$1,588,590

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	(4,140)
Net income	—	—	70,224	70,224
Dividends declared (29 cents per share)	—	—	(10,601)	(10,601)
Exercise of stock options	3,600	148	—	148
Repurchase of common stock	(352,592)	—	(35,247)	(35,247)
Share-based compensation	67,895	7,174	—	7,174
Balance at July 31, 2018	36,593,225	7,322	1,291,377	1,298,699
Net income	—	—	66,615	66,615
Dividends declared (29 cents per share)	—	—	(10,615)	(10,615)
Exercise of stock options	7,692	231	—	231
Share-based compensation	3,089	2,149	—	2,149
Balance at October 31, 2018	36,604,006	9,702	1,347,377	1,357,079
Net income	—	—	41,835	41,835
Dividends declared (29 cents per share)	—	—	(10,623)	(10,623)
Exercise of stock options	26,400	789	—	789
Share-based compensation	261	1,788	—	1,788
Balance at January 31, 2019	36,630,667	$12,279	$1,378,589	$1,390,868
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2020	2019
Cash flows from operating activities:
Net income	$201,755	$178,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,981	181,520
Share-based compensation	14,394	11,111
Loss on disposal of assets and impairment charges	2,115	1,159
Deferred income taxes	39,454	38,925
Changes in assets and liabilities:
Receivables	(8,527)	4,146
Inventories	10,207	(8,252)
Prepaid expenses	(6,937)	(3,986)
Accounts payable	(53,534)	(66,946)
Accrued expenses	12,737	22,772
Income taxes	9,204	36,685
Other, net	(7,142)	(18,052)
Net cash provided by operating activities	399,707	377,756
Cash flows from investing activities:
Purchase of property and equipment	(363,907)	(311,165)
Payments for acquisition of businesses, net of cash acquired	(12,644)	(21,021)
Proceeds from sales of property and equipment	3,813	4,159
Net cash used in investing activities	(372,738)	(328,027)
Cash flows from financing activities:
Repayments of long-term debt	(9,329)	(7,839)
Net borrowings of short-term debt	1,000	10,400
Proceeds from exercise of stock options	2,392	1,168
Payments of cash dividends	(34,178)	(30,808)
Repurchase of common stock	—	(37,479)
Tax withholdings on employee share-based awards	(6,611)	(4,681)
Net cash used in financing activities	(46,726)	(69,239)

Net decrease in cash and cash equivalents	(19,757)	(19,510)
Cash and cash equivalents at beginning of the period	63,296	53,679
Cash and cash equivalents at end of the period	$43,539	$34,169

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2020	2019
Cash paid (received) during the period for:
Interest, net of amount capitalized	$33,636	$33,354
Income taxes, net	10,800	(21,977)

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	9,813	2,172
Noncash additions from adoption of ASC 842	22,635	—

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,193 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of January 31, 2020 and April 30, 2019, the results of operations for the three and nine months ended January 31, 2020 and 2019, shareholders' equity for the three and nine months ended January 31, 2020 and 2019, and cash flows for the nine months ended January 31, 2020 and 2019. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Other than mentioned below, see the Form 10-K for the year ended April 30, 2019 for our consideration of new accounting pronouncements.
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
The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the guest. Revenue from sales that include a redeemable box top coupon or points under our Casey’s Rewards program are deferred until redemption or expiration for the portion of the sale that represents the estimated future redemption of the box top coupon or points. Revenue related to the box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of January 31, 2020 and April 30, 2019, the Company recognized a contract liability of $9,379 and $6,931, respectively, related to the outstanding box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card.
Renewable Identification Numbers (RINs) are treated as a reduction in cost of goods sold in the period the Company commits to a price and agrees to sell the RIN. Vendor rebates, including billbacks, are treated as a reduction in cost of goods sold and are recognized primarily based on the purchase of product, shipment of product from warehouse to store, or sale of product to our guest. These are recognized in the period earned based on the applicable rebate agreement. Warehousing costs are recorded within operating expenses on the income statement. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated financial statements.

4.	Long-Term Debt and Finance Lease Obligations, Lines of Credit, and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,340,000 and $1,272,000 at January 31, 2020 and April 30, 2019, respectively.
The Company has a credit agreement that provides for a $300 million unsecured revolving credit facility which includes a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans (the "Credit Facility"). The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company had $65,000 outstanding at January 31, 2020 and $75,000 outstanding at April 30, 2019. The Company also has an unsecured revolving line of credit of $25,000 (the "Bank Line"), under which there was $11,000 and $0 outstanding at January 31, 2020 and April 30, 2019.
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
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. At January 31, 2020, there were 2,614,568 shares available for grant under the 2018 Plan.
We account for share-based compensation by estimating the fair value of stock options using the Black Scholes model, and value restricted stock unit awards granted under the Plan using the market price of a share of our common stock on the date of grant. For market based awards we use the "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our condensed consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board. Additional information regarding the 2018 Plan is provided in the Company’s 2019 Definitive Proxy Statement.
At January 31, 2020, options for 55,941 shares (which expire in June 2021) were outstanding for the Prior Plans (no stock option awards have been granted under the 2018 Plan). Information concerning the issuance of stock options under the Prior Plans is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2019	109,827	$44.39
Granted	—	—
Exercised	53,886	44.39
Forfeited	—	—
Outstanding at January 31, 2020	55,941	$44.39

At January 31, 2020, all 55,941 outstanding options were vested, and had an aggregate intrinsic value of $6,515 and a weighted average remaining contractual life of 1.42 years. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2020, was $5,860.
Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table:

Unvested at April 30, 2019	388,800
Granted	188,800
Vested	(108,484)
Forfeited	(18,105)
Performance Award Adjustments	18,552
Unvested at January 31, 2020	469,563

The above awards reflect (a) long-term incentive compensation program grants for 2017 through 2020, which include time-based restricted stock units and certain of which include performance-based restricted stock units (subject to three-year relative total shareholder return [TSR] and three-year average return on invested capital [ROIC]), (b) certain “make-whole” grants, which include time-based restricted stock units and one of which includes performance-based restricted stock units subject to TSR, (c) a special strategic grant which includes performance-based restricted stock units subject to the performance of the Company’s e-commerce and loyalty platforms, and (d) non-employee director equity awards, which include time-based restricted stock units.
Total compensation costs recorded for employees and non-employee board members for the nine months ended January 31, 2020 and 2019, respectively, were $14,394 and $13,719, related entirely to restricted stock unit awards. As of January 31, 2020, there were no unrecognized compensation costs related to the Plan and Prior Plans for stock options and $20,236 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2023.

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
We have entered into various purchase agreements related to our fuel supply, which include varying volume commitments. Prices included in the purchase agreements are indexed to market prices. While volume commitments are included in the contracts, we do not have a history of incurring material penalties related to these provisions. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.
The Company is a lessee in situations where we lease property and equipment, most commonly land or building, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC Topic 842-Leases. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. The Company records the operating lease liability in accrued expenses and other long-term liabilities and records the finance lease liability within current maturities of long-term debt and long term debt and finance lease obligations on the condensed consolidated balance sheets. We have elected to adopt the package of practical expedients, as well as the land easement practical expedient.

As a lessor, the Company has direct financing leases and records the assets within property and equipment and recognizes the lease payments through revenue. All lessor related activity is considered immaterial to the condensed consolidated financial statements.
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
Lease right-of-use assets outstanding as of January 31, 2020 consisted of the following (in thousands):

	Classification	January 31, 2020
Finance lease right-of-use assets	Property and equipment	$14,896
Operating lease right-of-use assets	Other assets	19,984

Weighted average remaining lease terms, weighted average discount rates, and supplementary cash flow information for outstanding leases were as follows:

January 31, 2020
Weighted-average remaining lease-term - finance lease	10.9 years
Weighted-average remaining lease-term - operating lease	20.1 years

Weighted-average discount rate - finance lease	5.33%
Weighted-average discount rate - operating lease	4.31%

Right-of-use assets obtained in exchange for new finance lease liabilities (in thousands)	$1,520
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	1,037

Future minimum payments under the finance leases and operating leases with initial or remaining terms of one year or more consisted of the following at January 31, 2020 and April 30, 2019:

Years ended January 31,	Finance leases	Operating leases
2021	$3,115	$1,830
2022	3,110	1,791
2023	3,109	1,709
2024	2,897	1,634
2025	1,385	1,556
Thereafter	10,705	23,581
Total minimum lease payments	24,321	32,101
Less amount representing interest	6,979	11,745
Present value of net minimum lease payments	$17,342	$20,356

Years ended April 30,	Capital leases	Operating leases
2020	$3,103	$1,703
2021	3,109	1,547
2022	3,096	1,354
2023	3,098	1,228
2024	2,548	1,066
Thereafter	9,215	10,438
Total minimum lease payments	24,169	$17,336
Less amount representing interest	7,689
Present value of net minimum lease payments	$16,480
Effective during the third quarter of fiscal year 2020, Casey’s Marketing Company, and the City of Joplin, Missouri (“Joplin”) entered into an agreement in which Joplin agreed to issue up to $51.4 million of taxable industrial development revenue bonds for the purpose of acquiring, constructing, improving, purchasing, equipping and installing a warehouse and distribution facility, which is to be developed and used by the Company. As title transfers to Joplin throughout development and the Company subsequently leases the related asset from Joplin, we have considered the sale-and-leaseback guidance included in ASC 842-40. We have a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the assets to Joplin from being recognized as a sale. Accordingly, we have not recognized any gain or loss related to the transfer. Furthermore, we have not derecognized the transferred assets and continue to recognize them in property and equipment on the condensed consolidated balance sheets. The Company has the right and intends to set-off any obligations to make payments under the lease, with proceeds due from the industrial revenue bonds. As of January 31, 2020, we have $3.4 million recognized as construction in progress in property and equipment on the condensed consolidated balance sheets related to this agreement.

7.	Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $7,287 at April 30, 2019. At January 31, 2020, gross unrecognized tax benefits were $9,844. If this unrecognized tax benefit were ultimately recognized, $7,799 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $425 at January 31, 2020, and $242 at April 30, 2019. Net interest and penalties included in income tax expense for the nine months ended January 31, 2020 was a net expense of $183 and a net expense of $127 for the same period in 2019.
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
As of January 31, 2020, we operated 2,193 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as the "Company", "Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store. As of January 31, 2020, there were a total of 2,193 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 56% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 19% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are currently in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. In addition, a third distribution center is currently under construction in Joplin, Missouri. As of January 31, 2020, the Company owned the land at 2,167 locations and the buildings at 2,175 locations, and leased the land at 26 locations and the buildings at 18 locations.
The Company reported diluted earnings per common share of $0.91 for the third quarter of fiscal 2020. For the same quarter a year-ago, diluted earnings per common share was $1.13.
The following table represents the roll forward of store growth through the third quarter of fiscal 2020:

Store Count
Total stores at April 30, 2019	2,146
New store construction	50
Acquisitions	10
Acquisitions not opened	(4)
Prior acquisitions opened	3
Closed	(12)
Total stores at January 31, 2020	2,193
The Company had 11 acquisition stores under agreement to purchase and a new store pipeline of 88 sites, including 15 under construction, as of January 31, 2020.
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
The third quarter results reflected a 2.0% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 21.7 cents per gallon, compared to 22.1 cents per gallon in the same quarter a year ago. Historically, our retail fuel strategy has been to price to the competition, where the timing of retail price changes was driven by local competitive conditions. Over the course of the last several quarters, the Company, as part of its evolving strategy around fuel price optimization, has been more proactive and balanced to grow profitability, which has in-part contributed to higher fuel margins and lower same-store fuel gallons sold during that time. Current quarter same-store gallons sold were impacted by softer demand in the Midwest. Fuel margin for the quarter was impacted by unfavorable market conditions as compared to the same quarter a year ago, resulting in a slightly lower overall margin. Additionally, the Company sold 8.9 million renewable fuel credits for $1.7 million during the quarter, compared to 20.6 million renewable fuel credits in the third quarter of the prior year, which generated $3.6 million.
Same-store sales of grocery and other merchandise increased 3.5% and prepared food and fountain increased 2.8% during the third quarter. Prepared food and fountain same-store sales were up 3.0% without the impact of the deferral of revenue from the Casey's Rewards program. Operating expenses increased 10.5% in the quarter due to operating 70 more stores compared to the same period a year ago, along with increases in overall technology costs, credit card fees, and an increase in incentive compensation costs, primarily due to timing of approval of a performance target.

Three Months Ended January 31, 2020 Compared to
Three Months Ended January 31, 2019
(Dollars and Amounts in Thousands)

Three Months Ended January 31, 2020	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,376,018	$582,407	$273,630	$16,143	$2,248,198
Revenue less cost of goods sold (excluding depreciation and amortization)	$124,257	$191,692	$164,795	$16,119	$496,863
	9.0%	32.9%	60.2%	99.9%	22.1%
Fuel gallons	572,746

Three Months Ended January 31, 2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,233,620	$543,773	$256,144	$14,539	$2,048,076
Revenue less cost of goods sold (excluding depreciation and amortization)	$122,559	$173,512	$159,682	$14,512	$470,265
	9.9%	31.9%	62.3%	99.8%	23.0%
Fuel gallons	554,479
Total revenue for the third quarter of fiscal 2020 increased by $200,122 (9.8%) over the comparable period in fiscal 2019. Retail fuel sales increased by $142,398 (11.5%) as the average retail price per gallon increased 8.0% (amounting to a $98,512 increase), and the number of gallons sold increased by 18,267 (3.3%). During this same period, retail sales of grocery and other merchandise increased by $38,634 (7.1%), and prepared food and fountain sales increased by $17,486 (6.8%), both primarily due to operating 70 more stores than a year ago.

The other revenue category primarily consists of lottery and car wash, which are presented net of applicable costs. These revenues increased $1,604 (11.0%) for the third quarter of fiscal 2020.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.1% of revenue for the third quarter of fiscal 2020, compared to 23.0% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 9.0% of fuel revenue during the third quarter of fiscal 2020 compared to 9.9% in the third quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 21.7 cents in the third quarter of fiscal 2020 compared to 22.1 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 32.9% of grocery and other merchandise revenue, compared to 31.9% in the prior year, due to a favorable shift in product mix to higher margin items. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 60.2% of revenue, from a 62.3% rate in the prior year, primarily due to higher commodity costs and increased promotional activity.
Operating expenses increased $35,794 (10.5%) in the third quarter of fiscal 2020 from the comparable period in the prior year, due to operating 70 more stores compared to the same period a year ago, along with increases in overall technology costs, credit card fees, and incentive compensation costs, primarily due to timing of approval of a performance target. Same store operating expenses excluding credit card fees were up 5.4% for the quarter.
Depreciation and amortization expense increased by 3.2% to $63,285 in the third quarter of fiscal 2020 from $61,324 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months.
The effective tax rate decreased to 21.1% in the third quarter of fiscal 2020 compared to 22.7% in the same period of fiscal 2019. The decrease in the effective tax rate was primarily due to an increase in favorable permanent differences resulting from the enactment of the Further Consolidated Appropriations Act of 2020 during the quarter, which extended numerous tax provisions.
Net income decreased by $7,876 (18.8%) to $33,959 from $41,835 in the comparable period in the prior year. The decrease in net income was primarily attributable to lower relative fuel contribution and higher operating expenses.

Nine Months Ended January 31, 2020 Compared to
Nine Months Ended January 31, 2019

Nine Months Ended January 31, 2020	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	4,518,061	1,930,886	867,353	46,113	7,362,413
Revenue less cost of goods sold (excluding depreciation and amortization)	416,045	627,278	530,259	46,032	1,619,614
	9.2%	32.5%	61.1%	99.8%	22.0%
Fuel gallons	1,805,901

Nine Months Ended January 31, 2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$4,502,904	$1,806,822	$820,208	$44,579	$7,174,513
Revenue less cost of goods sold (excluding depreciation and amortization)	$364,691	$582,629	$510,540	$44,494	$1,502,354
	8.1%	32.2%	62.2%	99.8%	20.9%
Fuel gallons	1,750,024
Total revenue for the first nine months of fiscal 2020 increased by $187,900 (2.6%) over the comparable period in fiscal 2019. Retail fuel sales increased by $15,157 (0.3%) as the average retail price per gallon decreased 2.8% (amounting to a $124,638 decrease), and the number of gallons sold increased by 55,877 (3.2%). During this same period, retail sales of grocery and other merchandise increased by $124,064 (6.9%), and prepared food and fountain sales increased by $47,145 (5.7%), both primarily due to operating 70 more stores than a year ago.

The other revenue category primarily consists of lottery and car wash, which are presented net of applicable costs. These revenues increased $1,534 (3.4%) through the third quarter of fiscal 2020.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.0% of revenue for the first nine months of fiscal 2020, compared to 20.9% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 9.2% of fuel revenue for the first nine months of fiscal 2020 compared to 8.1% for the first nine months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 23.0 cents for the first nine months fiscal 2020 compared to 20.8 cents in the prior year. Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 32.5% of grocery and other merchandise revenue, compared to 32.2% in the prior year, due to a favorable shift in product mix to higher margin items. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 61.1% of revenue, compared to 62.2% in the prior year, due to higher commodity costs and increased promotional activity.
Operating expenses increased by $85,440 (8.2%) in the first nine months of fiscal 2020 from the comparable period in the prior year, primarily due to operating 70 more stores than a year ago and increases in technology costs. Same store operating expenses excluding credit card fees were up 3.8% for the first nine months of fiscal 2020.
Depreciation and amortization expense increased 2.5% to $185,981 for the first nine months of fiscal 2020 from $181,520 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months. The expense for the first nine months of fiscal 2020 was lower than expected, due to an approximately $5 million adjustment related to the useful lives of underground storage tanks.
The effective tax rate decreased to 23.4% in the first nine months of fiscal year 2020 compared to 23.6% in the same period of fiscal year 2019. The decrease in the effective tax rate was due to a reduction in unfavorable permanent differences, offset by the one-time benefit in the prior year from adjusting the Company’s deferred tax assets and liabilities for enacted state law changes.
Net income increased by $23,081 (12.9%) to $201,755 from $178,674 in the prior year. The increase in net income was primarily due to operating 70 more stores than a year ago and growth in fuel gross profit dollars.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2020 and 2019:

	Three months ended		Nine months ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Net income	$33,959	41,835	$201,755	178,674
Interest, net	13,209	13,310	39,613	41,907
Federal and state income taxes	9,080	12,260	61,711	55,139
Depreciation and amortization	63,285	61,324	185,981	181,520
EBITDA	$119,533	128,729	$489,060	457,240
Loss on disposal of assets and impairment charges	858	29	2,115	1,159
Adjusted EBITDA	$120,391	128,758	$491,175	458,399
For the three months ended January 31, 2020, EBITDA and Adjusted EBITDA decreased 7.1% and 6.5%, respectively, when compared to the same period a year ago. The decreases are primarily due to to lower relative fuel contribution and higher operating expenses. For the nine months ended January 31, 2020, EBITDA and Adjusted EBITDA increased 7.0% and 7.2%, respectively, when compared to the same period a year ago.  The increases are primarily due to operating 70 more stores than a year ago and growth in fuel gross profit dollars.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2019, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2020.
Liquidity and Capital Resources (Dollars in Thousands)
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2020, the Company’s ratio of current assets to current liabilities was 0.35 to 1. The ratio at January 31, 2019 and April 30, 2019 was 0.76 to 1 and 0.69 to 1, respectively. The decrease in the ratio is primarily attributable to the reclassification of $569,000 5.22% Senior notes to current liabilities as they are due on August 9, 2020. Management intends to refinance the 5.22% Senior notes.

Management believes that the Company’s current Bank Line of $25,000, its Credit Facility of $300,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $21,951 (5.8%) in the nine months ended January 31, 2020 from the comparable period in the prior year. Cash used in investing in the nine months ended January 31, 2020 increased $44,711 (13.6%) over prior year, in line with projected annual expenditures. Cash used in financing decreased $22,513 (32.5%), primarily due to reductions in share buyback activity.
Capital expenditures represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2020, the Company expended $376,551, primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $332,186 for the comparable period in the prior year. The Company anticipates spending $516 million in fiscal 2020, primarily for construction, acquisition and remodeling of stores, sourced primarily from existing cash, funds generated by operations, and the prior year issuance of senior notes.

As of January 31, 2020, the Company had long-term debt of $715,121, (net of current maturities and debt issuance costs of $577,743), $150,000 in principal amount of 3.67% Senior Notes, Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $15,121 of finance lease obligations. The Company also has a $25,000 bank line of credit with $11,000 outstanding at January 31, 2020, and a $300,000 credit facility with $65,000 outstanding at January 31, 2020. Current maturities of long-term debt is primarily comprised of $569,000 in principal amount of 5.22% Senior notes due on August 9, 2020 and $7,500 in principal amount of 5.72% Senior notes due on March 30, 2020.
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
Cautionary Statements (Dollars in Thousands)

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, results of operations, business strategy, strategic plans, short-term and long-term business operations and objectives, and financial needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30 2019:

Industry. Our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive customer, employee or vendor data, or the failure to comply with applicable regulations relating to data security and privacy; the convenience store industry is highly competitive; the volatility of wholesale petroleum costs could adversely affect our operating results; general economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations; governmental action and campaigns to discourage tobacco and nicotine use and other tobacco products may have a material adverse effect on our revenues and gross profit; consumer or other litigation could adversely affect our financial condition and results of operations; increased credit card expenses could increase operating expenses; developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel; and, wholesale cost and tax increases relating to tobacco and nicotine products could affect our operating results.

Our Business: Food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; we may experience difficulties implementing and realizing the results of our value creation plan; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for customer interaction, could adversely affect our financial results; unfavorable weather conditions can adversely affect our business; because we depend on our management’s and other employees’ experience and knowledge of our industry, we could be adversely affected were we to lose, or experience difficulty in recruiting and retaining, any such members of our team; we rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we may experience increased costs, disruptions or other difficulties with the implementation, operation and functionality of our new enterprise resource planning system; control deficiencies could prevent us from accurately and timely reporting our financial results; our operations present hazards and risks which may not be fully covered by insurance, if insured; we may not be able to identify, acquire, and integrate new properties and stores, which could adversely affect our ability to grow our business; covenants in our senior notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests. Failure to comply with these requirements could have a material impact to us; compliance with and changes in tax laws could adversely affect our performance; we are subject to extensive governmental regulations; the dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities; and, the prices of “RINs” fluctuate widely.

Other: The market price for our common stock has been and may in the future be volatile, which could cause the value of your investment to decline; any issuance of shares of our common stock in the future could have a dilutive effect on your investment; and, Iowa law and provisions in our charter documents may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2020 would have no material effect on pretax earnings.
We do from time to time, participate in a forward buy of certain commodities. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.

Item 1A. Risk Factors

There have been no material changes in our “risk factors” from those previously disclosed in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter:
November 1 - November 30, 2019	—	$—	—	$300,000,000
December 1 - December 31, 2019	—	—	—	300,000,000
January 1 - January 31, 2020	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
    On March 7, 2018, the Company announced a share repurchase program, whereby the Company is authorized to repurchase up to an aggregate of $300 million of the Company’s outstanding common stock. On March 6, 2020, the authorization was extended through the end of the Company’s 2022 fiscal year.  The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time.  No stock was repurchased in the quarter related to the authorization.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2a	Fourth Amended and Restated Bylaws, as amended September 5, 2018, June 28, 2019 and September 5, 2019 (incorporated by reference to Exhibit 3.2a to Form 10-Q filed September 9, 2019)
10.51	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 19, 2019)
10.52
Performance-Based Restricted Stock Units Agreement (Special Strategic Grant to Darren M. Rebelez) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 26, 2019)

10.53*	Restricted Stock Units Agreement (Make-Whole Award to Thomas P. Brennan) under 2018 Stock Incentive Plan
10.54*	Restricted Stock Units Agreement (Make-Whole Award to Chad Frazell) under 2018 Stock Incentive Plan
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of William J. Walljasper under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of William J. Walljasper under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 9, 2020	By:	/s/ William J. Walljasper
William J. Walljasper
	Its:	Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)