Form 10-K
period 2020-04-30
CASEYS GENERAL STORES INC
filed 2020-06-26
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from February 1, 2020 to April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2019, was approximately $6.3 billion based on the closing sales price ($170.81 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 9, 2020
Common Stock, no par value per share	36,849,324 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2020.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
Casey’s General Stores, Inc. (“Casey’s”) and its wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company” or “we”) operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 16 Midwestern states, primarily in Iowa, Missouri, and Illinois. The Company also operates two stores under the name "Tobacco City", selling primarily tobacco and nicotine products, one liquor store, and one grocery store. The Casey's Stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. In addition, all but three offer fuel for sale on a self-service basis. Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2020, there were a total of 2,207 stores in operation. There were 60 stores newly constructed in fiscal 2020. We closed 13 stores in fiscal 2020. We also acquired 18 additional stores in fiscal 2020; 11 of those stores were opened in fiscal 2020, and seven will be opened during the 2021 fiscal year. Finally, we opened three acquisitions purchased in the prior year. Two distribution centers are in operation (in Ankeny, Iowa adjacent to the Store Support Center and in Terre Haute, Indiana) from which grocery and general merchandise items are supplied to our stores. Additionally, the Company is currently constructing a third distribution center in Joplin, Missouri. Casey’s, with the Store Support Center located at One SE Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967.
Approximately 56% of all our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 19% of our stores were opened in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
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
General
We seek to meet the needs of residents of smaller towns through quality products at competitive prices with courteous service in clean stores at convenient locations. Smaller communities often are not served by national-chain convenience stores. We have succeeded at operating Casey’s Stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these offerings. We currently own most of our real estate, including substantially all of our stores, both distribution centers, a construction and support services facility, and the Store Support Center facility.
The Company derives its revenue primarily from the retail sale of fuel and the products offered in our stores. Our sales historically have been strongest during the first and second fiscal quarters (May through October) relative to the third and fourth fiscal quarters (November through April). In warmer weather, guests tend to purchase greater quantities of fuel and certain convenience items such as beer, isotonics, water, soft drinks, and ice.
Corporate Subsidiaries
Casey's Marketing Company (the "Marketing Company") and Casey's Services Company (the "Services Company") were organized as Iowa corporations in March 1995. Casey’s Retail Company (the "Retail Company") was organized as an Iowa corporation in April 2004. CGS Stores, LLC was organized in April 2019 as an Iowa limited liability company. Heartland Property Company, LLC was organized in September 2019 as a Delaware limited liability company. The Marketing Company, Services Company, and Retail Company are wholly-owned subsidiaries of Casey’s. CGS Stores, LLC and Heartland Property Company, LLC are wholly-owned subsidiaries of the Marketing Company.
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
Store Operations
Products Offered
Each Casey’s Store typically carries over 3,000 food and nonfood items. Many of the products offered are those generally found in a supermarket. The selection is generally limited to one or two well-known brands of each item stocked. Most of our staple food products are nationally advertised brands, and we also have an assortment of Casey's proprietary branded products. Stores sell regional brands of dairy and bakery products, and 1,887 (85.5%) of the stores offer beer. Our nonfood items include tobacco and nicotine products, health and beauty aids, school supplies, housewares, pet supplies, and automotive products.
All but three Casey’s Stores offer retail motor fuel products for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name.
It is our practice to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of kitchens, which now are in the majority of stores. The kitchens sell sandwiches, fountain drinks, and other items that have gross profit margins higher than those of general staple goods. As of April 30, 2020, the Company was selling donuts in 2,199 (99.6%) of our stores in addition to cookies, brownies, and other bakery items. The Company installs donut-making equipment in all newly constructed stores.
We began marketing made-from-scratch pizza in 1984, and it was available in 2,198 stores (99.6%) as of April 30, 2020. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which currently includes ham and cheese sandwiches, pork, chicken, and sausage sandwiches, chicken tenders, pizza bites, popcorn chicken, breakfast croissants and biscuits, breakfast pizza, hash browns, quarter-pound hamburgers and cheeseburgers, potato cheese bites and other seasonal items. 1,553 (70.4%) stores currently offer made-to-order sub sandwiches.
The growth in our proprietary prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 39% of our total revenue, but they have resulted in approximately 75% of our revenue less cost of goods sold (excluding depreciation and amortization). Revenue less cost of goods sold (excluding depreciation and amortization) as a percentage of revenue on prepared food items averaged approximately 61% during the three fiscal years ended April 30, 2020—substantially higher than the impact of retail sales of fuel, which averaged approximately 9%.

Store Design
Casey’s Stores are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The current larger store design measures 46 feet by 130 feet with approximately 3,000 square feet devoted to sales area, 600 square feet to kitchen space, 400 square feet to storage, and 2 large public restrooms. There is also a smaller store design that is generally designated for smaller communities that measures 39 feet by 86 feet, with approximately 1,550 square feet devoted to sales area with the remaining areas similar in size. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 5 to 10 islands of fuel dispensers and storage tanks with capacity for 60,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of guest traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature our bright red and yellow sign which displays Casey’s name and service mark.
All Casey’s Stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate guest traffic patterns. As of April 30, 2020, we operated 38 stores on a 24-hour basis, and another 307 that have expanded hours. Store hours as of year-end reflect temporarily adjusted hours in response to the COVID-19 pandemic. Prior to the COVID-19 pandemic, we operated 633 stores on a 24-hour basis and another 1,407 stores with expanded hours. All stores maintain a bright, clean interior and provide prompt checkout service.
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
Fuel Operations
Fuel sales are an important part of our revenue and earnings. Approximately 60% of Casey’s total revenue for the year ended April 30, 2020 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the last three fiscal years ended April 30:

	Year ended April 30,
	2020	2019	2018
Number of gallons sold	2,293,609	2,296,030	2,198,600
Total retail fuel sales	$5,517,412	$5,848,770	$5,145,988
Percentage of total revenue	60.1%	62.5%	61.3%
Percentage of revenue less cost of goods sold (excluding depreciation and amortization and credit card fees)	11.1%	8.0%	7.9%
Average retail price per gallon	$2.41	$2.55	$2.34
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees)	26.81 ¢	20.30 ¢	18.50 ¢
Average number of gallons sold per store*	1,055	1,097	1,087

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Retail prices of fuel during the year decreased 5.5% from prior year. The total number of gallons we sold during this period decreased by 0.1%. Over the course of the last year, the Company, as part of its evolving strategy around fuel price optimization, has been more proactive and balanced to grow profitability, which has partially contributed to higher fuel margins and lower same-store fuel gallons sold during that time. Additionally, shelter in place restrictions due to the COVID-19 pandemic diminished overall demand during the last two months of the fiscal year.
Percentage of revenue less cost of goods sold (excluding depreciation and amortization and credit card fees) represents the fuel gross profit divided by the gross fuel sales dollars. As retail fuel prices fluctuate in a period of consistent gross margin per gallon, the percentage will also fluctuate in an inverse relationship to fuel price. For additional information concerning the Company’s fuel operations, see Item 7 herein.
Distribution and Wholesale Arrangements
The Marketing Company supplies all stores with groceries, food, health and beauty aids, and general merchandise from the distribution centers. The stores place orders for merchandise electronically to the Store Support Center in Ankeny, and the orders are filled with shipments in Company-operated delivery trucks from one of the distribution centers, based on route optimization for the fleet network. All of our existing and most of our proposed stores are within the two distribution centers' optimum efficiency range—a radius of approximately 500 miles around each distribution center.
In fiscal 2020, a majority of the food and nonfood items supplied to stores from the distribution centers were purchased directly from manufacturers. With few exceptions, long-term supply contracts are not entered into with the suppliers of products sold by Casey’s Stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
Personnel
On April 30, 2020, we had 17,282 full-time team members and 19,871 part-time team members. We have not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its team members.
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
Trademarks and Service Marks
The names "Casey’s" and “Casey’s General Store” and the marks consisting of the Casey’s design logos (with the words “Casey’s General Store”) and the weathervane are registered trademarks and service marks under federal law. We believe these marks are of material importance in promoting and advertising the Company’s business. The Company has a number of other registered and unregistered trademarks and service marks that are significant to the Company from an operational and branding perspective (e.g. "Casey’s Pizza", "Casey's Famous for Pizza", "Casey's Here for Good", etc.).

Government Regulation (dollars in thousands)
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, our new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 5,025 USTs, 4,152 of which are fiberglass and 873 are steel, and we believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2020 and 2019, we spent approximately $718 and $774, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2020, approximately $23,695 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2020, we had an accrued liability of $328 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described in this report before making a decision to invest in our securities. If any of such risks actually occur, our business, financial condition, and/or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline and you might lose all or part of your investment.

Risks Related to Our Industry

Pandemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results.

Pandemics or disease outbreaks such as COVID-19 have, and may continue to have, adverse impacts on the Company’s business. These include, but are not limited to, decreased store traffic and changed guest behavior, decreased demand for our fuel, prepared food and other convenience offerings, decreased or slowed unit/store growth, issues with our supply chain, including difficulties obtaining certain items sold at our stores or that our guests may demand, issues with respect to our team members’ health, working hours and/or ability to perform their duties, and increased costs to the Company in response to these changing conditions and to protect the health and safety of our team members and guests.

In addition, the general economic and other impacts related to responsive actions taken by governments and others to mitigate the spread of COVID-19, including but not limited to “stay-at-home,” “shelter-in-place” and other travel restrictions, social distancing requirements, limitations on certain businesses’ hours and operations, limits on public gatherings and other events, and restrictions on how certain products can be sold and offered to our guests, have, and may continue to, result in similar declines in store traffic and overall demand, increased operating costs, and decreased or slower unit/store growth. Further, although the Company’s business has been deemed an “essential service” by many public authorities, allowing our operations to continue (in some cases in a modified manner), there are no guarantees the designation will continue, or be applied during a future pandemic or COVID-19 outbreak, which would require us to reduce our operations and potentially close stores for an undetermined period of time.

We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its impact to the general economy, our guests or our operating results; however, its effects could be material and last for an extended period of time.

Our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive guest, team member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy.

In the normal course of our business, we obtain and have access to large amounts of personal data, including but not limited to credit and debit card information, personally identifiable information and other data from and about our guests, team members, and suppliers. While we invest significant resources and have engaged professional advisers in the protection of such data and information, our IT systems, and incident response programs, and maintain what we believe are adequate security controls, a compromise or a breach in our systems, or other data security or privacy incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.

A data security or privacy incident of any kind could expose us to risk in terms of the loss, unauthorized release, disclosure or acquisition of sensitive guest, team member or supplier data, and could result in litigation or other regulatory action being brought against us and damages, monetary and other claims made by or on behalf of the payment card brands, guests, team members, shareholders, financial institutions and governmental agencies. Such claims could give rise to substantial monetary damages and losses which are not covered, or in some instances fully covered, by our insurance policies and which could adversely affect our reputation, results of operations, financial condition and liquidity. Moreover, a data security or privacy incident could require that we expend significant additional resources on mitigation efforts and to further upgrade the security and other measures that we employ to guard against, and respond to, such incidents.

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

Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 61% of total revenue and our fuel revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 25% of the total revenue less cost of goods sold excluding depreciation and amortization. Crude oil and domestic wholesale petroleum markets are, and in the recent past have been, marked by significant volatility. The overall economic impact of the COVID-19 pandemic, general political conditions, threatened or actual acts of war or terrorism, instability or other changes in oil producing regions, particularly in the Middle East and South America, and trade, economic or other disagreements between oil producing nations, can, and recently have, significantly affected crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or, in our case, the level of fuel contracts that we have that guarantee an uninterrupted, unlimited supply of fuel. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

Current economic conditions, including those resulting from the COVID-19 pandemic, higher interest rates, higher fuel and other energy costs, inflation, increases or fluctuations in commodity prices such as cheese and coffee, higher levels of unemployment, higher consumer debt levels and lower consumer discretionary spending, higher tax rates and other changes in tax laws or other economic factors may affect input costs and consumer spending or buying habits, and could adversely affect the costs of the products we sell in our stores and the consumer demand for such products. Unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, and can cause guests to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines, and in turn have an adverse impact on our business, financial condition and results of operations.

Governmental action and campaigns to discourage tobacco and nicotine use and other tobacco products may have a material adverse effect on our revenues and gross profit.

Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns and regulations to discourage tobacco and nicotine use and limit the sale of such products, including but not limited to certain actions taken to increase the minimum age in order to purchase such products, have resulted or may in the future result in, reduced industry volume and consumption levels, and could materially affect the retail price of cigarettes, unit volume and revenues, gross profit, and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Also, increasing regulations for e-cigarettes and vapor products could offset some of the revenue growth we have experienced from selling these types of products.

Consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail operations are characterized by a high volume of guest traffic and by transactions involving a wide array of product selections, including prepared food. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to personal injury, bad fuel, product liability, accessibility, data security and privacy and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected.

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

A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movement result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2020, 2019, and 2018, were approximately $145 million, $140 million, and $123 million, respectively.

Developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel.

Technological advances and consumer behavior in reducing fuel use and governmental mandates to improve fuel efficiency could lessen the demand for our largest revenue product, petroleum-based motor fuel, which may have a material adverse effect on our business, financial condition, and results of operation. Changes in our climate, including the effects of greenhouse gas emissions in the environment, may lessen demand or lead to additional government regulation. In addition, a shift toward electric, hydrogen, natural gas or other alternative fuel-powered vehicles, including driverless motor vehicles, could fundamentally change the shopping and driving habits of our guests or lead to new forms of fueling destinations or new competitive pressure. Any of these outcomes could potentially result in fewer guest visits to our stores, decreases in sales revenue across all categories or lower profit margins, which could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost and tax increases relating to tobacco and nicotine products could affect our operating results.

Sales of tobacco and nicotine products have averaged approximately 11% of our total revenue over the past three fiscal years, and our tobacco and nicotine revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 10% of the total revenue less cost of goods sold excluding depreciation and amortization for the same period. Any significant increases in wholesale cigarette and related product costs or tax increases on tobacco or nicotine products may have a materially adverse effect on unit demand for cigarettes (or related products). Currently, major cigarette and tobacco and nicotine manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes and related products. In the event these rebates are no longer offered or decreased, our wholesale cigarette and related product costs will increase accordingly. In general, we attempt to pass price increases on to our guests. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes and related products, cigarette or related product unit volume and revenues, merchandise revenue less cost of goods sold excluding depreciation and amortization, and overall guest traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation.

Instances or reports of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, transportation, storage, preparation or service, have in the past significantly damaged the reputations and impacted the sales of companies in the food processing, grocery, quick service and “fast casual” restaurant sectors, and could affect us as well. Any instances of, or reports linking us to, food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brand and severely hurt sales of our prepared food products and possibly lead to product liability and personal injury claims, litigation (including class actions), government agency investigations and damages. In addition, guest preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of our products, which could cause a decline in demand for those products and adversely impact our sales.

Any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results.

Our continued success depends on our ability to remain relevant with respect to consumer needs and wants, attitudes toward our industry, and our guests’ preferences for ways of doing business with us, particularly with respect to digital engagement, contactless delivery, curb-side pick-up and other non-traditional ordering and delivery platforms. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, offer a favorable mix of products, and refine our approach as to how and where we market, sell and deliver our products. This risk is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, it could have a material adverse effect on our business, financial condition and results of operations.

We rely on our information technology systems, and a number of third-party vendor platforms, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on our information technology (IT) systems, and a number of third-party vendor platforms, to manage and operate numerous aspects of our business, provide analytical information to management and serve as a platform for our business continuity plan. Our IT systems, and the technology platforms provided by our vendors, are an essential component of our business and growth strategies, and a serious disruption to these could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of, or loss of access to, data and information, security breaches or other security incidents, and computer viruses or attacks. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.

A significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business.

We rely on our distribution and transportation network, and the networks of our direct store delivery partners, to provide products to our stores in a timely and cost-effective manner. Products are either moved from supplier locations to our distribution centers, or delivered directly to our stores. Deliveries to our stores occur from the distribution centers or directly from our suppliers. Any disruption, unanticipated or unusual expense or operational failure related to this process could affect our store operations negatively.

We also depend on regular deliveries of products to and from our facilities and stores that meet our specifications. In addition, we may have a single supplier or limited number of suppliers for certain products. While we believe there are adequate reserve quantities and alternative suppliers, shortages or interruptions in the receipt or supply of products caused by unanticipated demand, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other economic conditions could adversely affect the availability, quality and cost of products, and our operating results.

We may experience difficulties implementing and realizing the results of our strategic plan.

In January 2020, Casey’s unveiled an updated, long-term/strategic plan, centered around four strategic objectives: reinvigorate hospitality and the guest experience; be where the guest is; best-in-class efficiencies; and, invest in our people and culture. While we have invested, and will continue to invest, significant resources in our team and in planning, development, project management, and implementation of the plan, it is possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Further, the intended results of the plan may not be realized as anticipated. Any such issues could adversely affect our operations and negatively impact our business, results of operations and financial condition.

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

Because we depend on our management’s and other team members’ experience and knowledge of our industry, we could be adversely affected were we to lose, or experience difficulty in recruiting and retaining, any such members of our team.

We are dependent on the continued knowledge and efforts of our management team and other key team members. If, for any reason, our executives do not continue to be active in management, or we lose such persons, or other key team members, or we fail to identify and/or recruit for current or future positions of need, our business, financial condition or results of operations could be adversely affected. We also rely on our ability to recruit qualified drivers, store and field management and other store personnel. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business and results of operations.

We may experience increased costs, disruptions or other difficulties with the implementation, operation and functionality of our enterprise resource planning system.

We are engaged in a phased implementation of an enterprise resource planning (ERP) system, which will replace or enhance certain internal financial and operating systems that are critical to our business operations.  The implementation, operation, and functionality of the ERP system has and will continue to require a significant investment of human, technological, and financial resources. While we have invested, and continue to invest, significant resources in planning, project management, consulting, and training, it is possible that significant implementation, operational, and functionality issues may arise during the course of implementing and utilizing the ERP system, and it is further possible that we may experience significant delays, increased costs, and other difficulties that are not presently contemplated.  Any significant disruptions, delays, deficiencies, or errors in the design, implementation, and utilization of the ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results, and negatively impact our business, results of operations and financial condition. Additionally, if we do not effectively implement and utilize the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

An important part of our growth strategy has been to purchase properties on which to build our stores, and in certain instances, acquire other convenience stores that complement our existing stores or broaden our geographic presence. We expect to continue pursuing acquisition opportunities, which involve risks that could cause our actual growth or operating results to differ materially from our expectations or the expectations of securities analysts. These risks include, but are not limited to, the inability to identify and acquire suitable sites at advantageous prices; competition in targeted market areas; difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire; difficulties associated with our existing financial controls, information systems, management resources and human resources needed to support our future growth; difficulties with hiring, training and retaining skilled personnel; difficulties in adapting distribution and other operational and management systems to an expanded network of stores; difficulties in adopting, adapting to or changing the business practices, models or processes of stores or chains we acquire; difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores; difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores; the potential diversion of our management’s attention from focusing on our core business due to an increased focus on acquisitions; and, challenges associated with the consummation and integration of any future acquisition.

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

Our business is subject to extensive governmental laws and regulations that include, but are not limited to, those relating to environmental protection and remediation; the preparation, sale and labeling of food; minimum wage, overtime and other employment laws and regulations; compliance with the Patient Protection and Affordable Care Act and the Americans with Disabilities Act; legal restrictions on the sale of alcohol, tobacco and nicotine products, money orders, lottery/lotto and other age-restricted products; compliance with the Payment Card Industry Data Security Standards and similar requirements; compliance with the Federal Motor Carriers Safety Administration regulations; and, securities laws and Nasdaq listing standards. In addition, during the COVID-19 pandemic, the Company was, and continues to be, subject to responsive actions taken by governments and others to mitigate the spread of COVID-19, which resulted in decreased store traffic and certain changes to how we operate our stores and offer certain products for sale to our guests. The effects created by these, including the costs of compliance with these laws and regulations, is substantial, and a violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to these, and other factors: a deviation in our results from the expectations of public market analysts and investors; statements by research analysts about our common stock, company, or industry; changes in market valuations of companies in our industry and market evaluations of our industry generally; additions or departures of key personnel; actions taken by our competitors; sales or repurchases of common stock by the Company or other affiliates; and, other general economic, political, or market conditions, many of which are beyond our control.

The market price of our common stock will also be affected by our quarterly operating results and same store sales results, which may be expected to fluctuate. Some of the factors that may affect our quarterly results and same store sales include general, regional, and national economic conditions; competition; unexpected costs; changes in retail pricing, consumer trends, and the number of stores we open and/or close during any given period; and the costs of compliance with corporate governance and other legal requirements. Other factors are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may not be able to resell your shares of our common stock at or above the price you pay.

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

Although the Company began a phased declassification of its board of directors over a three-year period starting with the Company’s 2019 annual shareholders’ meeting, its board of directors remains partially staggered. Our staggered board, along with other provisions of our articles of incorporation and bylaws and Iowa corporate law, could make it more difficult for a third party to acquire us or remove our directors by means of a proxy contest, even if doing so would be beneficial to our shareholders. For example, the Iowa Business Corporation Act (the “Act”) prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. Further, the Act permits a board of directors, in the context of a takeover proposal, to consider not only the effect of a proposed transaction on shareholders, but also on a corporation’s team members, suppliers, guests, creditors, and on the communities in which the corporation operates. These provisions could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

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
We own the Store Support Center (built in 1990) and both distribution centers. Located on an approximately 57-acre site in Ankeny, Iowa, the Store Support Center, our first distribution center, and our vehicle service and maintenance center occupy a total of approximately 375,000 square feet. We also own a building near the Store Support Center where our construction and support services departments operate. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 300,000 square feet of warehouse space. We are currently in the process of constructing a third distribution center located in Joplin, Missouri. The new distribution center is expected to provide approximately 230,000 square feet of available space.
On April 30, 2020, we also owned the land at 2,181 store locations and the buildings at 2,189 locations and leased the land at 26 locations and the buildings at 18 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 36,806,325 shares of common stock outstanding at April 30, 2020 had a market value of approximately $5.6 billion. On that date, there were 1,583 shareholders of record.
Common Stock Market Prices

Calendar 2018	High	Low	Calendar 2019	High	Low	Calendar 2020	High	Low
Q1	$128.51	$105.45	Q1	$138.45	$122.86	Q1	$181.99	$114.01
Q2	$110.83	$90.42	Q2	$156.82	$127.75
Q3	$130.74	$102.47	Q3	$173.31	$154.58
Q4	$137.08	$116.23	Q4	$179.21	$152.05
Dividends
We began paying cash dividends during fiscal 1991. The dividends declared in fiscal 2020 totaled $1.28 per share. The dividends declared in fiscal 2019 totaled $1.16 per share. On June 3, 2020, the Board of Directors declared a quarterly dividend of $0.32 per share payable August 17, 2020, to shareholders of record on August 3, 2020. The Board typically reviews the dividend every year at its June meeting.
The cash dividends declared during the calendar years 2018 through 2020 were as follows:

Calendar 2018	Cash dividend declared	Calendar 2019	Cash dividend declared	Calendar 2020	Cash dividend declared
Q1	$0.260	Q1	$0.290	Q1	$0.320
Q2	0.290	Q2	0.320	Q2	0.320
Q3	0.290	Q3	0.320
Q4	0.290	Q4	0.320
	1.130		1.250
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Fourth Quarter:
February 1-29, 2020	—	$—	—	$300,000,000
March 1-31, 2020	—	—	—	300,000,000
April 1-30, 2020	—	—	—	$300,000,000
Total	—	$—	—	$300,000,000

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

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
Statement of Income Data

	Years ended April 30,
	2020	2019	2018	2017	2016
Total revenue	$9,175,296	$9,352,910	$8,391,124	$7,506,587	$7,122,086
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	7,030,612	7,398,186	6,621,731	5,825,426	5,508,465
Operating expenses	1,498,043	1,391,279	1,283,046	1,172,328	1,053,805
Depreciation and amortization	251,174	244,387	220,970	197,629	170,937
Interest, net	53,419	55,656	50,940	41,536	40,173
Income before income taxes	342,048	263,402	214,437	269,668	348,706
Federal and state income taxes	78,202	59,516	(103,466)	92,183	122,724
Net income	$263,846	$203,886	$317,903	$177,485	$225,982
Basic earnings per common share	$7.14	$5.55	$8.41	$4.54	$5.79
Diluted earnings per common share	$7.10	$5.51	$8.34	$4.48	$5.73
Weighted average number of common shares outstanding—basic	36,956	36,710	37,778	39,125	39,016
Weighted average number of common shares outstanding—diluted	37,186	36,975	38,132	39,579	39,422
Dividends declared per common share	$1.28	$1.16	$1.04	$0.96	$0.88
Balance Sheet Data

	As of April 30,
	2020	2019	2018	2017	2016
Current assets	387,250	$410,580	$396,840	$350,685	$325,885
Total assets	$3,943,892	3,731,376	3,469,927	3,020,102	2,726,148
Current liabilities	1,063,428	590,932	507,850	446,546	387,571
Long-term debt, net of current maturities	714,502	1,283,275	1,291,725	907,356	822,869
Shareholders’ equity	1,643,205	1,408,769	1,271,141	1,190,620	1,083,463

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and gallons in thousands, except per share amounts)
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.
Overview
The Company primarily operates convenience stores under the names "Casey's" and “Casey’s General Store” in 16 Midwestern states, primarily in Iowa, Missouri and Illinois. On April 30, 2020, there were a total of 2,207 stores in operation. All but three Casey's Stores offer fuel for sale on a self-serve basis and all carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of fuel and the products offered in our stores.

Approximately 56% of all Casey’s Stores were opened in areas with populations of fewer than 5,000 people, while approximately 19% of all stores were opened in communities with populations exceeding 20,000 persons. The Marketing Company operates two distribution centers, through which grocery and other merchandise, and prepared food and fountain items are supplied to our stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa. The other was opened in February 2016 in Terre Haute, Indiana. At April 30, 2020, the Company owned the land at 2,181 store locations and the buildings at 2,189 locations, and leased the land at 26 locations and the buildings at 18 locations. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, pop and ice.

The following table represents the roll forward of store growth through the fourth quarter of fiscal 2020:

Store Count
Stores at April 30, 2019	2,146
New store construction	60
Acquisitions	18
Acquisitions not opened	(7)
Prior acquisitions opened	3
Closed	(13)
Stores at April 30, 2020	2,207
Long-Term Strategic Plan
The Company announced an updated, long-term strategic plan in January 2020 focused on four strategic objectives: reinvigorate hospitality and the guest experience; be where the guest is; best-in-class efficiencies; and, invest in our people and culture. The Company's plan is based on building on our proud heritage and distinct advantages to become more contemporary through new capabilities, technology, data, and processes. We believe this will best position the Company to address rapidly evolving shifts in consumer habits and other macro retail trends.

COVID-19 and Fourth Quarter Results
During the fourth quarter of fiscal year 2020, the COVID-19 pandemic began to take hold throughout our footprint, as the number of reported infections within the sixteen states in which we operate increased. Starting in mid-March, governmental restrictions, including shelter in place and stay at home orders, a widespread shift to working from home, other efforts to restrict the spread of the outbreak, and our guests’ behavior in response to the pandemic resulted in a sharp, overall decline in store traffic. This resulted in lower demand for our products and a decrease in same-store sales. Because we were considered an “essential service” by public authorities, we continued to operate with minimal (and only temporary) store closings. While our stores remained open, the manner in which we served our guests required changes at many of our locations, including restrictions on self-service food and beverages, reduced prepared food offerings, limiting guest traffic in our stores and social distancing measures. In addition, due to the decrease in demand, and to enhance our cleaning procedures, many of our stores saw a reduction in store hours. Throughout the pandemic, however, we have not experienced any significant disruptions in our supply chain to date, despite the increased restrictions and uncertainty.
Our top priority throughout this pandemic has been the health and well-being of our team members, our guests, and our communities. As a result, we implemented the following changes across our store footprint:

•	provided additional compensation and operational bonuses for key field and support team members;

•	provided additional paid leave for impacted team members;

•	provided personal protective equipment for team members;

•	installed Plexiglas shields at our cash registers;

•	enhanced cleaning and hygiene practices;

•	implemented health checks in all our distribution centers;

•	designated exclusive shopping times for higher risk guests;

•	established 6-foot markings in our stores to encourage social distancing; and

•	implemented contact-less delivery.

•	provided free meals for all store and distribution center team members;

After a strong start to the fourth quarter, the Company’s results of operations for fiscal 2020 in the last half of the quarter were significantly impacted in all categories by the COVID-19 pandemic as follows:

Same-Store Sales	1st Half	2nd Half	4th quarter total
Fuel Gallons	2.9%	(32.2)%	(14.7)%
Grocery & Other Merchandise	4.9%	(9.3)%	(2.0)%
Prepared Food & Fountain	5.5%	(30.2)%	(13.5)%
Despite these impacts, however, during the fourth quarter, the Company reported $1.67 in diluted earnings per share compared to $0.68 per share for the same quarter a year ago. The increase was driven largely by an unprecedented fuel margin of 40.8 cents per gallon in the fourth quarter of fiscal 2020, compared to 18.6 cents per gallon in the fourth quarter of fiscal 2019, which was primarily due to declining wholesale fuel costs related to macro-economic factors in the oil industry. The fuel margin peaked at the beginning of April, and moderated throughout the remainder of the quarter. Same-store fuel gallons sold during the fourth quarter of fiscal 2020 were down 14.7%, compared to a decrease of 2.8% in the prior year.
Also in the fourth quarter of fiscal 2020, same-store sales of grocery and other merchandise decreased 2.0% with an average margin of 30.4%. In the prior year, same-store sales were up 5.7% with a 31.5% average margin. The average margin was adversely affected by stronger sales of lower margin products in the category. Prepared food and fountain same-store sales in the fourth quarter of fiscal 2020 were down 13.5% with an average margin of 60.0%. In the prior year, same-store sales were up 2.0% with a 62.2% average margin. The average margin was adversely impacted by higher commodity costs and increased promotional activity.
For the fourth quarter of fiscal 2020, operating expenses were up 6.2% to 367.5 million. Fourth quarter results were positively impacted by wage expense reductions related to a reduction in hours at the stores, along with lower credit card fees, offset by higher hourly wage rates and increased costs of cleaning and other pandemic-related supplies. Fourth quarter depreciation expense was consistent with prior year. Fourth quarter effective tax rate was higher than prior year, due primarily to larger prior year tax credits combined with lower pretax income.
As we continue to navigate through this near-term challenge, we made numerous adjustments in our business to maintain flexibility to ensure our continued long-term success, including deferring some discretionary capital spending, temporarily adjusting store hours to meet guest demand to optimize profitability, expanding third-party delivery opportunities, expanding delivery items beyond prepared foods, expanding online assortment available for sale and modifying prepared food production to reduce food waste. In parallel, we continue to move forward in executing on key elements of our long-term strategic plan.
While COVID-19 has resulted in, and will continue to bring, significant challenges and uncertainty, we believe that the strength of our brand and balance sheet position us well to emerge from the COVID-19 pandemic. However, given the uncertainties, we are unable to forecast or estimate the potential impact to our future operating results.
For more information related to the additional risks to the Company related to the COVID-19 pandemic, and certain conditions that may affect future performance, please refer to the “Risk Factors” section above in Item 1A. and “Forward-looking Statements” at the end of Item 7.
Fiscal 2020 Compared with Fiscal 2019
The Company’s results of operations for fiscal 2020 in the last two months of the year were significantly impacted in all categories by the COVID-19 pandemic. Total revenue for fiscal 2020 decreased 1.9% ($177,614) to $9,175,296. Retail fuel sales for the fiscal year were $5,517,412, a decrease of 5.7% primarily due to a 5.5% decrease in the price of fuel, which decreased fuel revenue by $321,444. Fuel gallons sold decreased 0.1% to 2.3 billion gallons, which decreased fuel revenue by an additional $5,835. The decrease in fuel revenue was offset by a $152,358 increase to $3,596,173 (4.4%) in grocery and other merchandise and prepared food and fountain, primarily due to operating 61 more stores than one year ago.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 23.4% for fiscal 2020 compared with 20.9% for the prior year. Fuel cents per gallon increased to 26.8 cents in fiscal 2020 from 20.3 cents in fiscal 2019 due to an unprecedented fourth quarter average fuel margin driven by macro-economic factors, as well as the Company's transition to a more balanced approach to fuel pricing and focus on optimizing gross profit dollars. The grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was relatively consistent at 32.0% in fiscal 2020 compared to 32.1% in fiscal 2019. The prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 60.9% from 62.2% during fiscal 2020, due mainly to higher commodity costs and increased promotional activity.
Operating expenses increased 7.7% ($106,764) in fiscal 2020 primarily due to operating 61 more stores than one year ago, and incremental expenses associated with the COVID-19 pandemic. The majority of all operating expenses are wages and wage-related costs.
Depreciation and amortization expense increased 2.8% ($6,787) to $251,174 in fiscal 2020 from $244,387 in fiscal 2019. The increase was due primarily to capital expenditures made in fiscal 2020 and fiscal 2019, primarily relating to new stores, offset by an adjustment to the useful lives of underground storage tanks.
The effective tax rate increased to 22.9% in fiscal 2020 from 22.6% in fiscal 2019. The increase in the effective tax rate was due to a one-time benefit in the prior year from adjusting the Company’s deferred tax assets and liabilities for enacted state law changes, offset by a one-time benefit related to net operating loss carrybacks in the current year enacted by the Coronavirus Aid, Relief and Economic Security (CARES) Act.
Net income increased to $263,846 in fiscal 2020 from $203,886 in fiscal 2019. The increase was due to increased fuel margin contribution and operating 61 more stores than one year ago.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2019, filed on June 28, 2019, for comparison of Fiscal 2019 to Fiscal 2018.
COMPANY TOTAL REVENUE AND REVENUE LESS COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) BY CATEGORY

	Years ended April 30,
	2020	2019	2018
Total revenue by category
Fuel	$5,517,412	$5,848,770	$5,145,988
Grocery and other merchandise	2,498,966	2,369,521	2,184,147
Prepared food and fountain	1,097,207	1,074,294	1,005,621
Other	61,711	60,325	55,368
	$9,175,296	$9,352,910	$8,391,124
Revenue less cost of goods sold (excluding depreciation and amortization) by category
Fuel	$614,847	$466,107	$406,811
Grocery and other merchandise	800,140	759,817	693,576
Prepared food and fountain	668,092	668,598	613,736
Other	61,605	60,202	55,270
	$2,144,684	$1,954,724	$1,769,393
INDIVIDUAL STORE COMPARISONS (1)

	Years ended April 30,
	2020	2019	2018
Average retail sales	$4,203	$4,449	$4,150
Average retail inside sales (3)	1,659	1,649	1,602
Average revenue less cost of goods sold (excluding depreciation and amortization) on inside items	674	679	643
Average retail sales of fuel	2,544	2,800	2,548
Average revenue less cost of goods sold (excluding depreciation and amortization) on fuel	280	223	202
Average operating income (2)	317	281	246
Average number of gallons sold	1,055	1,097	1,087

(1)	Individual store comparisons include only those stores that had been in operation for at least one full year and remained open on April 30 of the fiscal year indicated.

(2)
Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, and Company operating expenses not attributable to a particular store.

(3)	Inside sales is comprised of sales related to the grocery and other merchandise and prepared food and fountain categories

SAME STORE SALES BY CATEGORY (1)

	Years ended April 30,
	2020	2019	2018
Fuel gallons (2)	(5.1)%	(1.7)%	2.3%
Grocery and other merchandise (3)	1.9%	3.6%	1.9%
Prepared food and fountain (3)	(1.5)%	1.9%	1.7%

(1)
Same-store sales is a common metric used in the convenience store industry. We define same-store sales as the total sales increase (or decrease) for stores open during the full time of the periods being presented. When comparing quarterly data the store must be open for each entire quarter. When comparing annual data, the store must be open for each entire fiscal year being compared. Remodeled stores that remained open or were closed for just a very brief period of time (less than a week) during the period being compared remain in the same store sales comparison. If a store is replaced, either at the same location (razed and rebuilt) or relocated to a new location, it is removed from the comparison until the new store has been open for each entire period being compared. Newly constructed and acquired stores do not enter the calculation until they are open for each entire period being compared as well.

(2)
The decline in fuel gallons in fiscal 2020 as compared to fiscal 2019 was primarily due to shelter in place restrictions diminishing overall demand during the last two months of the fiscal year, as well as transitioning to a more balanced pricing approach that focuses on both gallon movement and margins.

(3)
The decline in same store sales growth for grocery and other merchandise and prepared food and fountain for 2020 as compared to 2019 was primarily due to slowing guest traffic related to the COVID-19 pandemic over the last two months of the fiscal year.

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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2020 and 2019, respectively:

	Three months ended		Years ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Net income	62,091	$25,212	$263,846	$203,886
Interest, net	13,806	13,749	53,419	55,656
Depreciation and amortization	65,193	62,867	251,174	244,387
Federal and state income taxes	16,491	4,377	78,202	59,516
EBITDA	$157,581	$106,205	$646,641	$563,445
Loss on disposal of assets and impairment charges	1,380	225	3,495	1,384
Adjusted EBITDA	$158,961	$106,430	$650,136	$564,829
For the three months ended April 30, 2020, EBITDA and Adjusted EBITDA were up 48.4% and 49.4% respectively, when compared to the same period a year ago. The increase was due primarily to gross profit dollar margin expansion from unprecedented average fuel margins driven by macro-economic factors. For the year ended April 30, 2020, EBITDA and Adjusted EBITDA were up 14.8% and 15.1% respectively. The increase was due primarily to gross profit dollar margin expansion in fuel and operating 61 more stores than the same period a year ago, offset by decreased fuel gallons sold.
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
Long-lived Assets
The Company periodically monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. Fair value is based on management’s estimate of the future cash flows to be generated and the amount that could be realized from the sale of assets in a current transaction between willing parties, which are considered Level 3 inputs (See Note 3 to the consolidated financial statements). The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company recorded impairment charges of $1,177 in fiscal 2020, $1,167 in fiscal 2019, and $507 in fiscal 2018, a portion of which was related to replacement store and acquisition activities. Impairment charges are a component of operating expenses.
Self-insurance
We are primarily self-insured for team member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year-end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $44,959 and $44,334 for the years ended April 30, 2020 and 2019, respectively.
Recent Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for a description of new accounting pronouncements applicable to the Company.
Liquidity and Capital Resources

Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2020, the Company’s ratio of current assets to current liabilities was 0.36 to 1. The ratio at April 30, 2019 and at April 30, 2018 was 0.69 to 1 and 0.78 to 1, respectively. The decrease in the ratio is primarily attributable to the reclassification of $569,000 5.22% Senior notes to current liabilities as they are due on August 9, 2020. The Company is in the process of refinancing the 5.22% Senior notes.
We believe our current $300,000 unsecured revolver, our $25,000 unsecured bank line of credit, current cash and cash equivalents, and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities decreased $26,300 (5.0%) for the year ended April 30, 2020, primarily due to a decrease in accounts payable, partially offset by an increase in net income and a decrease in inventories. Cash used in investing activities in the year ended April 30, 2020 increased $8,812 (1.9%) primarily due to an increase in new store construction, offset by a decrease in acquisition activity. Cash flows used in financing activities decreased $40,474, primarily due to reductions in share buyback activity.
Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2020, we expended $471,683 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $462,899 in the prior year. In fiscal 2021, we anticipate funding our capital expenditures primarily from existing cash, funds generated by operations, and long-term debt proceeds for our construction and acquisition of stores. Due to the continued uncertainty of COVID-19, guidance around capital expenditures will not be provided at this time. This will be reevaluated as conditions warrant.

In January 2019, the Company entered into a credit agreement that provides for a $300 million unsecured revolving credit facility which includes a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans (the "Credit Facility"). The Credit Facility contains an expansion option permitting the Company to request an increase of the Credit Facility from time to time up to an aggregate additional $150 million from the lenders or other financial institutions acceptable to the Company and the Administrative Agent, upon the satisfaction of certain conditions, including the consent of the lenders whose commitments would increase. The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company had $120,000 and $75,000 outstanding under the Credit Facility at April 30, 2020 and 2019 respectively.

Concurrently with this credit agreement, the Company also reduced its existing unsecured revolving line of credit from $150,000 to $25,000 (the "Bank Line"). The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the Bank Line was at a rate of 1.0% over the Index. There was $0 outstanding on the Bank Line at April 30, 2020 and 2019. The line of credit is due upon demand.
As of April 30, 2020, we had long-term debt and finance lease obligations of $714,502 (which is net of current maturities of $570,280) primarily consisting of: $150,000 in principal amount of 3.67% Senior Notes, Series A; $50,000 in principal amount of 3.75% Senior Notes, Series B; $50,000 in principal amount of 3.65% Senior Notes, Series C; $50,000 in principal amount of 3.72% Senior Notes, Series D; $150,000 in principal amount of 3.51% Senior Notes, Series E; $250,000 in principal amount of 3.77% Senior Notes, Series F; and $14,502 of finance lease obligations. Current maturities of long-term debt is primarily comprised of $569,000 in principal amount of 5.22% Senior notes.
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
Interest on the 3.67% Senior notes Series A and 3.75% Senior notes Series B is payable on the 17th day of each June and December. Principal on the Senior notes Series A and Series B is payable in various installments beginning June 17, 2022 (Series A) and December 17, 2022 (Series B) through December 2028. We may prepay the 3.67% and 3.75% Senior notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated June 17, 2013, between the Company and the purchasers of the Senior notes Series A and Series B.

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
To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of debt, and existing cash. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, the revolver, the bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.

The table below presents our significant contractual obligations, including interest, at April 30, 2020:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,451,662	$602,899	$70,963	$111,103	$666,697
Finance lease obligations	23,840	3,118	6,226	3,732	10,764
Operating lease obligations	34,064	1,829	3,531	3,369	25,335
Unrecognized tax benefits	8,907	—	—	—	—
Deferred compensation	15,079	—	—	—	—
Total	$1,518,488	$607,846	$80,720	$118,204	$702,796
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table.
At April 30, 2020, the Company had a total of $8,907 in gross unrecognized tax benefits. Of this amount, $7,059 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $354 as of April 30, 2020. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The IRS is currently examining tax year 2016 and 2017. The Company has no other ongoing federal or state income tax examinations. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $1,800 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.
Included in long-term liabilities on our consolidated balance sheet at April 30, 2020, was a $13,604 obligation for deferred compensation. Additionally, $1,037 was recognized in current liabilities as of April 30, 2020 related to deferred compensation. As the specific payment dates for a portion of the deferred compensation outstanding are unknown due to the unknown retirement dates of many of the participants, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table. However, known payments of $7,875 will be due during the next 5 years.

At April 30, 2020, we were partially self-insured for workers’ compensation claims in all 16 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $500 for general liability and auto liability and $350 for workers' compensation. To facilitate this agreement, letters of credit approximating $21,526 were issued and outstanding at April 30, 2020 and 2019, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

Forward-Looking Statements

This Form 10-K, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, short-term and long-term business operations and objectives, and the potential effects of COVID-19 on our business.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely above in Item 1A entitled “Risk Factors”:

Industry. Pandemics or disease outbreaks, such as COVID-19, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have and may in the future adversely affect our business operations, supply chain and financial results; our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive guest, team member or vendor data, or the failure to comply with applicable regulations relating to data security and privacy; the convenience store industry is highly competitive; the volatility of wholesale petroleum costs could adversely affect our operating results; general economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations; governmental action and campaigns to discourage tobacco and nicotine use and other tobacco products may have a material adverse effect on our revenues and gross profit; consumer or other litigation could adversely affect our financial condition and results of operations; increased credit card expenses could increase operating expenses; developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel; and, wholesale cost and tax increases relating to tobacco and nicotine products could affect our operating results.

Our Business: Food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results; we rely on our information technology systems, and a number of third-party vendor platforms, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we may experience difficulties implementing and realizing the results of our strategic plan; unfavorable weather conditions can adversely affect our business; because we depend on our management’s and other team members’ experience and knowledge of our industry, we could be adversely affected were we to lose, or experience difficulty in recruiting and retaining, any such members of our team; we may experience increased costs, disruptions or other difficulties with the implementation, operation and functionality of our enterprise resource planning system; control deficiencies could prevent us from accurately and timely reporting our financial results; our operations present hazards and risks which may not be fully covered by insurance, if insured; we may not be able to identify, acquire, and integrate new properties and stores, which could adversely affect our ability to grow our business; covenants in our senior notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests - failure to comply with these requirements could have a material impact to us; compliance with and changes in tax laws could adversely affect our performance; we are subject to extensive governmental regulations; and, the dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities.

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

Although we have attempted to list the important factors that presently affect the Company’s business and operating results, we further caution you that other factors we have not identified may in the future prove to be important in affecting our business and results of operations. We ask you not to place undue reliance on any forward-looking statements because they speak only of our views as of the statement dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2020, would have no material effect on pretax earnings.
We do, from time to time, participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable accounting guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2020 and 2019, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the self-insurance claim liability for workers’ compensation
As discussed in Notes 1 and 10 to the consolidated financial statements, at April 30, 2020, the Company was primarily self-insured for workers’ compensation claims. The self-insurance claim liability for workers’ compensation is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential variability in the liability estimates. Factors affecting the uncertainty of the claim liability include the (1) loss development factors, which includes the development time frame, and settlement patterns, and (2) expected loss rates, which includes litigation and adjudication direction, and medical treatment and cost trends.
We identified the assessment of the self-insurance claim liability for workers’ compensation as a critical audit matter. The evaluation of the key assumptions used to estimate the liability, specifically the loss development factors and expected loss rates involved significant measurement uncertainty requiring complex auditor judgment. Specialized skill and knowledge is necessary to evaluate the methods and key assumptions used to determine the liability.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to determine the self-insurance claim liability for workers’ compensation including controls over the selection of the methods used to determine the liability, and the loss development factors and expected loss rates. We involved actuarial professionals with specialized skill and knowledge, who assisted in:
–assessing the methods used by the Company’s external actuary by comparing them to generally accepted actuarial methods
–evaluating the loss development factors and expected loss rates used by the Company’s external actuary by comparing them to industry and regulatory trends.
/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Des Moines, Iowa
June 26, 2020

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Casey’s General Stores, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2020 and 2019, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated June 26, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Des Moines, Iowa
June 26, 2020

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$78,275	$63,296
Receivables	48,500	37,856
Inventories	236,007	273,040
Prepaid expenses	9,801	7,493
Income taxes receivable	14,667	28,895
Total current assets	387,250	410,580
Property and equipment, at cost
Land	872,151	792,601
Buildings and leasehold improvements	1,969,585	1,770,695
Machinery and equipment	2,369,361	2,236,123
Finance lease right-of-use assets	24,780	25,323
Construction in process	125,632	124,613
	5,361,509	4,949,355
Less accumulated depreciation and amortization	2,037,708	1,826,936
Net property and equipment	3,323,801	3,122,419
Other assets, net of amortization	71,766	41,154
Goodwill	161,075	157,223
Total assets	$3,943,892	$3,731,376
Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$120,000	$75,000
Current maturities of long-term debt	570,280	17,205
Accounts payable	184,800	335,240
Accrued expenses
Wages and related taxes	34,039	39,950
Property taxes	36,348	32,931
Insurance accruals	22,097	21,671
Other	95,864	68,935
Total current liabilities	1,063,428	590,932
Long-term debt and finance lease obligations, net of current maturities	714,502	1,283,275
Deferred income taxes	435,598	385,788
Deferred compensation	13,604	15,881
Insurance accruals, net of current portion	22,862	22,663
Other long-term liabilities	50,693	24,068
Total liabilities	2,300,687	2,322,607
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 36,806,325 and 36,664,521 shares issued and outstanding at April 30, 2020 and 2019, respectively	33,286	15,600
Retained earnings	1,609,919	1,393,169
Total shareholders’ equity	1,643,205	1,408,769
Total liabilities and shareholders’ equity	$3,943,892	$3,731,376
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2020	2019	2018
Total revenue	$9,175,296	$9,352,910	$8,391,124
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	7,030,612	7,398,186	6,621,731
Operating expenses	1,498,043	1,391,279	1,283,046
Depreciation and amortization	251,174	244,387	220,970
Interest, net	53,419	55,656	50,940
Income before income taxes	342,048	263,402	214,437
Federal and state income taxes	78,202	59,516	(103,466)
Net income	$263,846	$203,886	$317,903
Net income per common share
Basic	$7.14	$5.55	$8.41
Diluted	$7.10	$5.51	$8.34

Dividends declared per share	$1.28	$1.16	$1.04

(a) Includes excise taxes of approximately:	$1,063,000	$988,000	$919,000
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2017	38,765,821	$40,074	$1,150,546	$1,190,620
Net income	—	—	317,903	317,903
Dividends declared ($1.04 per share)	—	—	(39,060)	(39,060)
Exercise of stock options	40,377	1,377	—	1,377
Repurchase of common stock	(1,997,800)	(57,186)	(158,248)	(215,434)
Stock-based compensation	65,924	15,735	—	15,735
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	(4,140)
Net income	—	—	203,886	203,886
Dividends declared ($1.16 per share)	—	—	(42,471)	(42,471)
Exercise of stock options	71,546	2,290	—	2,290
Repurchase of common stock	(352,592)	—	(35,247)	(35,247)
Stock-based compensation	71,245	13,310	—	13,310
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	263,846	263,846
Dividends declared ($1.28 per share)	—	—	(47,096)	(47,096)
Exercise of stock options	66,638	2,958	—	2,958
Stock-based compensation	75,166	14,728	—	14,728
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2020	2019	2018
Cash flows from operating activities
Net income	$263,846	$203,886	$317,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,174	244,387	220,970
Stock-based compensation	18,129	16,410	18,800
Loss on disposal of assets and impairment charges	3,495	1,384	2,281
Deferred income taxes	49,810	45,337	(98,178)
Changes in assets and liabilities:
Receivables	(10,644)	7,189	(1,801)
Inventories	37,713	(29,648)	(38,406)
Prepaid expenses	(2,308)	(1,727)	3,413
Accounts payable	(140,151)	12,451	14,751
Accrued expenses	26,400	30,927	15,967
Income taxes	15,783	22,545	(30,053)
Other, net	(8,933)	(22,527)	(5,850)
Net cash provided by operating activities	504,314	530,614	419,797
Cash flows from investing activities
Purchase of property and equipment	(438,977)	(394,699)	(577,421)
Payments for acquisitions of businesses, net of cash acquired	(32,706)	(68,200)	(37,160)
Proceeds from sales of property and equipment	5,041	5,069	5,246
Net cash used in investing activities	(466,642)	(457,830)	(609,335)
Cash flows from financing activities
Proceeds from long-term debt	—	—	400,000
Repayments of long-term debt	(17,476)	(16,000)	(15,688)
Net borrowings of short-term debt	45,000	35,400	38,700
Proceeds from exercise of stock options	2,958	2,290	1,377
Payments of cash dividends	(45,951)	(41,430)	(38,780)
Repurchase of common stock	—	(37,479)	(214,683)
Tax withholdings on employee share-based awards	(7,224)	(5,948)	(4,426)
Net cash (used in) provided by financing activities	(22,693)	(63,167)	166,500
Net increase (decrease) in cash and cash equivalents	14,979	9,617	(23,038)
Cash and cash equivalents at beginning of year	63,296	53,679	76,717
Cash and cash equivalents at end of year	$78,275	$63,296	$53,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest, net of amount capitalized	$54,277	$56,306	$48,757
Cash paid (received) for income taxes, net	9,364	(11,433)	24,274
Noncash investing and financing activities
Noncash additions from adoption of ASC 842	22,635	—	—
Purchased property and equipment in accounts payable	5,328	15,616	12,014
Shares repurchased in accounts payable	—	—	2,232
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations: Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 2,207 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail revenue in 2020 by category are as follows: 60% fuel, 28% grocery and other merchandise, and 12% prepared food and fountain. The Company’s products are readily available, and the Company is generally not dependent on a single supplier or only a few suppliers.
Principles of consolidation: The consolidated financial statements include the financial statements of Casey’s General Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year have been reclassified to conform to current year presentation.
Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash equivalents: We consider all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents. Included in cash equivalents are money market funds and credit card, debit card and electronic benefits transfer transactions that process within three days.
Inventories: Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
The excess of replacement cost over the stated LIFO value was $87,546 and $80,814 at April 30, 2020 and 2019, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2020 and 2019:

	Years ended April 30,
	2020	2019
Fuel	$33,695	$83,204
Merchandise	202,312	189,836
Total inventory	$236,007	$273,040

The Company often receives vendor allowances on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. Vendor allowances include rebates and other funds received from vendors to promote their products. Vendor rebates, including billbacks, are treated as a reduction in cost of goods sold and are recognized primarily based on the purchase of product or shipment of product from the warehouse to the store, or sale of product to our guests. These are recognized in the period earned based on the applicable rebate agreement. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.
Renewable Identification Numbers (RINs) are recorded as a reduction in cost of goods sold in the period when the Company commits to a price and agrees to sell all of the RINs earned during a specified period. The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs. The Company does not record an asset on the balance sheet related to RINs that have not been validated and contracted. Warehousing costs are recorded within operating expenses on the consolidated statements of income.
Capitalized software implementation costs: The Company capitalizes expenditures related to the implementation of software as incurred. These costs are expensed on a straight-line basis within operating expenses over the contractual life of the contract with the related software provider. The useful lives utilized for capitalized software implementation costs range from 3-13 years. As of April 30, 2020 and April 30, 2019, the Company had recognized $38,593 and $27,873 of capitalized software implementation costs, respectively. The outstanding balance is recognized in other assets on the consolidated balance sheets.

Goodwill: Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of April 30, 2020 and 2019, there was $161,075 and $157,223 of goodwill, respectively. Management’s analysis of recoverability completed as of the fiscal year-end indicated no evidence of impairment for the years ended April 30, 2020, 2019, and 2018.
Depreciation and amortization: Depreciation of property and equipment are computed using the straight-line method over the following estimated useful lives:

Buildings	25-40 years
Machinery and equipment	5-40 years
Finance lease right-of-use assets	Lesser of term of lease or life of asset
Leasehold improvements	Lesser of term of lease or life of asset

The Company monitors stores and will accelerate depreciation if the expected life of the asset is reduced due to the expected remaining operation of the store or the Company’s plans. Construction in process is reported at cost and not subject to depreciation until the related asset is placed in service.

Store closings and asset impairment: The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins active marketing of the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets, as well as estimates provided by its own and/or third-party real estate experts.
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $1,177 in fiscal 2020, $1,167 in fiscal 2019, and $507 in fiscal 2018. Impairment charges are a component of operating expenses.
Excise taxes: Excise taxes approximating $1,063,000, $988,000, and $919,000 on retail fuel sales are included in total revenue and cost of goods sold for fiscal 2020, 2019, and 2018, respectively.
Income taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
Revenue recognition: The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the consolidated financial statements.
A portion of revenue from sales that include a redeemable box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the box top coupon or points. The amounts related to redeemable box top coupons and points are deferred until their redemption or expiration. Revenue related to the box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of April 30, 2020 and April 30, 2019, the Company recognized a contract liability of $11,180 and $6,931, respectively, related to the outstanding box top coupons and Casey's Rewards points, which is included in other accrued expenses on the consolidated balance sheets.

Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card.
Net income per common share: Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding during each of the years. Unvested shares under equity awards are treated as common shares within the basic earnings per share calculation when a team member has met certain requirements in the award agreement. For example, if retirement provisions are satisfied which allow a team member to avoid forfeiture of the award upon a normal retirement from the Company, it is included in the basic earnings per share calculation. The calculation of diluted earnings per share treats stock options and unvested restricted stock units with time-based restrictions as potential common shares to the extent they are dilutive. The diluted earnings per share calculation does not take into effect any shares that have not met performance or market conditions as of the reporting period.
Asset retirement obligations: The Company recognizes the estimated future cost to remove underground storage tanks over the estimated useful life of the storage tank. The Company records a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of a long-lived asset at the time an underground storage tank is installed. The Company amortizes the amount added to property and equipment on a straight-line basis and recognizes accretion expense in connection with the discounted liability over the remaining life of the tank. The estimates of the anticipated future costs for removal of an underground storage tank are based on our prior experience with removal. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained.

There were no material changes in our asset retirement obligation estimates during fiscal 2020. The net amount recorded as an increase to the related underground storage tank asset related to asset retirement obligations was $13,416 and $11,793 at April 30, 2020 and 2019, respectively, and is recorded in property and equipment, net of depreciation. The discounted liability was $22,658 and $18,058 at April 30, 2020 and 2019, respectively, and is recorded in other long-term liabilities.
Self-insurance: The Company is primarily self-insured for team member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of the claim liability include the loss development factors, which includes the development time frame and settlement patterns, and expected loss rates, which includes litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves was $44,959 and $44,334 for the years ended April 30, 2020 and 2019, respectively.
Environmental remediation liabilities: The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
Derivative instruments: There were no options or futures contracts as of or during the years ended April 30, 2020, 2019, or 2018. However, we do from time to time, participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchase and sale exclusions within the applicable accounting guidance.
Stock-based compensation: Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the consolidated statements of income over the vesting period of the award, adjusted for certain retirement provisions. Additionally, certain awards include performance and market conditions. The majority of performance-based awards are based on the achievement of a three year average return on invested capital (ROIC). For these awards, stock-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. The market-based awards are achieved based on our relative performance to a pre-determined peer group. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant. For market-based awards, the stock-based compensation expense will not be adjusted should the target awards vary from actual awards.
Segment reporting: As of April 30, 2020, we operated 2,207 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Recent accounting pronouncements:
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted the standard on May 1, 2018 using the modified retrospective approach. The Company adopted two changes that affect the timing of recognition of revenues related to gift card breakage income and the redemption of coupon box tops attached to our pizza boxes. The impact related to gift cards was $879, net of $321 of deferred taxes and was an increase to shareholders' equity with a reduction in deferred income. The impact related to box tops was $5,019, net of $1,816 of deferred taxes and was a reduction in shareholders' equity, with an increase in deferred income.
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

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842) - Codification Improvements which contains several FASB Codification improvements for ASC Topic 842, including several implementation issues and ASU 2018-11, "Leases (Topic 842) - Targeted Improvements" which provides entities with an additional transition method for implementing ASC Topic 842. Entities have the option to apply the new standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings along with the modified retrospective approach previously identified, both of which include a number of practical expedients that companies may elect to apply. Under the cumulative-effect adjustment comparative periods would not be restated. Under the modified retrospective approach leases are recognized and measured under the noted guidance at the beginning of the earliest period presented. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We adopted this guidance as of May 1, 2019 using the modified retrospective approach and elected the cumulative-effect adjustment practical expedient. As a result of the transition method selected, the Company did not restate previously reported comparable periods. Please refer to note 7 for additional information regarding the Company’s adoption of ASC 842.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other than Inventory. We adopted this standard in the quarter ended July 31, 2018, which resulted in no material impact to the Company.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The standard includes changes that eliminate certain exceptions related to the approach for intraperiod tax allocation and the methodology for calculating income taxes in an interim period. It also simplifies aspects of the accounting for franchise taxes, certain transactions that result in a step-up in the tax basis of goodwill, and enacted changes in tax laws or rates. The Company is required to adopt this guidance in the first quarter of its fiscal 2022, with early adoption permitted. The Company is currently evaluating the impact the standard has on the consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard is effective for all entities through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.
2. ACQUISITIONS
During the year ended April 30, 2020, the Company acquired 18 stores through a variety of multi-store and single store transactions with several unrelated third parties. Of the 18 stores acquired, 11 were re-opened as a Casey's store during the 2020 fiscal year, and seven will be opened during the 2021 fiscal year. The majority of the acquisitions meet the criteria to be considered business combinations. The purchase price of the stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date as determined by third party appraisals or internal estimates. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2020 is as follows (in thousands):

Assets acquired:
Inventories	$680
Property and equipment	28,384
Total assets	29,064
Liabilities assumed:
Accrued expenses	210
Total liabilities	210
Net tangible assets acquired	28,854
Goodwill	3,852
Total consideration paid	$32,706

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Years Ended April 30,
	2020	2019
Total revenue	$9,217,749	$9,421,773
Net income	$265,233	$205,987
Net income per common share
Basic	$7.18	$5.61
Diluted	$7.13	$5.57

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT
A summary of the fair value of the Company’s financial instruments follows.
Cash and cash equivalents, receivables, and accounts payable: The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.
Long-term debt: The fair value of the Company’s long-term debt (including current maturities) and finance lease obligations is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $1,341,000 and $1,272,000, respectively, at April 30, 2020 and 2019.
The carrying amount of the Company’s long-term debt and finance lease obligations by issuance is as follows:

	As of April 30,
	2020	2019
Finance lease liabilities (Note 7)	$16,746	$16,480
5.72% Senior notes due in 14 installments beginning September 30, 2012 and ending March 30, 2020	—	15,000
5.22% Senior notes due August 9, 2020 (1)	569,000	569,000
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000	250,000
	1,285,746	1,300,480
Less current maturities (2)	571,244	17,205
	$714,502	$1,283,275

(1)    The Company is in the process of refinancing these Senior notes, and expects to execute the applicable note purchase agreement for the refinancing in the near future shortly after the report date.

(2)     Long-term debt is presented gross in the table above, but net of unamortized debt issuance costs of $964 and $1,171 on the consolidated balance sheets for the years ended April 30, 2020 and 2019, respectively.

In January 2019, the Company entered into the Credit Facility that provides for a $300 million unsecured revolving line of credit, a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans. The Credit Facility contains an expansion option permitting the Company to request an increase of the Credit Facility from time to time up to an aggregate additional $150 million from the lenders or other financial institutions acceptable to the Company and the Administrative Agent, upon the satisfaction of certain conditions, including the consent of the lenders whose commitments would increase. The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company had $120,000 and 75,000 outstanding under the line of credit at April 30, 2020 and 2019, respectively.

Concurrently with this credit agreement, the Company also reduced the Bank Line from $150,000 to $25,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the Bank Line was at a rate of 1.0% over the Index. There was $0 outstanding at April 30, 2020 and 2019. The line of credit is due upon demand.

Interest expense is net of interest income of $860, $595, and $1,583 for the years ended April 30, 2020, 2019, and 2018, respectively. Interest expense is also net of interest capitalized of $5,258, $3,057, and $2,260 during the years ended April 30, 2020, 2019, and 2018, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2020, the Company was in compliance with all such operating and financial covenants.
Listed below are the aggregate maturities of long-term debt, including finance lease obligations, for the 5 years commencing May 1, 2020 and thereafter:

Years ended April 30,	Finance Leases	Senior Notes	Total
2021	$2,244	$569,000	$571,244
2022	2,354	—	2,354
2023	2,484	20,000	22,484
2024	2,060	32,000	34,060
2025	734	32,000	32,734
Thereafter	6,870	616,000	622,870
	$16,746	$1,269,000	$1,285,746

4. PREFERRED AND COMMON STOCK
Preferred stock: The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.
Common stock: The Company currently has 120,000,000 authorized shares of common stock.
Stock incentive plans: The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Board in June 2018 and approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date"). The 2018 Plan replaced the 2009 Stock Incentive Plan (the "2009 Plan") under which no new awards are allowed to be granted as of the 2018 Plan Effective Date.
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. There were 2,618,194 shares available for grant at April 30, 2020 under the 2018 Plan.
We account for stock-based compensation by estimating the grant date fair value of stock options using the Black Scholes model, and the fair value of time-based and performance-based restricted stock unit awards using the closing price of our common stock. For market based awards, we use a "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of shares to be issued under performance-based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board.

The following table summarizes the equity-related grants made during the three-year period ended April 30, 2020:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

June 1, 2017	Restricted Stock Units	63,699	Key Employees	June 1, 2020	$7,388
July 14, 2017	Restricted Stock Units (1)	61,126	Officers	June 15, 2020	$6,912
September 28, 2017	Restricted Stock	8,344	Non-Employee Board Members	Immediate	$920
March 29, 2018	Restricted Stock Units	2,150	Non-Employee Board Members	September 21, 2018	$236
May 24, 2018	Restricted Stock Units	88,846	Key Employees	May 24, 2021	$8,593
June 8, 2018	Restricted Stock Units (1)	75,402	Officers	June 8, 2021	$7,571
September 5, 2018	Restricted Stock Units	7,984	Non-Employee Board Members	2019 Annual Shareholders' Meeting Date	$920
June 4, 2019	Restricted Stock Units	75,959	Key Employees	June 4, 2022	$9,886
June 4, 2019	Restricted Stock Units (1)	59,579	Officers	June 4, 2022	$9,097
June 24, 2019	Restricted Stock Units (2)	32,786	CEO	Various (2)	$5,700
September 4, 2019	Restricted Stock Units	5,504	Non-Employee Board Members	2020 Annual Shareholders' Meeting Date	$919
December 23, 2019	Restricted Stock Units (3)	5,000	CEO	Various (3)	$788
Various (4)	Restricted Stock Units (4)	8,444	Officers	Various (4)	$1,368
Various (5)	Restricted Stock Units (5)	1,763	Officers	Various (5)	$354

(1) This grant of restricted stock units includes time-based, performance-based and market-based awards.  The performance-based awards included in the figure above represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target". The market-based awards incorporate market conditions in determining fair value as of the grant date, and will also range from 0% to 200% of the "target". Total market-based expense of approximately $2.3 million for the 2017 grant, $2.6 million for the 2018 grant, and $3.1 million for the 2019 grant will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.
(2) This grant of restricted stock units is comprised of time-based awards that vest ratably on each June 23, 2020 through 2022, along with a market-based award vesting June 23, 2022. The market-based award incorporates market conditions in determining fair value on the grant date and will range from 0% to 200% of the target. Total market-based expense of approximately $1.8 million will be recognized on a straight-line basis over the vesting period.
(3) This grant of restricted stock units is comprised of performance-based awards which are calculated based upon targets achieved over performance periods from January 1, 2020 to December 31, 2020. If the performance targets are met, the units vest ratably on each January 15, 2021 through 2023.
(4) These grants of restricted stock units were issued to various officers throughout the fiscal year. The grants were comprised of time-based awards and vest in accordance with the agreements, ranging from January 2021 to January 2023.
(5) These grants of restricted stock units were issued to various officers throughout the fiscal year. The grants includes time-based, performance-based and market-based awards.  The performance-based awards included in the figure above represent a

“target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target". The market-based awards incorporate market conditions in determining fair value as of the grant date, and will also range from 0% to 200% of the "target". Total market-based expense of approximately $177 will be recognized on a straight-line basis over the vesting period.
At April 30, 2020, stock options for 43,189 shares (which expire on June 23, 2021) were outstanding. All stock option shares issued are previously unissued authorized shares. Information concerning the issuance of stock options under the 2009 Plan is presented in the following table (no stock option awards have been granted under the 2018 Plan):

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2017	222,050	$38.51
Exercised	(40,377)	34.11
Outstanding at April 30, 2018	181,673	$39.48
Exercised	(71,546)	32.02
Forfeited	(300)	25.26
Outstanding at April 30, 2019	109,827	$44.39
Exercised	(66,638)	44.39
Outstanding at April 30, 2020	43,189	$44.39

At April 30, 2020, all outstanding options had an aggregate intrinsic value of $4,622 and a remaining contractual life of 1.17 years. The weighted average exercise price for all remaining outstanding options is $44.39. All options are vested as of April 30, 2020. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2020 was $7,412.
Information concerning the issuance of restricted stock units under the 2018 Plan and the 2009 Plan is presented in the following table:

Unvested at April 30, 2017	303,400
Granted	126,980
Vested	(88,700)
Forfeited	(2,699)
Unvested at April 30, 2018	338,981
Granted	172,232
Vested	(104,166)
Forfeited	(10,530)
Performance Award Adjustments	(7,717)
Unvested at April 30, 2019	388,800
Granted	189,035
Vested	(108,484)
Forfeited	(25,146)
Performance Award Adjustments	29,594
Unvested at April 30, 2020	473,799

Total compensation costs recorded for employees and non-employee board members for the stock options, restricted stock, and restricted stock unit awards for the years ended April 30, 2020, 2019 and 2018 were $18,129, $16,410, and $18,800, respectively. As of April 30, 2020, there was $17,022 of total unrecognized compensation costs related to the 2018 Plan and 2009 Plan for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2022.
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

In March 2018, the Company announced a second share repurchase program with an aggregate $300 million share repurchase program. The share repurchase authorization was valid for a period of two years. On March 6, 2020, the authorization was extended through the end of the Company’s 2022 fiscal year. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time. No repurchases were made on that program in fiscal 2020.
5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2020	2019	2018
Basic
Net income	$263,846	$203,886	$317,903
Weighted average shares outstanding-basic	36,956,115	36,709,940	37,778,304
Basic earnings per common share	$7.14	$5.55	$8.41
Diluted
Net income	$263,846	$203,886	$317,903
Weighted-average shares outstanding-basic	36,956,115	36,709,940	37,778,304
Plus effect of stock options and restricted stock units	229,713	265,447	353,795
Weighted-average shares outstanding-diluted	37,185,828	36,975,387	38,132,099
Diluted earnings per common share	$7.10	$5.51	$8.34

There were no options considered antidilutive; therefore, all options were included in the computation of dilutive earnings per share for fiscal 2020, 2019, and fiscal 2018, respectively.
6. INCOME TAXES
Income tax expense (benefit) attributable to earnings consisted of the following components:

	Years ended April 30,
	2020	2019	2018
Current tax expense (benefit):
Federal	$22,182	$10,326	(7,057)
State	6,210	3,853	1,769
	28,392	14,179	(5,288)
Deferred tax expense (benefit)	49,810	45,337	(98,178)
Total income tax expense (benefit)	$78,202	$59,516	(103,466)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2020	2019
Deferred tax assets:
Accrued liabilities and reserves	$15,953	$11,705
Property and equipment depreciation	27,512	24,661
Workers compensation	8,303	8,277
Deferred compensation	3,781	3,827
Equity compensation	7,083	6,727
State net operating losses & tax credits	424	775
Other	1,335	1,033
Total gross deferred tax assets	64,391	57,005
Less valuation allowance	47	47
Total net deferred tax assets	64,344	56,958
Deferred tax liabilities:
Property and equipment depreciation	(474,829)	(420,710)
Goodwill	(24,348)	(21,560)
Other	(765)	(476)
Total gross deferred tax liabilities	(499,942)	(442,746)
Net deferred tax liability	$(435,598)	(385,788)

At April 30, 2020, the Company had net operating loss carryforwards for state income tax purposes of approximately $97,144, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2021.
The valuation allowance for state net operating loss deferred tax assets as of April 30, 2020 and 2019 was $47. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2020	2019	2018
Income taxes at the statutory rates	21.0%	21.0%	30.4%
Impact of Tax Reform Act	—%	0.4%	(80.5)%
Federal tax credits	(1.9)%	(2.3)%	(2.2)%
State income taxes, net of federal tax benefit	4.0%	4.3%	3.7%
Impact of phased-in state law changes, net of federal benefit	(0.2)%	(1.8)%	0.8%
ASU 2016-09 benefit (share based compensation)	(0.5)%	(0.6)%	(0.8)%
Other	0.5%	1.6%	0.3%
	22.9%	22.6%	(48.3)%

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $8,907 and $7,287 in gross unrecognized tax benefits at April 30, 2020 and 2019, respectively, which is recorded in other long-term liabilities in the consolidated balance sheets. Of this amount, $7,059 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $1,620 during the twelve months ended April 30, 2020, due primarily to the increase associated with income tax filing positions for the current year exceeding the decrease related to the expiration of certain statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
Beginning balance	$7,287	$6,421
Additions based on tax positions related to current year	2,780	2,169
Reductions due to lapse of applicable statute of limitations	(1,160)	(1,303)
Ending balance	$8,907	$7,287

The total net amount of accrued interest and penalties for such unrecognized tax benefits was $354 and $242 at April 30, 2020 and 2019, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month periods ended April 30, 2020 and 2019 was an increase in tax expense of $112 and $51, respectively.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The IRS is currently examining tax years 2016 and 2017. The Company has no other ongoing federal or state income tax examinations.
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,800 during the next twelve months mainly due to the expiration of certain statutes of limitation. The federal statute of limitations remains open for the tax years 2012 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
7. LEASES
The Company is a lessee in situations where we lease property and equipment, most commonly land or building, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC 842 - Leases. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. The Company records the operating lease liability in accrued expenses and other long-term liabilities and records the finance lease liability within current maturities of long-term debt and long term debt and finance lease obligations on the consolidated balance sheets. We have elected to adopt the package of practical expedients, as well as the land easement practical expedient. All lessor related activity is considered immaterial to the consolidated financial statements.
The leases initially recorded under ASC 842 were recognized, at the time of adoption, at an amount equal to the present value of the lease payments using the incremental borrowing rate of debt based upon the remaining term of the lease. New leases are recognized at the present value of the lease payments using the implicit rate in the lease agreement when it is readily determinable. In the case the implicit rate is not readily determinable, the Company uses the incremental borrowing rate of debt based on the term of the lease.
Several leases have variable payment components of the lease such as commission based payments or payments for property taxes and insurance. For these leases, the Company has not included those variable payments in the calculation of the lease liability as the payments are not in-substance fixed and do not depend on an index or rate. These variable payments will be expensed as incurred. The Company also has options to renew or extend the current lease arrangement on many of our leases. In these situations, if it was reasonably certain the lease would be extended, we have included those extensions within the remaining lease payments at the time of measurement.
Lease right-of-use assets outstanding as of April 30, 2020 consisted of the following (in thousands):

	Classification	April 30, 2020
Operating lease right-of-use assets	Other assets	$21,143
Finance lease right-of-use assets	Property and equipment	$14,583

Weighted average remaining lease terms, weighted average discount rates, and supplementary cash flow information for outstanding leases were as follows:

April 30, 2020
Weighted-average remaining lease-term - finance lease	10.9
Weighted-average remaining lease-term - operating lease	20.4

Weighted-average discount rate - finance lease	5.34%
Weighted-average discount rate - operating lease	4.25%

Right-of-use assets obtained in exchange for new finance lease liabilities (in thousands)	$1,520
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$2,840

Future minimum payments under the finance leases and operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2020 and April 30, 2019:

Years ended April 30, 2020	Finance leases	Operating leases
2021	$3,118	$1,829
2022	3,110	1,814
2023	3,116	1,717
2024	2,565	1,683
2025	1,167	1,686
Thereafter	10,764	25,335
Total minimum lease payments	23,840	34,064
Less amount representing interest	7,094	12,468
Present value of net minimum lease payments	$16,746	$21,596

Years ended April 30, 2019	Capital leases	Operating leases
2020	$3,103	$1,703
2021	3,109	1,547
2022	3,096	1,354
2023	3,098	1,228
2024	2,548	1,066
Thereafter	9,215	10,438
Total minimum lease payments	24,169	$17,336
Less amount representing interest	7,689
Present value of net minimum lease payments	$16,480

Effective during the third quarter of fiscal year 2020, Casey’s Marketing Company, and the City of Joplin, Missouri (“Joplin”) entered into an agreement in which Joplin agreed to issue up to $51.4 million of taxable industrial development revenue bonds for the purpose of acquiring, constructing, improving, purchasing, equipping and installing a warehouse and distribution facility, which is to be developed and used by the Company. As title transfers to Joplin throughout development and the Company subsequently leases the related asset from Joplin, we have accounted for the transaction under the sale-and-leaseback guidance included in ASC 842-40. We have a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the assets to Joplin from being recognized as a sale. Accordingly, we have not recognized any gain or loss related to the transfer. Furthermore, we have not derecognized the transferred assets and continue to recognize them in property and equipment on the consolidated balance sheets. The Company has the right and intends to set-off any obligations to make payments under the lease, with proceeds due from the industrial revenue bonds. As of April 30, 2020, we have $5,505 recognized as construction in process in property and equipment on the consolidated balance sheets related to this agreement.

8. BENEFIT PLANS
401(k) Plan: The Company provides team members with a defined contribution 401(k) Plan. The 401(k) Plan is available to all team members who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on team member contributions. Contributions to the 401(k) Plan were $10,571, $9,918, and $9,614 for the years ended April 30, 2020, 2019, and 2018, respectively.
On April 30, 2020 and 2019, 1,113,882 and 1,261,258 shares of common stock, respectively, were held by the trustee of the 401(k) Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) Plan are treated as outstanding in the computation of net income per common share.
Supplemental executive retirement plan: The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its former executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company recorded the deferred compensation over the term of employment. The amounts accrued at April 30, 2020 and 2019, respectively, were $3,434 and $3,800. The discount rates were based off of the Company's incremental borrowing rate, and ranged from 2.04% to 2.44% for the year ended April 30, 2020. The discount rates used for the year ended April 30, 2019 ranged from 3.78% to 4.01%. The amount expensed in fiscal 2020 was $269 and the Company expects to pay $635 per year for each of the next three years, and $354 in the fourth and fifth year. Expense incurred in fiscal 2019 and fiscal 2018 was $221 and $112, respectively.
Other post-employment benefits: The Company also has severance and/or deferred compensation agreements with former team members. The amounts accrued at April 30, 2020 and 2019 were $3,793 and $2,870, respectively. The Company expects to pay $1,511 in fiscal 2021 and $401 for each of the four years thereafter under the agreements. The expense (benefit received) incurred in fiscal 2020, 2019, and 2018 related to these agreements was $2,727, $(97), and $131, respectively.
9. COMMITMENTS
During the 2019 fiscal year, the Company was a party to an employment agreement with Terry W. Handley with respect to his service as President and Chief Executive Officer. Mr. Handley retired from the Company on June 23, 2019. In connection with the appointment of Darren M. Rebelez as President and Chief Executive Officer, effective June 24, 2019, the Company is a party to an employment agreement with Mr. Rebelez that provides he will receive aggregate base compensation of not less than $950 per year, exclusive of incentive payments. The Company also has entered into change of control agreements with its president and CEO and 21 other officers, providing for certain payments in the event of termination in connection with a change of control of the Company.

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
10. CONTINGENCIES
Environmental compliance: The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2020 and 2019 of approximately $328 and $381, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
Legal matters: From time to time we may be involved in legal or administrative proceedings or investigations arising from the conduct of our business operations, including, but not limited to, contractual disputes; employment, personnel, or accessibility matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material impact on our consolidated financial position and results of operations.
Other: At April 30, 2020, the Company was primarily self-insured for workers’ compensation claims in all but two states of its marketing territory. In North Dakota and Ohio, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $500 for general liability and auto liability and $350 for workers' compensation. To facilitate this agreement, letters of credit approximating $21,526 were issued and outstanding at April 30, 2020 and 2019, on the insurance company’s behalf. Additionally, the Company is self-insured for its portion of team member medical expenses. At April 30, 2020 and 2019, the Company had $44,959 and $44,334, respectively, outstanding for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

11. QUARTERLY FINANCIAL DATA (Dollars in thousands, except per share amounts) (Unaudited)

	Year ended April 30, 2020
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,627,568	1,514,474	1,376,018	999,352	5,517,412
Grocery and other merchandise	687,918	660,562	582,407	568,080	2,498,966
Prepared food and fountain	295,877	297,846	273,630	229,853	1,097,207
Other	15,266	14,704	16,143	15,598	61,711
	$2,626,629	2,487,586	2,248,198	1,812,883	9,175,296
Revenue less cost of goods sold excluding depreciation and amortization and credit card fees
Fuel	$150,989	140,798	124,257	198,803	614,847
Grocery and other merchandise	215,453	220,134	191,692	172,862	800,140
Prepared food and fountain	184,012	181,452	164,795	137,833	668,092
Other	15,232	14,681	16,119	15,572	61,605
	$565,686	557,065	496,863	525,070	2,144,684
Net income	$85,815	81,981	33,959	62,091	263,846
Income per common share
Basic	2.33	2.22	0.92	1.68	7.14
Diluted	2.31	2.21	0.91	1.67	7.10

	Year ended April 30, 2019
	Q1	Q2	Q3	Q4	Year Total
Total revenue
Fuel	$1,647,417	1,621,868	1,233,620	1,345,866	5,848,770
Grocery and other merchandise	644,800	618,250	543,773	562,699	2,369,521
Prepared food and fountain	281,003	283,062	256,144	254,086	1,074,294
Other	15,212	14,825	14,539	15,746	60,325
	$2,588,432	2,538,005	2,048,076	2,178,397	9,352,910
Revenue less cost of goods sold excluding depreciation and amortization and credit card fees
Fuel	$123,476	118,656	122,559	101,417	466,107
Grocery and other merchandise	208,925	200,193	173,512	177,188	759,817
Prepared food and fountain	174,184	176,675	159,682	158,057	668,598
Other	15,183	14,797	14,512	15,708	60,202
	$521,768	510,321	470,265	452,370	1,954,724
Net income	$70,224	66,615	41,835	25,212	203,886
Income per common share
Basic	1.92	1.82	1.14	0.69	5.55
Diluted	1.90	1.80	1.13	0.68	5.51

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2020.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2020.

KPMG LLP, as the Company's independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company's internal control over financial reporting. This report appears on page 33.

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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Information about our Executive Officers", “Executive Compensation”, "Nominating and Corporate Governance Committee", and "Audit Committee", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2020, and used in connection with the Company’s 2020 Annual Meeting of Shareholders are hereby incorporated by reference.
The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Business Conduct and Ethics) for its directors, officers, and all team members. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and other Company governance materials are available under the Investor Relations-Governance link of the Company website located at www.caseys.com. In the event of an amendment or waiver to the Financial Code of Ethics or the Code of Business Conduct and Ethics, any required disclosure will be posted to our website. To date, there have been no waivers of the Financial Code of Ethics or the Code of Business Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Committee", “Executive Compensation,” "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2020, and used in connection with the Company’s 2020 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2020, and used in connection with the Company’s 2020 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2020, and used in connection with the Company’s 2020 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2020, and used in connection with the Company’s 2020 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report on Form 10-K:

(1)	The following financial statements are included herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2020 and 2019
Consolidated Statements of Income, Three Years Ended April 30, 2020
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2020
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2020
Notes to Consolidated Financial Statements

(2)	No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits

3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q as filed September 9, 2019)

3.2(a)	Fourth Amended and Restated By-Laws, as amended September 5, 2018, June 28, 2019 and September 5, 2019 (incorporated by reference to Exhibit 3.2(a) to Form 10-Q as filed September 9, 2019)

4.1
Note Purchase Agreement dated as of September 29, 2006 among the Company and the purchasers the 5.72% Senior Notes, Series A and Series B (incorporated by reference to Exhibit 4.8 to Form 8-K as filed September 29, 2006)

4.2	Note Purchase Agreement dated as of August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference to Exhibit 4.1 to Form 8-K as filed August 10, 2010)

4.3
Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference to Exhibit 4.10 to Form 8-K as filed June 18, 2013)

4.4
Note Purchase Agreement dated as of May 2, 2016 among the Company and the purchasers of the 3.65% Series C Notes and 3.72% Series D Notes (incorporated by reference to Exhibit 4.11 to Form 8-K as filed May 3, 2016)

4.5
Note Purchase Agreement dated as of June 13, 2017 among the Company and the purchasers of the 3.51% Series E Notes and 3.77% Series F Notes (incorporated by reference to Exhibit 4.12 to Form 8-K as filed June 15, 2017)

4.6	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Promissory Note delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated January 11, 2019 (incorporated by reference to exhibit 10.28(d) to Form 8-K as filed January 17, 2019)

10.2
Credit Agreement dated January 11, 2019, among Casey's General Stores, Inc. as borrower, and Royal Bank of Canada, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.28 (e) to Form 8-K as filed January 17, 2019)

10.3*	Form of Change of Control Employment Agreement (incorporated by reference to Exhibit 10.29(a) to Form 8-K as filed June 2, 2010)

10.4*	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 19, 2019)

10.5*	Non-Qualified Supplemental Executive Retirement Plan and Amendment thereto (incorporated by reference to Exhibit 10.30 to Form 10-K as filed June 29, 2018)

10.6*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference to Exhibit 10.31 to Form 8-K as filed November 10, 1997)

10.7*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated September 25, 2015

10.8*	Casey’s General Stores, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.41 to Form 8-K as filed September 23, 2009)

10.9*	Form of Stock Option Grant under 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.41(a) to Form 8-K filed June 27, 2011)

10.10*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Form 8-K as filed July 19, 2017)

10.11*	Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed July 19, 2017)

10.12*	Employment Agreement with Robert J. Myers and Amendment and Second Amendment thereto (incorporated by reference to Exhibit 10.39 to Form 10-K as filed June 29, 2018)

10.13*
Employment Agreement and related Restricted Stock Units Award Agreement between the Company and Terry W. Handley dated April 12, 2016 (incorporated by reference to Exhibit 10.42 to Form 10-K as filed June 29, 2018)

10.14*	Separation and General Release Agreement, dated May 31, 2019, between the Company and Terry W. Handley (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 6, 2019)

10.15*
Employment Agreement, dated May 31, 2019, between the Company and Darren M. Rebelez (with the Change of Control Agreement between the Company and Darren M. Rebelez attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 6, 2019)

10.16*
Separation Agreement and General Release of Claims, dated September 11, 2019, between the Company and Cindi W. Summers (incorporated by reference to Exhibit 10.49 to Form 10-Q as filed December 9, 2019)

10.17*	Casey's General Stores, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Form 8-K as filed September 10, 2018)

10.18*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed September 10, 2018)

10.19*	Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to Form 10-Q as filed September 9, 2019)

10.20*
Restricted Stock Units Agreement (Make-Whole Award to Darren M. Rebelez) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Form 10-Q as filed September 9, 2019)

10.21*
Performance-Based Restricted Stock Units Agreement (Special Strategic Grant to Darren M. Rebelez) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 26, 2019)

10.22*	Restricted Stock Units Agreement (Make-Whole Award to Thomas P. Brennan) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to Form 10-Q as filed March 9, 2020)

10.23*	Restricted Stock Units Agreement (Make-Whole Award to Chad Frazell) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.54 to Form 10-Q as filed March 9, 2020)

10.24*	Casey's General Stores, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 9, 2019)

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Darren M. Rebelez under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Stephen P. Bramlage Jr. under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 26, 2020	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 26, 2020	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2020	By	/s/ H. Lynn Horak
H. Lynn Horak
Chair and Director

Date: June 26, 2020	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer, Director

Date: June 26, 2020	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer

Date: June 26, 2020	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 26, 2020	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 26, 2020	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 26, 2020	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 26, 2020	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 26, 2020	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 26, 2020	By	/s/ Judy A. Schmeling
Judy A. Schmeling
Director