Form 10-Q
period 2020-07-31
CASEYS GENERAL STORES INC
filed 2020-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2020
Common stock, no par value per share	36,920,773 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2020	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$246,516	$78,275
Receivables	55,647	48,500
Inventories	238,795	236,007
Prepaid expenses	17,133	9,801
Income tax receivable	—	14,667
Total current assets	558,091	387,250
Other assets, net of amortization	70,877	71,766
Goodwill	161,075	161,075
Property and equipment, net of accumulated depreciation of $2,050,737 at July 31, 2020 and $2,037,708 at April 30, 2020	3,308,950	3,323,801
Total assets	$4,098,993	$3,943,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Lines of credit	$—	$120,000
Current maturities of long-term debt and finance lease obligations	2,269	570,280
Accounts payable	310,118	184,800
Accrued expenses	210,078	188,348
Income tax payable	11,451	—
Total current liabilities	533,916	1,063,428
Long-term debt and finance lease obligations, net of current maturities	1,281,741	714,502
Deferred income taxes	445,365	435,598
Deferred compensation	14,432	13,604
Insurance accruals, net of current portion	20,766	22,862
Other long-term liabilities	51,535	50,693
Total liabilities	2,347,755	2,300,687
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	32,601	33,286
Retained earnings	1,718,637	1,609,919
Total shareholders’ equity	1,751,238	1,643,205
Total liabilities and shareholders' equity	$4,098,993	$3,943,892
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2020	2019
Total revenue (a)	$2,105,021	$2,626,629
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	1,481,518	2,060,943
Operating expenses	386,088	379,841
Depreciation and amortization	65,820	59,808
Interest, net	13,407	13,721
Income before income taxes	158,188	112,316
Federal and state income taxes	37,596	26,501
Net income	$120,592	$85,815
Net income per common share
Basic	$3.26	$2.33
Diluted	$3.24	$2.31
Basic weighted average shares outstanding	36,971,376	36,864,070
Plus effect of stock compensation	270,797	221,852
Diluted weighted average shares outstanding	37,242,173	37,085,922

Dividends declared per share	$0.32	$0.32

(a) Includes excise taxes of:	$259,539	$274,617
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	120,592	120,592
Dividends declared (32 cents per share)	—	—	(11,874)	(11,874)
Exercise of stock options	4,748	211	—	211
Share-based compensation	95,700	(896)	—	(896)
Balance at July 31, 2020	36,906,773	32,601	1,718,637	1,751,238

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	85,815	85,815
Dividends declared (32 cents per share)	—	—	(11,772)	(11,772)
Exercise of stock options	50,931	2,261	—	2,261
Share-based compensation	67,182	4,141	—	4,141
Balance at July 31, 2019	36,782,634	22,002	1,467,212	1,489,214
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2020	2019
Cash flows from operating activities:
Net income	$120,592	$85,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,820	59,808
Share-based compensation	7,021	7,542
Loss on disposal of assets and impairment charges	340	527
Deferred income taxes	9,767	17,052
Changes in assets and liabilities:
Receivables	(7,147)	(1,698)
Inventories	(2,788)	(474)
Prepaid expenses	(7,332)	(5,476)
Accounts payable	117,756	3,610
Accrued expenses	21,631	(3,699)
Income taxes	27,087	15,054
Other, net	(697)	696
Net cash provided by operating activities	352,050	178,757
Cash flows from investing activities:
Purchase of property and equipment	(45,146)	(101,398)
Payments for acquisition of businesses, net of cash acquired	—	(4,868)
Proceeds from sales of property and equipment	1,695	1,699
Net cash used in investing activities	(43,451)	(104,567)
Cash flows from financing activities:
Repayments of long-term debt	(873)	(905)
Net payments of short-term debt	(120,000)	(25,000)
Proceeds from exercise of stock options	211	2,261
Payments of cash dividends	(11,779)	(10,633)
Tax withholdings on employee share-based awards	(7,917)	(6,476)
Net cash used in financing activities	(140,358)	(40,753)

Net increase in cash and cash equivalents	168,241	33,437
Cash and cash equivalents at beginning of the period	78,275	63,296
Cash and cash equivalents at end of the period	$246,516	$96,733

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2020	2019
Cash paid (received) during the period for:
Interest, net of amount capitalized	$6,882	$6,837
Income taxes, net	45	(6,401)

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	12,890	23,947
Noncash additions from adoption of ASC 842	—	22,635

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1. Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,214 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000.
The accompanying condensed consolidated financial statements include the accounts and transactions of Casey's General Stores, Inc. and its direct and indirect wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2020 and April 30, 2020, and the results of operations, shareholders' equity, and cash flows for the three months ended July 31, 2020 and 2019. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2020 for our consideration of new accounting pronouncements.

3. Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated financial statements.
A portion of revenue from sales that include a redeemable box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the box top coupon or points. The amounts related to redeemable box top coupons and points are deferred until their redemption or expiration. Revenue related to the box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of July 31, 2020 and April 30, 2020, the Company recognized a contract liability of $16,938 and $11,180, respectively, related to the outstanding box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card.
Renewable Identification Numbers (RINs) are treated as a reduction in cost of goods sold in the period the Company commits to a price and agrees to sell the RIN. Warehousing costs are recorded within operating expenses on the condensed consolidated statements of income. Reimbursements of an operating expense (e.g., advertising) are recorded as reductions of the related expense.
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

4. Long-Term Debt and Finance Lease Obligations, Lines of Credit, and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,343,000 and $1,341,000 at July 31, 2020 and April 30, 2020, respectively.
The Company has a credit agreement that provides for a $300 million unsecured revolving credit facility which includes a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans (the "Credit Facility"). The Credit Facility contains an expansion option permitting the Company to request an increase of the Credit Facility from time to time up to an aggregate additional $150 million from the lenders or other financial institutions acceptable to the Company and the Administrative Agent, upon the satisfaction of certain conditions, including the consent of the lenders whose commitments would increase. The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company had $0 outstanding at July 31, 2020 and $120,000 outstanding at April 30, 2020. The Company also has an unsecured revolving line of credit of $25,000 (the "Bank Line"), under which there was $0 outstanding at July 31, 2020 and April 30, 2020.
On June 30, 2020, the Company entered into a note purchase agreement with respect to the issuance of $650,000 aggregate principal amount of senior notes, consisting of: (i) $325,000 aggregate principal amount of 2.85% Senior Notes, Series G (the “Series G Notes”); and (ii) $325,000 aggregate principal amount of 2.96% Senior Notes, Series H (the “Series H Notes”) (collectively, the “Notes”). The Notes were issued on August 7, 2020. The Series G Notes will bear interest at the rate of 2.85% per annum, payable semi-annually on February 7 and August 7 of each year, and will mature on August 7, 2030. The Series H Notes will bear interest at the rate of 2.96% per annum, payable semi-annually on February 7 and August 7 of each year, and will mature on August 6, 2032. The Company used a portion of the proceeds of the Notes to pay off the $569,000 5.22% senior notes that matured on August 9, 2020. The outstanding balance of the 5.22% senior notes has been recognized as long-term debt on the condensed consolidated balance sheet as of July 31, 2020.

5. Compensation Related Costs and Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Board in June 2018 and approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date"). The 2018 Plan replaced the 2009 Stock Incentive Plan (the "2009 Plan"), under which no new awards are allowed to be granted as of the 2018 Plan Effective Date.
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At July 31, 2020, there were 2,244,118 shares available for grant under the 2018 Plan.
We account for share-based compensation by estimating the fair value of stock options using the Black Scholes model, and the fair value of time-based and performance-based restricted stock unit awards using the closing price of a share of our common stock on the date of grant. For market-based awards we use a "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our condensed consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board.
At July 31, 2020, options for 38,441 shares (which expire in June 2021) were outstanding under the 2009 Plan (no stock option awards have been granted under the 2018 Plan). Information concerning the issuance of stock options under the 2009 Plan is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2020	43,189	$44.39
Exercised	4,748	44.39
Outstanding at July 31, 2020	38,441	$44.39
At July 31, 2020, all 38,441 outstanding options were vested, and had an aggregate intrinsic value of $4,413 and a weighted average remaining contractual life of 0.92 years. The aggregate intrinsic value for the total of all options exercised during the three months ended July 31, 2020, was $530.
Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table:

Unvested at April 30, 2020	473,799
Granted	190,601
Vested	(146,150)
Forfeited	(7,489)
Unvested at July 31, 2020	510,761

The above awards reflect (a) long-term incentive compensation program grants for 2018 through 2020, which include a mix of time-based restricted stock units and performance-based restricted stock units (subject to three-year cumulative net income before net interest expense, income taxes, depreciation and amortization [EBITDA], three-year relative total shareholder return [TSR] or three-year average return on invested capital [ROIC]), (b) certain “make-whole” and sign-on grants, which include a mix of time-based restricted stock units and performance-based restricted stock units subject to TSR, EBITDA, and ROIC, (c) a special strategic grant which includes performance-based restricted stock units subject to the performance of the Company’s e-commerce and loyalty platforms, (d) special performance grants which include time-based restricted stock units, and (e) non-employee director equity awards, which include time-based restricted stock units.
Total compensation costs recorded for employees and non-employee directors for the three months ended July 31, 2020 and 2019, respectively, were $7,021 and $7,542, related entirely to restricted stock unit awards. As of July 31, 2020, there were no unrecognized compensation costs related to the 2009 Plan and 2018 Plan for stock options and $29,562 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2024.

6. Commitments and Contingencies
From time to time we may be involved in legal or administrative proceedings or investigations arising from the conduct of our business operations, including, but not limited to, contractual or other general business disputes; employment, personnel, or accessibility matters; personal injury and property damage claims; claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities; and, other claims or proceedings. Claims for damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is our opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on our consolidated financial position and results of operations.
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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. The forward contracts run through December 2020. Our monthly commitment under these contracts is approximately $3,100. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

7. Unrecognized Tax Benefits
        The total amount of gross unrecognized tax benefits was $8,907 at April 30, 2020. At July 31, 2020, gross unrecognized tax benefits were $9,940. If this unrecognized tax benefit were ultimately recognized, $7,875 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $420 at July 31, 2020, and $354 at April 30, 2020. Net interest and penalties included in income tax expense for the three months ended July 31, 2020 was a net expense of $66 and a net expense of $57 for the same period in 2019.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company has no ongoing federal or state income tax examinations. At this time, the Company's best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $1,800 during the next twelve months mainly due to the expiration of certain statute of limitations.
The federal statute of limitations remains open for the tax years 2015 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8. Segment Reporting
As of July 31, 2020, we operated 2,214 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as the "Company", "Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store. As of July 31, 2020, there were a total of 2,214 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 55% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 19% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are currently in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. In addition, a third distribution center is currently under construction in Joplin, Missouri. As of July 31, 2020, the Company owned the land at 2,188 locations and the buildings at 2,196 locations, and leased the land at 26 locations and the buildings at 18 locations.
The Company reported diluted earnings per common share of $3.24 for the first quarter of fiscal 2021. For the same quarter a year-ago, diluted earnings per common share was $2.31.
The following table represents the roll forward of store growth through the first quarter of fiscal 2021:

Store Count
Total stores at April 30, 2020	2,207
New store construction	9
Closed	(2)
Total stores at July 31, 2020	2,214
The Company had 4 acquisition stores under agreement to purchase and a new store pipeline of 86 sites, including 20 under construction, as of July 31, 2020.
Since the fourth quarter of fiscal year 2020, the COVID-19 pandemic has taken hold throughout our footprint, as the number of reported infections within the sixteen states in which we operate have continued to increase. Starting in mid-March, governmental restrictions, including shelter in place and stay at home orders, a widespread shift to working from home, other efforts to restrict the spread of the outbreak, and our guests’ behavior in response to the pandemic resulted in a sharp, overall decline in store traffic. This has resulted in lower demand for our products and a decrease in same-store sales. As various shelter in place and stay at home orders have been lifted, we have experienced an increase in store traffic, but not yet at the levels experienced during the same quarter in the previous fiscal year. These mandates, including the ongoing patchwork of return to work and return to school restrictions (and our guests' responses and choices with respect to such matters), will continue to unfold and evolve, and will have an impact on our store traffic and sales for the foreseeable future. While COVID-19 has resulted in, and will continue to bring, significant challenges and uncertainty, we believe that the strength of our brand and balance sheet position us well to emerge from the COVID-19 pandemic. However, given the uncertainties, we are currently unable to forecast or estimate the potential impact to our future operating results.
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
The first quarter results reflected a 14.6% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 38.2 cents per gallon, compared to 24.4 cents per gallon in the same quarter a year ago. Current quarter same-store gallons sold were impacted by softer demand in the Midwest due to the COVID-19 pandemic. Fuel margin for the quarter was impacted favorably due in part to our centralized retail pricing strategy and procurement improvements. The Company sold 6.4 million renewable fuel credits for $3.4 million during the quarter, compared to 18.6 million renewable fuel credits in the first quarter of the prior year, which generated $3.5 million.

Same-store sales of grocery and other merchandise increased 3.6% and prepared food and fountain decreased 9.8% during the first quarter. The increase in grocery and other merchandise was primarily due to stronger sales of alcohol and packaged beverages. The decrease in prepared food and fountain same-store sales was primarily attributable to a decline in store traffic along with restrictions limiting self-serve prepared food items, such as bakery and dispensed beverages.
Three Months Ended July 31, 2020 Compared to
Three Months Ended July 31, 2019
(Dollars and Amounts in Thousands)

Three Months Ended July 31, 2020	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,085,981	$731,861	$270,766	$16,413	$2,105,021
Revenue less cost of goods sold (excluding depreciation and amortization)	$210,030	$235,599	$161,648	$16,226	$623,503
	19.3%	32.2%	59.7%	98.9%	29.6%
Fuel gallons	549,508

Three Months Ended July 31, 2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,627,568	$687,918	$295,877	$15,266	$2,626,629
Revenue less cost of goods sold (excluding depreciation and amortization)	$150,989	$215,453	$184,012	$15,232	$565,686
	9.3%	31.3%	62.2%	99.8%	21.5%
Fuel gallons	619,084

Total revenue for the first quarter of fiscal 2021 decreased by $521,608 (19.9%) over the comparable period in fiscal 2020. Retail fuel sales decreased by $541,587 (33.3%) as the average retail price per gallon decreased 24.8% (amounting to a $404,085 decrease), and the number of gallons sold decreased by 69,576 (11.2%). During this same period, retail sales of grocery and other merchandise increased by $43,943 (6.4%) due to operating 53 more stores than a year ago and strong sales of alcohol and packaged beverages. Prepared food and fountain sales decreased by $25,111 (8.5%), due to restrictions limiting self-serve prepared food items, such as bakery and dispensed beverages.

The other revenue category primarily consists of lottery, which is presented net of applicable costs, and car wash. These revenues increased $1,147 (7.5%) for the first quarter of fiscal 2021.
Revenue less cost of goods sold (excluding depreciation and amortization) was 29.6% of revenue for the first quarter of fiscal 2021, compared to 21.5% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 19.3% of fuel revenue during the first quarter of fiscal 2021, compared to 9.3% in the first quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 38.2 cents in the first quarter of fiscal 2021, compared to 24.4 cents in the prior year, due in part to our centralized retail pricing strategy and procurement improvements.
Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 32.2% of grocery and other merchandise revenue, compared to 31.3% in the prior year, primarily due to an out-of-period inventory adjustment that adversely impacted the prior year by $6.6 million or 1.0%. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 59.7% of revenue, compared to 62.2% in the prior year, primarily due to higher commodity costs and increased promotional activity.
Operating expenses increased $6,247 (1.6%) in the first quarter of fiscal 2021 from the comparable period in the prior year, due to operating 53 more stores compared to the same period a year ago and incremental expenses associated with the COVID-19 pandemic. Same store operating expenses excluding credit card fees were down 5.6% for the quarter due to reductions in store hours related to the COVID-19 pandemic.
Depreciation and amortization expense increased by 10.1% to $65,820 in the first quarter of fiscal 2021 from $59,808 for the comparable period in the prior year. The increase was due primarily to capital expenditures during the previous twelve months and a $4.1 million adjustment recorded in the first quarter of the prior year related to the useful life of underground storage tanks.
The effective tax rate increased to 23.8% in the first quarter of fiscal 2021 compared to 23.6% in the same period of fiscal 2020. The increase in the effective tax rate was primarily due to an increase in unfavorable permanent differences.
Net income increased by $34,777 (40.5%) to $120,592 from $85,815 in the comparable period in the prior year. The increase in net income was primarily attributable to higher fuel contribution.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2020 and 2019:

	Three months ended
	July 31, 2020	July 31, 2019
Net income	$120,592	85,815
Interest, net	13,407	13,721
Federal and state income taxes	37,596	26,501
Depreciation and amortization	65,820	59,808
EBITDA	$237,415	185,845
Loss on disposal of assets and impairment charges	340	527
Adjusted EBITDA	$237,755	186,372
For the three months ended July 31, 2020, EBITDA and Adjusted EBITDA increased 27.7% and 27.6%, respectively, when compared to the same period a year ago. The increases are primarily due to a higher fuel contribution.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2020, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2020.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2020, the Company’s ratio of current assets to current liabilities was 1.05 to 1. The ratio at July 31, 2019 and April 30, 2020 was 0.76 to 1 and 0.36 to 1, respectively. The increase in the ratio is primarily attributable to an increase in cash and cash equivalents associated with an increase in cash provided by operations, and the reclassification of $569,000 5.22% senior notes from current to long-term as the outstanding balance was refinanced with proceeds from the Series G and Series H notes subsequent to quarter-end. Refer to Note 4 for additional discussion on the Series G and Series H notes.
Management believes that the Company’s current Bank Line of $25,000, its Credit Facility of $300,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $173,293 (96.9%) in the three months ended July 31, 2020 from the comparable period in the prior year, due to an increase in net income and increases in accounts payable and accrued expenses. Cash used in investing in the three months ended July 31, 2020 decreased $61,116 (58.4%) over prior year, due to governmental delays in zoning and licensing and a reduction in discretionary spending related to the COVID-19 pandemic. Cash used in financing increased $99,605 (244.4%), primarily due to payments on the Credit Facility during the period.
Capital expenditures typically represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2021, the Company expended $45,146, primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $106,266 for the comparable period in the prior year. The decrease in capital expenditures from the prior year is due to a reduction in discretionary spending related to the COVID-19 pandemic. Due to the continued uncertainty of COVID-19, guidance around capital expenditures will not be provided at this time. This will be reevaluated as conditions warrant.

As of July 31, 2020, the Company had long-term debt (net of related debt issuance costs) of $1,281,741 (net of current maturities of $2,269), primarily consisting of $569,000 in principal amount of 5.22% Senior Notes, $150,000 in principal amount of 3.67% Senior Notes Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, and $13,828 of finance lease obligations. The Company also has a $25,000 Bank Line with $0 outstanding at July 31, 2020, and a $300,000 Credit Facility with $0 outstanding at July 31, 2020. Current maturities of long-term debt is comprised of the current portion of finance lease obligations.
To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of debt, existing cash, and funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of stores are expected to be met from cash generated by operations, the Credit Facility, the Bank Line, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.
Cautionary Statements (Dollars in Thousands)

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, results of operations, business strategy, strategic plans, short-term and long-term business operations and objectives, and financial needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30, 2020:

Industry. Pandemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results; our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive guest, team member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy; the convenience store industry is highly competitive; the volatility of wholesale petroleum costs could adversely affect our operating results; general economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2020 would have no material effect on pretax earnings.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter
May 1 - May 31, 2020	—	$—	—	$300,000,000
June 1 - June 30, 2020	—	—	—	300,000,000
July 1 - July 31, 2020	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
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

3.2a	Fifth-Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(a) to Form 8-K as filed July 2, 2020)
4.6
Note Purchase Agreement dated as of June 30, 2020 among the Company and the purchasers of the 2.85% Series G Notes and 2.96% Series H Notes (incorporated by reference to Exhibit 4.1 to Form 8-K as filed July 7, 2020)

4.7
First Amendment to the Note Purchase Agreement dated as of June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference to Exhibit 4.2 to Form 8-K as filed July 7, 2020)

4.8
First Amendment to the Note Purchase Agreement dated as of May 2, 2016 among the Company and the purchasers of the 3.65% Series C Notes and 3.72% Series D Notes (incorporated by reference to Exhibit 4.3 to Form 8-K as filed July 7, 2020)

4.9
First Amendment to the Note Purchase Agreement dated as of June 13, 2017 among the Company and the purchasers of the 3.51% Series E Notes and 3.77% Series F Notes (incorporated by reference to Exhibit 4.4 to Form 8-K as filed July 7, 2020)

10.25
Amendment No. 1 to the Credit Agreement Dated January 11, 2019 among the Company and Royal Bank of Canada, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K as filed July 7, 2020)

10.26
Employment Agreement, dated May 12, 2020, between the Company and Steve Bramlage (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.27*	Restricted Stock Units Agreement (Sign-On Award to Stephen P. Bramlage, Jr.) and Award Summary under 2018 Stock Incentive Plan
10.28
Employment Agreement, dated May 8, 2020, between the Company and Ena Williams Koschel (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.29*	Restricted Stock Units Agreement (Make-Whole Award to Ena Williams Koschel) under 2018 Stock Incentive Plan
10.30*	Restricted Stock Units Agreement (Make-Whole Award to Adrian M. Butler) under 2018 Stock Incentive Plan
10.31*	Restricted Stock Units Agreement (Special Performance Award to Jay Soupene) under 2018 Stock Incentive Plan
10.32*	Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan
10.33*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 8, 2020	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)