Form 10-Q
period 2020-10-31
CASEYS GENERAL STORES INC
filed 2020-12-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 22, 2020
Common stock, no par value per share	36,935,747 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2020	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$404,685	$78,275
Receivables	56,109	48,500
Inventories	249,842	236,007
Prepaid expenses	18,182	9,801
Income taxes receivable	—	14,667
Total current assets	728,818	387,250
Other assets, net of amortization	72,198	71,766
Goodwill	161,075	161,075
Property and equipment, net of accumulated depreciation of $2,104,012 at October 31, 2020 and $2,037,708 at April 30, 2020	3,361,577	3,323,801
Total assets	$4,323,668	$3,943,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Lines of credit	$—	$120,000
Current maturities of long-term debt and finance lease obligations	2,297	570,280
Accounts payable	323,662	184,800
Accrued expenses	229,311	188,348
Income taxes payable	6,739	—
Total current liabilities	562,009	1,063,428
Long-term debt and finance lease obligations, net of current maturities	1,361,925	714,502
Deferred income taxes	451,205	435,598
Deferred compensation	14,365	13,604
Insurance accruals, net of current portion	20,924	22,862
Other long-term liabilities	53,389	50,693
Total liabilities	2,463,817	2,300,687
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	41,114	33,286
Retained earnings	1,818,737	1,609,919
Total shareholders’ equity	1,859,851	1,643,205
Total liabilities and shareholders' equity	$4,323,668	$3,943,892
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Total revenue (a)	$2,215,905	$2,487,586	$4,320,926	$5,114,215
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	1,584,145	1,930,521	3,065,663	3,991,464
Operating expenses	410,348	373,383	796,436	753,224
Depreciation and amortization	64,294	62,888	130,114	122,696
Interest, net	10,634	12,683	24,041	26,404
Income before income taxes	146,484	108,111	304,672	220,427
Federal and state income taxes	34,501	26,130	72,097	52,631
Net income	$111,983	$81,981	$232,575	$167,796
Net income per common share
Basic	$3.02	$2.22	$6.29	$4.55
Diluted	$3.00	$2.21	$6.24	$4.52
Basic weighted average shares outstanding	37,030,921	36,916,937	37,002,901	36,891,324
Plus effect of stock compensation	245,962	219,248	245,749	218,189
Diluted weighted average shares outstanding	37,276,883	37,136,185	37,248,650	37,109,513

Dividends declared per share	$0.32	$0.32	$0.64	$0.64

(a) Includes excise taxes of:	$275,733	$289,109	$535,272	$563,726
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	120,592	120,592
Dividends declared (32 cents per share)	—	—	(11,874)	(11,874)
Exercise of stock options	4,748	211	—	211
Share-based compensation	95,700	(896)	—	(896)
Balance at July 31, 2020	36,906,773	32,601	1,718,637	1,751,238
Net income	—	—	111,983	111,983
Dividends declared (32 cents per share)	—	—	(11,883)	(11,883)
Exercise of stock options	23,470	1,042	—	1,042
Share-based compensation	5,504	7,471	—	7,471
Balance at October 31, 2020	36,935,747	41,114	1,818,737	1,859,851

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	85,815	85,815
Dividends declared (32 cents per share)	—	—	(11,772)	(11,772)
Exercise of stock options	50,931	2,261	—	2,261
Share-based compensation	67,182	4,141	—	4,141
Balance at July 31, 2019	36,782,634	22,002	1,467,212	1,489,214
Net income	—	—	81,981	81,981
Dividends declared (32 cents per share)	—	—	(11,773)	(11,773)
Exercise of stock options	1,030	46	—	46
Share-based compensation	7,984	2,380	—	2,380
Balance at October 31, 2019	36,791,648	24,428	1,537,420	1,561,848
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2020	2019
Cash flows from operating activities:
Net income	$232,575	$167,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,114	122,696
Share-based compensation	14,492	9,922
Loss on disposal of assets and impairment charges	2,159	1,257
Deferred income taxes	15,607	31,483
Changes in assets and liabilities:
Receivables	(7,609)	(6,919)
Inventories	(13,835)	1,912
Prepaid expenses	(8,381)	(6,290)
Accounts payable	125,719	(9,577)
Accrued expenses	39,177	(8,706)
Income taxes	22,924	9,475
Other, net	(985)	(1,640)
Net cash provided by operating activities	551,957	311,409
Cash flows from investing activities:
Purchase of property and equipment	(158,815)	(242,173)
Payments for acquisition of businesses, net of cash acquired	—	(6,191)
Proceeds from sales of property and equipment	2,667	2,940
Net cash used in investing activities	(156,148)	(245,424)
Cash flows from financing activities:
Proceeds from long-term debt	650,000	—
Repayments of long-term debt	(570,738)	(8,682)
Net payments of short-term debt	(120,000)	(50,000)
Proceeds from exercise of stock options	1,253	2,307
Proceeds from capital grant	1,594	—
Payments of cash dividends	(23,591)	(22,405)
Tax withholdings on employee share-based awards	(7,917)	(6,525)
Net cash used in financing activities	(69,399)	(85,305)

Net increase (decrease) in cash and cash equivalents	326,410	(19,320)
Cash and cash equivalents at beginning of the period	78,275	63,296
Cash and cash equivalents at end of the period	$404,685	$43,976

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2020	2019
Cash paid during the period for:
Interest, net of amount capitalized	$26,535	$26,997
Income taxes, net	31,956	10,000

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	18,471	17,067
Right-of-use assets obtained in exchange for new finance lease liabilities	—	831
Right-of-use assets obtained in exchange for new operating lease liabilities	1,109	—
Noncash additions from adoption of ASC 842	—	22,635
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,219 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2020 and April 30, 2020, the results of operations for the three and six months ended October 31, 2020 and 2019, and shareholders' equity and cash flows for the six months ended October 31, 2020 and 2019. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2020 for our consideration of new accounting pronouncements.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated financial statements.
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of October 31, 2020 and April 30, 2020, the Company recognized a contract liability of $22,302 and $11,180, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
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
The Company often receives vendor allowances on the basis of quantitative contract terms that vary by product and vendor or on the basis of purchases made. Vendor allowances include rebates and other funds received from vendors to promote their products. Vendor rebates, including billbacks, are treated as a reduction in cost of goods sold and are recognized primarily based on the purchase of product or shipment of product from the warehouse to the store, or sale of product to our guests. These are recognized in the period earned based on the applicable rebate agreement.

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit, and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,415,000 and $1,341,000 at October 31, 2020 and April 30, 2020, respectively.
The Company has a credit agreement that provides for a $300 million unsecured revolving credit facility which includes a $30 million sublimit for letters of credit and a $30 million sublimit for swingline loans (the "Credit Facility"). The Credit Facility contains an expansion option permitting the Company to request an increase of the Credit Facility from time to time up to an aggregate additional $150 million from the lenders or other financial institutions acceptable to the Company and the Administrative Agent, upon the satisfaction of certain conditions, including the consent of the lenders whose commitments would increase. The maturity date is January 11, 2024. Amounts borrowed under the Credit Facility bear interest at variable rates based upon, at the Company's option, either (a) LIBOR plus an applicable margin or (b) an alternate base rate. The Credit Facility also carries a facility fee between 0.2% and 0.4% per annum based on the Company's consolidated leverage ratio as defined in the credit agreement. The Company had $0 outstanding at October 31, 2020 and $120,000 outstanding at April 30, 2020. The Company also has an unsecured revolving line of credit of $25,000 (the "Bank Line"), under which there was $0 outstanding at October 31, 2020 and April 30, 2020.
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
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At October 31, 2020, there were 2,219,368 shares available for grant under the 2018 Plan.
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
At October 31, 2020, options for 14,971 shares (which expire in June 2021) were outstanding under the 2009 Plan (no stock option awards have been granted under the 2018 Plan). Information concerning the issuance of stock options under the 2009 Plan is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2020	43,189	$44.39
Exercised	28,218	44.39
Outstanding at October 31, 2020	14,971	$44.39
At October 31, 2020, all 14,971 outstanding options were vested, and had an aggregate intrinsic value of $1,859 and a weighted average remaining contractual life of 0.67 years. The aggregate intrinsic value for the total of all options exercised during the six months ended October 31, 2020, was $3,537.
Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table:

Unvested at April 30, 2020	473,799
Granted	204,538
Vested	(151,654)
Forfeited	(10,306)
Performance Award Adjustments	56,071
Unvested at October 31, 2020	572,448

The above awards reflect (a) long-term incentive compensation program grants for 2018 through 2020, which include a mix of time-based restricted stock units and performance-based restricted stock units (subject to three-year cumulative net income before net interest expense, income taxes, depreciation and amortization ("EBITDA"), three-year relative total shareholder return ("TSR") or three-year average return on invested capital ("ROIC")), (b) certain “make-whole” and sign-on grants, which include a mix of time-based restricted stock units and performance-based restricted stock units subject to TSR, EBITDA, or ROIC, (c) a special strategic grant which includes performance-based restricted stock units subject to the performance of the Company’s e-commerce and loyalty platforms, (d) special performance grants which include time-based restricted stock units, and (e) non-employee director equity awards, which include time-based restricted stock units.
Total compensation costs recorded for employees and non-employee directors for the six months ended October 31, 2020 and 2019, respectively, were $14,492 and $9,922, related entirely to restricted stock unit awards. As of October 31, 2020, there were no unrecognized compensation costs related to the 2009 Plan and 2018 Plan for stock options and $26,297 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2024.

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

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $8,907 at April 30, 2020. At October 31, 2020, gross unrecognized tax benefits were $10,548. If this unrecognized tax benefit were ultimately recognized, $8,333 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $460 at October 31, 2020, and $354 at April 30, 2020. Net interest and penalties included in income tax expense for the six months ended October 31, 2020, was a net expense of $106, compared to a net expense of $119 for the same period in 2019.
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

8.    Segment Reporting
As of October 31, 2020, we operated 2,219 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

9.    Subsequent Event
    On November 8, 2020, we entered into an Equity Purchase Agreement with (a) Buck’s, Inc., a Nebraska corporation, Chicago SPE (N), Inc., a Delaware corporation, Buchanan Energy (N), LLC, a Delaware limited liability company, Buchanan Energy (S), LLC, a Delaware limited liability company, Buck’s Inc. of Collinsville, a Nebraska corporation, and C.T. Jewell Company, Inc., a Nebraska corporation, and Buck’s Intermediate Holdings, LLC, a Nebraska limited liability company (each of the foregoing entities is a “Seller Company”, and all of the foregoing companies collectively are the “Seller Companies”); (b) Buck’s Holdco, Inc., a Nebraska corporation (the “Seller”); and (c) Steven Buchanan and certain other shareholders and members. Pursuant to the terms of the Equity Purchase Agreement, following restructuring of the Seller Companies and Seller for tax purposes, the Company will acquire all of the Seller’s equity of Buck’s Intermediate, which at closing will own 100% of the limited liability company interests of the remaining Seller Companies, for an aggregate purchase price in cash of $580 million, subject to customary post-closing adjustments. The acquisition of Buchanan Energy will include 94 retail stores and 79 dealer locations, as well as multiple parcels of real estate for future new store construction. The Company will finance the proposed transaction with a combination of cash on hand, revolver capacity and bank financing. The proposed transaction is anticipated to close by December 31, 2020, subject to customary closing conditions and regulatory approval.
On November 8, 2020, the Company entered into a commitment letter (“Commitment Letter”) with Goldman Sachs Bank USA (“Goldman”), pursuant to which Goldman committed to lend the Company up to $100 million under a new senior unsecured 364-day bridge loan facility (the “Bridge Loan”). If the Company enters into the Bridge Loan, the proceeds of the Bridge Loan will be used to finance a portion of the cash consideration payable for the proposed transaction. The Bridge Loan is contemplated to have a 364-day term. Indebtedness under the Bridge Loan will bear interest, at the Company’s option, (i) at a base rate, plus a margin to be determined based on the Company’s leverage ratio calculated in accordance with the definitive Bridge Loan documents or (ii) a floating rate based on the Eurodollar rate, which rate can range from 1.50% to 3.00% for base rate loans and 2.50% to 4.00% for Eurodollar loans. The closing of the Bridge Loan is subject to, among other things, the completion of the proposed transaction, the negotiation and execution of definitive documentation acceptable to the parties and closing contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as the "Company", "Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store. As of October 31, 2020, there were a total of 2,219 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 55% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 19% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are currently in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. In addition, a third distribution center is currently under construction in Joplin, Missouri. As of October 31, 2020, the Company owned the land at 2,193 locations and the buildings at 2,201 locations, and leased the land at 26 locations and the buildings at 18 locations.
The Company reported diluted earnings per common share of $3.00 for the second quarter of fiscal 2021. For the same quarter a year-ago, diluted earnings per common share was $2.21.
The following table represents the roll forward of store growth through the second quarter of fiscal 2021:

Store Count
Total stores at April 30, 2020	2,207
New store construction	14
Prior acquisitions opened	1
Closed	(3)
Total stores at October 31, 2020	2,219
The Company had 4 acquisition stores under agreement to purchase and a new store pipeline of 77 sites, including 23 under construction, as of October 31, 2020.

Since the fourth quarter of fiscal year 2020, the COVID-19 pandemic has increasingly taken hold throughout our footprint, as the number of reported infections within the sixteen states in which we operate have continued to increase. Governmental restrictions, including shelter in place and stay at home orders, a widespread shift to working from home, school and other business closures, and other efforts to restrict the spread of the outbreak, and our guests’ behavior in response to the pandemic and these restrictions, has continued to result in decreased store traffic. The decline in store traffic could remain, or accelerate, due to the recent increase in such restrictions. This has, and will continue to, result in lower demand for our products and a decrease in same-store sales. The COVID-19 pandemic, along with the restrictions and mandates, including the evolving patchwork of return to work and return to school restrictions (and our guests' responses and choices with respect to such matters), will continue to unfold and evolve, and will have an impact on our store traffic and sales for the foreseeable future. While COVID-19 has resulted in, and will continue to bring, significant challenges and uncertainty, we believe that the strength of our brand and balance sheet position us well to emerge from the pandemic. However, given the uncertainties, we are currently unable to forecast or estimate the potential impact to our future operating results.
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
The second quarter results reflected a 8.6% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 35.3 cents per gallon, compared to 22.9 cents per gallon in the same quarter a year ago. Current quarter same-store gallons sold were impacted by softer demand in the Midwest due to the COVID-19 pandemic. Fuel margin for the quarter was impacted favorably due in part to our centralized retail pricing capability and procurement improvements. The Company sold 6.1 million renewable fuel credits for $3.8 million during the quarter, compared to 18.7 million renewable fuel credits in the second quarter of the prior year, which generated $3.8 million.
Same-store sales of grocery and other merchandise increased 6.6% and prepared food and fountain decreased 3.6% during the second quarter. The increase in grocery and other merchandise same-store sales was primarily due to stronger sales of alcohol, packaged beverage and tobacco. The decrease in prepared food and fountain same-store sales was primarily attributable to pressure in the dispensed beverage and bakery categories, though these categories experienced improvements in volume compared to first quarter.
Three Months Ended October 31, 2020 Compared to
Three Months Ended October 31, 2019
(Dollars and Amounts in Thousands)

Three Months Ended October 31, 2020	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,193,491	$718,226	$288,822	$15,366	$2,215,905
Revenue less cost of goods sold (excluding depreciation and amortization)	$204,154	$238,992	$173,661	$14,953	$631,760
	17.1%	33.3%	60.1%	97.3%	28.5%
Fuel gallons	577,581

Three Months Ended October 31, 2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,514,474	$660,562	$297,846	$14,704	$2,487,586
Revenue less cost of goods sold (excluding depreciation and amortization)	$140,798	$220,134	$181,452	$14,681	$557,065
	9.3%	33.3%	60.9%	99.8%	22.4%
Fuel gallons	614,071

Total revenue for the second quarter of fiscal 2021 decreased by $271,681 (10.9%) over the comparable period in fiscal 2020. Retail fuel sales decreased by $320,983 (21.2%) as the average retail price per gallon decreased 16.2% (amounting to a $245,581 decrease), and the number of gallons sold decreased by 36,490 (5.9%). During this same period, retail sales of grocery and other merchandise increased by $57,664 (8.7%), due to operating 38 more stores than a year ago and strong sales of alcohol, packaged beverage and tobacco. Prepared food and fountain sales decreased by $9,024 (3.0%), due primarily to pressure in the dispensed beverage and bakery categories, though these categories experienced improvements in volume compared to the first quarter.

The other revenue category primarily consists of lottery, which is presented net of applicable costs, and car wash. These revenues increased $662 (4.5%) for the second quarter of fiscal 2021.
Revenue less cost of goods sold (excluding depreciation and amortization) was 28.5% of revenue for the second quarter of fiscal 2021, compared to 22.4% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 17.1% of fuel revenue during the second quarter of fiscal 2021, compared to 9.3% in the second quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 35.3 cents in the second quarter of fiscal 2021, compared to 22.9 cents in the prior year, due in part to our centralized retail pricing capability and procurement improvements.
Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was consistent at 33.3% of grocery and other merchandise revenue, compared to the prior year. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 60.1% of revenue, compared to 60.9% in the prior year, primarily due to increased promotional activity.
Operating expenses increased $36,965 (9.9%) in the second quarter of fiscal 2021 from the comparable period in the prior year, due to operating 38 more stores compared to the same period a year ago as well as incurring $5 million in COVID-related expenses and over $9 million in incremental short and long-term incentive compensation costs due to the strong performance of the Company. Same store operating expenses excluding credit card fees were up 5.4% for the quarter.

Depreciation and amortization expense increased by 2.2% to $64,294 in the second quarter of fiscal 2021 from $62,888 for the comparable period in the prior year. The increase was primarily due to operating 38 more stores than a year ago and capital expenditures during the previous twelve months.
Interest expense decreased by $2,049 (16.2%), attributable to the refinancing of the 5.69% senior notes to lower interest rate debt during the quarter.
The effective tax rate decreased to 23.6% in the second quarter of fiscal 2021 compared to 24.2% in the same period of fiscal 2020. The decrease in the effective tax rate was primarily due to a reduction in state tax expense.
Net income increased by $30,002 (36.6%) to $111,983 from $81,981 in the comparable period in the prior year. The increase in net income was primarily attributable to higher fuel contribution and operating 38 more stores than a year ago.

Six Months Ended October 31, 2020 Compared to
Six Months Ended October 31, 2019
(Dollars and Amounts in Thousands)

Six Months Ended October 31, 2020	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$2,279,472	1,450,087	559,588	31,779	4,320,926
Revenue less cost of goods sold (excluding depreciation and amortization)	414,184	474,591	335,309	31,179	1,255,263
	18.2%	32.7%	59.9%	98.1%	29.1%
Fuel gallons	1,127,089

Six Months Ended October 31, 2019	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,142,042	$1,348,480	$593,723	$29,970	$5,114,215
Revenue less cost of goods sold (excluding depreciation and amortization)	$291,787	$435,587	$365,464	$29,913	$1,122,751
	9.3%	32.3%	61.6%	99.8%	22.0%
Fuel gallons	1,233,155
Total revenue for the first six months of fiscal 2021 decreased by $793,289 (15.5%) over the comparable period in fiscal 2020. Retail fuel sales decreased by $862,570 (27.5%) as the average retail price per gallon decreased 20.6% (amounting to a $648,058 decrease), and the number of gallons sold decreased 106,066 (8.6%). During this same period, retail sales of grocery and other merchandise increased by $101,607 (7.5%) due to operating 38 more stores than a year ago and strong sales of alcohol, packaged beverage and tobacco. Prepared food and fountain sales decreased by $34,135 (5.7%), due primarily to pressure in the dispensed beverage and bakery categories.
The other revenue category primarily consists of lottery, which is presented net of applicable costs, and car wash. These revenues increased $1,809 (6.0%) through the second quarter of fiscal 2021.
Revenue less cost of goods sold (excluding depreciation and amortization) was 29.1% of revenue for the first six months of fiscal 2021, compared to 22.0% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 18.2% of fuel revenue for the first six months of fiscal 2021 compared to 9.3% for the first six months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 36.7 cents for the first six months of fiscal 2021 compared to 23.7 cents in the prior year, due in part to our centralized retail pricing capability and procurement improvements.
Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 32.7% of grocery and other merchandise revenue, compared to 32.3% in the prior year, primarily due to an out-of-period inventory adjustment that adversely impacted the prior year by $6.6 million or 0.5%. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 59.9% of revenue, compared to 61.6% in the prior year, due to higher commodity costs and increased promotional activity.
Operating expenses increased by $43,212 (5.7%) in the first six months of fiscal 2021 from the comparable period in the prior year, primarily due to operating 38 more stores than a year ago, as well as incurring $20 million in COVID-related expenses and over $12 million in incremental short and long-term incentive compensation costs due to the strong performance of the Company. Same store operating expenses excluding credit card fees were down 0.1% for the first six months of fiscal 2021.
Depreciation and amortization expense increased 6.0% to $130,114 for the first six months of fiscal 2021 from $122,696 for the comparable period in the prior year. The increase was due partially to capital expenditures during the previous twelve months. Additionally, the expense for the first six months of fiscal 2020 was lower than expected, due to an approximately $5.0 million adjustment related to the useful lives of underground storage tanks.
Interest expense decreased by $2,363 (8.9%), primarily attributable to the refinancing of the 5.69% senior notes to lower interest rate debt.
The effective tax rate decreased to 23.7% in the second quarter of fiscal year 2021 compared to 23.9% in the same period of fiscal year 2020. The decrease in the effective tax rate was primarily due to a reduction in state tax expense.
Net income increased by $64,779 (38.6%) to $232,575 from $167,796 in the prior year. The increase in net income was primarily due to growth in fuel gross profit dollar and operating 38 more stores than a year ago.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended October 31, 2020 and 2019:

	Three months ended		Six months ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Net income	$111,983	$81,981	$232,575	$167,796
Interest, net	10,634	12,683	24,041	26,404
Federal and state income taxes	34,501	26,130	72,097	52,631
Depreciation and amortization	64,294	62,888	130,114	122,696
EBITDA	$221,412	$183,682	$458,827	$369,527
Loss on disposal of assets and impairment charges	1,819	730	2,159	1,257
Adjusted EBITDA	$223,231	$184,412	$460,986	$370,784

For the three months ended October 31, 2020, EBITDA and Adjusted EBITDA increased 20.5% and 21.1%, respectively, when compared to the same period a year ago. For the six months ended October 31, 2020, EBITDA and Adjusted EBITDA increased 24.2% and 24.3%, respectively, when compared to the same period a year ago. The increases in both periods are primarily due to a higher fuel contribution and operating 38 more stores than a year ago.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2020, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2020.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2020, the Company’s ratio of current assets to current liabilities was 1.30 to 1. The ratio at October 31, 2019 and April 30, 2020 was 0.36 to 1 for each period. The increase in the ratio is primarily attributable to an increase in cash and cash equivalents associated with an increase in cash provided by operations and a decrease in cash used in investing. Additionally, current liabilities decreased due to the payment of $569,000 5.22% senior notes which matured on August 9, 2020 using a portion of the proceeds from the Series G and Series H notes. Refer to Note 4 for additional discussion on the Series G and Series H notes.
Management believes that the Company’s current Bank Line of $25,000, its Credit Facility of $300,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $240,548 (77.2%) in the six months ended October 31, 2020 from the comparable period in the prior year, due to an increase in net income and increases in accounts payable and accrued expenses. Cash used in investing in the six months ended October 31, 2020 decreased $89,276 (36.4%) over prior year, due to governmental delays in zoning and licensing and a reduction in discretionary spending related to the COVID-19 pandemic. Cash used in financing decreased $15,906 (18.6%), primarily due to incremental proceeds on the Series G and Series H notes, offset by payments on the Credit Facility during the period.
Capital expenditures typically represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2021, the Company expended $158,815, primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $248,364 for the comparable period in the prior year. The decrease in capital expenditures from the prior year is due to governmental delays in zoning and licensing and a reduction in discretionary spending related to the COVID-19 pandemic. Due to the continued uncertainty of COVID-19, guidance around capital expenditures will not be provided at this time. This will be reevaluated as conditions warrant.

As of October 31, 2020, the Company had long-term debt (net of related debt issuance costs) of $1,361,925 (net of current maturities of $2,297), primarily consisting $150,000 in principal amount of 3.67% Senior Notes Series A, $50,000 in principal amount of 3.75% Senior Notes Series B, $50,000 in principal amount of 3.65% Senior Notes Series C, $50,000 in principal amount of 3.72% Senior Notes Series D, $150,000 in principal amount of 3.51% Senior Notes Series E, $250,000 in principal amount of 3.77% Senior Notes Series F, $325,000 in principal amount of 2.85% Senior Notes Series G, $325,000 in principal amount of 2.96% Senior Notes Series H and $13,122 of finance lease obligations. The Company also has a $25,000 Bank Line with $0 outstanding at October 31, 2020, and a $300,000 Credit Facility with $0 outstanding at October 31, 2020. Current maturities of long-term debt is comprised of the current portion of finance lease obligations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2020 would have no material effect on pretax earnings.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter
August 1 - August 31, 2020	—	$—	—	$300,000,000
September 1 - September 30, 2020	—	—	—	300,000,000
October 1 - October 31, 2020	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
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

CASEY’S GENERAL STORES, INC.

Date: December 7, 2020	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)