Form 10-Q
period 2021-01-31
CASEYS GENERAL STORES INC
filed 2021-03-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2021
Common stock, no par value per share	36,947,180 shares

CASEY’S GENERAL STORES, INC.
INDEX

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Condensed Consolidated Financial Statements
		Condensed consolidated balance sheets---January 31, 2021 and April 30, 2020 (unaudited)	4
		Condensed consolidated statements of income---three and nine months ended January 31, 2021 and 2020 (unaudited)	5
		Condensed consolidated statement of shareholders' equity---nine months ended January 31, 2021 and 2020 (unaudited)	6
		Condensed consolidated Condensed consolidated statements of cash flows--- nine months ended January 31, 2021 and 2020 (unaudited) of cash flows--- nine months ended January 31, 2021 and 2020 (unaudited)	7
		Notes to unaudited condensed consolidated financial statements	9
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
	Item 4.	Controls and Procedures	20
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	21
	Item 1A.	Risk Factors	21
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
	Item 6.	Exhibits	22
SIGNATURE			23

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2021	April 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$388,946	$78,275
Receivables	66,617	48,500
Inventories	271,421	236,007
Prepaid expenses	17,794	9,801
Income taxes receivable	—	14,667
Total current assets	744,778	387,250
Other assets, net of amortization	78,210	71,766
Goodwill	161,075	161,075
Property and equipment, net of accumulated depreciation of $2,151,436 at January 31, 2021 and $2,037,708 at April 30, 2020	3,412,924	3,323,801
Total assets	$4,396,987	$3,943,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Lines of credit	$—	$120,000
Current maturities of long-term debt and finance lease obligations	2,327	570,280
Accounts payable	332,103	184,800
Accrued expenses	245,519	188,348
Income taxes payable	1,877	—
Total current liabilities	581,826	1,063,428
Long-term debt and finance lease obligations, net of current maturities	1,362,076	714,502
Deferred income taxes	449,152	435,598
Deferred compensation	14,636	13,604
Insurance accruals, net of current portion	21,103	22,862
Other long-term liabilities	74,605	50,693
Total liabilities	2,503,398	2,300,687
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	48,855	33,286
Retained earnings	1,844,734	1,609,919
Total shareholders’ equity	1,893,589	1,643,205
Total liabilities and shareholders' equity	$4,396,987	$3,943,892
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Total revenue (a)	$2,008,028	$2,248,198	$6,328,954	$7,362,413
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	1,467,847	1,751,335	4,533,510	5,742,799
Operating expenses	414,448	377,330	1,210,884	1,130,554
Depreciation and amortization	65,185	63,285	195,299	185,981
Interest, net	11,469	13,209	35,510	39,613
Income before income taxes	49,079	43,039	353,751	263,466
Federal and state income taxes	10,452	9,080	82,549	61,711
Net income	$38,627	$33,959	$271,202	$201,755
Net income per common share
Basic	$1.04	$0.92	$7.33	$5.47
Diluted	$1.04	$0.91	$7.28	$5.43
Basic weighted average shares outstanding	37,042,544	36,920,960	37,017,656	36,901,338
Plus effect of stock compensation	241,047	221,917	240,962	221,187
Diluted weighted average shares outstanding	37,283,591	37,142,877	37,258,618	37,122,525

Dividends declared per share	$0.34	$0.32	$0.98	$0.96

(a) Includes excise taxes of:	$249,678	$270,023	$784,950	$833,750
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	120,592	120,592
Dividends declared (32 cents per share)	—	—	(11,874)	(11,874)
Exercise of stock options	4,748	211	—	211
Share-based compensation	95,700	(896)	—	(896)
Balance at July 31, 2020	36,906,773	32,601	1,718,637	1,751,238
Net income	—	—	111,983	111,983
Dividends declared (32 cents per share)	—	—	(11,883)	(11,883)
Exercise of stock options	23,470	1,042	—	1,042
Share-based compensation	5,504	7,471	—	7,471
Balance at October 31, 2020	36,935,747	41,114	1,818,737	1,859,851
Net income	—	—	38,627	38,627
Dividends declared (34 cents per share)	—	—	(12,630)	(12,630)
Exercise of stock options	9,273	412	—	412
Share-based compensation	2,160	7,329	—	7,329
Balance at January 31, 2021	36,947,180	$48,855	$1,844,734	$1,893,589

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	85,815	85,815
Dividends declared (32 cents per share)	—	—	(11,772)	(11,772)
Exercise of stock options	50,931	2,261	—	2,261
Share-based compensation	67,182	4,141	—	4,141
Balance at July 31, 2019	36,782,634	22,002	1,467,212	1,489,214
Net income	—	—	81,981	81,981
Dividends declared (32 cents per share)	—	—	(11,773)	(11,773)
Exercise of stock options	1,030	46	—	46
Share-based compensation	7,984	2,380	—	2,380
Balance at October 31, 2019	36,791,648	24,428	1,537,420	1,561,848
Net income	—	—	33,959	33,959
Dividends declared (32 cents per share)	—	—	(11,774)	(11,774)
Exercise of stock options	1,925	85	—	85
Share-based compensation	—	4,472	—	4,472
Balance at January 31, 2020	36,793,573	$28,985	$1,559,605	$1,588,590
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2021	2020
Cash flows from operating activities:
Net income	$271,202	$201,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,299	185,981
Amortization of debt issuance costs	1,258	—
Share-based compensation	22,009	14,394
Loss on disposal of assets and impairment charges	3,808	2,115
Deferred income taxes	13,554	39,454
Changes in assets and liabilities:
Receivables	(18,117)	(8,527)
Inventories	(35,238)	10,207
Prepaid expenses	(7,993)	(6,937)
Accounts payable	124,026	(53,534)
Accrued expenses	56,228	12,737
Income taxes	18,363	9,204
Other, net	18,680	(7,142)
Net cash provided by operating activities	663,079	399,707
Cash flows from investing activities:
Purchase of property and equipment	(263,077)	(363,907)
Payments for acquisition of businesses, net of cash acquired	(5,780)	(12,644)
Proceeds from sales of property and equipment	4,823	3,813
Net cash used in investing activities	(264,034)	(372,738)
Cash flows from financing activities:
Proceeds from long-term debt	650,000	—
Payments of long-term debt	(570,999)	(9,329)
Payments of debt issuance costs	(5,525)	—
Net (payments) borrowings of short-term debt	(120,000)	1,000
Proceeds from exercise of stock options	1,665	2,392
Payments of cash dividends	(35,410)	(34,178)
Tax withholdings on employee share-based awards	(8,105)	(6,611)
Net cash used in financing activities	(88,374)	(46,726)

Net increase (decrease) in cash and cash equivalents	310,671	(19,757)
Cash and cash equivalents at beginning of the period	78,275	63,296
Cash and cash equivalents at end of the period	$388,946	$43,539

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2021	2020
Cash paid during the period for:
Interest, net of amount capitalized	$32,862	$33,636
Income taxes, net	48,137	10,800

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	28,605	9,813
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1,520
Right-of-use assets obtained in exchange for new operating lease liabilities	1,109	1,037
Noncash additions from adoption of ASC 842	—	22,635
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,229 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2021 and April 30, 2020, the results of operations for the three and nine months ended January 31, 2021 and 2020, and shareholders' equity and cash flows for the nine months ended January 31, 2021 and 2020. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2020 for our consideration of new accounting pronouncements.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and other merchandise, prepared food and fountain and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated financial statements.
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of January 31, 2021 and April 30, 2020, the Company recognized a contract liability of $26,036 and $11,180, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit, and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,417,000 and $1,341,000 at January 31, 2021 and April 30, 2020, respectively.
Senior Notes
On June 30, 2020, the Company entered into a note purchase agreement with respect to the issuance of $650,000 aggregate principal amount of senior notes, consisting of: (i) $325,000 aggregate principal amount of 2.85% Senior Notes, Series G (the “Series G Notes”); and (ii) $325,000 aggregate principal amount of 2.96% Senior Notes, Series H (the “Series H Notes”) (collectively, the “Notes”). The Notes were issued on August 7, 2020. The Series G Notes bear interest at the rate of 2.85% per annum, payable semi-annually on February 7 and August 7 of each year, and mature on August 7, 2030. The Series H Notes bear interest at the rate of 2.96% per annum, payable semi-annually on February 7 and August 7 of each year, and mature on August 6, 2032. The Company used a portion of the proceeds of the Notes to pay off the $569,000 5.22% senior notes that matured on August 9, 2020.
Bridge Loan
On November 8, 2020, the Company entered into a commitment letter (“Commitment Letter”) with Goldman Sachs Bank USA (“Goldman”), pursuant to which Goldman committed to lend the Company up to $100 million under a new senior unsecured 364-day bridge loan facility (the “Bridge Loan”). As a result of, and concurrent with the effectiveness of the second amendment of the Credit Agreement discussed below, the commitments under the Commitment Letter were reduced, and are now expired, in accordance with the terms thereof.
Credit Agreement
On December 23, 2020 (the “Amendment Effective Date”), the Company entered into a second amendment (“the Amendment”) to its existing credit agreement dated January 11, 2019, as amended June 30, 2020 (“the Existing Credit Agreement”, together with the Amendment, the “Credit Agreement”) to: (a) increase the revolving commitments thereunder to an aggregate principal amount of $450 million (the “Revolving Facility Increase”, and together with the existing revolving commitments the “Revolving Facility”); and (b) provide for a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $300 million (the “Term Loan Facility”).
Revolving Facility Increase: The Amendment increased the total borrowing capacity under the Revolving Facility by an aggregate principal amount of $150 million, from $300 million to $450 million. The maturity date of the Revolving Facility remains unchanged, at January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.75%) (the “Adjusted LIBO Rate”), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00% (as applicable, the “ABR Rate”), plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as calculated quarterly in accordance with the Credit Agreement (the “Consolidated Leverage Ratio”). The Company had $0 outstanding on the Revolving Facility at January 31, 2021 and $120,000 outstanding at April 30, 2020.
Term Loan Facility: The Amendment also provides for a new senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $300 million, which may be drawn in a single borrowing for up to three months from the Amendment Effective Date. The Term Loan Facility has a maturity date of January 6, 2026 (the “Term Loan Maturity Date”) and its proceeds may be used to finance the pending Buchanan Energy Acquisition (see fn. 9, below) and for working capital needs, capital expenditures, share repurchases and general corporate purposes.
Amounts borrowed under the Term Loan Facility will bear interest at variable rates based upon, at the Company’s option, either: (i) the Adjusted LIBO Rate, plus a margin ranging from 1.55% to 2.60%; or (ii) the ABR Rate, plus a margin ranging from 0.20% to 1.60%. The Term Loan Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Consolidated Leverage Ratio.
The outstanding principal balance of the loan drawn on the Term Loan Facility is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September and December following the Effective Date, commencing on March 31, 2021, with the balance due on the Term Loan Maturity Date. As of January 31, 2021, the Company has not yet drawn on the Term Loan Facility.

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
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At January 31, 2021, there were 2,212,588 shares available for grant under the 2018 Plan.
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
At January 31, 2021, options for 5,698 shares (which expire in June 2021) were outstanding under the 2009 Plan (no stock option awards have been granted under the 2018 Plan). Information concerning the issuance of stock options under the 2009 Plan is presented in the following table:

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2020	43,189	$44.39
Exercised	37,491	44.39
Outstanding at January 31, 2021	5,698	$44.39
At January 31, 2021, all 5,698 outstanding options were vested, and had an aggregate intrinsic value of $815 and a weighted average remaining contractual life of 0.42 years. The aggregate intrinsic value for the total of all options exercised during the nine months ended January 31, 2021, was $4,833.
Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table:

Unvested at April 30, 2020	473,799
Granted	207,928
Vested	(154,842)
Forfeited	(10,306)
Performance Award Adjustments	56,071
Unvested at January 31, 2021	572,650

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
Total compensation costs recorded for employees and non-employee directors for the nine months ended January 31, 2021 and 2020, respectively, were $22,009 and $14,394, related entirely to restricted stock unit awards. As of January 31, 2021, there were no unrecognized compensation costs related to the 2009 Plan and 2018 Plan for stock options and $34,449 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2024.

6.    Acquisitions
On November 8, 2020, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with (a) Buck’s, Inc., a Nebraska corporation, Chicago SPE (N), Inc., a Delaware corporation, Buchanan Energy (N), LLC, a Delaware limited liability company, Buchanan Energy (S), LLC, a Delaware limited liability company, Buck’s Inc. of Collinsville, a Nebraska corporation, and C.T. Jewell Company, Inc., a Nebraska corporation, and Buck’s Intermediate Holdings, LLC, a Nebraska limited liability company (each of the foregoing entities is a “Seller Company”, and all of the foregoing companies collectively are the “Seller Companies”); (b) Buck’s Holdco, Inc., a Nebraska corporation (the “Seller”); and (c) Steven Buchanan and certain other shareholders and members. Pursuant to the terms of the Purchase Agreement, following restructuring of the Seller Companies and Seller for tax purposes, the Company will acquire all of the Seller’s equity of Buck’s Intermediate, which at closing will own 100% of the limited liability company interests of the remaining Seller Companies, for an aggregate purchase price in cash of $580 million (subject to customary post-closing adjustments).
The closing of the acquisition is conditioned upon the satisfaction of customary closing conditions, including, among others: (w) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act"), as amended; (x) the accuracy of the representations and warranties of each party to the Purchase Agreement as of the closing; (y) the performance in all material respects by the parties of their respective covenants under the Purchase Agreement, including receipt of certain consents; and (z) in the case of the Seller Companies, the absence of any material adverse effect since the date of the Purchase Agreement.
The Company and Buchanan Energy have received a Request for Additional Information from the Federal Trade Commission (“FTC”). The effect of the request is to extend the anticipated closing date, which was initially expected to occur in late calendar year 2020. Casey’s continues to cooperate with the FTC and does not expect its review to have a material impact on the acquisition.
The Company intends to finance the proposed transaction with a combination of cash on hand, the Revolving Facility, and the Term Loan Facility.

7.    Commitments and Contingencies
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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of January 31, 2021, the forward contracts run through February 2021. The monthly commitment under these contracts is approximately $2,700. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

8.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $8,907 at April 30, 2020. At January 31, 2021, gross unrecognized tax benefits were $10,825. If this unrecognized tax benefit were ultimately recognized, $8,552 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $530 at January 31, 2021, and $354 at April 30, 2020. Net interest and penalties included in income tax expense for the nine months ended January 31, 2021 was a net expense of $176 and a net expense of $183 for the same period in 2020.
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

9.    Segment Reporting
As of January 31, 2021, we operated 2,229 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as the "Company", "Casey’s Store” or “Stores”) in 16 Midwestern states, primarily Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store. As of January 31, 2021, there were a total of 2,229 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 55% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 19% of all stores were opened in communities with populations exceeding 20,000 persons. Two distribution centers are currently in operation, which supply grocery and general merchandise items to stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa, and the other is located in Terre Haute, Indiana. In addition, a third distribution center is currently under construction in Joplin, Missouri. As of January 31, 2021, the Company owned the land at 2,203 locations and the buildings at 2,211 locations, and leased the land at 26 locations and the buildings at 18 locations.
The Company reported diluted earnings per common share of $1.04 for the third quarter of fiscal 2021. For the same quarter a year-ago, diluted earnings per common share was $0.91.
The following table represents the roll forward of store growth through the third quarter of fiscal 2021:

Store Count
Total stores at April 30, 2020	2,207
New store construction	27
Acquisitions	3
Acquisitions not opened	(2)
Prior acquisitions opened	2
Closed	(8)
Total stores at January 31, 2021	2,229
As discussed previously, on November 8, 2020, the Company announced an agreement to acquire Buchanan Energy, owner of Bucky’s Convenience Stores, in an all-cash transaction for $580 million. The closing of the acquisition is conditioned upon, among other things, the expiration or termination of the applicable waiting period under the HSR Act. The Company and Buchanan Energy have received a Request for Additional Information from the FTC in connection with the transaction, and continue to cooperate with the FTC with respect thereto. The Company does not expect the FTC review to have a material impact on the acquisition. In addition thereto, the Company also expects to complete the construction of approximately 40 new stores this fiscal year.

Since the fourth quarter of the Company’s 2020 fiscal year, the COVID-19 pandemic has generally led to decreased store traffic and lower demand for certain of our products. Governmental and privately imposed restrictions, including those on travel, social, work and other gatherings, in-person schooling and other closures, and our guests’ behavior in response to such restrictions, have contributed to such declines. In addition, the pandemic has resulted in increased operating expenses, as we have taken proactive steps to protect the health and safety of our team members and guests. Although the number of reported new infections within our sixteen state footprint have generally decreased recently, the unpredictable nature of the pandemic, along with the reported emergence of new “strains” and the limited availability of vaccines, could contribute to continued decreased traffic and demand, and increased COVID-19-related operating expenses, for the foreseeable future. While COVID-19 has resulted in, and will continue to bring, significant challenges and uncertainty to our operating environment, we believe that the strength of our brand and balance sheet position us well to emerge from the pandemic. However, given the uncertainties, we are currently unable to forecast or estimate the potential impact to our future operating results.
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

The third quarter results reflected a 12.1% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 32.9 cents per gallon, compared to 21.7 cents per gallon in the same quarter a year ago. Current quarter same-store gallons sold were impacted by softer demand in the Midwest due to the COVID-19 pandemic. Fuel margin for the quarter was impacted favorably due in part to our centralized fuel team and its ability to navigate the broad spectrum of the fuel marketplace. The Company sold 9.1 million renewable fuel credits for $6.9 million during the quarter, compared to the sale of 8.9 million renewable fuel credits in the third quarter of the prior year, which generated $1.7 million.
Same-store sales of grocery and other merchandise increased 5.4% and prepared food and fountain decreased 5.0% during the third quarter. The increase in grocery and other merchandise same-store sales was primarily due to stronger sales of alcohol and packaged beverages. The decrease in prepared food and fountain same-store sales was primarily attributable to pressure in the dispensed beverage and bakery categories as lower guest counts in the morning day part disproportionately impact these categories.
Three Months Ended January 31, 2021 Compared to
Three Months Ended January 31, 2020
(Dollars and Amounts in Thousands)

Three Months Ended January 31, 2021	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,100,875	$624,465	$264,018	$18,670	$2,008,028
Revenue less cost of goods sold (excluding depreciation and amortization)	$170,399	$191,502	$159,988	$18,292	$540,181
	15.5%	30.7%	60.6%	98.0%	26.9%
Fuel gallons	518,408

Three Months Ended January 31, 2020	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$1,376,018	$582,407	$273,630	$16,143	$2,248,198
Revenue less cost of goods sold (excluding depreciation and amortization)	$124,257	$191,692	$164,795	$16,119	$496,863
	9.0%	32.9%	60.2%	99.9%	22.1%
Fuel gallons	572,746

Total revenue for the third quarter of fiscal 2021 decreased by $240,170 (10.7%) over the comparable period in fiscal 2020. Retail fuel sales decreased by $275,143 (20.0%) as the average retail price per gallon decreased 11.6% (amounting to a $159,753 decrease), and the number of gallons sold decreased by 54,338 (9.5%). During this same period, retail sales of grocery and other merchandise increased by $42,058 (7.2%), due to operating 36 more stores than a year ago and strong sales of alcohol and packaged beverage. Prepared food and fountain sales decreased by $9,612 (3.5%), due primarily to pressure in the dispensed beverage and bakery categories.

The other revenue category primarily consists of lottery, which is presented net of applicable costs, and car wash. These revenues increased $2,527 (15.7%) for the third quarter of fiscal 2021, driven by higher lottery sales.
Revenue less cost of goods sold (excluding depreciation and amortization) was 26.9% of revenue for the third quarter of fiscal 2021, compared to 22.1% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 15.5% of fuel revenue during the third quarter of fiscal 2021, compared to 9.0% in the third quarter of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 32.9 cents in the third quarter of fiscal 2021, compared to 21.7 cents in the prior year, due in part to our centralized fuel team and its ability to navigate the broad spectrum of the fuel marketplace.
Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased from 32.9% of revenue in the prior year to 30.7% in the current year. Grocery and other merchandise revenue less related cost of goods sold continues to be adversely impacted by mix shift to larger pack sizes across categories. The average margin was also adversely affected by stronger sales of lower margin products in the category. In addition, the Company discounted select merchandise in conjunction with a major store reset that took place throughout the chain in the third quarter.

The reset expanded selling space throughout the store to drive key categories, optimized category flow and adjacencies, and enabled the rapid expansion of our private brand program. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 60.6% of revenue, compared to 60.2% in the prior year, primarily due to lower commodity costs.
Operating expenses increased $37,118 (9.8%) in the third quarter of fiscal 2021 from the comparable period in the prior year, due to operating 36 more stores compared to the same period a year ago, as well as incurring $11 million in COVID-related expenses, $10 million in incremental incentive compensation costs due to the strong performance of the Company, $3 million in labor costs associated with the major store reset noted above, offset by a reduction in credit card fees. Same store operating expenses excluding credit card fees were up 5.6% for the quarter.
Depreciation and amortization expense increased by 3.0% to $65,185 in the third quarter of fiscal 2021 from $63,285 for the comparable period in the prior year. The increase was primarily due to operating 36 more stores than a year ago and capital expenditures during the previous twelve months.
Interest expense decreased by $1,740 (13.2%), attributable to the refinancing of the 5.22% senior notes to lower interest rate debt.

The effective tax rate increased to 21.3% in the third quarter of fiscal 2021 compared to 21.1% in the same period of fiscal 2020. The increase in the effective tax rate was primarily due to a decrease in favorable permanent differences. During the third quarter of fiscal year 2021, the Consolidated Appropriations Act, 2021, was enacted and extended the Work Opportunity Tax Credit (WOTC) program through December 31, 2025. The Company benefited from similar legislation in the third quarter of fiscal year 2020 when the Further Consolidated Appropriations Act, 2020 was enacted and provided for an extension of WOTC through December 31, 2020.
Net income increased by $4,668 (13.7%) to $38,627 from $33,959 in the comparable period in the prior year. The increase in net income was primarily attributable to higher fuel contribution and operating 36 more stores than a year ago.

Nine Months Ended January 31, 2021 Compared to
Nine Months Ended January 31, 2020
(Dollars and Amounts in Thousands)

Nine Months Ended January 31, 2021	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$3,380,348	2,074,552	823,605	50,449	6,328,954
Revenue less cost of goods sold (excluding depreciation and amortization)	584,584	666,093	495,297	49,470	1,795,444
	17.3%	32.1%	60.1%	98.1%	28.4%
Fuel gallons	1,645,497

Nine Months Ended January 31, 2020	Fuel	Grocery & Other Merchandise	Prepared Food & Fountain	Other	Total
Revenue	$4,518,061	$1,930,886	$867,353	$46,113	$7,362,413
Revenue less cost of goods sold (excluding depreciation and amortization)	$416,045	$627,278	$530,259	$46,032	$1,619,614
	9.2%	32.5%	61.1%	99.8%	22.0%
Fuel gallons	1,805,901
Total revenue for the first nine months of fiscal 2021 decreased by $1,033,459 (14.0%) over the comparable period in fiscal 2020. Retail fuel sales decreased by $1,137,713 (25.2%) as the average retail price per gallon decreased 17.9% (amounting to a $808,195 decrease), and the number of gallons sold decreased 160,404 (8.9%). During this same period, retail sales of grocery and other merchandise increased by $143,666 (7.4%) due to operating 36 more stores than a year ago and strong sales of alcohol, packaged beverage and tobacco. Prepared food and fountain sales decreased by $43,748 (5.0%), due primarily to pressure in the dispensed beverage and bakery categories.
The other revenue category primarily consists of lottery, which is presented net of applicable costs, and car wash. These revenues increased $4,336 (9.4%) through the third quarter of fiscal 2021.
Revenue less cost of goods sold (excluding depreciation and amortization) was 28.4% of revenue for the first nine months of fiscal 2021, compared to 22.0% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 17.3% of fuel revenue for the first nine months of fiscal 2021 compared to 9.2% for the first nine months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 35.5 cents for the first nine months of fiscal 2021 compared to 23.0 cents in the prior year, due in part to our centralized fuel team and its ability to navigate the broad spectrum of the fuel marketplace.
Grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 32.1% of grocery and other merchandise revenue, compared to 32.5% in the prior year. The average margin was adversely affected by stronger sales of lower margin products in the category. Prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 60.1% of revenue, compared to 61.1% in the prior year, due to increased promotional activity.
Operating expenses increased by $80,330 (7.1%) in the first nine months of fiscal 2021 from the comparable period in the prior year, primarily due to operating 36 more stores than a year ago, as well as incurring $32 million in COVID-related expenses and $22 million in incremental incentive compensation costs due to the strong performance of the Company. Same store operating expenses excluding credit card fees were up 1.8% for the first nine months of fiscal 2021.
Depreciation and amortization expense increased 5.0% to $195,299 for the first nine months of fiscal 2021 from $185,981 for the comparable period in the prior year. The increase was due partially to capital expenditures during the previous twelve months. Additionally, the expense for the first nine months of fiscal 2020 was impacted by an approximately $5.0 million adjustment related to the useful lives of underground storage tanks.
Interest expense decreased by $4,103 (10.4%), primarily attributable to the refinancing of the 5.22% senior notes to lower interest rate debt.
The effective tax rate decreased to 23.3% in the first nine months of fiscal year 2021 compared to 23.4% in the same period of fiscal year 2020. The decrease in the effective tax rate was due to a reduction in state tax expense.
Net income increased by $69,447 (34.4%) to $271,202 from $201,755 in the prior year. The increase in net income was primarily due to growth in fuel gross profit dollars and operating 36 more stores than a year ago.
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
We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities, and they are regularly used by management for internal purposes including our capital budgeting process, evaluating acquisition targets, assessing performance, and awarding incentive compensation.
Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2021 and 2020:

	Three months ended		Nine months ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Net income	$38,627	$33,959	$271,202	$201,755
Interest, net	11,469	13,209	35,510	39,613
Federal and state income taxes	10,452	9,080	82,549	61,711
Depreciation and amortization	65,185	63,285	195,299	185,981
EBITDA	$125,733	$119,533	$584,560	$489,060
Loss on disposal of assets and impairment charges	1,649	858	3,808	2,115
Adjusted EBITDA	$127,382	$120,391	$588,368	$491,175
For the three months ended January 31, 2021, EBITDA and Adjusted EBITDA increased 5.2% and 5.8%, respectively, when compared to the same period a year ago. For the nine months ended January 31, 2021, EBITDA and Adjusted EBITDA increased 19.5% and 19.8%, respectively, when compared to the same period a year ago. The increases in both periods are primarily due to a higher fuel contribution and operating 36 more stores than a year ago.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2020, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2021.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2021, the Company’s ratio of current assets to current liabilities was 1.28 to 1. The ratio at January 31, 2020 and April 30, 2020 was 0.35 to 1 and 0.36 to 1, respectively. The increase in the ratio is primarily attributable to an increase in cash and cash equivalents associated with an increase in cash provided by operations and a decrease in cash used in investing. Additionally, current liabilities decreased due to the refinancing of the 5.22% senior notes. Refer to Note 4 for additional discussion on the Series G and Series H notes.
Management believes that the Company’s unsecured revolving line of credit of $25,000 (the "Bank Line'), its Revolving Facility of $450,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $263,372 (65.9%) in the nine months ended January 31, 2021 from the comparable period in the prior year, due to an increase in net income and increases in accounts payable and accrued expenses. Cash used in investing in the nine months ended January 31, 2021 decreased $108,704 (29.2%) over prior year, due to governmental delays in zoning and licensing and a reduction in discretionary spending related to the COVID-19 pandemic. Cash used in financing increased $41,648 (89.1%), primarily due to payments on the Revolving Facility during the period, offset by incremental proceeds on the Series G and Series H notes.
Capital expenditures typically represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2021, the Company expended $268,857, primarily for property and equipment, resulting from the construction, remodeling, and acquisition of stores, compared to $376,551 for the comparable period in the prior year. The decrease in capital expenditures from the prior year is due to governmental delays in zoning and licensing, as well as a reduction in discretionary spending related to the COVID-19 pandemic. Due to the continued uncertainty of COVID-19, guidance around capital expenditures will not be provided at this time. This will be reevaluated as conditions warrant.

As of January 31, 2021, the Company had long-term debt consisting of:

Finance lease liabilities	14,747
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Less debt issuance costs	(344)
1,364,403
Less current maturities	(2,327)
1,362,076
To date, the Company has funded capital expenditures primarily from the proceeds of the sale of Common Stock, issuance of debt, existing cash, and funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of stores are expected to be met from cash generated by operations, the Revolving Facility, the Bank Line, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2021 would have no material effect on pretax earnings.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors

    There have been no material changes in our “risk factors” from those previously disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter
November 1 - November 30, 2020	—	$—	—	$300,000,000
December 1 - December 31, 2020	—	—	—	300,000,000
January 1 - January 31, 2021	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
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
2.1
Equity Purchase Agreement by and among Buck’s, Inc., Chicago SPE (N), Inc., Buchanan Energy (N), LLC, Buchanan Energy (S), LLC, Buck’s Inc. of Collinsville, and C.T. Jewell Company, Inc., and Buck’s Intermediate Holdings, LLC; Buck’s Holdco, Inc., Steven Buchanan and certain other shareholders and members; and Casey’s General Stores, Inc., dated November 8, 2020 (incorporated by reference to Exhibit 2.1 to Form 8-K filed November 13, 2020)

3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2a	Sixth-Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 8-K filed December 7, 2020)
10.34	364-Day Bridge Loan Facility Commitment Letter with Goldman Sachs Bank USA, dated November 8, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 13, 2020)
10.35	Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2020)
10.36*	Restricted Stock Units Agreement (Special Performance Award to Brian Johnson)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 8, 2021	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)