Form 10-K
period 2021-04-30
CASEYS GENERAL STORES INC
filed 2021-06-25
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Fiscal Year Ended April 30, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from February 1, 2021 to April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2020, was approximately $6.2 billion based on the closing sales price ($168.57 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 9, 2021
Common Stock, no par value per share	37,023,738 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2021.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
As of April 30, 2021 Casey’s General Stores, Inc. (“Casey’s”) and its direct and indirect wholly-owned subsidiaries (Casey’s, together with its subsidiaries, are referred to herein as the “Company” or “we”) operate convenience stores under the names "Casey's" and “Casey’s General Store” (hereinafter referred to as “Casey’s Store” or “Stores”) in 16 Midwestern states, primarily in Iowa, Missouri, and Illinois. The Company also operates two stores under the name "Tobacco City", selling primarily tobacco and nicotine products, one liquor store, and one grocery store. The Casey's Stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. In addition, all but three offer fuel for sale on a self-service basis.

Our fiscal year runs from May 1 through April 30 of each year. On April 30, 2021, there were a total of 2,243 stores in operation. There were 40 stores newly constructed in fiscal 2021, and we closed 11 stores in fiscal 2021. We also acquired 5 stores in fiscal 2021; 2 of those stores were opened in fiscal 2021, and 3 will be opened during the 2022 fiscal year. Finally, we opened 5 acquisitions purchased in the prior year. Three distribution centers are in operation (in Ankeny, Iowa adjacent to our corporate headquarters, which we call the Store Support Center, in Terre Haute, Indiana and in Joplin, Missouri) from which certain grocery and general merchandise items are supplied to our stores. Casey’s, with its principal business office, and Store Support Center located at One SE Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967.
Approximately 55% of all our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 19% of our stores were opened in communities with populations exceeding 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
The Company’s internet address is www.caseys.com. Each year we make available through our website all of our SEC filings, including current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports, free of charge as soon as reasonably practicable after they have been electronically filed with the SEC. Additionally, you can go to our website to read our Financial Code of Ethics for the CEO and Senior Financial Officers, Corporate Governance Guidelines, Code of Business Conduct and Ethics, and committee charters. In the event of a waiver to the Code of Business Conduct and Ethics, any required disclosure will be posted to our website.
General
Casey's purpose is to make the lives of our guests and communities better every day. Smaller communities often are not served by national-chain convenience stores. We have succeeded in operating Casey’s Stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these offerings. We currently own most of our real estate, including substantially all of our stores, all three distribution centers, a construction and support services facility, and the Store Support Center facility.
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
Corporate Subsidiaries
Casey's Marketing Company ("CMC") and Casey's Services Company ("CSC") were organized as Iowa corporations in March 1995. Casey’s Retail Company ("CRC") was organized as an Iowa corporation in April 2004. CGS Stores, LLC was organized in April 2019 as an Iowa limited liability company. Heartland Property Company, LLC was organized in September 2019 as a Delaware limited liability company. CMC, CSC, and CRC are wholly-owned subsidiaries of Casey’s. CGS Stores, LLC and Heartland Property Company, LLC are wholly-owned subsidiaries of CMC.

CRC owns and operates stores in Illinois, Kansas, Minnesota, Nebraska, North Dakota, South Dakota and Michigan, holds the rights to the Company's trademarks, service marks, trade names, and other intellectual property, and performs most “corporate” functions of the enterprise. CMC owns and operates stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, and Wisconsin, and is responsible for all of our wholesale operations, including all three distribution centers. CGS Stores, LLC owns and operates stores in Tennessee. CSC provides a variety of construction, maintenance and transportation services for all stores.
Store Operations
Products Offered
Our focus at Casey’s is to design, develop and deliver value to guests through a differentiated product assortment where the right products are optimally placed, priced and aggressively promoted to drive traffic, revenue and profit. It is our practice to continually make additions to the Company’s product line, especially products with higher gross profit margins. As a result, we have added various prepared food items to our product line over the years, facilitated by the installation of kitchens, which now are in most stores.
We began selling handmade pizza in 1984, and it was available in 2,235 stores (99.6%) as of April 30, 2021. Although pizza is our most popular prepared food offering, we continue to expand our prepared food product line, which currently includes made to order cheesy breadsticks, sandwiches/wraps, wings, popcorn chicken, chicken tenders, breakfast croissants and biscuits, breakfast pizza, breakfast burritos, hash browns, quarter-pound hamburgers and cheeseburgers, potato cheese bites and other seasonal items. As of April 30, 2021, the Company was selling donuts in 2,236 (99.7%) of our stores in addition to cookies, brownies, and other bakery items.
The growth in our prepared food program reflects management’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 41% of our total revenue, but they have resulted in approximately 72% of our revenue less cost of goods sold (excluding depreciation and amortization). Revenue less cost of goods sold (excluding depreciation and amortization) as a percentage of revenue on prepared food items averaged approximately 61% for the three fiscal years ended April 30, 2021—substantially higher than the impact of retail sales of fuel, which averaged approximately 11%.
Each Casey’s store typically carries over 3,000 food and non-food items. The selection is a blend of differentiated Casey’s Private Label products, as well as favored national and regional brands, many of which can be found in larger format stores. Our assortment includes product across the following categories:
•Non-Alcoholic Beverages (Soft Drinks, Energy, Water, Sports Drinks, Juices, Coffee, Tea & Dairy)
•Alcoholic Beverages (Beer, Wine and Spirits)
•Packaged Foods (Snacks, Candy, Packaged Bakery & other food items)
•Tobacco & Nicotine Products
•Frozen Foods (Ice, Ice Cream, Meals & Appetizers)
•Non-Foods (Health & Beauty Aids, Automotive, Electronic Accessories, Housewares and Pet Supplies)
•Services (Lotto/Lottery & Prepaid Cards)
During fiscal 2021, Casey’s invested heavily in it’s Private Brand product portfolio to support the corporate re-branding that was unveiled in October. We expanded our portfolio to over 175 Casey’s Brand items, more than doubling our product count from last year, bringing even more value to our guests. We launched over 100 new or reformulated items which included significant packaging improvements .
All but three Casey’s Stores offer retail motor fuel products for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name.
Store Design
Casey’s Stores are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The current larger store design measures approximately 2,900 square feet devoted to sales area, 550 square feet to kitchen space, 400 square feet to storage, and 2 large multi-stall public restrooms. There is also a smaller store design that is generally designated for smaller communities that measures approximately 1,700 square feet devoted to sales area with the remaining areas similar in size, and 2 single user restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 5 to 10 islands of fuel dispensers and storage tanks with capacity for 60,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of guest traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all the store locations feature a bright sign which displays Casey’s name and trade/service marks.
All Casey’s Stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate guest traffic patterns. As of April 30, 2021, we operated 384 stores on a 24-hour basis, and another 1,640 have expanded hours. Store hours have continued to shift back to pre-COVID 19 levels, as we temporarily reduced hours at many locations in response to the pandemic. All stores maintain a bright, clean interior and provide prompt checkout service.
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
Fuel Operations
Fuel sales are an important part of our revenue and earnings. Approximately 55% of Casey’s total revenue for the year ended April 30, 2021 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) fuel sales for the last three fiscal years ended April 30:

	Year ended April 30,
	2021	2020	2019
Number of gallons sold	2,180,772	2,293,609	2,296,030
Total retail fuel sales	$4,825,466	$5,517,412	$5,848,770
Percentage of total revenue	55.4%	60.1%	62.5%
Percentage of revenue less cost of goods sold (excluding depreciation and amortization and credit card fees)	15.8%	11.1%	8.0%
Average retail price per gallon	$2.21	$2.41	$2.55
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees)	34.91 ¢	26.81 ¢	20.30 ¢
Average number of gallons sold per store*	981	1,055	1,097

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Average retail prices of fuel during the year decreased 8.3% from prior year. The total number of gallons we sold during this period decreased by 4.9%. Same-store gallons sold were impacted by softer demand due to the COVID-19 pandemic. Average revenue less cost of goods sold (excluding depreciation and amortization and credit card fees) per gallon increased by 30.2%, which was influenced by COVID-19 demand dynamics, macroeconomic factors with regard to certain oil producing nations and the efforts of our centralized fuel team. Our centralized fuel team, coupled with fuel procurement improvements, continues to grow profitability and has been instrumental in sustaining higher than normal average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees).
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
Distribution and Wholesale Arrangements
CMC supplies all stores with groceries, food, health and beauty aids, and general merchandise from the distribution centers. The stores place orders for merchandise electronically to the Store Support Center, and the orders are filled with shipments in Company-operated delivery trucks from one of the distribution centers, based on route optimization for the fleet network. Most of our existing and proposed stores are within the three distribution centers' optimum efficiency range—a radius of approximately 500 miles around each distribution center.
In fiscal 2021, a majority of the food and nonfood items supplied to stores from the distribution centers were purchased directly from manufacturers. With few exceptions, long-term supply contracts are not entered into with the suppliers of products sold by Casey’s Stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
Human Capital
Our employees, who we refer to as Team Members, are critical to our business operations and the success of the Company. As of April 30, 2021, we had 17,960 full-time, and 19,245 part-time, Team Members. Approximately 35,043 are store Team Members, approximately 242 are field management and related Team Members, approximately 387 work in and support our three distribution centers, approximately 436 are fuel or grocery drivers and approximately 1,097 work out of the Store Support Center, or perform Store Support Center functions which support the organization.
We are not a party to any collective bargaining agreements with our Team Members and believe the working relationship with our Team Members is good.
COVID-19 Response: From the outset of the COVID-19 pandemic, the Company established a cross-functional task-force for the continuous monitoring of the impact of COVID-19 on our Team Members and business operations and to implement measures to manage Team Member and guest safety and other risks. In addition, throughout the pandemic, our Team Members, who were designated as “essential workers”, safely and diligently ensured our distribution centers remained open and operational and that our guests continued to be served.
In response to COVID-19, the Company implemented a number of health, safety and other measures, in which it has invested over $38 million in fiscal 2021 ($50 million since the start of the pandemic), which at certain times throughout the past year have included the following: increased all store and distribution center Team Member pay by an additional $2 per hour; provided additional operational bonuses to key field support Team Members; provided additional paid leave for impacted Team Members; provided additional paid flextime; mandated working remotely where possible; implemented health checks intended to maintain well-being in all distribution centers; provided personal protective equipment and implemented a store mask mandate; offered a $50 vaccination bonus for fully vaccinated Team Members; established 6-foot markings in stores to encourage social distancing; installed plexiglass shields at cash registers; designated exclusive shopping times for higher-risk guests; implemented enhanced cleaning and hygiene practices throughout our stores, at our fuel dispensers, distribution centers, and the Store Support Center.
Total Rewards: We believe that the future success of the Company depends in large part on our ability to attract, train, retain, and motivate qualified Team Members. As such, we are committed to providing market-competitive pay and benefits for all positions and offer performance-based compensation opportunities to a large portion of our full-time Team Member base. In addition, the Company offers a 401(k) plan to eligible employees, with a generous 6% match made in the form of Company stock, and all full-time and part-time associates are eligible for competitive health and welfare benefits, including medical, dental, vision, disability, life insurance and other benefits.
Diversity and Inclusion: The Company is committed to building a diverse and inclusive workforce across the organization, which it believes is set by example with its Board of Directors and extended leadership team. The Board consists of nine members, seven (or 78%) of which are diverse as to gender, race and/or ethnicity. The extended leadership team consists of twenty-six members, of which thirteen (or 50%) are diverse as to gender, race and/or ethnicity. We have a strict Anti Harassment and Discrimination Policy of which all Team Members are trained and expected to follow. Additionally, we have several mechanisms, including an Ethics and Compliance Hotline, under which Team Members and guests can report incidents confidentially or anonymously and without fear of retaliation.
Education and Training: The Company, including its established Learning and Development Department, which serves all levels of the organization, invests significant resources of time and money in educating and training Team Members by providing them with educational, development and leadership opportunities. These opportunities are provided through a mix of formal onboarding training, safety training, in-person classes, virtual modules and “on-the-job” learning. In addition, the Company has a formal leadership development program, which seeks to provide Team Members with skills necessary for leading their teams and advancing in their careers.
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
Trademarks and Service Marks
The names "Casey’s" and “Casey’s General Store” and the marks consisting of the Casey’s design logos (with the words “Casey’s” and “Casey’s General Store”) and the weathervane are registered trademarks and service marks under federal law. We believe these marks are of material importance in promoting and advertising the Company’s business. The Company has a number of other registered and unregistered trademarks and service marks that are significant to the Company from an operational and branding perspective (e.g. "Casey’s Pizza", "Casey's Here for Good", “Casey’s Rewards”, “Casey’s Cash”, etc.).

Government Regulation (dollars in thousands)
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, our new stores have been equipped with noncorroding fiberglass USTs, including some with double-wall construction, overfill protection, and electronic tank monitoring. We currently have 5,102 USTs, 4,241 of which are fiberglass and 861 are steel, and we believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
Several states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2021 and 2020, we spent approximately $849 and $718, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. As of April 30, 2021, approximately $24,181 has been received from such programs since inception. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2021, we had an accrued liability of $368 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described in this report before making a decision to invest in our securities. If any of such risks actually occur, our business, financial condition, and/or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline and you might lose all or part of your investment.

Risks Related to Our Business Operations

Pandemics or disease outbreaks, such as COVID-19, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results.

Pandemics or disease outbreaks such as COVID-19 have had, and may continue to have, adverse impacts on the Company’s business. These include, but are not limited to, decreased store traffic and changed guest behavior, decreased demand for our fuel, prepared food and other convenience offerings, decreased or slowed unit/store growth, issues with our supply chain including difficulties delivering products to our stores and obtaining certain items sold at our stores, issues with respect to our Team Members’ health, working hours and/or ability to perform their duties, and increased costs to the Company in response to these conditions and to protect the health and safety of our Team Members and guests.

In addition, the general economic and other impacts related to responsive actions taken by governments and others to mitigate the spread of COVID-19, or in the future other pandemics or disease outbreaks, including but not limited to stay-at-home, shelter-in-place and other travel restrictions, social distancing requirements, mask mandates, limitations on certain businesses’ hours and operations, limits on public gatherings and other events, and restrictions on what, and in certain cases how, certain products can be sold and offered to our guests, have, and may continue to, result in similar declines in store traffic and overall demand, increased operating costs, and decreased or slower unit/store growth. Further, although the Company’s business was deemed an “essential service” by many public authorities throughout the COVID-19 pandemic, allowing our operations to continue (in some cases in a modified manner), there are no guarantees the designation will continue, or be applied during a future pandemic or COVID-19 outbreak, which would require us to reduce our operations and potentially close stores for an undetermined period of time.

We cannot predict the extent and duration of the COVID-19 pandemic, the severity and duration of its impact to the general economy, our guests or our operating results; however, its effects could continue to be material and last for an extended period of time.

Our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy.

In the normal course of our business, we obtain, are provided and have access to large amounts of personal data, including but not limited to credit and debit card information, personally identifiable information and other data from and about our guests, Team Members, and suppliers. While we invest significant resources in the protection of such data and information, our IT systems, and incident response programs, and maintain what we believe are adequate security controls, a compromise or a breach in our systems, or another data security or privacy incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.

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

We rely on our distribution and transportation network, which includes our drivers and distribution center Team Members, and the networks of our direct store delivery partners, to provide products to our stores in a timely and cost-effective manner. Products are either moved from supplier locations to our distribution centers or delivered directly to our stores. Deliveries to our stores occur from the distribution centers or directly from our suppliers. Any disruption, unanticipated or unusual expense or operational failure related to this process, including our inability, or that of our delivery partners, to hire and/or retain enough qualified drivers and distribution center Team Members to meet demand, could affect our store operations negatively.

We also depend on regular deliveries of products to and from our facilities and stores that meet our specifications. In addition, we may have a single supplier or limited number of suppliers for certain products. While we believe there are adequate reserve quantities and alternative suppliers available, shortages or interruptions in the receipt or supply of products caused by unanticipated demand, such as occurred during, and as the economy recovers from, the COVID-19 pandemic, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other economic conditions, including the availability of qualified drivers and distribution center Team Members, could adversely affect the availability, quality and cost of products, and our operating results.

We could be adversely affected if we experience difficulties in, or are unable to recruit, hire or retain, members of our leadership team and other distribution, field and store Team Members.

We are dependent on the continued knowledge and efforts of our leadership team and other key Team Members. If, for any reason, our leadership team does not continue to be active in management, or we lose such persons, or other key Team Members, or we fail to identify and/or recruit for current or future leadership positions, our business, financial condition or results of operations could be adversely affected.

We also rely on our ability to recruit, hire and retain qualified drivers, distribution center Team Members, field management and store Team Members. Difficulties and shortages in the general labor market for such individuals, and the failure to continue to attract and retain these individuals, especially at reasonable compensation levels, could have a material adverse effect on our business and results of operations.

Any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results.

Our continued success depends on our ability to remain relevant with respect to consumer needs and wants, attitudes toward our industry, and our guests’ preferences for ways of doing business with us, particularly with respect to digital engagement, contactless delivery, curbside pick-up and other non-traditional ordering and delivery platforms. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, offer a favorable mix of products, and refine our approach as to how and where we market, sell and deliver our products. For example, the Company has recently invested a significant amount of resources and store shelf space to its expanded private label products, which if not well received by our guests, could lead to decreased consumer sentiment, lower sales inside our stores and smaller margins on similar alternative products. This risk is compounded by the increasing use of digital media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, it could have a material adverse effect on our business, financial condition and results of operations.

We rely on our information technology systems, and a number of third-party software providers, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on our information technology (IT) systems, and a number of third-party software providers, to manage and operate numerous aspects of our business, develop our financial statements, provide analytical information to management and serve as a platform for our business continuity plan. Our IT systems, and the software and other technology platforms provided by our vendors, are an essential component of our business operations and growth strategies, and a serious disruption to any of these could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of, or loss of access to, data and information, security breaches or other security incidents, and computer viruses or attacks. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.

Increased credit card expenses could lead to higher operating expenses and other costs for the Company.

A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump, higher gallon movement and other increases in price and sales result in higher credit card expenses. These additional fees increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2021, 2020, and 2019, were approximately $147 million, $145 million, and $140 million, respectively.

In addition, credit card providers now mandate that any fraudulent activity and related losses at fuel dispensers that do not accept certain chip technology (referred to as EMV) be borne by the retailers accepting those cards. While the Company has invested, and will continue to invest, a significant amount of resources in upgrading its fuel dispensers to accept EMV, and has implemented other fraud mitigation strategies, not all of its fuel dispensers have, or in the near future may, be upgraded to such technology. As such, it is possible that credit card providers could attempt to pass the costs of certain fraudulent activity at the non-upgraded dispensers to the Company, which if significant, could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Governmental Actions, Regulations, and Oversight

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including but not limited to state and federal income taxes, indirect taxes (excise, sales/use, and gross receipts taxes), payroll taxes, property taxes, and tobacco taxes. Tax laws and regulations are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued and applied. For example, in 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017, which resulted in lower federal income taxes for the Company. However, the current administration has signaled a desire to roll-back certain tax rates provided by Tax Reform, which would result in higher federal income taxes for the Company. In addition, as certain states face economic and other pressures, they may seek revenue in the form of additional state income, sales and other taxes and related fees. These activities could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authorities. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

We are subject to extensive governmental regulations.

Our business is subject to extensive governmental laws and regulations that include, but are not limited to, those relating to environmental protection and remediation; the preparation, transportation, storage, sale and labeling of food; minimum wage, overtime and other employment and labor laws and regulations; compliance with the Patient Protection and Affordable Care Act and the Americans with Disabilities Act; legal restrictions on the sale of alcohol, tobacco and nicotine products, money orders, lottery/lotto and other age-restricted products; compliance with the Payment Card Industry Data Security Standards and similar requirements; compliance with the Federal Motor Carriers Safety Administration regulations; and, securities laws and Nasdaq listing standards. These, and other laws and regulations, are dynamic and subject to change as new laws are passed, new interpretations of existing laws are issued and applied and as political administrations and majorities change over time. In addition, during the COVID-19 pandemic, the Company was, and continues to be, subject to responsive actions taken by governments and others to mitigate the spread of COVID-19, which have resulted in decreased store traffic and certain changes to how we operate our stores and offer certain products for sale to our guests. The effects created by these, including the costs of compliance with these laws and regulations, is substantial, and a violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, including e-cigarettes and vapor products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns and regulations to discourage tobacco and nicotine use and limit the sale of such products, including but not limited to tax increases related to such products and certain actions taken to increase the minimum age in order to purchase such products, have resulted or may in the future result in, reduced industry volume and consumption levels, and could materially affect the retail price of cigarettes, unit volume and revenues, gross profit, and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost and tax increases relating to tobacco and nicotine products could affect our operating results.

Sales of tobacco and nicotine products have averaged approximately 12% of our total revenue over the past three fiscal years, and our tobacco and nicotine revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 10% of the total revenue less cost of goods sold excluding depreciation and amortization for the same period. Any significant increases in wholesale cigarette and related product costs or tax increases on tobacco or nicotine products may have a materially adverse effect on unit demand for cigarettes (or related products). Currently, major cigarette and tobacco and nicotine manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes and related products. In the event these rebates are no longer offered or decreased, our wholesale cigarette and related product costs will increase accordingly. In general, we attempt to pass price increases on to our guests. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes and related products, cigarette or related product unit volume and revenues, merchandise revenue less cost of goods sold excluding depreciation and amortization, and overall guest traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

General economic and political conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

General economic and political conditions, including those resulting from the COVID-19 pandemic and the unknown economic recovery and consumer behavior patterns as the pandemic subsides in the Unites States, social and political causes and movements, higher interest rates, higher fuel and other energy costs, inflation, increases or fluctuations in commodity prices such as cheese and coffee, higher levels of unemployment, unemployment benefits and related stimulus provided as a result of COVID-19, higher consumer debt levels and lower consumer discretionary spending, higher tax rates and other changes in tax laws or other economic factors may affect the operations of our stores, input costs, consumer spending, buying habits and labor markets generally, and could adversely affect the costs of the products we sell in our stores, the consumer demand for such products and the labor costs of transporting, storing and selling those products. Unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, and can cause guests to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines, and in turn have an adverse impact on our business, financial condition and results of operations.

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

The vast majority of our stores are located in the central region of the United States, which is susceptible to tornadoes, thunderstorms, extended periods of rain or unseasonably cold temperatures, flooding, ice storms, and heavy snow. Inclement weather conditions could damage our facilities or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. When weather conditions are not favorable during a particular period, our operating results and cash flow from operations could be adversely affected.

The volatility of wholesale petroleum costs could adversely affect our operating results.

Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 60% of total revenue and our fuel revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 29% of the total revenue less cost of goods sold excluding depreciation and amortization. Crude oil and domestic wholesale petroleum markets are, and in the recent past have been, marked by significant volatility. The overall economic impact of the COVID-19 pandemic, general political conditions, threatened or actual acts of war or terrorism, instability or other changes in oil producing regions, particularly in the Middle East and South America, and trade, economic or other disagreements between oil producing nations, can, and recently have, significantly affected crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, severe weather events in oil producing regions, the lack of capacity at United States oil refineries or, in our case, the level of fuel contracts that we have that guarantee an uninterrupted, unlimited supply of fuel. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Growth Strategies

We may experience difficulties implementing and realizing the results of our long-term strategic plan.

In January 2020, the Company unveiled an updated, long-term/strategic plan, centered around four strategic objectives: reinvigorate hospitality and the guest experience; be where the guest is; best-in-class efficiencies; and, invest in our people and culture. While we have invested, and will continue to invest, significant resources in our team and in planning, development, project management, and implementation of the plan, it is possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Further, the intended results of the plan may not be realized as anticipated. Any such issues could adversely affect our operations and negatively impact our business, results of operations and financial condition.

We may experience increased costs, disruptions or other difficulties with the integration of the Buchanan Energy acquisition.

On May 13, 2021, the Company closed on the acquisition of Buchanan Energy, owner of Bucky’s convenience stores, which included over 90 stores across five states, primarily in Nebraska and Illinois, and a dealer network of additional stores where the Company will manage fuel supply agreements to these stores. While we have invested, and continue to invest, significant resources in due diligence, planning, integration and training of these stores, their systems and team members, it is possible that significant issues and potential unknown liabilities may arise during the course of the integration or future operation of the stores and systems, which may result in anticipated synergies or financial benefits of the acquisition not being realized, including but not limited to the potential inability to maintain or increase the growth rate, levels of revenue, earnings or operating efficiencies achieved by the applicable stores prior to the acquisition, and which may lead to increased costs and other difficulties that are not presently contemplated.

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

Risks Relating to Our Common Stock

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

In addition, provisions of Iowa corporate law could make it more difficult for a third party to acquire us or remove our directors by means of a proxy contest, even if doing so would be beneficial to our shareholders. For example, the Iowa Business

Corporation Act (the “Act”) prohibits publicly held Iowa corporations to which it applies from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder unless the business combination is approved in a prescribed manner. Further, the Act permits a board of directors, in the context of a takeover proposal, to consider not only the effect of a proposed transaction on shareholders, but also on a corporation’s Team Members, suppliers, guests, creditors, and on the communities in which the corporation operates. These provisions could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

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
We own the Store Support Center (built in 1990) and all three distribution centers. Located on an approximately 57-acre site in Ankeny, Iowa, the Store Support Center includes office space, our first distribution center, and our vehicle service maintenance center. The Store Support Center provides approximately 490,000 square feet of available space, including approximately 290,000 square feet related to the distribution center. We also own a building near the Store Support Center where our construction and support services departments operate. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 340,000 square feet of total space. In April 2021, we opened a third distribution center located in Joplin, Missouri. The new distribution center provides approximately 300,000 square feet of total space.
On April 30, 2021, we also owned the land at 2,216 store locations and the buildings at 2,225 locations and leased the land at 27 locations and the buildings at 18 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 36,949,878 shares of common stock outstanding at April 30, 2021 had a market value of approximately $8.2 billion. On that date, there were 1,578 shareholders of record.
Common Stock Market Prices

Calendar 2019	High	Low	Calendar 2020	High	Low	Calendar 2021	High	Low
Q1	$138.45	$122.86	Q1	$181.99	$114.01	Q1	$221.29	$175.02
Q2	$156.82	$127.75	Q2	$174.40	$117.25
Q3	$173.31	$154.58	Q3	$183.45	$145.48
Q4	$179.21	$152.05	Q4	$196.58	$165.38
Dividends
We began paying cash dividends during fiscal 1991. The dividends declared in fiscal 2021 totaled $1.32 per share. The dividends declared in fiscal 2020 totaled $1.28 per share. On June 3, 2021, the Board of Directors declared a quarterly dividend of $0.34 per share payable August 16, 2021, to shareholders of record on August 2, 2021.
The cash dividends declared during the calendar years 2019 through 2021 were as follows:

Calendar 2019	Cash dividend declared	Calendar 2020	Cash dividend declared	Calendar 2021	Cash dividend declared
Q1	$0.290	Q1	$0.320	Q1	$0.340
Q2	0.320	Q2	0.320	Q2	0.340
Q3	0.320	Q3	0.320
Q4	0.320	Q4	0.340
	1.250		1.300
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Fourth Quarter:
February 1-28, 2021	—	$—	—	$300,000,000
March 1-31, 2021	—	—	—	300,000,000
April 1-30, 2021	—	—	—	300,000,000
Total	—	$—	—	$300,000,000

(1)    In March 2018, the Company announced a share repurchase program with an aggregate $300 million repurchase authorization, valid for two years. On March 6, 2020, the authorization was extended through the end of the Company’s 2022 fiscal year. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time.  No stock was repurchased in the fourth quarter or fiscal year related to that authorization.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable

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
Overview
The Company primarily operates convenience stores under the names "Casey's" and “Casey’s General Store” in 16 Midwestern states, primarily in Iowa, Illinois, and Missouri. On April 30, 2021, there were a total of 2,243 stores in operation. All but three Casey's Stores offer fuel for sale on a self-serve basis and all carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products and other non-food items. We derive our revenue from the retail sale of fuel and the products offered in our stores.
Approximately 55% of all Casey’s Stores were opened in areas with populations of fewer than 5,000 people, while approximately 19% of all stores were opened in communities with populations exceeding 20,000 persons. CMC operates three distribution centers, through which certain grocery and other merchandise, and prepared food and fountain items, are supplied to our stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa. The other two distribution centers were opened in February 2016 in Terre Haute, Indiana and April 2021 in Joplin, Missouri. At April 30, 2021, the Company owned the land at 2,216 store locations and the buildings at 2,225 locations, and leased the land at 27 locations and the buildings at 18 locations. The Company’s business is seasonal, and generally the Company experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, isotonics, water, soft drinks and ice.

The following table represents the roll forward of store growth throughout fiscal 2021:

Store Count
Stores at April 30, 2020	2,207
New store construction	40
Acquisitions	5
Acquisitions not opened	(3)
Prior acquisitions opened	5
Closed	(11)
Stores at April 30, 2021	2,243
On May 13, 2021, Casey’s closed on the Buchanan Energy acquisition which included 92 retail sites. The Company also closed on the 48-store Circle K transaction in June. In total, Casey’s expects to add 200 more stores next fiscal year.
Long-Term Strategic Plan
The Company announced an updated, long-term strategic plan in January 2020 focused on four strategic objectives: reinvigorate hospitality and the guest experience; be where the guest is by accelerating unit growth; create capacity through best-in-class efficiencies; and, invest in our people and culture. The Company's plan is based on building on our proud heritage and distinct advantages to become more contemporary through new capabilities, technology, data, and processes. We believe this will best position the Company to address rapidly evolving shifts in consumer habits and other macro retail trends.
Despite the challenges caused by the COVID-19 pandemic, the Company made significant progress towards its strategic plan goals during the 2021 fiscal year, examples of which include the following:
•Introduced 100+ private label products and curbside pickup at all stores
•Updated our branding, including the introduction of a new logo
•Expanded our digital offerings and added 1.5 million Casey's Rewards members
•Developed and refined capabilities across the enterprise to drive efficiencies by launching centralized procurement and asset protection departments, opening a third distribution center in Joplin, Missouri, optimizing our transportation network, and enhancing price and product optimization
•Continued to add stores through a mixture of new store builds and acquisitions
•Added thirteen talented and diverse individuals to the extended leadership team

COVID-19
Since the fourth quarter of the Company’s 2020 fiscal year, the COVID-19 pandemic has generally led to decreased store traffic and lower demand for certain of our products. Governmental and privately imposed restrictions, including those on travel, social, work and other gatherings, in-person schooling and other closures, and our guests’ behavior in response to such restrictions, have contributed to such declines, which have not fully recovered to pre-pandemic levels. Overall, we saw a decrease in same-store fuel gallons of approximately 8.1% and same-store inside customer traffic of approximately 8.7%, compared to the prior year. Additionally, as a result of these factors, the manner in which we served our guests required changes at many of our locations for a portion of the 2021 fiscal year, including restrictions on self-service food and beverages, reduced prepared food offerings, limiting guest traffic in our stores and social distancing measures. Prepared food and fountain category saw a same-store sales decrease of 2.1%, compared to the prior year, due, in part, to many of these restrictions.
Despite these declines, throughout the 2021 fiscal year, due to the combination of COVID-19 fuel demand dynamics, other macroeconomic factors in the oil industry, and the efforts of our fuel team, we experienced record high fuel average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees), leading to historically strong financial performance for the 2021 fiscal year, including record net income, record fuel gross profit and record diluted earnings per share. Average revenue less cost of goods sold (excluding depreciation and amortization and credit card fees) per gallon increased by 30.2%, to 34.9 cents in fiscal 2021 from 26.8 cents in fiscal 2020. While fuel gross profit margins continue to remain strong, and remain higher than historic averages, they are lower than the highs achieved during the pandemic, which we expect will gradually decline during the next fiscal year.
COVID-19 also resulted in increased operating expenses throughout the 2021 fiscal year, as we took significant proactive steps to protect the health and safety of our Team Members, guests and communities. Our top priority throughout has been their health and well-being. Examples of certain COVID-19 measures that we implemented at certain times during the 2021 fiscal year include the following:
•$50 bonus to Team Members upon their full COVID-19 vaccination
•provided additional compensation and operational bonuses for key field and support Team Members;
•provided additional paid leave for impacted Team Members;
•provided personal protective equipment for Team Members;
•installed Plexiglas shields at our cash registers;
•enhanced cleaning and hygiene practices;
•implemented health checks in all our distribution centers;
•designated exclusive shopping times for higher risk guests;
•established 6-foot markings in our stores to encourage social distancing;
•provided free meals for all store and distribution center Team Members; and
•implemented contact-less delivery.
In total, the Company spent approximately $38.4 million during the 2021 fiscal year for all COVID-19 health, safety and related measures.
As schools, businesses and the economy in general have slowly reopened, and vaccinations rates in our operating territory improve and new infections decline, we have continued to see improvements in store traffic numbers. However, the unpredictable nature of the pandemic could again lead to closures, decreased traffic and demand, and increased COVID-19-

related operating expenses, for the foreseeable future. While COVID-19 has resulted in, and will continue to bring, significant challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to emerge from the pandemic.
For more information related to the additional risks to the Company related to the COVID-19 pandemic, and certain conditions that may affect future performance, please refer to the “Risk Factors” section above in Item 1A. and “Forward-looking Statements” at the end of Item 7.
Fiscal 2021 Compared with Fiscal 2020
Total revenue for fiscal 2021 decreased 5.1% ($468,107) to $8,707,189. Retail fuel sales for the fiscal year were $4,825,466, a decrease of 12.5% primarily due to a 8.3% decrease in the price of fuel, which decreased fuel revenue by $458,722. Fuel gallons sold decreased 4.9% to 2.2 billion gallons, which decreased fuel revenue by an additional $249,370. The decrease in fuel revenue was offset by a $215,348 increase to $3,811,521 (6.0%) in grocery and other merchandise and prepared food and fountain, primarily due to operating 36 more stores than one year ago.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 27.1% for fiscal 2021 compared with 23.4% for the prior year. Fuel cents per gallon increased to 34.9 cents in fiscal 2021 from 26.8 cents in fiscal 2020, primarily as a result of COVID-19, combined with the efforts of our centralized fuel team coupled with procurement improvements. The grocery and other merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was consistent at 32.0% in fiscal 2021 and fiscal 2020. The prepared food and fountain revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 60.1% from 60.9% during fiscal 2021 compared to the prior year, due mainly to lower volume and higher waste in the morning day part.
Operating expenses increased 9.3% ($139,148) in fiscal 2021 primarily due to operating 36 more stores than one year ago, as well as incurring $38.4 million in COVID-related expenses and $30.7 million in incremental incentive compensation expense due to the strong performance of the company. The majority of all operating expenses are wages and wage-related costs.
Depreciation and amortization expense increased 5.6% ($14,021) to $265,195 in fiscal 2021 from $251,174 in fiscal 2020. The increase was due primarily to capital expenditures made in fiscal 2021 and fiscal 2020.
The effective tax rate increased to 23.2% in fiscal 2021 from 22.9% in fiscal 2020. The increase in the effective tax rate was due to a reduction in favorable permanent differences, offset by a decrease in state tax expense.
Net income increased to $312,900 in fiscal 2021 from $263,846 in fiscal 2020. The increase was primarily due to increased fuel contribution and operating 36 more stores than one year ago.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2020, filed on June 26, 2020, for comparison of Fiscal 2020 to Fiscal 2019.
COMPANY TOTAL REVENUE AND REVENUE LESS COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) BY CATEGORY

	Years ended April 30,
	2021	2020	2019
Total revenue by category
Fuel	$4,825,466	$5,517,412	$5,848,770
Grocery and other merchandise	2,724,374	2,498,966	2,369,521
Prepared food and fountain	1,087,147	1,097,207	1,074,294
Other	70,202	61,711	60,325
	$8,707,189	$9,175,296	$9,352,910
Revenue less cost of goods sold (excluding depreciation and amortization) by category
Fuel	$761,247	$614,847	$466,107
Grocery and other merchandise	872,573	800,140	759,817
Prepared food and fountain	653,689	668,092	668,598
Other	68,926	61,605	60,202
	$2,356,435	$2,144,684	$1,954,724
INDIVIDUAL STORE COMPARISONS (1)

	Years ended April 30,
	2021	2020	2019
Average retail sales	$3,894	$4,203	$4,449
Average retail inside sales (3)	1,720	1,659	1,649
Average revenue less cost of goods sold (excluding depreciation and amortization) on inside sales (3)	655	647	651
Average retail sales of fuel	2,174	2,544	2,800
Average revenue less cost of goods sold (excluding depreciation and amortization) on fuel	338	280	223
Average operating income (2)	338	291	253
Average number of gallons sold	981	1,055	1,097

(1)Individual store comparisons include only those stores that had been in operation for at least one full year and remained open on April 30 of the fiscal year indicated.
(2)Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes federal and state income taxes, and Company operating expenses not attributable to a particular store.
(3)Inside sales is comprised of sales related to the grocery and other merchandise and prepared food and fountain categories.

SAME STORE SALES BY CATEGORY (1)

	Years ended April 30,
	2021	2020	2019
Fuel gallons (2)	(8.1)%	(5.1)%	(1.7)%
Grocery and other merchandise	6.6%	1.9%	3.6%
Prepared food and fountain (3)	(2.1)%	(1.5)%	1.9%

(1)Same-store sales is a common metric used in the convenience store industry. We define same-store sales as the total sales increase (or decrease) for stores open during the full time of the periods being presented. The store must be open for each entire fiscal year being compared. Remodeled stores that remained open or were closed for just a very brief period of time (less than a week) during the period being compared remain in the same store sales comparison. If a store is replaced, either at the same location (razed and rebuilt) or relocated to a new location, it is removed from the comparison until the new store has been open for each entire period being compared. Newly constructed and acquired stores do not enter the calculation until they are open for each entire period being compared as well.

(2)The decline in fuel gallons in fiscal 2021 as compared to fiscal 2020 was primarily due to softer demand in due to the COVID-19 pandemic.
(3)The decline in same-store sales for prepared food and fountain for 2021 as compared to 2020 was primarily due to the COVID-19 pandemic and the related restrictions.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2021 and 2020, respectively:

	Three months ended		Years ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Net income	41,698	$62,091	$312,900	$263,846
Interest, net	11,168	13,806	46,679	53,419
Depreciation and amortization	69,897	65,193	265,195	251,174
Federal and state income taxes	11,921	16,491	94,470	78,202
EBITDA	$134,684	$157,581	$719,244	$646,641
Loss on disposal of assets and impairment charges	5,872	1,380	9,680	3,495
Adjusted EBITDA	$140,556	$158,961	$728,924	$650,136
For the three months ended April 30, 2021, EBITDA and Adjusted EBITDA decreased 14.5% and 11.6% respectively, when compared to the same period a year ago. The decrease was due primarily to unusually high fuel margin achieved last year via supply and demand shocks from COVID-19 and macroeconomic conditions in the oil industry. For the year ended April 30, 2021, EBITDA and Adjusted EBITDA increased 11.2% and 12.1%, respectively. The increase was due primarily to higher fuel contribution and operating 36 more stores than the same period a year ago.
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
Long-lived Assets

The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3 to the consolidated financial statements). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $3,846 in fiscal 2021, $1,177 in fiscal 2020, and $1,167 in fiscal 2019. Impairment charges are a component of operating expenses.
Self-insurance
The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year-end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $50,526 and $44,959 for the years ended April 30, 2021 and 2020, respectively.
Recent Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for a description of new accounting pronouncements applicable to the Company.
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. We finance our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2021, the Company’s ratio of current assets to current liabilities was 1.18 to 1. The ratio at April 30, 2020 and at April 30, 2019 was 0.36 to 1 and 0.69 to 1, respectively. The increase in the ratio is partially attributable to an increase in cash and cash equivalents associated with an increase in cash provided by operations and a decrease in cash used in investing. Additionally, current liabilities decreased due to the refinancing of the 5.22% senior notes. Refer to Note 3 of the consolidated financial statements for additional discussion.
We believe our current $450,000 unsecured revolving credit facility, our $25,000 unsecured bank line of credit, current cash and cash equivalents, and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities increased $299,774 (59.4%) for the year ended April 30, 2021, primarily due to an increase in accounts payable and accrued expenses, and an increase in net income, partially offset by an increase in inventories. Cash used in investing activities in the year ended April 30, 2021 decreased $22,302 (4.8%) primarily due to a decrease in acquisition activity. However, the Company did close on two large acquisitions during the first quarter of fiscal 2022. Refer to Note 11 of the consolidated financial statements for additional discussion. Cash flows used in financing activities increased $78,785, primarily due to payments on the revolving credit facility during the period, offset by incremental proceeds on the Series G and Series H notes.
Capital expenditures represent the single largest use of Company funds. We believe that by reinvesting in stores, we will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2021, we expended $450,608 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $471,683 in the prior year. In fiscal 2022, we anticipate spending approximately $500 million in capital expenditures, including store remodels for acquisitions, primarily from existing cash, funds generated by operations, and proceeds from long-term debt.
As of April 30, 2021, we had long-term debt and finance lease obligations consisting of:

Finance lease liabilities (Note 7)	14,085
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Debt issuance costs	(336)
1,363,749
Less current maturities	2,354
1,361,395
On December 23, 2020, the Company amended its existing credit agreement dated January 11, 2019, as amended June 30, 2020 to: (a) increase the revolving commitments thereunder to an aggregate principal amount of $450 million; and (b) provide for a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $300 million. The Amendment increased the total borrowing capacity of the revolving commitments by an aggregate principal amount of $150 million, from $300 million to $450 million. The maturity date remains unchanged, at January 11, 2024. The term loan facility may be drawn in a single borrowing for up to five months from the amendment date, and has a maturity date of January 6, 2026. Proceeds of the term loan were used to finance the Buchanan Energy acquisition (see additional discussion at Note 11 of the condensed consolidated financial statements). Refer to Note 3 of the consolidated financial statements for additional discussion on changes to the Company's debt agreements during the fiscal 2021.
Interest on the 3.67% Senior notes Series A and 3.75% Senior notes Series B is payable on the 17th day of each June and December. Principal on the Senior notes Series A and Series B is payable in various installments beginning June 17, 2022 (Series A) and December 17, 2022 (Series B) through December 2028. We may prepay the 3.67% and 3.75% Senior notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated June 17, 2013, as amended, between the Company and the purchasers of the Senior notes Series A and Series B.
Interest on the 3.65% Senior notes Series C is payable on the 2nd day of each May and November, while the interest on the 3.72% Senior notes Series D is payable on the 28th day of each April and October. Principal on the Senior notes Series C and Series D is payable in various installments beginning May 2, 2025 (Series C) and October 28, 2025 (Series D) through October 2031. We may prepay the 3.65% and 3.72% Senior notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated May 2, 2016, as amended, between the Company and the purchasers of the Senior notes Series C and Series D.
Interest on the 3.51% Senior notes Series E is payable on the 13th day of each June and December, while the interest on the 3.77% Senior notes Series F is payable on the 22nd day of each February and August. Principal on the Senior notes Series E and Series F is payable in full on June 13, 2025 (Series E) and August 22, 2028 (Series F), respectively. We may prepay the 3.51% and 3.77% Senior notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated June 13, 2017, as amended, between the Company and the purchasers of the Senior notes Series E and Series F.
Interest on the 2.85% Senior notes Series G and 2.96% Senior notes Series H is payable on the 7th day of each February and August. Principal on the Senior notes Series G and Series H is payable in full on August 7, 2030 (Series G) and August 6, 2032 (Series H), respectively. We may prepay the 2.85% and 2.96% Senior notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Purchase Agreement dated June 30, 2020, between the Company and the purchasers of the Senior notes Series G and Series H.
To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of debt, and existing cash. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, the revolver, the bank line, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.

The table below presents our significant contractual obligations, including interest, at April 30, 2021:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$1,704,789	$44,638	$139,821	$304,559	$1,215,771
Finance lease obligations	20,723	3,110	5,681	2,039	9,893
Operating lease obligations	34,062	1,794	3,351	3,342	25,575
Unrecognized tax benefits	9,316	—	—	—	—
Deferred compensation	16,465	—	—	—	—
Total	$1,785,355	$49,542	$148,853	$309,940	$1,251,239
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table.
At April 30, 2021, the Company had a total of $9,316 in gross unrecognized tax benefits. Of this amount, $7,360 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $370 as of April 30, 2021. Interest and penalties related to income taxes are classified as federal and state income taxes in our consolidated financial statements. The federal statute of limitations remains open for the tax years 2015 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company has no ongoing federal or state income tax examinations. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $2,000 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain income tax filing positions.
Included in long-term liabilities on our consolidated balance sheet at April 30, 2021, was a $15,094 obligation for deferred compensation. Additionally, $1,038 was recognized in current liabilities as of April 30, 2021 related to deferred compensation. As the specific payment dates for a portion of the deferred compensation outstanding are unknown due to the unknown retirement dates of many of the participants, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table. However, known payments of $10,623 will be due during the next 5 years.
At April 30, 2021, we were partially self-insured for workers’ compensation claims in all 16 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $1,000 for auto liability and $500 for workers' compensation and general liability. To facilitate this agreement, letters of credit approximating $24,000 and $21,526 were issued and outstanding at April 30, 2021 and 2020, respectively, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

Forward-Looking Statements

This Form 10-K, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, and the potential effects of COVID-19 on our business.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely above in Item 1A entitled “Risk Factors”:

Business Operations; Pandemics or disease outbreaks, such as COVID-19, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results; our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy; food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we could be adversely affected if we experience difficulties in, or are unable to recruit, hire or retain, members of our leadership team and other distribution, field and store Team Members; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results; we rely on our information technology systems, and a number of third-party software providers, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business; increased credit card expenses could lead to higher operating expenses and other costs for the Company; our operations present hazards and risks which may not be fully covered by insurance, if insured; the dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities; consumer or other litigation could adversely affect our financial condition and results of operations; and, covenants in our senior notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests and the failure to comply with these requirements could have a material impact to us.

Governmental Actions, Regulations, and Oversight: Compliance with and changes in tax laws could adversely affect our performance; we are subject to extensive governmental regulations; governmental action and campaigns to discourage tobacco and nicotine use and other tobacco products may have a material adverse effect on our revenues and gross profit; and, wholesale cost and tax increases relating to tobacco and nicotine products could affect our operating results.

Industry: General economic and political conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations; developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel; unfavorable weather conditions can adversely affect our business; the volatility of wholesale petroleum costs could adversely affect our operating results; and, the convenience store industry is highly competitive.

Growth Strategies: We may experience difficulties implementing and realizing the results of our long-term strategic plan; we may experience increased costs, disruptions or other difficulties with the integration of the Buchanan Energy acquisition; and, we may not be able to identify, acquire, and integrate new properties and stores, which could adversely affect our ability to grow our business.

Common Stock: The market price for our common stock has been and may in the future be volatile, which could cause the value of your investment to decline; any issuance of shares of our common stock in the future could have a dilutive effect on your investment; and, Iowa law and provisions in our charter documents may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.

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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2021, would have no material effect on pretax earnings.
We do, from time to time, participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchase and normal sale exclusions under the applicable accounting guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casey’s General Stores, Inc. and subsidiaries (the Company) as of April 30, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended April 30, 2021,and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended April 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the self-insurance claim liability for workers’ compensation
As discussed in Notes 1 and 10 to the consolidated financial statements, at April 30, 2021, the Company was primarily self-insured for workers’ compensation claims. The self-insurance claim liability for workers’ compensation is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Factors affecting the uncertainty of the claim liability include the (1) loss development factors, which include the development time frame and settlement patterns, and (2) expected loss rates, which include litigation and adjudication direction, and medical treatment and cost trends. As discussed in Notes 1 and 10 to the consolidated financial statements, the Company reported a self-insurance claim liability of $50,526 thousand, which included the self-insurance claim liability for workers’ compensation.
We identified the assessment of the self-insurance claim liability for workers’ compensation as a critical audit matter. The evaluation of the key assumptions used to estimate the liability, specifically the loss development factors and expected loss rates, required complex auditor judgment due to the significant measurement uncertainty. Specialized skill and knowledge were necessary to evaluate the methods and key assumptions used to determine the liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the self-insurance claim liability for workers’ compensation. This included controls related to the selection of the methods used to determine the liability, and the evaluation of the loss development factors and expected loss rates. We involved actuarial professionals with specialized skill and knowledge, who assisted in:
•assessing the methods used by the Company by comparing them to generally accepted actuarial methods
•evaluating the loss development factors and expected loss rates used by the Company by comparing them to industry trends.
/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Des Moines, Iowa
June 25, 2021

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Casey’s General Stores, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated June 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Des Moines, Iowa
June 25, 2021

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$336,545	$78,275
Receivables	79,698	48,500
Inventories	286,598	236,007
Prepaid expenses	11,214	9,801
Income taxes receivable	9,578	14,667
Total current assets	723,633	387,250
Property and equipment, at cost
Land	938,199	872,151
Buildings and leasehold improvements	2,162,261	1,969,585
Machinery and equipment	2,478,404	2,369,361
Finance lease right-of-use assets	22,413	24,780
Construction in process	98,587	125,632
	5,699,864	5,361,509
Less accumulated depreciation and amortization	2,206,405	2,037,708
Net property and equipment	3,493,459	3,323,801
Other assets, net of amortization	82,147	71,766
Goodwill	161,075	161,075
Total assets	$4,460,314	$3,943,892
Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$—	$120,000
Current maturities of long-term debt and finance lease obligations	2,354	570,280
Accounts payable	355,471	184,800
Accrued expenses
Wages and related taxes	69,226	34,039
Property taxes	39,399	36,348
Insurance accruals	24,287	22,097
Other	122,012	95,864
Total current liabilities	612,749	1,063,428
Long-term debt and finance lease obligations, net of current maturities	1,361,395	714,502
Deferred income taxes	439,721	435,598
Deferred compensation	15,094	13,604
Insurance accruals, net of current portion	26,239	22,862
Other long-term liabilities	72,437	50,693
Total liabilities	2,527,635	2,300,687
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 36,949,878 and 36,806,325 shares issued and outstanding at April 30, 2021 and 2020, respectively	58,951	33,286
Retained earnings	1,873,728	1,609,919
Total shareholders’ equity	1,932,679	1,643,205
Total liabilities and shareholders’ equity	$4,460,314	$3,943,892
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2021	2020	2019
Total revenue	$8,707,189	$9,175,296	$9,352,910
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	6,350,754	7,030,612	7,398,186
Operating expenses	1,637,191	1,498,043	1,391,279
Depreciation and amortization	265,195	251,174	244,387
Interest, net	46,679	53,419	55,656
Income before income taxes	407,370	342,048	263,402
Federal and state income taxes	94,470	78,202	59,516
Net income	$312,900	$263,846	$203,886
Net income per common share
Basic	$8.44	$7.14	$5.55
Diluted	$8.38	$7.10	$5.51

Dividends declared per share	$1.32	$1.28	$1.16

(a) Includes excise taxes of approximately:	$1,053,000	$1,063,000	$988,000
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2018	36,874,322	$—	$1,271,141	$1,271,141
Implementation of ASU 2014-09	—	—	(4,140)	(4,140)
Net income	—	—	203,886	203,886
Dividends declared ($1.16 per share)	—	—	(42,471)	(42,471)
Exercise of stock options	71,546	2,290	—	2,290
Repurchase of common stock	(352,592)	—	(35,247)	(35,247)
Stock-based compensation	71,245	13,310	—	13,310
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	263,846	263,846
Dividends declared ($1.28 per share)	—	—	(47,096)	(47,096)
Exercise of stock options	66,638	2,958	—	2,958
Stock-based compensation	75,166	14,728	—	14,728
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	312,900	312,900
Dividends declared ($1.32 per share)	—	—	(49,091)	(49,091)
Exercise of stock options	40,189	1,784	—	1,784
Stock-based compensation	103,364	23,881	—	23,881
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2021	2020	2019
Cash flows from operating activities
Net income	$312,900	$263,846	$203,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,195	251,174	244,387
Amortization of debt issuance costs	1,603	—	—
Stock-based compensation	31,986	18,129	16,410
Loss on disposal of assets and impairment charges	9,680	3,495	1,384
Deferred income taxes	4,123	49,810	45,337
Changes in assets and liabilities:
Receivables	(26,278)	(10,644)	7,189
Inventories	(50,342)	37,713	(29,648)
Prepaid expenses	(1,413)	(2,308)	(1,727)
Accounts payable	166,546	(140,151)	12,451
Accrued expenses	65,497	26,400	30,927
Income taxes	5,714	15,783	22,545
Other, net	18,877	(8,933)	(22,527)
Net cash provided by operating activities	804,088	504,314	530,614
Cash flows from investing activities
Purchase of property and equipment	(441,252)	(438,977)	(394,699)
Payments for acquisitions of businesses, net of cash acquired	(9,356)	(32,706)	(68,200)
Proceeds from sales of property and equipment	6,268	5,041	5,069
Net cash used in investing activities	(444,340)	(466,642)	(457,830)
Cash flows from financing activities
Proceeds from long-term debt	650,000	—	—
Repayments of long-term debt	(571,661)	(17,476)	(16,000)
Net (payments) borrowings of short-term debt	(120,000)	45,000	35,400
Payment of debt issuance costs	(5,525)	—	—
Proceeds from exercise of stock options	1,784	2,958	2,290
Payments of cash dividends	(47,971)	(45,951)	(41,430)
Repurchase of common stock	—	—	(37,479)
Tax withholdings on employee stock-based awards	(8,105)	(7,224)	(5,948)
Net cash used in financing activities	(101,478)	(22,693)	(63,167)
Net increase in cash and cash equivalents	258,270	14,979	9,617
Cash and cash equivalents at beginning of year	78,275	63,296	53,679
Cash and cash equivalents at end of year	$336,545	$78,275	$63,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest, net of amount capitalized	$48,508	$54,277	$56,306
Cash paid (received) for income taxes, net	80,916	9,364	(11,433)
Noncash investing and financing activities
Noncash additions from adoption of ASC 842	—	22,635	—
Purchased property and equipment in accounts payable	9,204	5,328	15,616
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations: Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 2,243 convenience stores in 16 Midwest states. The stores are located primarily in smaller communities, many with populations of less than 5,000. Retail revenue in 2021 by category are as follows: 55% fuel, 31% grocery and other merchandise, 13% prepared food and fountain, and 1% other.
Principles of consolidation: The consolidated financial statements include the financial statements of Casey’s General Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash equivalents: We consider all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents. Included in cash equivalents are money market funds and credit card, debit card and electronic benefits transfer transactions that process within three days.
Receivables: Receivables is primarily comprised of balances outstanding from credit card companies which are not processed within three days and balances outstanding from vendor rebates. The Company records credit card receivables at the time of the related sale to the guest. Vendor rebates are recorded based upon the applicable agreements. Uncollectible accounts were immaterial during the periods presented.
Inventories: Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
The excess of replacement cost over the stated LIFO value was $93,158 and $87,546 at April 30, 2021 and 2020, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2021 and 2020:

	Years ended April 30,
	2021	2020
Fuel	$63,018	$33,695
Merchandise	223,580	202,312
Total inventory	$286,598	$236,007
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
Renewable Identification Numbers (RINs) are recorded as a reduction in cost of goods sold in the period when the Company commits to a price and agrees to sell the RIN. The Company does not record an asset on the balance sheet related to RINs that have not been validated and contracted.
The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs. Warehousing costs are recorded within operating expenses on the consolidated statements of income.

Capitalized software implementation costs: The Company capitalizes expenditures related to the implementation of software as incurred. These costs are expensed on a straight-line basis within operating expenses over the contractual life of the contract with the related software provider. The useful lives utilized for capitalized software implementation costs range from 2-13 years. As of April 30, 2021 and April 30, 2020, the Company had recognized $42,881 and $38,593 of capitalized software implementation costs, respectively. The outstanding balance is recognized in other assets on the consolidated balance sheets.
Goodwill: Goodwill and intangible assets with indefinite lives are tested for impairment at least annually. The Company assesses impairment at least annually at year-end using a market based approach to establish fair value. All of the goodwill assigned to the individual stores is aggregated into a single reporting unit due to the similar economic characteristics of the stores. As of both April 30, 2021 and 2020, there was $161,075 of goodwill recognized. Management’s analysis of recoverability completed as of the fiscal year-end indicated no evidence of impairment for the years ended April 30, 2021, 2020, and 2019.
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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $3,846 in fiscal 2021, $1,177 in fiscal 2020, and $1,167 in fiscal 2019. Impairment charges are a component of operating expenses.
Excise taxes: Excise taxes approximating $1,053,000, $1,063,000, and $988,000 on retail fuel sales are included in total revenue and cost of goods sold for fiscal 2021, 2020, and 2019, respectively.
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

A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to redeemable digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of April 30, 2021 and April 30, 2020, the Company recognized a contract liability of $30,719 and $11,180, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in other accrued expenses on the consolidated balance sheets.

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

The discounted liability was $24,411 and $22,658 at April 30, 2021 and 2020, respectively, and is recorded in other long-term liabilities.
Self-insurance: The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of the claim liability include the loss development factors, which includes the development time frame and settlement patterns, and expected loss rates, which includes litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves was $50,526 and $44,959 for the years ended April 30, 2021 and 2020, respectively. See additional discussion in Note 10.
Environmental remediation liabilities: The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
Derivative instruments: There were no options or futures contracts as of or during the years ended April 30, 2021, 2020, or 2019. From time to time, we participate in a forward buy of certain commodities - see further discussion in Note 9. These are not accounted for as derivatives under the normal purchase and sale exclusions within the applicable accounting guidance.
Stock-based compensation: Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the consolidated statements of income over the vesting period of the award, adjusted for certain retirement provisions. Additionally, certain awards include performance and market conditions. The majority of performance-based awards are based on either the achievement of a three-year average return on invested capital (ROIC) or a three-year cumulative earnings before interest, income taxes, depreciation, and amortization. For these awards, stock-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. Additionally, if the Company's relative total shareholder return over the performance period is in the bottom or top quartile of the applicable peer group, the performance-based shares included will be adjusted downward by 25%, or upward by 25%, respectively (the "TSR Modifier"). The market-based awards are achieved based on our relative performance to a pre-determined peer group. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant. For market-based awards, the stock-based compensation expense will not be adjusted should the target awards vary from actual awards.
Segment reporting: As of April 30, 2021, we operated 2,243 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and other merchandise, and prepared food and fountain because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Recent accounting pronouncements:
    In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). As a result of this update, we recognized a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842) - Codification Improvements which contains several FASB Codification improvements for ASC Topic 842, including several implementation issues and ASU 2018-11, "Leases (Topic 842) - Targeted Improvements" which provides entities with an additional transition method for implementing ASC Topic 842. This update provided the option to apply the new standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings along with the modified retrospective approach previously identified, both of which include a number of practical expedients that companies may elect to apply. Under the cumulative-effect adjustment approach, comparative periods would not be restated. Under the modified retrospective approach, leases are recognized and measured under the noted guidance at the beginning of the earliest period presented. We adopted this guidance in the first quarter of fiscal 2020, using the modified retrospective approach and elected the cumulative-effect adjustment practical expedient. As a result of the transition method selected, the Company did not restate previously reported comparable periods. Please refer to Note 7 for additional information regarding ASC Topic 842.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard is effective for all entities through December 31, 2022. The Company does not expect this standard to have a material impact on our consolidated financial statements.
2. ACQUISITIONS
During the year ended April 30, 2021, the Company acquired 5 stores. Of the 5 stores acquired, 2 were re-opened as a Casey's store during the 2021 fiscal year, and the remaining 3 will be opened during the 2022 fiscal year. The majority of these acquisitions meet the criteria to be considered business combinations. The purchase price of the stores were valued using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date as determined by third party appraisals or internal estimates. Fair values were determined using Level 3 inputs (see Note 3). The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. No goodwill was recognized as the result of the current year acquisitions.
Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2021 is as follows (in thousands):

Assets acquired:
Inventories	$249
Property and equipment	9,117
Total assets	9,366
Liabilities assumed:
Accrued expenses	10
Total liabilities	10
Net tangible assets acquired	9,356
Goodwill	—
Total consideration paid	$9,356
3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT
U.S. GAAP requires that each financial asset and liability carried at fair value be classified into one of the following of the fair value hierarchy levels, which is based upon the quality of the inputs used in the valuation. Level 1 inputs are quoted market prices in active markets for identical assets and liabilities. Level 2 inputs are observable market based inputs or unobservable inputs that are corroborated by market data (excluding those included within Level 1). Level 3 inputs are unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. A summary of the fair value of the Company’s financial instruments follows.
Cash and cash equivalents, receivables, and accounts payable: The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.
Long-term debt and finance lease obligations: The fair value of the Company’s long-term debt and finance lease obligations (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt and capital lease obligations was approximately $1,408,000 and $1,341,000, respectively, at April 30, 2021 and 2020.
The carrying amount of the Company’s long-term debt and finance lease obligations by issuance is as follows:

	As of April 30,
	2021	2020
Finance lease liabilities (Note 7)	$14,085	$16,746
5.22% Senior notes due August 9, 2020	$—	569,000
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000	—
2.96% Senior notes (Series H) due August 6, 2032	325,000	—
Debt issuance costs	(336)	—
	1,363,749	1,285,746
Less current maturities (1)	2,354	571,244
	$1,361,395	$714,502
(1)     Current maturities is presented gross in the table above, but net of unamortized debt issuance costs of $964 on the consolidated balance sheets for the year ended April 30, 2020.
Interest expense is net of interest income of $168, $860, and $595 for the years ended April 30, 2021, 2020, and 2019, respectively. Interest expense is also net of interest capitalized of $4,537, $5,258, and $3,057 during the years ended April 30, 2021, 2020, and 2019, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2021, the Company was in compliance with all such operating and financial covenants.
Listed below are the aggregate maturities of long-term debt, including finance lease obligations, for the 5 years commencing May 1, 2021 and thereafter:

Years ended April 30,	Finance Leases	Senior Notes	Total
2022	$2,354	$—	$2,354
2023	2,484	20,000	22,484
2024	2,060	32,000	34,060
2025	734	32,000	32,734
2026	471	192,000	192,471
Thereafter	5,982	1,074,000	1,079,982
	$14,085	$1,350,000	$1,364,085
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
Credit Agreement
As noted above, on December 23, 2020, the Company entered into a second amendment (“the Amendment”) to its existing credit agreement dated January 11, 2019, as amended June 30, 2020 (together with the Amendment, the “Credit Agreement”) to: (a) increase the revolving commitments thereunder to an aggregate principal amount of $450 million (the “Revolving Facility Increase”, and together with the existing revolving commitments the “Revolving Facility”); and (b) provide for a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $300 million (the “Term Loan Facility”).
Revolving Facility Increase: The Amendment increased the total borrowing capacity under the Revolving Facility by an aggregate principal amount of $150 million, from $300 million to $450 million. The maturity date of the Revolving Facility remains unchanged, at January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.75%) (the “Adjusted LIBO Rate”), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00% (as applicable, the “ABR Rate”), plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as calculated quarterly in accordance with the Credit Agreement (the “Consolidated Leverage Ratio”). The Company had $0 and $120,000 outstanding under the line of credit at April 30, 2021 and 2020, respectively.
Term Loan Facility: The Amendment also provides for a new senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $300 million. The Term Loan Facility has a maturity date of January 6, 2026 (the “Term Loan Maturity Date”) and its proceeds may be used to finance the acquisition of Buchanan Energy (see additional discussion at Note 11), as well as working capital needs, capital expenditures, share repurchases and general corporate purposes.
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
The outstanding principal balance of the loan drawn on the Term Loan Facility is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September and December following its funding date, with the balance due on the Term Loan Maturity Date. The Company had not yet drawn on the Term Loan Facility as of April 30, 2021. Subsequent to fiscal 2021, the Company drew $300 million on the Term Loan Facility to partially fund the Buchanan Energy acquisition - refer to Note 11 for additional details.
Bank Line
The Company has an unsecured bank line of credit (the "Bank Line") with availability up to $25,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). The interest rate to be applied to the unpaid principal balance of the Bank Line was at a rate of 1.0% over the Index. There was $0 outstanding at April 30, 2021 and 2020. The Bank Line is due upon demand.
4. PREFERRED AND COMMON STOCK
Preferred stock: The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares have been issued.
Common stock: The Company currently has 120,000,000 authorized shares of common stock.

Stock incentive plans: The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date"). The 2018 Plan replaced the 2009 Stock Incentive Plan (the "2009 Plan") under which no new awards are allowed to be granted as of the 2018 Plan Effective Date.
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. There were 2,211,232 shares available for grant at April 30, 2021, under the 2018 Plan.
We account for stock-based compensation by estimating the grant date fair value of stock options using the Black Scholes model, and the fair value of time-based and performance-based restricted stock unit awards using the closing price of our common stock on the applicable grant date, or the date on which performance goals for performance-based units are established, if after the grant date. For market-based awards, we use a "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of shares to be issued under performance-based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board.

The following table summarizes the equity-related grants made during the three-year period ended April 30, 2021:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

May 24, 2018	Restricted Stock Units	88,846	Key Employees	May 24, 2021	$8,593
June 8, 2018	Restricted Stock Units (1)	75,402	Officers	June 8, 2021	$7,571
September 5, 2018	Restricted Stock Units	7,984	Non-Employee Board Members	2019 Annual Shareholders' Meeting Date	$920
June 4, 2019	Restricted Stock Units	75,959	Key Employees	June 4, 2022	$9,886
June 4, 2019	Restricted Stock Units (1)	59,579	Officers	June 4, 2022	$9,097
June 24, 2019	Restricted Stock Units (2)	32,786	CEO	Various (2)	$5,700
September 4, 2019	Restricted Stock Units	5,504	Non-Employee Board Members	2020 Annual Shareholders' Meeting Date	$919
December 23, 2019	Restricted Stock Units (3)	5,000	CEO	Various (3)	$788
Fiscal 2020 -Various	Restricted Stock Units (4)	8,444	Officers	Various (4)	$1,368
Fiscal 2020 -Various	Restricted Stock Units (5)	1,763	Officers	Various (5)	$354
Fiscal 2021 -Various	Restricted Stock Units	80,050	Key Employees	Vests ratably on anniversary date over three-year period	$13,417
Fiscal 2021 -Various	Restricted Stock Units (6)	94,756	Officers	Various (6)	$17,856
September 2, 2020	Restricted Stock Units	5,240	Non-Employee Board Members	2021 Annual Shareholders' Meeting Date	$951
Fiscal 2021 -Various	Restricted Stock Units (7)	29,890	Key Employees and Officers	Various (7)	$5,153
(1) This grant of restricted stock units ("RSUs") includes time-based, performance-based and market-based awards. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of “target". Total performance-based expense of approximately $4.2 million for the 2018 grant and $6.9 million for the 2019 grant (compared to a grant date fair value of $2.8 million and $3.4 million, respectively), will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions. The market-based awards incorporate market conditions in determining fair value as of the grant date, and will also range from 0% to 200% of "target". Total market-based expense of approximately $2.6 million for the 2018 grant and $3.1 million for the 2019 grant, will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.
(2) This grant of RSUs includes time-based awards that vest ratably on each June 24, 2020 through 2022, along with a market-based award vesting June 24, 2022. The market-based award incorporates market conditions in determining fair value on the grant date and will range from 0% to 200% of target. Total market-based expense of approximately $1.8 million will be recognized on a straight-line basis over the vesting period.

(3) This grant of RSUs includes performance-based awards which are calculated based upon targets achieved over a performance period of January 1, 2020 to December 31, 2020. If the performance targets are met, the units vest ratably on each January 15, 2021 through 2023.
(4) These grants of RSUs were issued to various officers throughout the fiscal year. The grants were comprised of time-based awards and vest in accordance with the vesting schedules in the award agreements, ranging from January 2021 to January 2023.
(5) These grants of RSUs were issued to various officers throughout the fiscal year. The grants include time-based, performance-based and market-based awards. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of “target". Total performance-based expense of approximately $310 (compared to a grant date fair value of $177) will be recognized on a straight-line basis over the vesting period. The market-based awards incorporate market conditions in determining fair value as of the grant date, and will also range from 0% to 200% of "target". Total market-based expense of approximately $177 will be recognized on a straight-line basis over the vesting period.
(6) These grants of RSUs were issued to officers throughout the year. The grants include time-based awards and performance-based awards. The time-based awards vest ratably over a three-year period commencing on the first anniversary of the grant date. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of “target". In addition, the performance-based award is subject to the TSR Modifier. Total performance-based expense of approximately $24.1 million (compared to a grant date fair value of $13.9 million) will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.
(7) These grants of RSUs were issued to officers and key employees throughout the year. The grants includes primarily time-based awards, as well as a performance-based award. The time-based awards vest in accordance with the vesting schedules in the award agreements, ranging from June 2021 to June 2023. The grant also includes one performance-based award that represents a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target". In addition, the performance-based award is subject to the TSR Modifier. Total performance-based expense of approximately $2.2 million (compared to a grant date fair value of $1.3 million) will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.
At April 30, 2021, stock options for 3,000 shares (which expire on June 23, 2021) were outstanding. All stock option shares issued are previously unissued authorized shares. Information concerning the issuance of stock options under the 2009 Plan is presented in the following table (no stock option awards have been granted under the 2018 Plan):

	Number of option shares	Weighted average option exercise price
Outstanding at April 30, 2018	181,673	$39.48
Exercised	(71,546)	32.02
Forfeited	(300)	25.26
Outstanding at April 30, 2019	109,827	$44.39
Exercised	(66,638)	44.39
Outstanding at April 30, 2020	43,189	$44.39
Exercised	(40,189)	44.39
Outstanding at April 30, 2021	3,000	$44.39
At April 30, 2021, all outstanding options had an aggregate intrinsic value of $533 and a remaining contractual life of 0.17 years. The weighted average exercise price for all remaining outstanding options is $44.39. All options are vested as of April 30, 2021. The aggregate intrinsic value for the total of all options exercised during the year ended April 30, 2021 was $5,297.
Information concerning the issuance of restricted stock units under the 2018 Plan and the 2009 Plan is presented in the following table:

Unvested at April 30, 2018	338,981
Granted	172,232
Vested	(104,166)
Forfeited	(10,530)
Performance Award Adjustments	(7,717)
Unvested at April 30, 2019	388,800
Granted	189,035
Vested	(108,484)
Forfeited	(25,146)
Performance Award Adjustments	29,594
Unvested at April 30, 2020	473,799
Granted	209,936
Vested	(154,842)
Forfeited	(12,275)
Performance Award Adjustments	130,302
Unvested at April 30, 2021	646,920
Total compensation costs recorded for employees and non-employee board members for the stock options, restricted stock, and restricted stock unit awards for the years ended April 30, 2021, 2020 and 2019 were $31,986, $18,129, and $16,410, respectively. As of April 30, 2021, there was $36,717 of total unrecognized compensation costs related to the 2018 Plan and 2009 Plan for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2023.
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
In March 2018, the Company announced a second share repurchase program with an aggregate $300 million share repurchase program. The share repurchase authorization was valid for a period of two years. On March 6, 2020, the authorization was extended through the end of the Company’s 2022 fiscal year. The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time. No repurchases were made on that program in fiscal 2021.
5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2021	2020	2019
Basic
Net income	$312,900	$263,846	$203,886
Weighted average shares outstanding-basic	37,092,273	36,956,115	36,709,940
Basic earnings per common share	$8.44	$7.14	$5.55
Diluted
Net income	$312,900	$263,846	$203,886
Weighted-average shares outstanding-basic	37,092,273	36,956,115	36,709,940
Plus effect of stock options and restricted stock units	263,865	229,713	265,447
Weighted-average shares outstanding-diluted	37,356,138	37,185,828	36,975,387
Diluted earnings per common share	$8.38	$7.10	$5.51
There were no options considered antidilutive; therefore, all options were included in the computation of dilutive earnings per share for fiscal 2021, 2020, and fiscal 2019, respectively.

6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2021	2020	2019
Current tax expense:
Federal	$73,950	$22,182	10,326
State	16,397	6,210	3,853
	90,347	28,392	14,179
Deferred tax expense	4,123	49,810	45,337
Total income tax expense	$94,470	$78,202	59,516
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2021	2020
Deferred tax assets:
Accrued liabilities and reserves	$29,583	$12,423
Workers compensation	9,000	8,303
Operating and finance lease obligations	9,186	10,006
Asset retirement obligations	6,294	5,881
Deferred compensation	4,221	3,781
Equity compensation	9,131	7,083
State net operating losses & tax credits	928	424
Other	3,068	1,745
Total gross deferred tax assets	71,411	49,646
Less valuation allowance	—	47
Total net deferred tax assets	71,411	49,599
Deferred tax liabilities:
Property and equipment depreciation	(484,065)	(460,805)
Goodwill	(27,047)	(24,348)
Other	(20)	(44)
Total gross deferred tax liabilities	(511,132)	(485,197)
Net deferred tax liability	$(439,721)	(435,598)
At April 30, 2021, the Company had net operating loss carryforwards for state income tax purposes of approximately $67,399, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2029. In addition, the Company had state tax credit carryforwards of approximately $984, which begin to expire in 2026.
The valuation allowance for state net operating loss deferred tax assets as of April 30, 2021 and 2020 was $0 and $47, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2021	2020	2019
Income taxes at the statutory rates	21.0%	21.0%	21.0%
Impact of Tax Reform Act	—%	—%	0.4%
Federal tax credits	(1.5)%	(1.9)%	(2.3)%
State income taxes, net of federal tax benefit	3.5%	4.0%	4.3%
Impact of phased-in state law changes, net of federal benefit	—%	(0.2)%	(1.8)%
ASU 2016-09 benefit (stock-based compensation)	(0.6)%	(0.5)%	(0.6)%
Other	0.8%	0.5%	1.6%
	23.2%	22.9%	22.6%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $9,316 and $8,907 in gross unrecognized tax benefits at April 30, 2021 and 2020, respectively, which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $7,360 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $409 during the twelve months ended April 30, 2021, due primarily to the increase associated with income tax filing positions for the current year exceeding the decrease related to the expiration of certain statute of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
Beginning balance	$8,907	$7,287
Additions based on tax positions related to current year	2,356	2,780
Reductions due to lapse of applicable statute of limitations	(1,947)	(1,160)
Ending balance	$9,316	$8,907
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $370 and $354 at April 30, 2021 and 2020, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month periods ended April 30, 2021 and 2020 was an increase in tax expense of $16 and $112, respectively.
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
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $2,000 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the tax years 2015 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
7. LEASES
The Company is a lessee in situations where we lease property and equipment, most commonly land or building, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC 842 - Leases. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. The Company records the operating lease liability in accrued expenses and other long-term liabilities and records the finance lease liability within current maturities of long-term debt and long-term debt and finance lease obligations on the consolidated balance sheets. We have elected to adopt the package of practical expedients, as well as the land easement practical expedient. All lessor related activity is considered immaterial to the consolidated financial statements.
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
Lease right-of-use assets outstanding as of April 30, 2021 and 2020 consisted of the following:

	Classification	April 30, 2021	April 30, 2020
Finance lease right-of-use assets	Property and equipment	$11,711	$14,583
Operating lease right-of-use assets	Other assets	$20,145	$21,143
Weighted average remaining lease terms, weighted average discount rates, and supplementary cash flow information for outstanding leases were as follows:

	April 30, 2021	April 30, 2020
Weighted-average remaining lease-term - finance lease	10.9	10.9
Weighted-average remaining lease-term - operating lease	20.4	20.4

Weighted-average discount rate - finance lease	5.38%	5.34%
Weighted-average discount rate - operating lease	4.42%	4.25%

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1,520
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,109	$2,840
Future minimum payments under the finance leases and operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2021:

Years ended April 30,	Finance leases	Operating leases
2022	$3,110	$1,794
2023	3,116	1,693
2024	2,565	1,658
2025	1,167	1,663
2026	872	1,679
Thereafter	9,893	25,575
Total minimum lease payments	20,723	34,062
Less amount representing interest	6,638	12,997
Present value of net minimum lease payments	$14,085	$21,065
Effective during the third quarter of fiscal year 2020, Casey’s Marketing Company, and the City of Joplin, Missouri (“Joplin”) entered into an agreement in which Joplin agreed to issue up to $51.4 million of taxable industrial development revenue bonds for the purpose of acquiring, constructing, improving, purchasing, equipping and installing a warehouse and distribution facility, which is to be developed and used by the Company. As title transfers to Joplin throughout development and the Company subsequently leases the related asset from Joplin, we have accounted for the transaction under the sale-and-leaseback guidance included in ASC 842-40. We have a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the assets to Joplin from being recognized as a sale. Accordingly, we have not recognized any gain or loss related to the transfer. Furthermore, we have not derecognized the transferred assets and continue to recognize them in property and equipment on the consolidated balance sheets. The Company has the right and intends to set-off any obligations to make payments under the lease, with proceeds due from the industrial revenue bonds. As of April 30, 2021, we have recognized the full amount of bonds available as property and equipment on the consolidated balance sheets related to this agreement.
8. BENEFIT PLANS
401(k) Plan: The Company provides Team Members with a defined contribution 401(k) Plan. The 401(k) Plan is available to all Team Members who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on Team Member contributions. Contributions to the 401(k) Plan were $10,382, $10,571, and $9,918 for the years ended April 30, 2021, 2020, and 2019, respectively.
On April 30, 2021 and 2020, 909,161 and 1,113,882 shares of common stock, respectively, were held by the trustee of the 401(k) Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) Plan are treated as outstanding in the computation of net income per common share.
Supplemental executive retirement plan: The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its former executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company recorded the deferred compensation over the term of employment. The amounts accrued at April 30, 2021 and 2020, respectively, were $2,866 and $3,434. The discount rates were based off of the Company's incremental borrowing rate, and ranged from 1.36% to 2.52% for the year ended April 30, 2021. The discount rates used for the year ended April 30, 2020 ranged from 2.04% to 2.44%. The Company expects to pay $637 per year for each of the next two years, and $354 in the third through fifth years. The expense incurred in fiscal 2021, 2020, and 2019 related to those agreements was $67, $269, and $221, respectively.
Other post-employment benefits: The Company also has severance and/or deferred compensation agreements with former Team Members. The amounts accrued at April 30, 2021 and 2020 were $2,326 and $3,793, respectively. The Company expects to pay $401 in fiscal 2022 and each of the four years thereafter under the agreements. The expense (benefit received) incurred in fiscal 2021, 2020, and 2019 related to these agreements was $44, $2,727, and $(97), respectively.
9. COMMITMENTS
The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, each of which require minimum annual compensation, exclusive of incentive payments. The Company also has entered into change of control agreements with its Chief Executive Officer and 25 other officers, providing for certain payments in the event of termination in connection with a change of control of the Company.

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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of April 30, 2021, the forward contracts run through May 2021. The monthly commitment under these contracts is approximately $3,900. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.
10. CONTINGENCIES
Environmental compliance: The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. Several states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2021 and 2020 of approximately $368 and $328, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
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
Other: At April 30, 2021, the Company was primarily self-insured for workers’ compensation claims in all but two states of its marketing territory. In North Dakota and Ohio, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $1,000 for auto liability and $500 for general liability and workers' compensation. To facilitate this agreement, letters of credit approximating $24,000 and $21,526 were issued and outstanding at April 30, 2021 and 2020, respectively, on the insurance company’s behalf. Additionally, the Company is self-insured for its portion of Team Member medical expenses. At April 30, 2021 and 2020, the Company had $50,526 and $44,959, respectively, outstanding for estimated claims relating to self-insurance, the majority of which has been actuarially determined.
11. SUBSEQUENT EVENTS
On May 13, 2021, the Company closed on the acquisition of Buchanan Energy, owner of Bucky’s Convenience Stores, an equity purchase with an aggregate purchase price of approximately $580 million, subject to customary post-closing adjustments. The transaction includes 92 retail locations, a dealer network of 81 stores where Casey’s will manage fuel supply agreements to these stores, as well as several parcels of real estate which may be used for new store construction. The acquisition, which includes 24 stores in Nebraska, 56 stores in Illinois, 5 stores in Iowa, 3 stores in Missouri and 4 stores in Texas, brings the Company’s total owned and operated stores to over 2,300.
The Buchanan Energy acquisition was financed with a $300 million unsecured term loan under the Credit Facility and cash on hand. The outstanding principal balance of the term loan is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September and December following its funding date, with the remaining unpaid principal balance due on January 26, 2026. For further information on the term loan, see Note 3 to the consolidated financial statements, above.
During June 2021, the Company closed on the acquisition of 48 stores located in Oklahoma from Circle K for an aggregate purchase price of $36.1 million, subject to customary post-closing adjustments. The transaction was financed with a draw on the revolving credit line under the Credit Facility.
Due to the proximity of the aforementioned acquisitions to the filing of our Form 10-K , we have not yet completed the accounting for the business combinations, including the opening balance sheet. Accordingly, the Company is unable to provide amounts recognized as of the acquisition dates for major classes of assets and liabilities. Moreover, we are unable to provide pro-forma financial information related to the combined entity. This information, at least on a provisional basis, will be available in the Form 10-Q to be filed for the quarter ended July 31, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.

    As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2021.

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

    The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2021.

    KPMG LLP, as the Company's independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company's internal control over financial reporting. This report appears on page 31.

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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Information about our Executive Officers", “Executive Compensation”, "Nominating and Corporate Governance Committee", and "Audit Committee", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2021, and used in connection with the Company’s 2021 Annual Meeting of Shareholders are hereby incorporated by reference.
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
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "Compensation Committee Report", "Compensation Committee", “Executive Compensation,” "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2021, and used in connection with the Company’s 2021 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2021, and used in connection with the Company’s 2021 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2021, and used in connection with the Company’s 2021 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2021, and used in connection with the Company’s 2021 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as a part of this report on Form 10-K:

a.The following financial statements are included herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, April 30, 2021 and 2020
Consolidated Statements of Income, Three Years Ended April 30, 2021
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2021
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2021
Notes to Consolidated Financial Statements

(2)No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits

2.1
Equity Purchase Agreement by and among Buck’s, Inc., Chicago SPE (N), Inc., Buchanan Energy (N), LLC, Buchanan Energy (S), LLC, Buck’s Inc. of Collinsville, and C.T. Jewell Company, Inc., and Buck’s Intermediate Holdings, LLC; Buck’s Holdco, Inc., Steven Buchanan and certain other shareholders and members; and Casey’s General Stores, Inc., dated November 8, 2020 (incorporated by reference to Exhibit 2.1 to Form 8-K as filed November 13, 2020)

2.2	Amendment to Equity Purchase Agreement, dated April 21, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K as filed April 29, 2021)

2.3	Asset Purchase Agreement by and among Casey’s Marketing Company and Circle K Stores Inc., dated March 17, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K as filed March 22, 2021)

3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q as filed September 9, 2019)

3.2(a)	Sixth-Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 8-K filed December 7, 2020)

4.1	Note Purchase Agreement dated August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference to Exhibit 4.1 to Form 8-K as filed August 10, 2010)

4.2
Note Purchase Agreement dated June 17, 2013 among the Company and the purchasers of the 3.67% Series A Notes and 3.75% Series B Notes (incorporated by reference to Exhibit 4.10 to Form 8-K as filed June 18, 2013)

4.3	First Amendment to the 2013 Note Purchase Agreement, dated June 30, 2020 (incorporated by reference to Exhibit 4.2 to Form 8-K as filed July 7, 2020)

4.4
Note Purchase Agreement dated May 2, 2016 among the Company and the purchasers of the 3.65% Series C Notes and 3.72% Series D Notes (incorporated by reference to Exhibit 4.11 to Form 8-K as filed May 3, 2016)

4.5	First Amendment to the 2016 Note Purchase, dated June 30, 2020 (incorporated by reference to Exhibit 4.3 to Form 8-K as filed July 7, 2020)

4.6
Note Purchase Agreement dated June 13, 2017 among the Company and the purchasers of the 3.51% Series E Notes and 3.77% Series F Notes (incorporated by reference to Exhibit 4.12 to Form 8-K as filed June 15, 2017)

4.7	First Amendment to the 2017 Note Purchase Agreement, dated June 30, 2020 (incorporated by reference to Exhibit 4.4 to Form 8-K as filed July 7, 2020)

4.8
Note Purchase Agreement dated June 30, 2020 among the Company and the purchasers of the 2.85% Series G Notes and 2.96% Series H Notes (incorporated by reference to Exhibit 4.1 to Form 8-K as filed July 7, 2020)

4.9	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Promissory Note delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated January 11, 2019 (incorporated by reference to exhibit 10.28(d) to Form 8-K as filed January 17, 2019)

10.2
Credit Agreement dated January 11, 2019, among Casey's General Stores, Inc. as borrower, and Royal Bank of Canada, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.28 (e) to Form 8-K as filed January 17, 2019)

10.3	Amendment No. 1 to Credit Agreement, dated June 30, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed July 7, 2020)

10.4	Amendment No. 2 to Credit Agreement, dated December 23, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 31, 2020)

10.5	Amendment No. 3 to Credit Agreement, dated March 12, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed March 22, 2021)

10.6	364-Day Bridge Loan Facility Commitment Letter with Goldman Sachs Bank USA, dated November 8, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed November 13, 2020)

10.7*	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 19, 2019)

10.8*	Non-Qualified Supplemental Executive Retirement Plan and Amendment thereto (incorporated by reference to Exhibit 10.30 to Form 10-K as filed June 29, 2018)

10.9*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference to Exhibit 10.31 to Form 8-K as filed November 10, 1997)

10.10*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated September 25, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K as filed June 26, 2020)

10.11*	Casey’s General Stores, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.41 to Form 8-K as filed September 23, 2009)

10.12*	Form of Stock Option Grant under 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.41(a) to Form 8-K filed June 27, 2011)

10.13*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Form 8-K as filed July 19, 2017)

10.14*	Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed July 19, 2017)

10.15*	Employment Agreement with Robert J. Myers and Amendment and Second Amendment thereto (incorporated by reference to Exhibit 10.39 to Form 10-K as filed June 29, 2018)

10.16*	Separation and General Release Agreement, dated May 31, 2019, between the Company and Terry W. Handley (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 6, 2019)

10.17*
Employment Agreement, dated May 31, 2019, between the Company and Darren M. Rebelez (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 6, 2019)

10.18*
Employment Agreement, dated May 12, 2020, between the Company and Stephen P. Bramlage, Jr. (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.19*
Employment Agreement, dated May 8, 2020, between the Company and Ena Williams Koschel (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.20*	Casey's General Stores, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Form 8-K as filed September 10, 2018)

10.21*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed September 10, 2018)

10.22*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY20 Awards) (incorporated by reference to Exhibit 10.45 to Form 10-Q as filed September 9, 2019)

10.23*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY21 Awards) (incorporated by reference to Exhibit 10.32 to Form 10-Q as filed September 8, 2020)

10.24*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (FY21 Awards) (incorporated by reference to Exhibit 10.33 to Form 10-Q as filed September 8, 2020)

10.25*
Restricted Stock Units Agreement (Make-Whole Award to Darren M. Rebelez) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Form 10-Q as filed September 9, 2019)

10.26*
Performance-Based Restricted Stock Units Agreement (Special Strategic Grant to Darren M. Rebelez) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 26, 2019)

10.27*	Restricted Stock Units Agreement (Make-Whole Award to Thomas P. Brennan) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to Form 10-Q as filed March 9, 2020)

10.28*	Restricted Stock Units Agreement (Make-Whole Award to Chad Frazell) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.54 to Form 10-Q as filed March 9, 2020)

10.29*
Restricted Stock Units Agreement (Sign-On Award to Stephen P. Bramlage, Jr.) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Form 10-Q as filed September 8, 2020)

10.30*	Restricted Stock Units Agreement (Make-Whole Award to Ena Williams Koschel) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to Form 10-Q as filed September 8, 2020)

10.31*	Restricted Stock Units Agreement (Make-Whole Award to Adrian M. Butler) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-Q as filed September 8, 2020)

10.32*	Restricted Stock Units Agreement (Special Performance Award to Jay Soupene) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to Form 10-Q as filed September 8, 2020)

10.33*	Restricted Stock Units Agreement (Special Performance Award to Brian Johnson) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.36 to Form 10-Q as filed March 8, 2021)

10.34*	Casey's General Stores, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 9, 2019)

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Darren M. Rebelez under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Stephen P. Bramlage Jr. under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 25, 2021	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 25, 2021	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 25, 2021	By	/s/ H. Lynn Horak
H. Lynn Horak
Chair and Director

Date: June 25, 2021	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer, Director

Date: June 25, 2021	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer

Date: June 25, 2021	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 25, 2021	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 25, 2021	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 25, 2021	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 25, 2021	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 25, 2021	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 25, 2021	By	/s/ Judy A. Schmeling
Judy A. Schmeling
Director