Form 10-Q
period 2021-07-31
CASEYS GENERAL STORES INC
filed 2021-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2021
Common stock, no par value per share	37,102,246 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2021	April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$198,928	$336,545
Receivables	109,017	79,698
Inventories	338,082	286,598
Prepaid expenses	16,878	11,214
Income taxes receivable	8,361	9,578
Total current assets	671,266	723,633
Other assets, net of amortization	148,101	82,147
Goodwill	440,415	161,075
Property and equipment, net of accumulated depreciation of $2,250,982 at July 31, 2021 and $2,206,405 at April 30, 2021	3,816,190	3,493,459
Total assets	$5,075,972	$4,460,314

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$34,101	$2,354
Accounts payable	453,514	355,471
Accrued expenses	253,327	254,924
Total current liabilities	740,942	612,749
Long-term debt and finance lease obligations, net of current maturities	1,682,171	1,361,395
Deferred income taxes	471,838	439,721
Deferred compensation	15,159	15,094
Insurance accruals, net of current portion	25,729	26,239
Other long-term liabilities	109,468	72,437
Total liabilities	3,045,307	2,527,635
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	50,458	58,951
Retained earnings	1,980,207	1,873,728
Total shareholders’ equity	2,030,665	1,932,679
Total liabilities and shareholders' equity	$5,075,972	$4,460,314
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2021	2020
Total revenue (a)	$3,181,994	$2,105,021
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	2,458,107	1,481,518
Operating expenses	478,928	386,088
Depreciation and amortization	75,888	65,820
Interest, net	13,730	13,407
Income before income taxes	155,341	158,188
Federal and state income taxes	36,182	37,596
Net income	$119,159	$120,592
Net income per common share
Basic	$3.21	$3.26
Diluted	$3.19	$3.24
Basic weighted average shares outstanding	37,126,060	36,971,376
Plus effect of stock compensation	209,377	270,797
Diluted weighted average shares outstanding	37,335,437	37,242,173

Dividends declared per share	$0.34	$0.32

(a) Includes excise taxes of:	$338,299	$259,539
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	119,159	119,159
Dividends declared (34 cents per share)	—	—	(12,680)	(12,680)
Exercise of stock options	3,000	133	—	133
Share-based compensation (net of tax withholdings on employee share-based awards)	149,368	(8,626)	—	(8,626)
Balance at July 31, 2021	37,102,246	50,458	1,980,207	2,030,665

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	120,592	120,592
Dividends declared (32 cents per share)	—	—	(11,874)	(11,874)
Exercise of stock options	4,748	211	—	211
Share-based compensation (net of tax withholdings on employee share-based awards)	95,700	(896)	—	(896)
Balance at July 31, 2020	36,906,773	32,601	1,718,637	1,751,238
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2021	2020
Cash flows from operating activities:
Net income	$119,159	$120,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,888	65,820
Amortization of debt issuance costs	359	—
Share-based compensation	8,623	7,021
(Gain) loss on disposal of assets and impairment charges	(1,770)	340
Deferred income taxes	33,460	9,767
Changes in assets and liabilities:
Receivables	(18,511)	(7,147)
Inventories	(26,624)	(2,788)
Prepaid expenses	(5,264)	(7,332)
Accounts payable	65,727	117,756
Accrued expenses	(12,035)	21,631
Income taxes	1,531	27,087
Other, net	1,016	(697)
Net cash provided by operating activities	241,559	352,050
Cash flows from investing activities:
Purchase of property and equipment	(45,045)	(45,146)
Payments for acquisition of businesses, net of cash acquired	(617,291)	—
Proceeds from sales of property and equipment	18,001	1,695
Net cash used in investing activities	(644,335)	(43,451)
Cash flows from financing activities:
Proceeds from long-term debt	300,000	—
Payments of long-term debt	(4,867)	(873)
Payments of debt issuance costs	(249)	—
Net payments of short-term debt	—	(120,000)
Proceeds from exercise of stock options	133	211
Payments of cash dividends	(12,609)	(11,779)
Tax withholdings on employee share-based awards	(17,249)	(7,917)
Net cash provided by (used in) financing activities	265,159	(140,358)

Net (decrease) increase in cash and cash equivalents	(137,617)	168,241
Cash and cash equivalents at beginning of the period	336,545	78,275
Cash and cash equivalents at end of the period	$198,928	$246,516

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2021	2020
Cash paid during the period for:
Interest, net of amount capitalized	$7,914	$6,882
Income taxes, net	—	45

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	22,007	12,890
Right-of-use assets obtained in exchange for new finance lease liabilities	47,775	—
Right-of-use assets obtained in exchange for new operating lease liabilities	39,021	—
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,380 convenience stores in 17 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2021 and April 30, 2021, the results of operations for the three months ended July 31, 2021 and 2020, and shareholders' equity and cash flows for the three months ended July 31, 2021 and 2020. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2021 for our consideration of new accounting pronouncements.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and general merchandise (previously referred to as “grocery and other merchandise”), prepared food and dispensed beverage (previously referred to as “prepared food and fountain”) and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated financial statements.
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of July 31, 2021 and April 30, 2021, the Company recognized a contract liability of $33,987 and $30,719, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,727,000 and $1,391,000 at July 31, 2021 and April 30, 2021, respectively. The fair value calculated excludes finance lease obligations of $72,613 and $14,085 outstanding at July 31, 2021 and April 30, 2021, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Term Loan Facility
In order to fund the acquisition of Buchanan Energy (see note 6) the Company drew on the senior unsecured term loan facility in the aggregate principal amount of $300 million (the “Term Loan Facility”) during the quarter. Amounts borrowed under the Term Loan Facility will bear interest at variable rates based upon, at the Company’s option, either: (i) the Adjusted LIBO Rate, plus a margin ranging from 1.55% to 2.60%; or (ii) the ABR Rate, plus a margin ranging from 0.20% to 1.60%. The Company initially elected the Adjusted LIBO Rate, and there is an option to elect either rate in subsequent interest periods. The Term Loan Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company's Consolidated Leverage Ratio, as defined in the Credit Agreement establishing the Term Loan Facility as calculated quarterly. The outstanding principal balance is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September and December, with the balance due on January 6, 2026. The Company had an outstanding principal balance of $296,250 on the Term Loan Facility at July 31, 2021.
Revolving Facility
The Company has a committed revolving credit facility in the aggregate principal amount of $450,000 (the "Revolving Facility"). The maturity date for the revolving facility is January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.75%), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00%, plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as noted above. The Company had $0 outstanding under the Revolving Facility at July 31, 2021 and April 30, 2021.
Bank Line
The Company has an unsecured bank line of credit (the "Bank Line") with availability up to $25,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding at July 31, 2021 and April 30, 2021. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date"). The 2018 Plan replaced the 2009 Stock Incentive Plan (the "2009 Plan"), under which no new awards are allowed to be granted as of the 2018 Plan Effective Date.
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At July 31, 2021, there were 1,974,386 shares available for grant under the 2018 Plan.
We account for share-based compensation by estimating the fair value of time-based and performance-based restricted stock unit awards using the closing price of a share of our common stock on the date of grant. For market-based awards we use a "Monte Carlo" approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our condensed consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board.
At July 31, 2021, no options were outstanding under the 2009 Plan (no stock option awards have been granted under the 2018 Plan). There were 3,000 stock options exercised during the three months ended July 31, 2021, with an aggregate intrinsic value of $529.
Information concerning the unvested restricted stock units under the 2009 Plan and the 2018 Plan is presented in the following table (at July 31, 2021, there are no longer any awards under the 2009 Plan):

Unvested at April 30, 2021	646,920
Granted	137,527
Vested	(231,426)
Forfeited	(14,232)
Performance Award Adjustments	(52,574)
Unvested at July 31, 2021	486,215

The above awards reflect (a) long-term incentive compensation program grants for 2018 through 2021, which include a mix of time-based restricted stock units and performance-based restricted stock units (subject to three-year cumulative net income before net interest expense, income taxes, depreciation and amortization ("EBITDA"), three-year relative total shareholder return ("TSR") and three-year average return on invested capital ("ROIC")), (b) certain “make-whole” and sign-on grants, which include a mix of time-based restricted stock units and performance-based restricted stock units subject to TSR, EBITDA, and ROIC, (c) a special strategic grant which, upon grant, included performance-based restricted stock units subject to the performance of the Company’s e-commerce and loyalty platforms (which performance period has been completed, and are now subject to time-based vesting), (d) special performance grants which include time-based restricted stock units, and (e) non-employee director equity awards, which include time-based restricted stock units.
Total compensation costs recorded for employees and non-employee directors for the three months ended July 31, 2021 and 2020, respectively, were $8,623 and $7,021, related entirely to restricted stock unit awards. As of July 31, 2021, there were no unrecognized compensation costs related to the 2009 Plan and 2018 Plan for stock options and $48,980 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2025.

6.    Acquisitions
Many of our acquisitions meet the criteria to be considered business combinations. The Company accounts for business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included within the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as goodwill. Acquisition-related transaction costs are recognized as period costs as incurred. We accounted for the Buchanan Energy and Circle K acquisitions as business combinations.
Buchanan Energy
On May 13, 2021, the Company closed on the acquisition of 100% of the equity interest in Buchanan Energy (and certain of its related subsidiaries and affiliated entities), owner of Bucky’s Convenience Stores. The transaction included 92 retail locations (consisting of 24 stores in Nebraska, 56 in Illinois, five in Iowa, three in Missouri, and four in Texas), a dealer network of 81 stores where Casey’s will manage fuel wholesale supply agreements to these stores, as well as several parcels of real estate which may be used for new store construction. Three of the retail locations were divested shortly after closing as part of a consent order with the Federal Trade Commission. As a result of this acquisition, we increased our total store count to over 2,300 stores and have added a fuel wholesale business. The Company expects to achieve certain synergies over time, in part, through the reduction of duplicate processes, improvements in purchasing power, installing our kitchens, and expanding merchandise offerings.
The aggregate purchase price for the acquisition totaled $569,457, which is net of a provisional working capital adjustment of $7,785. Upon closing, $577,242 was paid in cash using available cash on hand and proceeds from the

Term Loan Facility and a draw on the Revolving Facility, as discussed above in Note 4. The draw on the Revolving Facility has been repaid at July 31, 2021.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are utilizing a third-party valuation specialist to assist in valuing the contractual customer relationships, leases, and property and equipment acquired. The valuation is still in process and, as a result, amounts related to goodwill, leases, contractual customer relationships, property and equipment, and deferred income taxes are provisional measurements and are subject to change. Additionally, the accounting related to contingent liabilities and the working capital adjustment is considered incomplete and is subject to change.

Assets acquired:
Cash and cash equivalents	$5,517
Receivables	3,023
Inventories	19,414
Prepaid expenses	400
Property and equipment	298,341
Contractual customer relationships	31,100
Deferred income taxes	1,343
Finance lease right-of-use assets	10,689
Operating lease right-of-use assets	11,816
Other assets	52
Goodwill	247,671
Total assets	629,366
Liabilities assumed:
Accounts payable	19,762
Accrued expenses	8,395
Finance lease liabilities	12,369
Operating lease liabilities	15,666
Other long-term liabilities	3,717
Total liabilities	59,909
Net assets acquired and total purchase price	$569,457
Acquired operating lease right-of-use assets are included within other assets, net of amortization and acquired operating lease liabilities are included within accrued expenses and other long-term liabilities in the condensed consolidated balance sheets as of July 31, 2021. The value assigned to leases is considered provisional.
The $31,100 of contractual customer relationships will be amortized over a useful life of 15 years and are included within other assets, net of amortization in the condensed consolidated balance sheets as of July 31, 2021. These assets were valued using the multi-period excess earnings method. As noted above, the valuation for such intangibles is currently in process. As a result, the values assigned to contractual customer relationships is considered provisional.
The goodwill acquired was assigned to the retail reporting unit in the amount of $239,223 and the fuel wholesale reporting unit in the amount of $8,448. The goodwill recognized is primarily attributable to the location of the seller’s store in relation to our footprint and expected synergies due to expanded inside store offerings and improved purchasing power. Almost all of the goodwill acquired as the result of this transaction will be deductible for income tax purposes over 15 years. The value assigned to goodwill is considered provisional.
The Company incurred total acquisition-related transaction costs of approximately $8.6 million, which includes approximately $6.7 million incurred during the quarter ended July 31, 2021. The expenses incurred during the quarter ended July 31, 2021 are included in the condensed consolidated statements of income within operating expenses.
The Company recognized approximately $223,644 of revenue related to Buchanan Energy in the condensed consolidated statements of income for the three months ended July 31, 2021. The amount of net income related to Buchanan Energy was not material for the three months ended July 31, 2021.

Circle K
Throughout June 2021, the Company closed on the acquisition of 48 stores located in Oklahoma from Circle K pursuant to the terms and conditions of an applicable asset purchase agreement. The aggregate purchase price for the acquisition totaled $41,416, which was paid in cash upon closing using available cash on hand.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are utilizing a third-party valuation specialist to assist in valuing the leases acquired. The valuation is still in process and, as a result, amounts related to goodwill and leases are provisional measurements and are subject to change.

Assets acquired:
Inventories	$5,299
Property and equipment	6,150
Finance lease right-of-use assets	37,086
Operating lease right-of-use assets	23,920
Goodwill	31,672
Total assets	104,127
Liabilities assumed:
Accrued expenses	545
Finance lease liabilities	46,576
Operating lease liabilities	15,590
Total liabilities	62,711
Net assets acquired and total consideration paid	$41,416
The goodwill recognized from this transaction is primarily attributable to the location of the seller's store in relation to our footprint and expected synergies due, in part, to expanded inside store and fuel offerings. All of the goodwill acquired as a result of this transaction will be deductible for income tax purposes over 15 years.
Pro Forma Information
The following unaudited pro forma information presents a summary of our condensed consolidated statements of income as if the Buchanan Energy and Circle K transactions referenced above occurred on May 1, 2020 (amounts in thousands, except per share data):

	Three months ended July 31,
	2021	2020
Total revenue	3,239,699	2,332,567
Net income	127,439	120,574
Net income per common share
Basic	3.43	3.26
Diluted	3.41	3.24

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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of July 31, 2021, the forward contracts run through September 2021. The commitment under these contracts is approximately $3,845. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

8.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $9,316 at April 30, 2021. At July 31, 2021, gross unrecognized tax benefits were $10,403. If this unrecognized tax benefit were ultimately recognized, $8,218 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $421 at July 31, 2021, and $370 at April 30, 2021. Net interest and penalties included in income tax expense for the three months ended July 31, 2021, was a net expense of $51 and a net expense of $66 for the same period in 2020.
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

9.    Segment Reporting
As of July 31, 2021, we operated 2,380 stores in 17 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and general merchandise (previously referred to as "grocery and other merchandise"), and prepared food and dispensed beverage (previously referred to as “prepared food and fountain”) because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and “Casey’s General Store” and as of May 13, 2021, approximately 89 stores under the name “Bucky’s”
(collectively referred to as the "Company", "Casey’s Store” or “Stores”) throughout 17 states, over half of which are located in Iowa, Missouri and Illinois. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store. As of July 31, 2021, there were a total of 2,380 stores in operation. All convenience stores offer fuel for sale on a self-serve basis and most stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco products, health and beauty aids, automotive products and other non-food items. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores.
Approximately 52% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 23% of all stores were opened in communities with populations exceeding 20,000 persons. Three distribution centers are currently in operation (in Ankeny, Iowa adjacent to our corporate headquarters; which we call the Store Support Center, in Terre Haute, Indiana, and in Joplin, Missouri) from which certain grocery and general merchandise items are supplied to our stores. As of July 31, 2021, the Company leased a combination of land and/or building at 86 locations.
The Company reported diluted earnings per common share of $3.19 for the first quarter of fiscal 2022. For the same quarter a year-ago, diluted earnings per common share was $3.24.
The following table represents the roll forward of store growth through the first quarter of fiscal 2022:

Store Count
Total stores at April 30, 2021	2,243
New store construction	3
Acquisitions	139
Acquisitions not opened	(2)
Prior acquisitions opened	2
Closed	(5)
Total stores at July 31, 2021	2,380
Acquisitions in the table above include, in part, 89 stores which were acquired from Buchanan Energy on May 13, 2021. The table excludes three sites that were included in the transaction, but were divested by Casey's shortly after closing as part of a consent order with the Federal Trade Commission. Additionally, the Company acquired 48-stores from the Circle K transaction that closed in June. For additional discussion, refer to Note 6 in the condensed consolidated financial statements.
Throughout the latter half of the Company’s 2021 fiscal year, and into the first quarter of fiscal 2022, the Company has generally seen an increase in guest traffic and sales of certain products, for example fuel gallons and pizza slices, as schools, businesses and the economy in general have gone, or are going through, various stages of reopening from COVID-19. The Company has, however, also seen a recent increase in the number of COVID-19 cases reported amongst its team members and in certain areas of its operating territory, which in some instances has led to an increase in temporary store closures (which often times only last for a matter of hours) for COVID-19 cleaning protocols, labor challenges and the return of various locally imposed governmental restrictions, including but not limited to mask and social distancing mandates. As such, the unpredictable nature of the evolving COVID-19 pandemic, including what, if any, further governmental restrictions or protections may be imposed upon the Company and its business, team members, guests and communities, could again lead to additional closures, decreased traffic and demand, and increased COVID-19-related operating expenses, for the foreseeable future. While COVID-19 continues to result in, and will continue to bring, significant challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to navigate, and eventually emerge from, the pandemic.
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

The first quarter results reflected a 9.0% increase in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 35.1 cents per gallon, compared to 38.2 cents per gallon in the same quarter a year ago. Same-store gallons sold were positively impacted by higher guest traffic that is lapping COVID-19 restrictions that were in place a year ago. The Company sold 11.3 million renewable fuel credits for $18.7 million during the quarter, compared to the sale of 6.4 million renewable fuel credits in the first quarter of the prior year, which generated $3.4 million.
Same-store sales of grocery and general merchandise increased 7.0% and prepared food and dispensed beverage increased 10.8% during the first quarter. Note that we have changed the grocery and other merchandise category to grocery and general merchandise and the prepared food and fountain category to prepared food and dispensed beverage to better reflect the composition of the category. There have been no changes to the makeup of the category, and it remains directly comparable to prior periods. The increase in grocery and general merchandise same-store sales was primarily due to stronger sales of packaged beverages and grocery items, such as salty snacks and meat snacks. The increase in prepared food and dispensed beverage same-store sales was primarily attributable to a resurgence in pizza slices, driven in part by increased guest traffic inside the store.
Three Months Ended July 31, 2021 Compared to
Three Months Ended July 31, 2020
(Dollars and Amounts in Thousands)

Three Months Ended July 31, 2021	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$1,967,155	$835,485	$308,440	$70,914	$3,181,994
Revenue less cost of goods sold (excluding depreciation and amortization)	$234,474	$275,408	$188,106	$25,899	$723,887
	11.9%	33.0%	61.0%	36.5%	22.7%
Fuel gallons	667,534

Three Months Ended July 31, 2020	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$1,085,981	$731,861	$270,766	$16,413	$2,105,021
Revenue less cost of goods sold (excluding depreciation and amortization)	$210,030	$235,599	$161,648	$16,226	$623,503
	19.3%	32.2%	59.7%	98.9%	29.6%
Fuel gallons	549,508

Total revenue for the first quarter of fiscal 2022 increased by $1,076,973 (51.2%) over the comparable period in fiscal 2021. Retail fuel sales increased by $881,174 (81.1%) as the average retail price per gallon increased 49.1% (amounting to a $533,363 increase), and the number of gallons sold increased by 118,026 (21.5%). During this same period, retail sales of grocery and general merchandise increased by $103,624 (14.2%), due to operating 166 more stores than a year ago and strong sales of packaged beverage, salty snacks, and meat snacks. Prepared food and dispensed beverage sales increased by $37,674 (13.9%), due to operating 166 more stores than a year ago and improving sales of pizza slices.

The other revenue category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition, we acquired a dealer network of 81 stores where Casey’s will manage fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the other category and is presented gross of applicable costs. Other revenues increased $54,501 (332.1%) for the first quarter of fiscal 2022 driven primarily by activity related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.7% of revenue for the first quarter of fiscal 2022, compared to 29.6% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 11.9% of fuel revenue during the first quarter of fiscal 2022, compared to 19.3% in the first quarter of the prior year, largely attributable to higher average retail price of fuel per gallon. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 35.1 cents in the first quarter of fiscal 2022, compared to 38.2 cents for the comparable period in the prior year.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased from 32.2% of revenue for the comparable period in the prior year to 33.0% in the current period. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was positively impacted by mix shift, including gaining market share on the private label program, and procurement initiatives. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 61.0% of revenue, compared to 59.7% for the comparable period in the prior year, primarily due to the resurgence in pizza slices and procurement initiatives.
Operating expenses increased $92,840 (24.0%) in the first quarter of fiscal 2022 from the comparable period in the prior year, primarily due to restoring store operation hours to pre-COVID levels, operating 166 more stores compared to the same period a year ago, a 39% increase in credit card fees from higher retail fuel pricing along with higher sales volume, and one-time deal and integration costs associated with the Buchanan Energy and Circle K acquisitions.
Depreciation and amortization expense increased by 15.3% to $75,888 in the first quarter of fiscal 2022 from $65,820 for the comparable period in the prior year. The increase was primarily due to operating 166 more stores than a year ago and capital expenditures during the previous twelve months.

The effective tax rate decreased to 23.3% in the first quarter of fiscal 2022 compared to 23.8% in the same period of fiscal 2021. The decrease in the effective tax rate was driven by an increase in excess tax benefits recognized on share-based awards (190 basis points) and a one-time benefit from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the quarter (100 basis points). The effect of these favorable items was partially offset by a one-time expense to update the state deferred tax rate following the Buchanan Energy and Circle K transactions (200 basis points).
Net income decreased by $1,433 (1.2%) to $119,159 from $120,592 in the comparable period in the prior year. The decrease in net income was primarily attributable to higher operating expenses and depreciation driven primarily from an increase in store hours and operating 166 more stores than a year ago, offset by increased fuel and merchandise contribution from improved guest traffic.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2021 and 2020:

	Three months ended
	July 31, 2021	July 31, 2020
Net income	$119,159	$120,592
Interest, net	13,730	13,407
Federal and state income taxes	36,182	37,596
Depreciation and amortization	75,888	65,820
EBITDA	$244,959	$237,415
(Gain) loss on disposal of assets and impairment charges	(1,770)	340
Adjusted EBITDA	$243,189	$237,755
For the three months ended July 31, 2021, EBITDA and Adjusted EBITDA increased 3.2% and 2.3%, respectively, when compared to the same period a year ago. The increases in both periods are primarily due to a higher fuel and merchandise contribution from improved guest traffic, offset by higher operating expenses due to restoring store operation hours to pre-COVID levels, operating 166 more stores compared to the same period a year ago, a 39% increase in credit card fees from higher retail fuel pricing along with higher sales volume, and one-time deal and integration costs associated with the Buchanan Energy and Circle K acquisitions.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2021, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2021.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2021, the Company’s ratio of current assets to current liabilities was 0.91 to 1. The ratio at July 31, 2020 and April 30, 2021 was 1.05 to 1 and 1.18 to 1, respectively. The decrease in the ratio is primarily attributable to a decrease in cash and cash equivalents associated with payments for the acquisitions of Buchanan Energy and 48 stores from Circle K, offset by an increase in inventory due to operating 166 more stores than a year ago and higher fuel pricing. Additionally, current liabilities have increased primarily attributable to an increase in accounts payable, attributable to increasing store count, higher fuel pricing, as well as an effort to better utilize available payment terms.
Management believes that the Company's unsecured Bank Line of $25,000 and its Revolving Facility of $450,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations decreased $110,491 (31.4%) in the three months ended July 31, 2021 from the comparable period in the prior year, due to changes in inventories, accounts payable, and accrued expenses. Cash used in investing in the three months ended July 31, 2021 increased $600,884 over prior year, due primarily to cash paid for the acquisition of Buchanan Energy for $571,725 and 48 Circle K stores for $41,416, net of cash acquired. For additional discussion, refer to Note 6 in the condensed consolidated financial statements. Cash provided by financing increased $405,517 (288.9%), primarily due to a $300,000 draw on the Term Loan Facility, also discussed in Note 6.
Capital expenditures typically represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2022, the Company expended $662,336, compared to $45,146 for the comparable period in the prior year. The increase in capital expenditures from the prior year is due to the Buchanan Energy and Circle K acquisitions and lower prior year capital expenditures due to governmental delays in zoning and licensing, as well as a deliberate reduction in discretionary spending due to uncertainties surrounding COVID-19.

As of July 31, 2021, the Company had long-term debt consisting of:

Finance lease liabilities	72,613
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, requiring quarterly installments ending June 6, 2026	296,250
Less debt issuance costs	(2,591)
1,716,272
Less current maturities	(34,101)
1,682,171
The Company has funded capital expenditures primarily from the issuance of debt, existing cash, and funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of stores are expected to be met from cash generated by operations, the Revolving Facility, the Bank Line, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.
Cautionary Statements

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect financial condition, liquidity and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, and the potential effects of COVID-19 on our business. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30, 2021:

Business Operations: Pandemics or disease outbreaks, such as COVID-19, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results; our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy; food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we could be adversely affected if we experience difficulties in, or are unable to recruit, hire or retain, members of our leadership team and other distribution, field and store Team Members; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results; we rely on our information technology systems, and a number of third-party software providers, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business; increased credit card expenses could lead to higher operating expenses and other costs for the Company;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and certain long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2021 would have no material effect on pretax earnings.
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

We acquired Buchanan Energy, owner of Bucky’s Convenience Stores on May 13, 2021 and its total assets and revenues constituted approximately 12% and 7%, respectively, of the Company's consolidated total assets and revenues as shown on our condensed consolidated financial statements as of and for the three months ended July 31, 2021. We will exclude Buchanan Energy's control over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company's controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter
May 1 - May 31, 2021	—	$—	—	$300,000,000
June 1 - June 30, 2021	—	—	—	300,000,000
July 1 - July 31, 2021	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
    On March 7, 2018, the Company announced a share repurchase program, whereby the Company is authorized to repurchase up to an aggregate of $300 million of the Company’s outstanding common stock. On March 6, 2020, the authorization was extended through the end of the Company’s 2022 fiscal year.  The timing and number of repurchase transactions under the program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The program can be suspended or discontinued at any time.  No stock was repurchased in the current quarter.

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
10.1
Credit Agreement dated January 11, 2019, among Casey's General Stores, Inc. as borrower, and Royal Bank of Canada, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.28 (e) to Form 8-K as filed January 17, 2019)

10.2	Amendment No. 1 to Credit Agreement, dated June 30, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed July 7, 2020)
10.3	Amendment No. 2 to Credit Agreement, dated December 23, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 31, 2020)
10.4	Amendment No. 3 to Credit Agreement, dated March 12, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed March 22, 2021)
10.5*	Separation and General Release Agreement, dated May 17, 2021, between the Company and Chris Jones
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 8, 2021	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)