Form 10-Q
period 2021-10-31
CASEYS GENERAL STORES INC
filed 2021-12-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2021
Common stock, no par value per share	37,108,803 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2021	April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$311,698	$336,545
Receivables	90,598	79,698
Inventories	350,182	286,598
Prepaid expenses	25,312	11,214
Income taxes receivable	17,231	9,578
Total current assets	795,021	723,633
Other assets, net of amortization	147,849	82,147
Goodwill	454,548	161,075
Property and equipment, net of accumulated depreciation of $2,308,424 at October 31, 2021 and $2,206,405 at April 30, 2021	3,854,692	3,493,459
Total assets	$5,252,110	$4,460,314

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$34,134	$2,354
Accounts payable	509,300	355,471
Accrued expenses	260,062	254,924
Total current liabilities	803,496	612,749
Long-term debt and finance lease obligations, net of current maturities	1,677,391	1,361,395
Deferred income taxes	496,451	439,721
Deferred compensation	15,140	15,094
Insurance accruals, net of current portion	25,374	26,239
Other long-term liabilities	111,124	72,437
Total liabilities	3,128,976	2,527,635
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	59,214	58,951
Retained earnings	2,063,920	1,873,728
Total shareholders’ equity	2,123,134	1,932,679
Total liabilities and shareholders' equity	$5,252,110	$4,460,314
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Total revenue	$3,262,942	$2,215,905	$6,444,935	$4,320,926
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,545,352	1,584,145	5,003,458	3,065,663
Operating expenses	500,644	410,348	979,572	796,436
Depreciation and amortization	74,258	64,294	150,146	130,114
Interest, net	13,520	10,634	27,250	24,041
Income before income taxes	129,168	146,484	284,509	304,672
Federal and state income taxes	32,337	34,501	68,519	72,097
Net income	$96,831	$111,983	$215,990	$232,575
Net income per common share
Basic	$2.61	$3.02	$5.81	$6.29
Diluted	$2.59	$3.00	$5.78	$6.24
Basic weighted average shares outstanding	37,162,984	37,030,921	37,144,744	37,002,901
Plus effect of stock compensation	205,669	245,962	205,669	245,749
Diluted weighted average shares outstanding	37,368,653	37,276,883	37,350,413	37,248,650

Dividends declared per share	$0.35	$0.32	$0.69	$0.64
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	119,159	119,159
Dividends declared (34 cents per share)	—	—	(12,680)	(12,680)
Exercise of stock options	3,000	133	—	133
Share-based compensation (net of tax withholding on employee share-based awards)	149,368	(8,626)	—	(8,626)
Balance at July 31, 2021	37,102,246	50,458	1,980,207	2,030,665
Net income	—	—	96,831	96,831
Dividends declared (35 cents per share)	—	—	(13,118)	(13,118)
Share-based compensation (net of tax withholding on employee share-based awards)	6,557	8,756	—	8,756
Balance at October 31, 2021	37,108,803	$59,214	$2,063,920	$2,123,134

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	120,592	120,592
Dividends declared (32 cents per share)	—	—	(11,874)	(11,874)
Exercise of stock options	4,748	211	—	211
Share-based compensation (net of tax withholding on employee share-based awards)	95,700	(896)	—	(896)
Balance at July 31, 2020	36,906,773	32,601	1,718,637	1,751,238
Net income	—	—	111,983	111,983
Dividends declared (32 cents per share)	—	—	(11,883)	(11,883)
Exercise of stock options	23,470	1,042	—	1,042
Share-based compensation (net of tax withholding on employee share-based awards)	5,504	7,471	—	7,471
Balance at October 31, 2020	36,935,747	$41,114	$1,818,737	$1,859,851
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2021	2020
Cash flows from operating activities:
Net income	$215,990	$232,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,146	130,114
Amortization of debt issuance costs	717	—
Share-based compensation	17,500	14,492
(Gain) loss on disposal of assets and impairment charges	(1,707)	2,159
Deferred income taxes	58,073	15,607
Changes in assets and liabilities:
Receivables	(8,087)	(7,609)
Inventories	(39,531)	(13,835)
Prepaid expenses	(13,698)	(8,381)
Accounts payable	87,831	125,719
Accrued expenses	(6,134)	39,177
Income taxes	(6,898)	22,924
Other, net	1,175	(985)
Net cash provided by operating activities	455,377	551,957
Cash flows from investing activities:
Purchase of property and equipment	(123,518)	(158,815)
Payments for acquisition of businesses, net of cash acquired	(626,126)	—
Proceeds from sales of assets	21,890	2,667
Net cash used in investing activities	(727,754)	(156,148)
Cash flows from financing activities:
Proceeds from long-term debt	300,000	650,000
Payments of long-term debt	(9,750)	(570,738)
Payments of debt issuance costs	(249)	—
Net payments of short-term debt	—	(120,000)
Proceeds from exercise of stock options	133	1,253
Proceeds from capital grant	—	1,594
Payments of cash dividends	(25,234)	(23,591)
Tax withholdings on employee share-based awards	(17,370)	(7,917)
Net cash provided by (used in) financing activities	247,530	(69,399)

Net (decrease) increase in cash and cash equivalents	(24,847)	326,410
Cash and cash equivalents at beginning of the period	336,545	78,275
Cash and cash equivalents at end of the period	$311,698	$404,685

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2021	2020
Cash paid during the period for:
Interest, net of amount capitalized	$25,076	$26,535
Income taxes, net	14,937	31,956

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	50,713	18,471
Right-of-use assets obtained in exchange for new finance lease liabilities	47,775	—
Right-of-use assets obtained in exchange for new operating lease liabilities	40,944	1,109
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2021 and April 30, 2021, the results of operations for the three and six months ended October 31, 2021 and 2020, and shareholders' equity and cash flows for the six months ended October 31, 2021 and 2020. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2021 for our consideration of new accounting pronouncements.

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
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of October 31, 2021 and April 30, 2021, the Company recognized a contract liability of $36,379 and $30,719, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,683,000 and $1,391,000 at October 31, 2021 and April 30, 2021, respectively. The fair value calculated excludes finance lease obligations of $71,480 and $14,085 outstanding at October 31, 2021 and April 30, 2021, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Term Loan Facility
In order to fund the acquisition of Buchanan Energy (see note 6) the Company drew on the senior unsecured term loan facility in the aggregate principal amount of $300 million (the “Term Loan Facility”) during the first quarter of fiscal 2022. Amounts borrowed under the Term Loan Facility bear interest at variable rates based upon, at the Company’s option, either: (i) the Adjusted LIBO Rate, plus a margin ranging from 1.55% to 2.60%; or (ii) the ABR Rate, plus a margin ranging from 0.20% to 1.60%. The Company initially elected the Adjusted LIBO Rate, and there is an option to elect either rate in subsequent interest periods. The Term Loan Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company's Consolidated Leverage Ratio, as defined in the Credit Agreement establishing the Term Loan Facility as calculated quarterly. The outstanding principal balance is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September and December, with the balance due on January 6, 2026. The Company had an outstanding principal balance of $292,500 on the Term Loan Facility at October 31, 2021.
Revolving Facility
The Company has a committed unsecured revolving credit facility in the aggregate principal amount of $450,000 (the "Revolving Facility"). The maturity date for the revolving facility is January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.75%), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00%, plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as noted above. The Company had $0 outstanding under the Revolving Facility at October 31, 2021 and April 30, 2021.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability up to $25,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at October 31, 2021 and April 30, 2021. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date").
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At October 31, 2021, there were 1,975,756 shares available for grant under the 2018 Plan.
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
Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table:

Unvested at April 30, 2021	646,920
Granted	146,355
Vested	(239,232)
Forfeited	(23,857)
Performance Award Adjustments	(41,791)
Unvested at October 31, 2021	488,395
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
Total compensation costs recorded for employees and non-employee directors for the six months ended October 31, 2021 and 2020, respectively, were $17,500 and $14,492, related entirely to restricted stock unit awards. As of October 31, 2021, there was $43,139 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2025. No stock option awards have been granted under the 2018 Plan.

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
The aggregate purchase price for the acquisition totaled $572,532, which is net of a provisional working capital adjustment of $4,710. Upon closing, $577,242 was paid in cash using available cash on hand and proceeds from the Term Loan Facility and a draw on the Revolving Facility, as discussed above in Note 4. The draw on the Revolving Facility has been repaid at October 31, 2021.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the contractual customer relationships, leases, and property and equipment acquired. The accounting related to certain property and equipment, intangible assets, goodwill, contingent liabilities, deferred taxes, and the working capital adjustment is considered provisional and is subject to change.

Assets acquired:
Cash and cash equivalents	$5,517
Receivables	3,023
Inventories	18,516
Prepaid expenses	400
Property and equipment	293,176
Contractual customer relationships	31,100
Deferred income taxes	1,343
Finance lease right-of-use assets	10,689
Operating lease right-of-use assets	11,816
Other assets	24
Goodwill	261,811
Total assets	637,415
Liabilities assumed:
Accounts payable	24,736
Accrued expenses	8,395
Finance lease liabilities	12,369
Operating lease liabilities	15,666
Other long-term liabilities	3,717
Total liabilities	64,883
Net assets acquired and total purchase price	$572,532
Acquired operating lease right-of-use assets are included within other assets, net of amortization and acquired operating lease liabilities are included within accrued expenses and other long-term liabilities in the condensed consolidated balance sheets as of October 31, 2021.
The $31,100 of contractual customer relationships will be amortized over a useful life of 15 years and are included within other assets, net of amortization in the condensed consolidated balance sheets as of October 31, 2021. These assets were valued using the multi-period excess earnings method.
The goodwill acquired was assigned to the retail reporting unit in the amount of $253,814 and the fuel wholesale reporting unit in the amount of $7,997. The goodwill recognized is primarily attributable to the location of the seller’s stores in relation to our footprint and expected synergies due to expanded inside store offerings and improved purchasing power. Almost all of the goodwill acquired as the result of this transaction will be deductible for income tax purposes over 15 years. The value assigned to goodwill is considered provisional.
The Company incurred total acquisition-related transaction costs of approximately $8.6 million. This includes approximately $6.7 million incurred during the six months ended October 31, 2021, which are included in the condensed consolidated statements of income within operating expenses.
The Company recognized approximately $246,947 and $470,591 of revenue related to Buchanan Energy in the condensed consolidated statements of income for the three and six months ended October 31, 2021, respectively. The amount of net income related to Buchanan Energy was not material for the three and six months ended October 31, 2021.

Circle K
Throughout June 2021, the Company closed on the acquisition of 48 stores located in Oklahoma from Circle K pursuant to the terms and conditions of an asset purchase agreement. The aggregate purchase price for the acquisition totaled $41,416, which was paid in cash upon closing using available cash on hand.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the leases acquired.

Assets acquired:
Inventories	$5,299
Property and equipment	6,150
Finance lease right-of-use assets	37,086
Operating lease right-of-use assets	24,164
Goodwill	31,662
Total assets	104,361
Liabilities assumed:
Accrued expenses	545
Finance lease liabilities	46,576
Operating lease liabilities	15,824
Total liabilities	62,945
Net assets acquired and total consideration paid	$41,416
The goodwill recognized from this transaction is primarily attributable to the location of the seller's stores in relation to our footprint and expected synergies due, in part, to expanded inside store and fuel offerings. All of the goodwill acquired as a result of this transaction will be deductible for income tax purposes over 15 years.
The Company recognized approximately $47,647 and $71,391 of revenue related to the acquired Circle K locations in the condensed consolidated statements of income for the three and six months ended October 31, 2021, respectively. The amount of net income related to the acquired Circle K locations was not material for the three and six months ended October 31, 2021.
Pro Forma Information
The following unaudited pro forma information presents a summary of our condensed consolidated statements of income as if the Buchanan Energy and Circle K transactions referenced above occurred on May 1, 2020 (amounts in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Total revenue	3,262,942	2,456,322	6,502,640	4,788,888
Net income	98,378	114,439	225,741	234,694
Net income per common share
Basic	2.65	3.09	6.08	6.34
Diluted	2.63	3.07	6.04	6.30
Pilot
On September 27, 2021, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Pilot Corporation to acquire all of the assets of 40 stores located in Tennessee and Kentucky for a purchase price of $220 million, subject to customary post-closing adjustments.
The closing of the acquisition is conditioned upon the satisfaction of customary closing conditions, including, among others: (a) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on or around November 4, 2021; (b) the accuracy of the representations and warranties of each party to the Purchase Agreement as of the closing; (c) the performance in all material respects by the parties of their respective covenants under the Purchase Agreement, including receipt of certain consents; and (d) in the case of Pilot Corporation, the absence of any material adverse effect since the date of the Purchase Agreement.
The Company intends to finance the pending transaction with a combination of cash on hand and incremental financing.

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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of October 31, 2021, the forward contracts run through November 2021. The commitment under these contracts is approximately $2,600. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

8.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $9,316 at April 30, 2021. At October 31, 2021, gross unrecognized tax benefits were $11,357. If this unrecognized tax benefit were ultimately recognized, $8,972 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $488 at October 31, 2021, and $370 at April 30, 2021. Net interest and penalties included in income tax expense for the six months ended October 31, 2021, was a net expense of $118 and a net expense of $106 for the same period in 2020.
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

9.    Segment Reporting
As of October 31, 2021, we operated 2,380 stores in 17 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and general merchandise (previously referred to as "grocery and other merchandise"), and prepared food and dispensed beverage (previously referred to as “prepared food and fountain”) because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey’s" and “Casey’s General Store” (collectively, with the stores below referenced as "GoodStop" or "Bucky's", as the "Company" or “Stores”) throughout 17 states, over half of which are located in Iowa, Missouri and Illinois. All convenience stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. In addition, all but three offer fuel for sale on a self-service basis. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores. As of October 31, 2021, there were a total of 2,380 stores in operation.

During the fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, drinks, tobacco products, and other essentials. However, such locations typically do not have a kitchen and have limited prepared food offerings. As of October 31, 2021, 17 stores operate under the "GoodStop" brand.

Additionally, the Company is temporarily operating certain locations acquired from Buchanan Energy under the name, "Bucky's." The Company plans to eventually transition all "Bucky's" locations to either the "Casey's" or "GoodStop" brand. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store.
Approximately 52% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 23% of all stores were opened in communities with populations exceeding 20,000 persons. Three distribution centers are currently in operation (in Ankeny, Iowa adjacent to our corporate headquarters [which we refer to as our Store Support Center], in Terre Haute, Indiana, and in Joplin, Missouri) from which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores. As of October 31, 2021, the Company leased a combination of land and/or building at 86 locations.
The Company reported diluted earnings per common share of $2.59 for the second quarter of fiscal 2022. For the same quarter a year-ago, diluted earnings per common share was $3.00.
The following table represents the roll forward of store growth through the second quarter of fiscal 2022:

Store Count
Total stores at April 30, 2021	2,243
New store construction	7
Acquisitions	144
Acquisitions not opened	(6)
Prior acquisitions opened	4
Closed	(12)
Total stores at October 31, 2021	2,380
Acquisitions in the table above include, in part, 89 stores which were acquired from Buchanan Energy on May 13, 2021. The table excludes three sites that were included in the transaction, but were divested by the Company shortly after closing as part of a consent order with the Federal Trade Commission. Additionally, it includes 48 stores from the Circle K transaction that closed in June. For additional discussion, refer to Note 6 in the condensed consolidated financial statements.

Throughout the first six months of fiscal 2022, the Company has generally seen an increase in guest traffic and sales of certain products compared to the same period a year ago as schools, businesses and the economy in general have gone through various stages of reopening from COVID-19. The Company has, however, also seen a recent increase in the number of COVID-19 cases reported amongst its team members and in certain areas of its operating territory, which in some instances has led to temporary store closures (which often times only last for a matter of hours) for COVID-19 cleaning protocols, labor challenges and the return of various locally imposed governmental restrictions, including but not limited to mask and social distancing mandates. In addition, on November 4, 2021, the Occupational Safety and Health Administration (OSHA) announced a requirement that employers with 100 or more employees, which includes the Company, ensure their employees are fully vaccinated for COVID-19 or undergo regular testing. The original implementation date for the requirements was January 4, 2022; however, they have been temporarily enjoined by a federal appeals court and OSHA has temporarily suspended enforcement. Should these requirements eventually be put in place, they may have a material impact on the Company due to the costs and logistics of testing, the cost and impact of employees electing to leave the Company’s workforce permanently, or the impact of and cost to attract prospective employees that may seek employment elsewhere, instead of being subject to the requirements. As such, the continued unpredictable nature of the COVID-19 pandemic, including case trends, severity of new variants, including Omicron, the efficacy of vaccines and the willingness of individuals to be vaccinated, further governmental restrictions or protections, and its effect on the Company’s workforce and the economy as a whole, could again lead or contribute to additional disruptions, labor shortages and increased operating expenses for the foreseeable future. While COVID-19 continues to result in, and will continue to bring, significant challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to navigate, and eventually emerge from, the pandemic.
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
The second quarter results reflected a 2.5% increase in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 34.7 cents per gallon, compared to 35.3 cents per gallon in the same quarter a year ago. Same-store gallons sold were positively impacted by higher guest traffic. The Company sold 4.2 million renewable fuel credits for $6.2 million during the quarter, compared to the sale of 6.1 million renewable fuel credits in the second quarter of the prior year, which generated $3.8 million.
Same-store sales of grocery and general merchandise increased 6.8% and prepared food and dispensed beverage increased 4.1% during the second quarter. Note that we have changed the names of the "grocery and other merchandise" category to "grocery and general merchandise" and the "prepared food and fountain" category to "prepared food and dispensed beverage" to better reflect the composition of the category. There have been no changes to the makeup of the categories, and they remain directly comparable to prior periods. The increase in grocery and general merchandise same-store sales was primarily due to stronger sales of packaged beverages and grocery items, such as salty snacks and meat snacks. The increase in prepared food and dispensed beverage same-store sales was primarily attributable to continued momentum in pizza slices, driven in part by increased guest traffic inside the store. Prepared food and dispensed beverage same-store sales were adversely impacted by supply chain challenges in the quarter, notably in bakery and dispensed beverages. The Company also implemented selective price increases to offset inflationary pressures throughout the business.
Three Months Ended October 31, 2021 Compared to
Three Months Ended October 31, 2020
(Dollars and Amounts in Thousands)

Three Months Ended October 31, 2021	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$2,048,831	$829,484	$309,504	$75,123	$3,262,942
Revenue less cost of goods sold (excluding depreciation and amortization)	$231,883	$275,940	$187,498	$22,269	$717,590
	11.3%	33.3%	60.6%	29.6%	22.0%
Fuel gallons	668,757

Three Months Ended October 31, 2020	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$1,193,491	$718,226	$288,822	$15,366	$2,215,905
Revenue less cost of goods sold (excluding depreciation and amortization)	$204,154	$238,992	$173,661	$14,953	$631,760
	17.1%	33.3%	60.1%	97.3%	28.5%
Fuel gallons	577,581

Total revenue for the second quarter of fiscal 2022 increased by $1,047,037 (47.3%) over the comparable period in fiscal 2021. Retail fuel sales increased by $855,340 (71.7%) as the average retail price per gallon increased 48.3%, and the number of gallons sold increased by 91,176 (15.8%). During this same period, retail sales of grocery and general merchandise increased by $111,258 (15.5%), due to operating 161 more stores than a year ago and strong sales of packaged beverages, salty snacks, and meat snacks. Prepared food and dispensed beverage sales increased by $20,682 (7.2%), due to operating 161 more stores than a year ago and continued momentum in pizza slices.

The other revenue category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition, we acquired a dealer network of 81 stores where Casey’s will manage fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the other category and is presented gross of applicable costs. Other revenues increased $59,757 (388.9%) for the second quarter of fiscal 2022 compared to the prior year, driven primarily by activity related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.0% of revenue for the second quarter of fiscal 2022, compared to 28.5% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 11.3% of fuel revenue during the second quarter of fiscal 2022, compared to 17.1% in the second quarter of the prior year, largely attributable to higher average retail price of fuel per gallon. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 34.7 cents in the second quarter of fiscal 2022, compared to 35.3 cents for the comparable period in the prior year.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was consistent at 33.3% for the current year and prior year periods. The current year percentage was positively impacted by the private label program and procurement initiatives, offset by inflationary pressures. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 60.6% of revenue, compared to 60.1% for the comparable period in the prior year, primarily due to a resurgence in pizza slices and procurement initiatives, offset by inflationary pressures.
Operating expenses increased $90,296 (22.0%) in the second quarter of fiscal 2022 from the comparable period in the prior year, primarily due to operating 161 more stores compared to the same period a year ago, higher wage rates, and a 35% increase in credit card fees from higher retail fuel pricing along with higher sales volume.
Depreciation and amortization expense increased by 15.5% to $74,258 in the second quarter of fiscal 2022 from $64,294 for the comparable period in the prior year. The increase was primarily due to operating 161 more stores than a year ago and capital expenditures during the previous twelve months.
Interest expense increased by $2,886 (27.1%), primarily attributable to a $300,000 draw on the Term Loan Facility to fund the acquisition of Buchanan Energy during the first quarter.
The effective tax rate increased to 25.0% in the second quarter of fiscal 2022 compared to 23.6% in the same period of fiscal 2021. The increase in the effective tax rate was primarily due to a decrease in favorable permanent differences.
Net income decreased by $15,152 (13.5%) to $96,831 from $111,983 in the comparable period in the prior year. The decrease in net income was primarily attributable to increased fuel and merchandise contribution from improved guest traffic, offset by higher operating expenses and depreciation driven primarily from operating 161 more stores than a year ago and higher wage rates.

Six Months Ended October 31, 2021 Compared to
Six Months Ended October 31, 2020
(Dollars and Amounts in Thousands)

Six Months Ended October 31, 2021	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$4,015,986	1,664,969	617,944	146,036	6,444,935
Revenue less cost of goods sold (excluding depreciation and amortization)	466,358	551,348	375,604	48,167	1,441,477
	11.6%	33.1%	60.8%	33.0%	22.4%
Fuel gallons	1,336,291

Six Months Ended October 31, 2020	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$2,279,472	$1,450,087	$559,588	$31,779	$4,320,926
Revenue less cost of goods sold (excluding depreciation and amortization)	$414,184	$474,591	$335,309	$31,179	$1,255,263
	18.2%	32.7%	59.9%	98.1%	29.1%
Fuel gallons	1,127,089
Total revenue for the first six months of fiscal 2022 increased by $2,124,009 (49.2%) over the comparable period in fiscal 2021. Retail fuel sales increased by $1,736,514 (76.2%) as the average retail price per gallon increased 48.6%, and the number of gallons sold increased 209,202 (18.6%). During this same period, retail sales of grocery and general merchandise increased by $214,882 (14.8%) due to operating 161 more stores than a year ago and strong sales of packaged beverages, salty snacks, and meat snacks. Prepared food and dispensed beverage sales increased by $58,356 (10.4%), due to operating 161 more stores than a year ago and a resurgence in pizza slices.
The other revenue category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition, we acquired a dealer network of 81 stores where Casey’s will manage fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the other category and is presented gross of applicable costs. These revenues increased $114,257 (359.5%) through the second quarter of fiscal 2022 compared to the prior year, driven primarily by activity related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.4% of revenue for the first six months of fiscal 2022, compared to 29.1% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 11.6% of fuel revenue for the first six months of fiscal 2022 compared to 18.2% for the first six months of the prior year. Revenue per gallon less cost of goods sold per gallon (exclusive of depreciation and amortization) was 34.9 cents for the first six months of fiscal 2022 compared to 36.7 cents in the prior year.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 33.1% of grocery and general merchandise revenue, compared to 32.7% in the prior year. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was positively impacted by mix shift, including gaining market share on the private label program, and procurement initiatives, offset by inflationary pressures. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 60.8% of revenue, compared to 59.9% in the prior year, primarily due to a resurgence in pizza slices and procurement initiatives, offset by inflationary pressures.
Operating expenses increased by $183,136 (23.0%) in the first six months of fiscal 2022 from the comparable period in the prior year, primarily due to restoring store operation hours to pre-COVID levels, operating 161 more stores compared to the same period a year ago, higher wage rates, a 37% increase in credit card fees from higher retail fuel pricing along with higher sales volume, and one-time deal and integration costs associated with the Buchanan Energy and Circle K acquisitions.

Depreciation and amortization expense increased 15.4% to $150,146 for the first six months of fiscal 2022 from $130,114 for the comparable period in the prior year. The increase was primarily due to operating 161 more stores than a year ago and capital expenditures during the previous twelve months.
Interest expense increased by $3,209 (13.3%), primarily attributable to a $300,000 draw on the Term Loan Facility to fund the acquisition of Buchanan Energy during the first quarter.
The effective tax rate increased to 24.1% in the first six months of fiscal year 2022 compared to 23.7% in the same period of fiscal year 2021. The increase in the effective tax rate was driven by a one-time expense to update the state deferred tax rate following the Buchanan Energy and Circle K transactions offset by an increase in excess tax benefits recognized on share-based awards.
Net income decreased by $16,585 (7.1%) to $215,990 from $232,575 in the prior year. The decrease in net income was primarily attributable to increased fuel and merchandise contribution from improved guest traffic, offset by higher operating expenses and depreciation driven primarily from operating 161 more stores than a year ago, an increase in store hours and higher wage rates.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended October 31, 2021 and 2020:

	Three months ended		Six months ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Net income	$96,831	$111,983	$215,990	$232,575
Interest, net	13,520	10,634	27,250	24,041
Federal and state income taxes	32,337	34,501	68,519	72,097
Depreciation and amortization	74,258	64,294	150,146	130,114
EBITDA	$216,946	$221,412	$461,905	$458,827
Loss (gain) on disposal of assets and impairment charges	63	1,819	(1,707)	2,159
Adjusted EBITDA	$217,009	$223,231	$460,198	$460,986
For the three months ended October 31, 2021, EBITDA and Adjusted EBITDA decreased 2.0% and 2.8%, respectively, when compared to the same period a year ago. For the six months ended October 31, 2021, EBITDA increased 0.7% and Adjusted EBITDA decreased 0.2%, compared to the same period a year ago. The decreases in Adjusted EBITDA are primarily attributable to increased fuel and merchandise contribution from improved guest traffic, offset by higher operating expenses driven primarily from operating 161 more stores than a year ago and higher wage rates.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2021, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2021.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2021, the Company’s ratio of current assets to current liabilities was 0.99 to 1. The ratio at October 31, 2020 and April 30, 2021 was 1.30 to 1 and 1.18 to 1, respectively. The decrease in the ratio is partially attributable to a decrease in cash and cash equivalents associated with payments for the acquisitions of Buchanan Energy and 48 stores from Circle K, offset by an increase in inventory due to operating 161 more stores than a year ago and higher fuel pricing. Additionally, current liabilities have increased primarily related to accounts payable, due to increasing store count, higher fuel pricing, as well as an effort to better utilize available payment terms.
Management believes that the Bank Line of $25,000 and the Revolving Facility of $450,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations decreased $96,580 (17.5%) in the six months ended October 31, 2021 from the comparable period in the prior year, due to changes in inventories, accounts payable, and accrued expenses. Cash used in investing in the six months ended October 31, 2021 increased $571,606 over prior year, due primarily to cash paid for the acquisition of Buchanan Energy for $571,725 and 48 Circle K stores for $41,416, net of cash acquired. For additional discussion, refer to Note 6 in the condensed consolidated financial statements. Cash provided by financing increased $316,929 (456.7%), primarily due to a $300,000 draw on the Term Loan Facility, also discussed in Note 4 and Note 6.
Purchases of property and equipment and payments for acquisitions of businesses typically represent the largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2022, the Company expended $749,644, compared to $158,815 for the comparable period in the prior year related to these activities. The increase from the prior year is due to the Buchanan Energy and Circle K acquisitions.
As of October 31, 2021, the Company had long-term debt consisting of:

Finance lease liabilities	71,480
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, requiring quarterly installments ending June 6, 2026	292,500
Less debt issuance costs	(2,455)
1,711,525
Less current maturities	(34,134)
1,677,391

The Company has funded purchases of property and equipment and payments for acquisitions of businesses primarily from the issuance of debt, existing cash, and funds generated from operations. Future capital needs required to finance operations, improvements and the anticipated growth in the number of stores are expected to be met from cash generated by operations, the Revolving Facility, the Bank Line, and additional long-term debt or other securities as circumstances may dictate, and are not expected to adversely affect liquidity.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and certain long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2021 would have not have a material effect on pretax earnings.
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
We acquired Buchanan Energy, owner of Bucky’s Convenience Stores on May 13, 2021 and its total assets and revenues constituted approximately 12% and 7%, respectively, of the Company's consolidated total assets and revenues as shown on our condensed consolidated financial statements as of and for the six months ended October 31, 2021. We will exclude Buchanan Energy's control over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company's controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter
August 1 - August 31, 2021	—	$—	—	$300,000,000
September 1 - September 30, 2021	—	—	—	300,000,000
October 1 - October 31, 2021	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
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

Item 6. Exhibits.

Exhibit No.	Description
2.1	Asset Purchase Agreement by and among CGS Stores, LLC and Pilot Corporation dated September 27, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 28, 2021)
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2a	Sixth-Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 8-K filed December 7, 2020)
10.1*	Retirement Agreement and General Release of Claims dated November 8, 2021, between the Company and Julia L. Jackowski
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: December 7, 2021	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)