Form 10-Q
period 2022-01-31
CASEYS GENERAL STORES INC
filed 2022-03-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2022
Common stock, no par value per share	37,111,466 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2022	April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$186,921	$336,545
Receivables	91,442	79,698
Inventories	351,377	286,598
Prepaid expenses	20,927	11,214
Income taxes receivable	10,113	9,578
Total current assets	660,780	723,633
Other assets, net of amortization	182,123	82,147
Goodwill	601,040	161,075
Property and equipment, net of accumulated depreciation of $2,367,588 at January 31, 2022 and $2,206,405 at April 30, 2021	3,958,000	3,493,459
Total assets	$5,401,943	$4,460,314

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$91,695	$2,354
Accounts payable	398,997	355,471
Accrued expenses	293,018	254,924
Total current liabilities	783,710	612,749
Long-term debt and finance lease obligations, net of current maturities	1,766,049	1,361,395
Deferred income taxes	494,877	439,721
Deferred compensation	14,069	15,094
Insurance accruals, net of current portion	26,195	26,239
Other long-term liabilities	131,437	72,437
Total liabilities	3,216,337	2,527,635
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	70,841	58,951
Retained earnings	2,114,765	1,873,728
Total shareholders’ equity	2,185,606	1,932,679
Total liabilities and shareholders' equity	$5,401,943	$4,460,314
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Total revenue	$3,048,717	$2,008,028	$9,493,652	$6,328,954
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,384,222	1,467,847	7,387,680	4,533,510
Operating expenses	490,997	414,448	1,470,569	1,210,884
Depreciation and amortization	75,529	65,185	225,675	195,299
Interest, net	14,431	11,469	41,681	35,510
Income before income taxes	83,538	49,079	368,047	353,751
Federal and state income taxes	19,514	10,452	88,033	82,549
Net income	$64,024	$38,627	$280,014	$271,202
Net income per common share
Basic	$1.72	$1.04	$7.54	$7.33
Diluted	$1.71	$1.04	$7.50	$7.28
Basic weighted average shares outstanding	37,169,213	37,042,544	37,154,883	37,017,656
Plus effect of stock compensation	197,370	241,047	197,370	240,962
Diluted weighted average shares outstanding	37,366,583	37,283,591	37,352,253	37,258,618

Dividends declared per share	$0.35	$0.34	$1.04	$0.98
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	119,159	119,159
Dividends declared (34 cents per share)	—	—	(12,680)	(12,680)
Exercise of stock options	3,000	133	—	133
Share-based compensation (net of tax withholding on employee share-based awards)	149,368	(8,626)	—	(8,626)
Balance at July 31, 2021	37,102,246	50,458	1,980,207	2,030,665
Net income	—	—	96,831	96,831
Dividends declared (35 cents per share)	—	—	(13,118)	(13,118)
Share-based compensation (net of tax withholding on employee share-based awards)	6,557	8,756	—	8,756
Balance at October 31, 2021	37,108,803	59,214	2,063,920	2,123,134
Net income	—	—	64,024	64,024
Dividends declared (35 cents per share)	—	—	(13,179)	(13,179)
Share-based compensation (net of tax withholding on employee share-based awards)	2,663	11,627	—	11,627
Balance at January 31, 2022	37,111,466	$70,841	$2,114,765	$2,185,606

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	120,592	120,592
Dividends declared (32 cents per share)	—	—	(11,874)	(11,874)
Exercise of stock options	4,748	211	—	211
Share-based compensation (net of tax withholding on employee share-based awards)	95,700	(896)	—	(896)
Balance at July 31, 2020	36,906,773	32,601	1,718,637	1,751,238
Net income	—	—	111,983	111,983
Dividends declared (32 cents per share)	—	—	(11,883)	(11,883)
Exercise of stock options	23,470	1,042	—	1,042
Share-based compensation (net of tax withholding on employee share-based awards)	5,504	7,471	—	7,471
Balance at October 31, 2020	36,935,747	41,114	1,818,737	1,859,851
Net income	—	—	38,627	38,627
Dividends declared (34 cents per share)	—	—	(12,630)	(12,630)
Exercise of stock options	9,273	412	—	412
Share-based compensation (net of tax withholding on employee share-based awards)	2,160	7,329	—	7,329
Balance at January 31, 2021	36,947,180	$48,855	$1,844,734	$1,893,589
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2022	2021
Cash flows from operating activities:
Net income	$280,014	$271,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,675	195,299
Amortization of debt issuance costs	1,112	1,258
Share-based compensation	29,382	22,009
(Gain) loss on disposal of assets and impairment charges	(869)	3,808
Deferred income taxes	56,967	13,554
Changes in assets and liabilities:
Receivables	(10,006)	(18,117)
Inventories	(33,579)	(35,238)
Prepaid expenses	(9,444)	(7,993)
Accounts payable	(12,910)	124,026
Accrued expenses	25,543	56,228
Income taxes	263	18,363
Other, net	(15,607)	18,680
Net cash provided by operating activities	536,541	663,079
Cash flows from investing activities:
Purchase of property and equipment	(228,208)	(263,077)
Payments for acquisition of businesses, net of cash acquired	(863,371)	(5,780)
Proceeds from sales of assets	26,504	4,823
Net cash used in investing activities	(1,065,075)	(264,034)
Cash flows from financing activities:
Proceeds from long-term debt	450,000	650,000
Payments of long-term debt	(14,226)	(570,999)
Payments of debt issuance costs	(1,149)	(5,525)
Net payments of short-term debt	—	(120,000)
Proceeds from exercise of stock options	133	1,665
Payments of cash dividends	(38,223)	(35,410)
Tax withholdings on employee share-based awards	(17,625)	(8,105)
Net cash provided by (used in) financing activities	378,910	(88,374)

Net (decrease) increase in cash and cash equivalents	(149,624)	310,671
Cash and cash equivalents at beginning of the period	336,545	78,275
Cash and cash equivalents at end of the period	$186,921	$388,946

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2022	2021
Cash paid during the period for:
Interest, net of amount capitalized	$34,800	$32,862
Income taxes, net	27,387	48,137

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	38,751	28,605
Right-of-use assets obtained in exchange for new finance lease liabilities	49,259	—
Right-of-use assets obtained in exchange for new operating lease liabilities	79,867	1,109
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,431 convenience stores in 17 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2022 and April 30, 2021, the results of operations for the three and nine months ended January 31, 2022 and 2021, and shareholders' equity and cash flows for the nine months ended January 31, 2022 and 2021. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2021 for our consideration of new accounting pronouncements.

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
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of January 31, 2022 and April 30, 2021, the Company recognized a contract liability of $38,790 and $30,719, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
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
The Company often receives vendor allowances on the basis of quantitative contract terms that vary by product and vendor or on the basis of purchases made. Vendor allowances include rebates and other funds received from vendors to promote their products. Vendor rebates, including billbacks, are treated as a reduction in inventory when they are based on the purchase of product or shipment of product from the warehouse to the store, and are treated as a reduction of cost of goods sold when they are based on the sale of product to our guests. These amounts are recognized in the period earned based on the applicable rebate agreement.

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,773,000 and $1,391,000 at January 31, 2022 and April 30, 2021, respectively. The fair value calculated excludes finance lease obligations of $72,176 and $14,085 outstanding at January 31, 2022 and April 30, 2021, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Term Loan Facilities
In order to fund the acquisition of Buchanan Energy (see Note 6) the Company drew a senior unsecured term loan in the aggregate principal amount of $300 million during the first quarter of fiscal 2022. During the third quarter, the Company amended its existing credit agreement to (a) provide for a new senior unsecured term loan in the aggregate principal amount of $150 million (collectively with the $300 million term loan, the "Term Loan Facilities") and (b) decrease the minimum index for LIBOR-based loans, which includes both the Term Loan Facilities and the Revolver Facility, discussed below. The proceeds of the $150 million term loan were, in-part, utilized to fund the acquisition of 40 stores from Pilot Corporation (see Note 6).
Amounts borrowed under the Term Loan Facilities bear interest at variable rates based upon, at the Company’s option, either: (i) the Adjusted LIBO Rate, plus a margin ranging from 1.55% to 2.60%; or (ii) the ABR Rate, plus a margin ranging from 0.20% to 1.60%. The Company currently has elected the Adjusted LIBO Rate, and there is an option to elect either rate in subsequent interest periods. The Term Loan Facilities also carry a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company's Consolidated Leverage Ratio, as defined in the credit agreement establishing the Term Loan Facilities as calculated quarterly. The outstanding principal balance is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September and December, with the balance of the Term Loan Facilities due on January 6, 2026. The Company had an outstanding principal balance of $438,750 on the Term Loan Facilities at January 31, 2022. Of that outstanding balance, $67,500 has been recognized as current maturities of long-term debt on the condensed consolidated balance sheets at January 31, 2022; $22,500 related to our obligations under the credit agreement and $45,000 related to the Company’s intentions to prepay a portion of the balance within the next 12 months.
Revolving Facility
The Company has a committed unsecured revolving credit facility in the aggregate principal amount of $450,000 (the "Revolving Facility"). The maturity date for the revolving facility is January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.50%), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00%, plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as noted above. The Company had $0 outstanding under the Revolving Facility at January 31, 2022 and April 30, 2021.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability up to $25,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at January 31, 2022 and April 30, 2021. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date").
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At January 31, 2022, there were 1,975,638 shares available for grant under the 2018 Plan.
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
Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table:

Unvested at April 30, 2021	646,920
Granted	151,072
Vested	(242,631)
Forfeited	(28,515)
Performance Award Adjustments	(1,971)
Unvested at January 31, 2022	524,875
The above awards reflect (a) long-term incentive compensation program grants for fiscal 2020 through 2022, which include a mix of time-based restricted stock units and performance-based restricted stock units (subject to three-year cumulative net income before net interest expense, income taxes, depreciation and amortization ("EBITDA"), three-year relative total shareholder return ("TSR") and three-year average return on invested capital ("ROIC")), (b) certain “make-whole” and sign-on grants, which include a mix of time-based restricted stock units and performance-based restricted stock units subject to TSR, EBITDA, and ROIC, (c) a special strategic grant which, upon grant, included performance-based restricted stock units subject to the performance of the Company’s e-commerce and loyalty platforms (which performance period has been completed, and are now subject to time-based vesting), (d) special performance grants which include time-based restricted stock units, and (e) non-employee director equity awards, which include time-based restricted stock units.
Total compensation costs recorded for employees and non-employee directors for the nine months ended January 31, 2022 and 2021, respectively, were $29,382 and $22,009, related entirely to restricted stock unit awards. As of January 31, 2022, there was $38,799 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2025. No stock option awards have been granted under the 2018 Plan.

6.    Acquisitions
Many of our acquisitions meet the criteria to be considered business combinations. The Company accounts for business combinations using the acquisition method of accounting. Under this method of accounting, acquired assets and assumed liabilities are included within the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired recognized as goodwill. Acquisition-related transaction costs are recognized as period costs as incurred. We accounted for the Buchanan Energy, Circle K, and Pilot acquisitions (discussed below) as business combinations.
Buchanan Energy
On May 13, 2021, the Company closed on the acquisition of 100% of the equity interest in Buchanan Energy (and certain of its related subsidiaries and affiliated entities), owner of Bucky’s Convenience Stores. The transaction included 92 retail locations (consisting of 24 stores in Nebraska, 56 in Illinois, five in Iowa, three in Missouri, and four in Texas), a dealer network of 81 stores where Casey’s will manage fuel wholesale supply agreements to these stores, as well as several parcels of real estate which may be used for new store construction. Three of the retail locations were divested shortly after closing as part of a consent order with the Federal Trade Commission. On January 25, 2022, the Company entered into a purchase agreement to sell the four stores and one parcel of property in Texas for an aggregate sale price of $41,000, subject to customary post-closing adjustments. The transaction is expected to close during the fourth quarter of the fiscal year, subject to customary closing conditions. We do not expect to record any material gain or loss related to the sale.

As a result of the Buchanan Energy acquisition, we added a fuel wholesale business. The Company expects to achieve certain synergies over time, in part, through the reduction of duplicate processes, improvements in purchasing power, installing our kitchens, and expanding merchandise offerings.
The aggregate purchase price for the acquisition totaled $573,420, which is net of a provisional working capital adjustment of $3,822. Upon closing, $577,242 was paid in cash using available cash on hand and proceeds from the $300 million term loan (as discussed above in Note 4) and a draw on the Revolving Facility. The draw on the Revolving Facility was repaid during the first quarter of the fiscal year.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the contractual customer relationships, leases, and property and equipment acquired. The accounting related to certain property and equipment, goodwill, contingent liabilities, deferred taxes, and the working capital adjustment is considered provisional and is subject to change.

Assets acquired:
Cash and cash equivalents	$5,517
Receivables	2,836
Inventories	18,516
Prepaid expenses	150
Property and equipment	306,851
Contractual customer relationships	31,100
Deferred income taxes	1,343
Finance lease right-of-use assets	10,689
Operating lease right-of-use assets	11,816
Other assets	1,774
Goodwill	250,113
Total assets	640,705
Liabilities assumed:
Accounts payable	27,138
Accrued expenses	8,395
Finance lease liabilities	12,369
Operating lease liabilities	15,666
Other long-term liabilities	3,717
Total liabilities	67,285
Net assets acquired and total purchase price	$573,420
Acquired operating lease right-of-use assets are included within other assets, net of amortization and acquired operating lease liabilities are included within accrued expenses and other long-term liabilities in the condensed consolidated balance sheets as of January 31, 2022.
The $31,100 of contractual customer relationships will be amortized over a useful life of 15 years and are included within other assets, net of amortization in the condensed consolidated balance sheets as of January 31, 2022. These assets were valued using the multi-period excess earnings method.
The goodwill acquired was assigned to the retail reporting unit in the amount of $242,060 and the fuel wholesale reporting unit in the amount of $8,053. The goodwill recognized is primarily attributable to the location of the seller’s stores in relation to our footprint and expected synergies due to expanded inside store offerings and improved purchasing power. Almost all of the goodwill acquired as the result of this transaction will be deductible for income tax purposes over 15 years.
The Company incurred total acquisition-related transaction costs of approximately $8.6 million. This includes approximately $6.7 million incurred during the nine months ended January 31, 2022, which are included in the condensed consolidated statements of income within operating expenses.
The Company recognized approximately $215,472 and $686,063 of revenue related to the acquired Buchanan Energy locations in the condensed consolidated statements of income for the three and nine months ended January 31, 2022, respectively. The amount of net income related to the acquired Buchanan Energy locations was not material for the three and nine months ended January 31, 2022.
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

Assets acquired:
Inventories	$5,299
Property and equipment	6,150
Finance lease right-of-use assets	37,086
Operating lease right-of-use assets	24,113
Goodwill	31,662
Total assets	104,310
Liabilities assumed:
Accrued expenses and other long-term liabilities	545
Finance lease liabilities	46,576
Operating lease liabilities	15,773
Total liabilities	62,894
Net assets acquired and total consideration paid	$41,416
The goodwill recognized from this transaction is primarily attributable to the location of the seller's stores in relation to our footprint and expected synergies due, in part, to expanded inside store and fuel offerings. All of the goodwill acquired as a result of this transaction will be deductible for income tax purposes over 15 years.
The Company recognized approximately $43,259 and $114,650 of revenue related to the acquired Circle K locations in the condensed consolidated statements of income for the three and nine months ended January 31, 2022, respectively. The amount of net income related to the acquired Circle K locations was not material for the three and nine months ended January 31, 2022.
Pilot
On December 16, 2021, the Company closed on the acquisition of 40 stores from Pilot Corporation pursuant to the terms and conditions of an asset purchase agreement. The transaction included 39 stores located in Tennessee and 1 store located in Kentucky. The aggregate purchase price for the acquisition totaled $226,624, which was paid in cash using available cash on hand and certain incremental proceeds from the $150 million term loan, as discussed above in Note 4. As a result of this acquisition, we increased our total store count to over 2,400 stores.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are utilizing a third-party valuation specialist to assist in valuing the property and equipment and leases acquired. The valuation is still in process and, as a result, amounts related to goodwill, property and equipment, leases, and deferred income taxes are provisional measurements and subjected to change.

Assets acquired:
Cash and cash equivalents	$95
Inventories	6,556
Prepaid expenses	87
Property and equipment	68,065
Deferred income taxes	468
Operating lease right-of-use assets	27,432
Goodwill	153,936
Total assets	256,639
Liabilities assumed:
Accrued expenses and other long-term liabilities	883
Operating lease liabilities	29,132
Total liabilities	30,015
Net assets acquired and total consideration paid	$226,624
The goodwill recognized from this transaction is primarily attributable to the location of the seller's stores in relation to our footprint and expected synergies due, in part, to expanded inside store. Almost all of the goodwill acquired as a result of this transaction will be deductible for income tax purposes over 15 years.
The Company recognized approximately $35,259 of revenue related to the acquired Pilot locations in the condensed consolidated statements of income for the three and nine months ended January 31, 2022, respectively. The amount of net income related to the acquired Pilot locations was not material for the three and nine months ended January 31, 2022.
Pro Forma Information
The following unaudited pro forma information presents a summary of our condensed consolidated statements of income as if the Buchanan Energy, Circle K, and Pilot transactions referenced above occurred on May 1, 2020 (amounts in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Total revenue	3,082,346	2,251,406	9,731,049	7,197,255
Net income	66,898	41,590	300,140	282,473
Net income per common share
Basic	1.80	1.12	8.08	7.63
Diluted	1.79	1.12	8.04	7.58

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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled McColley v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015 to the present. On March 31, 2021, the Court granted conditional certification, and to-date, 1,953 current and/or former Store Managers (representing less than 1/3 of those eligible) have opted to participate in the lawsuit. The Company believes that adequate provisions have been made for probable losses related to this matter, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend the matter.
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

8.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $9,316 at April 30, 2021. At January 31, 2022, gross unrecognized tax benefits were $11,584. If this unrecognized tax benefit were ultimately recognized, $9,151 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $554 at January 31, 2022, and $370 at April 30, 2021. Net interest and penalties included in income tax expense for the nine months ended January 31, 2022, was a net expense of $184 and a net expense of $176 for the same period in 2021.
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
The federal statute of limitations remains open for the tax years 2018 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

9.    Segment Reporting
As of January 31, 2022, we operated 2,431 stores in 17 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and general merchandise (previously referred to as "grocery and other merchandise"), and prepared food and dispensed beverage (previously referred to as “prepared food and fountain”) because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey’s" and “Casey’s General Store” (collectively, with the stores below referenced as "Pilot", "GoodStop" or "Bucky's", as the "Company" or “Stores”) throughout 17 states, over half of which are located in Iowa, Missouri and Illinois. All convenience stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. In addition, all but three offer fuel for sale on a self-service basis. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores. As of January 31, 2022, there were a total of 2,431 stores in operation.

During the fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, drinks, tobacco products, and other essentials. However, such locations typically do not have a kitchen and have limited prepared food offerings. As of January 31, 2022, 28 stores operate under the "GoodStop" brand.

Additionally, the Company is temporarily operating certain locations acquired from Buchanan Energy under the name, "Bucky's." Further, the Company is also temporarily operating certain locations acquired from Pilot Corporation under the "Pilot" name, as part of a transition services agreement. The Company plans to eventually transition all "Bucky's" and "Pilot" locations to either the "Casey's" or "GoodStop" brand. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store.
Approximately 51% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 24% of all stores were opened in communities with populations exceeding 20,000 persons. Three distribution centers are currently in operation (in Ankeny, Iowa adjacent to our corporate headquarters [which we refer to as our Store Support Center], in Terre Haute, Indiana, and in Joplin, Missouri) from which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores. As of January 31, 2022, the Company leased a combination of land and/or building at 108 locations.
The Company reported diluted earnings per common share of $1.71 for the third quarter of fiscal 2022. For the same quarter a year-ago, diluted earnings per common share was $1.04.
The following table represents the roll forward of store growth through the third quarter of fiscal 2022:

Store Count
Total stores at April 30, 2021	2,243
New store construction	11
Acquisitions	191
Acquisitions not opened	(5)
Prior acquisitions opened	4
Closed	(13)
Total stores at January 31, 2022	2,431
Acquisitions in the table above include, in part, 89 stores which were acquired from Buchanan Energy on May 13, 2021. The table excludes three sites that were included in the transaction, but were divested by the Company shortly after closing as part of a consent order with the Federal Trade Commission. Additionally, it includes 48 stores from the Circle K transaction that closed in June and 40 stores from the Pilot transaction that closed in December. For additional discussion, refer to Note 6 in the condensed consolidated financial statements.
Throughout the first nine months of fiscal 2022, the Company has generally seen an increase in guest traffic and sales of certain products compared to the same period a year ago as schools, businesses and the economy in general have gone through various stages of reopening from COVID-19. During its second and third fiscal quarters, the Company saw an increase in the number of COVID-19 cases reported amongst its team members and in certain areas of its operating territory, presumably due to the Omicron and Delta variants. That led to a slight increase in temporary store closures for COVID-19 cleaning protocols and the return of a patchwork of various locally imposed governmental restrictions. However, that trend did not appear to have a negative impact on guest traffic. Further, starting towards the end of the third quarter, and to-date, the Company has seen a sharp decline in the number of positive COVID-19 cases amongst its Team Members, faced fewer staffing challenges directly due to positive COVID-19 cases and did not have any COVID-19 related store closures. As part of its continued efforts, the

Company continues to offer its Team Members a vaccination bonus and certain COVID-19 mitigation measures remain in place. The continued unpredictable nature of COVID-19, including case trends, severity of new variants, the efficacy of vaccines and the willingness of individuals to be vaccinated, further governmental restrictions or protections, and its effect on the Company’s workforce and the economy as a whole, could again lead or contribute to additional disruptions, labor shortages and increased operating expenses for the foreseeable future. While COVID-19 will continue to bring challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to navigate, and eventually emerge from, the COVID-19 pandemic.
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
The third quarter results reflected a 5.7% increase in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 38.3 cents per gallon, compared to 32.9 cents per gallon in the same quarter a year ago, despite a challenging rising wholesale fuel cost environment. Same-store gallons sold were positively impacted by higher guest traffic. The Company sold 7.5 million renewable fuel credits for $10.2 million during the quarter, compared to the sale of 9.1 million renewable fuel credits in the third quarter of the prior year, which generated $6.9 million.
Same-store sales of grocery and general merchandise increased 7.7% and prepared food and dispensed beverage increased 7.4% during the third quarter. Note that we have changed the names of the "grocery and other merchandise" category to "grocery and general merchandise" and the "prepared food and fountain" category to "prepared food and dispensed beverage" to better reflect the composition of the category. There have been no changes to the makeup of the categories, and they remain directly comparable to prior periods. The increase in grocery and general merchandise same-store sales was primarily due to stronger sales of packaged beverages and grocery items, such as salty snacks and candy. The increase in prepared food and dispensed beverage same-store sales was partially attributable to continued momentum in pizza slices. Additionally, the morning daypart performance continues to improve due, in part, to the recent breakfast menu relaunch, as well as an increase in guest traffic.
Three Months Ended January 31, 2022 Compared to
Three Months Ended January 31, 2021
(Dollars and Amounts in Thousands)

Three Months Ended January 31, 2022	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$1,951,422	$732,514	$292,884	$71,897	$3,048,717
Revenue less cost of goods sold (excluding depreciation and amortization)	$237,873	$234,064	$169,773	$22,785	$664,495
	12.2%	32.0%	58.0%	31.7%	21.8%
Fuel gallons	621,770

Three Months Ended January 31, 2021	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$1,100,875	$624,465	$264,018	$18,670	$2,008,028
Revenue less cost of goods sold (excluding depreciation and amortization)	$170,399	$191,502	$159,988	$18,292	$540,181
	15.5%	30.7%	60.6%	98.0%	26.9%
Fuel gallons	518,408

Total revenue for the third quarter of fiscal 2022 increased by $1,040,689 (51.8%) over the comparable period in fiscal 2021. Retail fuel sales increased by $850,547 (77.3%) as the average retail price per gallon increased 47.8%, and the number of gallons sold increased by 103,362 (19.9%). During this same period, retail sales of grocery and general merchandise increased by $108,049 (17.3%), due to operating 202 more stores than a year ago and strong sales of packaged beverages, salty snacks, and candy. Prepared food and dispensed beverage sales increased by $28,866 (10.9%), due to operating 202 more stores than a year ago, increased sales of pizza slices, and the breakfast menu relaunch. Total prepared food and dispensed beverage sales increased less than grocery and general merchandise and fuel, due to timing of kitchen installations in recently acquired stores.

The other revenue category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition, we acquired a dealer network of 81 stores where Casey’s manages fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the other category and is presented gross of applicable costs. Other revenues increased $53,227 (285.1%) for the third quarter of fiscal 2022 compared to the prior year, driven primarily by activity related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 21.8% of revenue for the third quarter of fiscal 2022, compared to 26.9% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.2% of fuel revenue during the third quarter of fiscal 2022, compared to 15.5% in the third quarter of the prior year, largely attributable to higher average retail price of fuel per gallon. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon was 38.3 cents in the third quarter of fiscal 2022, compared to 32.9 cents for the comparable period in the prior year.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 32.0% of revenue, from 30.7% of revenue for the comparable period in the prior year. The current year percentage was positively impacted by the private label program, procurement initiatives, and price increases, offset by inflationary pressures. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 58.0% of revenue, compared to 60.6% of revenue for the comparable period in the prior year, primarily due to cost increases for ingredients and pizza toppings, offset by menu price increases.
Operating expenses increased $76,549 (18.5%) in the third quarter of fiscal 2022 from the comparable period in the prior year. Approximately 9% of the increase is due to operating 202 more stores than prior year. Additionally, approximately 4% of the increase is due to same-store employee expenses, offset by a 2% reduction in store hours. Finally, approximately 2% of the change is due to an increase in same-store credit card fees from higher retail fuel prices and higher sales volume and 2% is due to incentive compensation.
Depreciation and amortization expense increased by 15.9% to $75,529 in the third quarter of fiscal 2022 from $65,185. The increase was primarily due to operating 202 more stores than a year ago and capital expenditures during the previous twelve months.
Interest expense increased by $2,962 (25.8%), primarily attributable to the $450,000 draws on the Term Loan Facilities to fund the acquisition of Buchanan Energy and in-part, the 40 stores from Pilot Corporation.
The effective tax rate increased to 23.4% in the third quarter of fiscal 2022 compared to 21.3% in the same period of fiscal 2021. The increase in the effective tax rate was primarily due to a decrease in favorable permanent differences.
Net income increased by $25,397 (65.7%) to $64,024 from $38,627 in the comparable period in the prior year. The increase in net income was primarily attributable to increased fuel and merchandise contribution from improved guest traffic, offset by higher operating expenses and depreciation driven primarily from operating 202 more stores than a year ago, higher wage rates, and an increase in credit card fees.

Nine Months Ended January 31, 2022 Compared to
Nine Months Ended January 31, 2021
(Dollars and Amounts in Thousands)

Nine Months Ended January 31, 2022	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$5,967,408	2,397,483	910,828	217,933	9,493,652
Revenue less cost of goods sold (excluding depreciation and amortization)	704,231	785,412	545,377	70,952	2,105,972
	11.8%	32.8%	59.9%	32.6%	22.2%
Fuel gallons	1,958,061

Nine Months Ended January 31, 2021	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$3,380,348	$2,074,552	$823,605	$50,449	$6,328,954
Revenue less cost of goods sold (excluding depreciation and amortization)	$584,584	$666,093	$495,297	$49,470	$1,795,444
	17.3%	32.1%	60.1%	98.1%	28.4%
Fuel gallons	1,645,497
Total revenue for the first nine months of fiscal 2022 increased by $3,164,698 (50.0%) over the comparable period in fiscal 2021. Retail fuel sales increased by $2,587,060 (76.5%) as the average retail price per gallon increased 48.4%, and the number of gallons sold increased 312,564 (19.0%). During this same period, retail sales of grocery and general merchandise increased by $322,931 (15.6%) due to operating 202 more stores than a year ago and strong sales of packaged beverages, salty snacks, meat snacks, and candy. Prepared food and dispensed beverage sales increased by $87,223 (10.6%), due to operating 202 more stores than a year ago, increased sales of pizza slices, and the breakfast menu relaunch. Total prepared food and dispensed beverage sales increased less than grocery and general merchandise and fuel, due to timing of kitchen installations in recently acquired stores.
The other revenue category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition, we acquired a dealer network of 81 stores where Casey’s manages fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the other category and is presented gross of applicable costs. These revenues increased $167,484 (332.0%) through the third quarter of fiscal 2022 compared to the prior year, driven primarily by activity related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.2% of revenue for the first nine months of fiscal 2022, compared to 28.4% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 11.8% of fuel revenue for the first nine months of fiscal 2022 compared to 17.3% for the first nine months of the prior year, largely attributable to higher average retail price of fuel per gallon. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon was 36.0 cents for the first nine months of fiscal 2022 compared to 35.5 cents in the prior year.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 32.8% of grocery and general merchandise revenue, compared to 32.1% in the prior year. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was positively impacted by mix shift, including gaining market share on the private label program, procurement initiatives, and price increases, offset by inflationary pressures. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 59.9% of revenue, compared to 60.1% in the prior year, primarily due to inflationary pressures, offset by a resurgence in pizza slices, procurement initiatives, and menu price increases.
Operating expenses increased by $259,685 (21.4%) in the first nine months of fiscal 2022 from the comparable period in the prior year. Approximately 9% of the increase is due to operating 202 more stores than the prior year. Additionally, approximately 5% of the increase is due to same-store employee expenses, with 4% of that from higher wage rates and 1% from labor hours normalizing after significant cuts in the prior year. Finally, approximately 2% of the change is due to an increase in same-store credit card fees from higher retail fuel prices and higher sales volume.
Depreciation and amortization expense increased 15.6% to $225,675 for the first nine months of fiscal 2022 from $195,299 for the comparable period in the prior year. The increase was primarily due to operating 202 more stores than a year ago and capital expenditures during the previous twelve months.
Interest expense increased by $6,171 (17.4%), primarily attributable to the $450,000 draws on the Term Loan Facilities to fund the acquisition of Buchanan Energy and in-part, the 40 stores from Pilot Corporation. Additionally, the amount of interest capitalized during the year has decreased by approximately $2,018, as our current year store growth has primarily been through acquisition, as opposed to new store builds.
The effective tax rate increased to 23.9% in the first nine months of fiscal year 2022 compared to 23.3% in the same period of fiscal year 2021. The increase in the effective tax rate was driven by a one-time expense to update the state deferred tax rate following the Buchanan Energy transaction.
Net income increased by $8,812 (3.2%) to $280,014 from $271,202 in the prior year. The increase in net income was primarily attributable to increased fuel and merchandise contribution from improved guest traffic, offset by higher operating expenses and depreciation driven primarily from operating 202 more stores than a year ago, an increase in store hours, higher wage rates, and an increase in credit card fees.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2022 and 2021:

	Three months ended		Nine months ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Net income	$64,024	$38,627	$280,014	$271,202
Interest, net	14,431	11,469	41,681	35,510
Federal and state income taxes	19,514	10,452	88,033	82,549
Depreciation and amortization	75,529	65,185	225,675	195,299
EBITDA	$173,498	$125,733	$635,403	$584,560
Loss (gain) on disposal of assets and impairment charges	838	1,649	(869)	3,808
Adjusted EBITDA	$174,336	$127,382	$634,534	$588,368

For the three months ended January 31, 2022, EBITDA and Adjusted EBITDA increased 38.0% and 36.9%, respectively, when compared to the same period a year ago. For the nine months ended January 31, 2022, EBITDA increased 8.7% and Adjusted EBITDA increased 7.8%, compared to the same period a year ago. The increases in EBITDA and Adjusted EBITDA are primarily attributable to increased fuel and merchandise contribution from improved guest traffic, offset by higher operating expenses driven primarily from operating 202 more stores than a year ago, higher wage rates, and an increase in credit card fees.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2021, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2022.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2022, the Company’s ratio of current assets to current liabilities was 0.84 to 1. The ratio at January 31, 2021 and April 30, 2021 was 1.28 to 1 and 1.18 to 1, respectively. The decrease in the ratio from the prior year is partially attributable to a decrease in cash and cash equivalents associated with payments for the acquisitions of Buchanan Energy, 48 stores from Circle K and 40 stores from Pilot, offset by an increase in inventory due to operating 202 more stores than a year ago and higher fuel pricing. Additionally, current liabilities have increased partially related to accounts payable, due to increasing store count, as well as an effort to better utilize available payment terms. Additionally, current maturities of long-term debt and finance lease obligations increased by $89,341 from April 30, 2021 due to $20,000 in upcoming installments due on the Series A and Series B notes, as well as $22,500 of contractual obligations and $45,000 of principal payments expected to be made early on the Term Loan Facilities.
Management believes that the Bank Line of $25,000 and the Revolving Facility of $450,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations decreased $126,538 (19.1%) in the nine months ended January 31, 2022 from the comparable period in the prior year, due to changes in accounts payable. Cash used in investing in the nine months ended January 31, 2022 increased $801,041 over prior year, due primarily to cash paid for the acquisition of Buchanan Energy for $571,725, 48 Circle K stores for $41,416, and 40 Pilot stores for $226,529, net of cash acquired. For additional discussion, refer to Note 6 in the condensed consolidated financial statements. Cash provided by financing increased $467,284, primarily due to the $450,000 draws on the Term Loan Facilities, also discussed in Note 4 and Note 6.
Purchases of property and equipment and payments for acquisitions of businesses typically represent the largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2022, the Company expended $1,091,579, compared to $268,857 for the comparable period in the prior year related to these activities. The increase from the prior year is due to the Buchanan Energy, Circle K, and Pilot acquisitions.
As of January 31, 2022, the Company had long-term debt consisting of:

Finance lease liabilities	72,176
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate Term Loan Facilities, requiring quarterly installments ending January 6, 2026	438,750
Less debt issuance costs	(3,182)
1,857,744
Less current maturities	(91,695)
1,766,049
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and certain long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We believe an immediate 100-basis-point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2022 would have not have a material effect on pretax earnings.
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

We acquired Buchanan Energy, owner of Bucky’s Convenience Stores on May 13, 2021 and its total assets and revenues constituted approximately 12% and 7%, respectively, of the Company's consolidated total assets and revenues as shown on our condensed consolidated financial statements as of and for the nine months ended January 31, 2022. We will exclude Buchanan Energy's control over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company's controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors

    There have been no material changes in our “risk factors” from those previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter
November 1 -November 30, 2021	—	$—	—	$300,000,000
December 1 - December 31, 2021	—	—	—	300,000,000
January 1 - January 31, 2022	—	—	—	300,000,000
Total	—	$—	—	$300,000,000
    On March 7, 2018, the Company announced a share repurchase program, whereby the Company was authorized to repurchase up to an aggregate of $300 million of the Company’s outstanding common stock (the "Existing Repurchase Program"). No repurchases have been made under the Existing Repurchase Program and it was set to expire on April 30, 2022. On, and effective as of, March 3, 2022, the Board authorized an extension and expansion of the Existing Repurchase Program by $100 million, for a total amount of up to $400 million, exclusive of fees, commissions or other expenses, under which the Company may repurchase its outstanding common stock from time-to-time (the "Updated Repurchase Program"); the Updated Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Updated Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Updated Repurchase Program can be suspended or discontinued at any time.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2a	Sixth-Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 8-K filed December 7, 2020)
10.1	Amendment No. 4 to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8 K filed December 16, 2021)
10.2*	Restricted Stock Units Agreement (Make-Whole Award to Katrina S. Lindsey)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 8, 2022	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)