Form 10-K
period 2022-04-30
CASEYS GENERAL STORES INC
filed 2022-06-24
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2021, was approximately $7.1 billion based on the closing sales price ($191.54 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 13, 2022
Common Stock, no par value per share	37,188,314 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2022.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
As of April 30, 2022, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and “Casey’s General Store" (collectively, with the stores below referenced as "GoodStop" or "Bucky's", referred to as "Casey's" or the "Company") throughout 16 states, primarily in Iowa, Missouri, and Illinois. All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of April 30, 2022, 212 store locations offered car washes. In addition, all but four offer fuel for sale on a self-service basis.
During the fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, these locations typically do not have a kitchen and have limited prepared food offerings. As of April 30, 2022, 46 stores operate under the "GoodStop" brand.
The Company is also temporarily operating certain locations acquired from Buchanan Energy during the fiscal year under the name, "Bucky's." The Company is in the process of transitioning all "Bucky's" locations to either the "Casey's" or "GoodStop" brand. These locations typically have similar offerings to the “Casey’s” branded stores. The Company also operates two stores selling primarily tobacco and nicotine products, one liquor-only store, and one grocery store.
The Company acquired a dealer network from Buchanan Energy during the 2022 fiscal year. As of April 30, 2022, there were 76 dealer locations where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count in the paragraph below.
On April 30, 2022, there were a total of 2,452 stores in operation. There were 21 stores newly constructed in fiscal 2022, and we closed 20 stores in fiscal 2022. We also acquired 207 stores in fiscal 2022; 204 of those stores were opened in fiscal 2022, and 3 will be opened during the 2023 fiscal year. Finally, we opened 4 stores purchased in the prior year.
Approximately 51% of all stores in the Company were opened in areas with populations of fewer than 5,000 persons, while approximately 25% of our stores were opened in communities with populations of more than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
The Company operates three distribution centers - in Ankeny, Iowa adjacent, to our corporate headquarters, which we refer to as our Store Support Center, in Terre Haute, Indiana and in Joplin, Missouri - from which certain grocery and general merchandise items are supplied to our stores, primarily by our Company-operated delivery fleet. The Company also self-distributes the majority of fuel to our stores. The Company has a fleet of 365 tractors used for grocery and fuel distribution.
Our fiscal year runs from May 1 through April 30 of each year.
The Company’s internet address is www.caseys.com. We make available through our website all of our SEC filings, including current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports, free of charge as soon as reasonably practicable after they have been electronically filed with the SEC. Additionally, you can go to our website to read our Financial Code of Ethics for the CEO and Senior Financial Officers, Corporate Governance Guidelines, Code of Business Conduct and Ethics, and committee charters. In the event of a waiver to the Code of Business Conduct and Ethics, any required disclosure will be posted to our website.
Casey’s, with its principal business office, and Store Support Center located at One SE Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967.
General
Casey's corporate purpose is to make the lives of our guests and communities better every day. Many of the smaller communities in which we operate often are not served by national-chain convenience stores. We have succeeded in operating stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these same offerings. We currently own most of our real estate, including substantially all of our stores, all three distribution centers (see discussion of ownership structure of the distribution center in Joplin, Missouri in Note 7), a construction and support services facility located in Ankeny, Iowa, and the Store Support Center facility.

The Company derives its revenue primarily from the retail sale of fuel and the products offered in our stores. Our sales historically have been strongest during the first and second fiscal quarters (May through October) relative to the third and fourth fiscal quarters (November through April). In warmer weather, guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks, and ice.
Corporate Subsidiaries
Casey's Marketing Company ("CMC") and Casey's Services Company ("CSC") were organized as Iowa corporations in March 1995. Casey’s Retail Company ("CRC") was organized as an Iowa corporation in April 2004. CGS Stores, LLC was organized as an Iowa limited liability company in April 2019. Heartland Property Company, LLC was organized as a Delaware limited liability company in September 2019. CMC, CSC, and CRC are wholly-owned subsidiaries of Casey’s, while CGS Stores, LLC and Heartland Property Company, LLC are wholly-owned subsidiaries of CMC.
In addition, the acquisition of Buchanan Energy during the fiscal year (see Note 2 to the consolidated financial statement) resulted in the addition of several subsidiaries to the Company’s corporate structure, including Bucks, LLC, a Nebraska limited liability company, Buchanan Energy (N), LLC and Buchanan Energy (S), LLC, each Delaware limited liability companies, Buck’s, LLC of Collinsville, an Illinois limited liability company, and C.T. Jewell Company, Inc., a Nebraska corporation. However, the Company is in the process of merging these subsidiaries into the applicable Company legacy entities, described above.
CRC owns and/or operates certain stores in Illinois, Kansas, Minnesota, Nebraska, North Dakota, South Dakota and Michigan, holds the rights to the Company's trademarks, service marks, trade names, and other intellectual property, and performs most “corporate” functions of the enterprise. CMC owns and/or operates stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, and Wisconsin, and is responsible for all of our wholesale operations, including all three distribution centers and management of the wholesale fuel network. CGS Stores, LLC owns and/or operates stores in Tennessee. Bucks, LLC owns and/or operates certain of the acquired Bucky’s locations in Iowa, Illinois, Missouri and Nebraska, and Buchanan Energy (N), LLC and Buchanan Energy (S), LLC own and/or operate certain of such stores in Illinois. CSC provides a variety of construction, maintenance and transportation services for all stores.
Store Operations
Products Offered
The Company designs, develops and delivers value to its guests through a differentiated product assortment where the right products are optimally placed, priced and promoted to drive traffic, revenue and profit. It is our practice to continually make additions to the Company’s product line, especially products with higher gross profit margins such as prepared food and our new private label offerings, described below. To facilitate many of these items, we have installed full kitchens in almost all of our stores, other than those branded as “GoodStop”.
The Company's flagship product is its handmade pizza, which we began preparing and selling in 1984. It was available in 2,332 stores (95.1%) as of April 30, 2022. In addition, we have expanded our prepared food offerings, which currently includes made to order cheesy breadsticks, sandwiches and wraps, chicken wings, chicken tenders, breakfast croissants and biscuits, breakfast pizza, breakfast burritos, hash browns, burgers, and other seasonal items. Of note, during the fiscal year, the Company launched a new lineup of breakfast items, including new bacon and egg croissants, new loaded breakfast burritos, and a breakfast handheld called the “Toastwich.” The rollout of the new breakfast menu was accompanied by the installation of bean-to-cup coffee machines across the bulk of the Company's footprint. Finally, as of April 30, 2022, the Company was selling donuts in 2,350 (95.8%) of our stores in addition to cookies, brownies, and other bakery items.
The growth in our prepared food program reflects the Company’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 40% of our total revenue, but they have resulted in approximately 68% of our revenue less cost of goods sold (excluding depreciation and amortization). Revenue less cost of goods sold (excluding depreciation and amortization) as a percentage of revenue on prepared food items averaged approximately 60% for the three fiscal years ended April 30, 2022—substantially higher than the impact of retail sales of fuel, which averaged approximately 12%.
Each Casey’s store typically carries over 3,000 food and non-food items. The selection is a blend of differentiated private label products (which now includes over 250 items and as of April 30, 2022), as well as favored national and regional brands, many of which can be found in larger format stores. Our assortment includes product across the following categories:
•non-alcoholic beverages (soft drinks, energy, water, sports drinks, juices, coffee, tea & dairy)
•alcoholic beverages (beer, wine and spirits)
•packaged foods (snacks, candy, packaged bakery & other food items)
•tobacco & nicotine products

•frozen foods (ice, ice cream, meals & appetizers)
•non-foods (health & beauty aids, automotive, electronic accessories, housewares and pet supplies)
•services (lotto/lottery & prepaid cards)
All but four stores offer retail motor fuel products for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name at the majority of our locations.
The Company offers the Casey's Rewards program to bring value to guests and improve the digital guest experience. As part of this program, guests can earn points from online, in-store, or at the pump purchases. Points earned can be redeemed for donations to a local school of the guest's choice, fuel discounts, or Casey's Cash, which can be used on most products. The Rewards program is delivered through Casey’s mobile application. In addition to earning points, guests receive other program benefits such as special offers, bonus points, as well as getting a free large pizza after purchasing 10 large pizzas. In early May 2022, the Company surpassed 5 million members enrolled in the program.
Store Design
Casey’s constructs stores that are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The current larger store design measures approximately 2,450 square feet devoted to sales area, 550 square feet to kitchen space, 400 square feet to storage, and 2 large multi-stall public restrooms. There is also a smaller store design that is generally designated for smaller communities that measures approximately 1,350 square feet devoted to sales area with the remaining areas similar in size, and 2 single user restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 8 islands of fuel dispensers and storage tanks with capacity for 60,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of guest traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all locations feature a bright sign which displays the Casey’s or GoodStop name and trade/service marks.
Almost all stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate guest traffic patterns. As of April 30, 2022, we operated 551 stores on a 24-hour basis, and another 1,694 have expanded hours. Store hours have continued to shift back to pre-COVID 19 levels, as we temporarily reduced hours at many locations in response to the pandemic.
Store Locations
The Company historically has located many of its stores in smaller towns not served by national-chain convenience stores. It believes that a Casey’s store provides a service generally not otherwise available in smaller towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store-site selection criteria emphasize the population of the immediate area and daily highway traffic volume.
Retail Fuel Operations
Retail fuel sales are an important part of our revenue and earnings. Approximately 64% of total revenue for the year ended April 30, 2022 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) retail fuel sales for the last three fiscal years ended April 30:

	Year ended April 30,
	2022	2021	2020
Number of gallons sold	2,579,179	2,180,772	2,293,609
Total retail fuel sales	$8,312,038	$4,825,466	$5,517,412
Percentage of total revenue	64.2%	55.4%	60.1%
Percentage of revenue less cost of goods sold (excluding depreciation and amortization and credit card fees)	11.2%	15.8%	11.1%
Average retail price per gallon	$3.22	$2.21	$2.41
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees)	36.01 ¢	34.91 ¢	26.81 ¢
Average number of gallons sold per store*	1,047	981	1,055

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Average retail prices of fuel during the year increased 45.7% from prior year. Fuel prices have recently reached record highs due to overall supply issues, as refiners cut production levels in response to a slowing economy during the COVID-19 pandemic and Russia's invasion of Ukraine resulted in a United States ban of Russian crude oil imports. Regardless, with the

Company's centralized fuel team and the procurement improvements implemented, we believe we are well positioned to navigate any potential future fuel price volatility.
The total number of gallons sold during this period increased by 18.3%. Gallons sold were positively impacted by a growing store count as we operate 209 more stores than the prior year and increasing store traffic. Average revenue less cost of goods sold (excluding depreciation and amortization and credit card fees) per gallon increased by 3.2%. Our centralized fuel team, coupled with fuel procurement improvements, continues to grow profitability and has been instrumental in sustaining higher than normal average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees).
Percentage of revenue less cost of goods sold (excluding depreciation and amortization and credit card fees) represents the fuel gross profit divided by the gross fuel sales dollars. As retail fuel prices fluctuate in a period of consistent gross margin per gallon, the percentage will also fluctuate in an inverse relationship to fuel price. For additional information concerning the Company’s fuel operations, see Item 7, below.
Distribution and Wholesale Arrangements
CMC supplies all stores with groceries, food, health and beauty aids, and general merchandise from our three distribution centers. The stores place orders for merchandise electronically to the Store Support Center, and the orders are filled with shipments in Company-operated delivery trucks from one of the distribution centers, based on route optimization for the fleet network. Most of our existing and proposed stores are within the three distribution centers' optimum efficiency range—a radius of approximately 500 miles around each distribution center.
In fiscal 2022, a majority of the food and nonfood items supplied to stores through the distribution centers were purchased directly from manufacturers. While we consider long-term contracts for potential favorability against short-term contracts, long-term supply contracts are not typically entered into with the suppliers of products sold by our stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
In addition to the products discussed above, CMC supplies the majority of fuel to our stores. We have entered into various purchase agreements related to our fuel supply, which include varying volume commitments. Prices included in the purchase agreements are indexed to market prices. Additionally, during the fiscal year we acquired a fuel wholesale network from Buchanan Energy. As part of the dealer network, the Company procures and provides fuel on a wholesale basis to 76 locations.
Human Capital
Our employees, who we refer to as Team Members, are critical to our business operations and the success of the Company. As of April 30, 2022, we had 20,451 full-time, and 22,030 part-time, Team Members. Approximately 40,032 are store Team Members, approximately 263 are field management and related Team Members, approximately 555 work in and support our three distribution centers, approximately 470 are fuel or grocery drivers and approximately 1,161 work out of the Store Support Center, or perform Store Support Center functions which support the organization.
During the 2022 fiscal year, the Company held two large-scale hiring events to support its store footprint, each of which was designed to hire up to 5,000 Team Members. These events led to a significant addition of talent to our store Team Member base in an ever-challenging and competitive labor environment.
We are not a party to any collective bargaining agreements with our Team Members and believe the working relationship with our Team Members is good.
Core Values
During the 2022 fiscal year, the Company unveiled its new core values to its Team Members, as part of its evolution to build a culture of commitment – Casey’s CARES:
C – Commitment: We work hard to be the best and have a good time doing it.
A – Authenticity: We’re true to our roots by being high integrity and low ego.
R – Respect: We treat people the way they want to be treated.
E – Evolving: We’re driven to build a better future for ourselves and for our business.
S – Service: We put service first and take pride in caring for our guests, our communities, and each other.
We believe these core values serve as a solid foundation for how we treat our Team Members, how they treat one another and how we operate our business as a whole.
Total Rewards

We believe that the future success of the Company depends in large part on our ability to attract, train, retain, and motivate qualified Team Members. As such, we are committed to providing market-competitive pay and benefits for all positions and offer performance-based compensation opportunities to a large portion of our full-time Team Member base. In addition, the Company offers a 401(k) plan to eligible Team Members, with a generous 6% match made in the form of Company stock, and all full-time and part-time associates are eligible for competitive health and welfare benefits, including medical, dental, vision, disability, life insurance and other benefits. In addition, during the 2022 fiscal year, we enhanced our already competitive benefits offerings to include paid bonding leave, a new college tuition discount program with certain higher-education partners, and launched the Casey's Team Support Fund, which is designed to help team members facing financial hardships due to catastrophic circumstances.
Diversity and Inclusion
The Company is committed to building a diverse and inclusive workforce across the organization, which it believes is set by example with its Board of Directors and extended leadership team. The Board consists of twelve members, five (or 42%) of which are diverse as to gender, and three (or 25%) of which are diverse to race and/or ethnicity. The extended leadership team, which includes all of our Vice-President level executives and above, consists of thirty-two members, almost 60% of which are diverse as to gender, race and/or ethnicity. Across our entire Team Member base, 60% of our Team Members are female and 15% are diverse as to race and/or ethnicity. In addition, we have a strict Anti Harassment and Discrimination Policy of which all Team Members are trained and expected to follow and we have several mechanisms, including an Ethics and Compliance Hotline, under which Team Members and guests can report incidents confidentially or anonymously and without fear of retaliation. During the 2022 fiscal year, the Company also established a formal Diversity, Equity and Inclusion Committee to enhance its already strong culture of belonging and empowerment for all Team Members.
Education and Training
The Company, including its established Learning and Development Department, which serves all levels of the organization, invests significant time and resources in educating and training Team Members by providing them with educational, development and leadership opportunities. These opportunities are provided through a mix of formal onboarding training, safety training, in-person classes, virtual modules and “on-the-job” learning. For example, through its virtual modules, the Company offers over 200 hours of educational opportunities through over 400 classes, for which there were over 1.5 million enrollments during the 2022 fiscal year. In addition, the Company has a formal leadership development program – our Leadership Excellence Certification – which seeks to provide Team Members across the organization with skills necessary for leading their teams and advancing in their careers at the Company. To date, the Company has had nearly 200 Team Members certified through this program.
Competition
Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company are generally available from various competitors in the communities served by Casey’s and by certain online retailers. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores, similar retail outlets, and, to a lesser extent, prepared food outlets, restaurants, and expanded fuel stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, quick serve restaurants, expanded fuel stations, supermarkets, discount food stores, and traditional convenience stores.
In addition to our inside store products, the fuel business is also highly competitive. The Company competes on the basis of brand, price, and convenience of our fuel products. We believe our locations in smaller towns are well-positioned. Similar to inside, stores compete with larger store chains with expanded fuel offerings and increased buying power in more heavily populated communities.
Examples of convenience store chains competing in the larger towns served by Casey’s include Quik Trip, Kwik Trip, Kum & Go, and other regional chains. These competitive factors are discussed further in Item 7 of this Form 10-K.
Trademarks and Service Marks
The Company regularly evaluates its portfolio of intellectual property and takes steps to review potential new trademarks and service marks and to renew existing marks. The names "Casey’s", “Casey’s General Store”, and "GoodStop (by Casey's)", the marks consisting of the Casey’s design logos (with the words “Casey’s” and “Casey’s General Store”), the weather vane, and certain of our private label product names, are registered trademarks and service marks under federal law. We believe these marks are of material importance in promoting and advertising the Company’s business. In addition, the Company has a number of other registered and unregistered trademarks and service marks that are significant to the Company from an operational and branding perspective (e.g. "Casey’s Pizza", "Casey's Here for Good", “Casey’s Rewards”, “Casey’s Cash”, "GoodStop (by Casey's)" etc.).

Government Regulation (dollars in thousands)
Underground Storage Tanks
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
The majority of states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2022 and 2021, we spent approximately $577 and $849, respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2022, we had an accrued liability of $274 for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.
Age Restricted Products
Almost all of our stores sell a variety age-restricted products, which may include beer, liquor, tobacco and other nicotine products. The sale of these products are subject to significant regulations and require the Company to procure special sales licenses from local and/or state agencies, which govern their sale. While the costs to procure such licenses is not material, the failure to comply with the conditions of the licenses, or other age-restricted products laws, could result in the suspension or revocation of such licenses, or fines related thereto. In addition to these products, the Company is also subject to rules governing lottery and lotto sales as determined by state lottery commissions in each state in which we make such sales.

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
Risks Related to Our Business Operations
Our business and our reputation could be adversely affected by a cyber or data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy.
In the normal course of our business, we obtain, are provided and have access to large amounts of personal data, including but not limited to credit and debit card information, personally identifiable information and other data from and about our guests, Team Members, and suppliers. While we invest significant resources in the protection of such data and information, our IT systems, and incident response programs, and maintain what we believe are adequate security controls, a compromise or a breach in our systems, or another data security or privacy incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, or other internal or external cyber or data security threats, including but not limited to viruses, denial-of-service attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions, could nonetheless occur and have a material adverse effect on our operations and ability to operate, reputation, operating results and financial condition. In addition, similar events at vendors, third-party service providers or other market participants, whether or not we are directly impacted, could negatively affect our business and supply chain or lead to a general loss of guest confidence, which could result in reduced guest traffic and sales.
A data security or privacy incident of any kind could expose us to risk in terms of the loss, unauthorized release, disclosure or acquisition of sensitive guest, Team Member or supplier data, and could result in litigation or other regulatory action being brought against us and damages, monetary and other claims made by or on behalf of the payment card brands, guests, Team Members, shareholders, financial institutions and governmental agencies, or monetary demands or other extortion attempts from cybercriminals. Such events could give rise to substantial monetary damages and/or losses which are not covered, or in some instances fully covered, by our insurance policies and which could adversely affect our reputation, results of operations, financial condition and liquidity. Moreover, a data security or privacy incident could require that we expend significant additional resources on mitigation efforts and to further upgrade the security and other measures that we employ to guard against, and respond to, such incidents.
Food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation.
Instances or reports of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, transportation, storage, preparation or service, have in the past significantly damaged the reputations and impacted the sales of companies in the food processing, grocery, quick service and “fast casual” restaurant sectors, and could affect us as well. Any instances of, or reports linking us to, food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brand and severely hurt sales of our prepared or other food products and possibly lead to product liability and personal injury claims, litigation (including class actions), government agency investigations and damages. In addition, guest preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of our products, which could damage our reputation and cause a decline in demand for those products and adversely impact our sales. In addition, we rely on our suppliers to provide quality ingredients and to comply with applicable food and food safety laws and industry standards. A failure of one of our suppliers to comply with such laws, to meet our quality standards, or to meet food industry standards, could also disrupt our supply chain, damage our reputation and adversely impact our sales.
Pandemics or disease outbreaks, such as COVID-19, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results.
Pandemics or disease outbreaks such as COVID-19 and its variants (collectively, “COVID-19”) have had, and may continue to have, adverse impacts on the Company’s business. These include, but are not limited to, decreased store traffic and changed guest behavior, decreased demand for our fuel, prepared food and other convenience offerings, decreased or slowed unit/store growth, issues with our supply chain including difficulties delivering products to our stores and obtaining certain items sold at our stores, issues with respect to our Team Members’ health, working hours and/or ability to perform their duties, and increased costs to the Company in response to these conditions and to protect the health and safety of our Team Members and guests.
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
We rely on our distribution and transportation network, which includes our drivers and distribution center Team Members, and the networks of our vendors and direct store delivery partners, to provide products to our distribution centers and stores in a timely and cost-effective manner. Any disruption, unanticipated or unusual expense or operational failure related to this process, including our inability, or that of our delivery partners, to hire and/or retain enough qualified drivers and distribution center Team Members to meet demand, could affect our store operations negatively.
We also depend on regular deliveries of products to and from our facilities and stores that meet our specifications. In addition, we may have a single supplier or limited number of suppliers for certain products. While we believe there are adequate reserve quantities and alternative suppliers available, shortages or interruptions in the receipt or supply of products caused by unanticipated or changing demand, such as has occurred as a result of and during the duration of the COVID-19 pandemic, problems in production or distribution, financial or other difficulties of suppliers, inclement weather or other economic conditions, including the availability of qualified drivers and distribution center Team Members, again as had occurred as a result of the COVID-19 pandemic and has continued as a result of it and other macroeconomic factors, could adversely affect the availability, quality and cost of products, and our operating results.
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
We also rely on our ability to recruit, hire and retain qualified drivers, distribution center Team Members, field management and store Team Members. Recent difficulties and shortages in the general labor market for such individuals, in particular hourly Team Members and drivers, and the failure to continue to attract and retain these individuals, especially at reasonable compensation levels in the current rising wage environment, could have a material adverse effect on the operation of individual stores, distribution network, our business and results of operations.
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
We are increasingly dependent on our information technology (IT) systems, and a large number of third-party software providers and platforms, to manage and operate numerous aspects of our business, develop our financial statements, provide analytical information to management and serve as a platform for our business continuity plan. Our IT systems, and the software and other technology platforms provided by our vendors, are an essential component of our business operations and growth strategies, and a serious disruption to any of these could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption, computer system and network failures, loss of telecommunications services, physical and electronic loss of, or loss of access to, data and information, security breaches or other security incidents, computer viruses or attacks and obsolescence. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.
Increased credit card expenses could lead to higher operating expenses and other costs for the Company.
A significant percentage of our sales are made with the use of credit cards. Because the interchange and other fees we pay when credit cards are used to make purchases, which the Company has little control over, are based on transaction amounts, higher fuel prices at the pump, including record fuel prices that were seen at the end of our 2022 fiscal year and beyond, higher gallon movement and other increases in price and sales directly result in higher credit card expenses. These additional fees directly increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2022, 2021, and 2020, were approximately $203 million, $147 million, and $145 million, respectively.
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

The scope and nature of our operations present a variety of operational hazards and risks that must be managed through continual oversight and control. As protection against hazards and risks, we maintain insurance against many, but not all, potential losses or liabilities arising from such risks. Uninsured or underinsured losses and liabilities from operating risks could reduce the funds available to us for capital and investment spending and could have a material adverse impact on the results of operations.
The dangers inherent in the storage and transport of fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities.
We store fuel in storage tanks at our retail locations. Additionally, a significant portion of fuel is transported in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.
Consumer or other litigation could adversely affect our financial condition and results of operations.
Our retail operations are characterized by a high volume of guest traffic and by transactions involving a wide array of product selections, including prepared food. Retail operations, and in particular our distribution and food-related operations, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to personal injury, food safety, product liability, accessibility, data security and privacy and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected.
Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry, industry-specific business practices or other operational matters, including wage-and-hour and other employment related individual and class-action claims. Our defense costs and any resulting damage awards or settlement amounts may be significant and not be covered, or in some instances fully covered, by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.
Covenants in our senior notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests. Failure to comply with these requirements could have a material impact to us.
We are required to comply with certain financial and non-financial covenants under our existing senior notes and credit facility agreements. A breach of any covenant, even if unintentional, could result in a default under such agreements, which could, if not timely cured, permit lenders to declare all amounts outstanding to be immediately due and payable, and to terminate such instruments, which in turn could have a material adverse effect on our business, liquidity, financial condition and results of operation.
Risks Related to Governmental Actions, Regulations, and Oversight
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including but not limited to state and federal income taxes, indirect taxes (excise, sales/use, and gross receipts taxes), payroll taxes, property taxes, and tobacco taxes. Tax laws and regulations are dynamic and subject to change as new laws are passed, new administrations are elected and new interpretations of existing laws are issued and applied. For example, the current administration's desire to raise the federal tax rate for corporations, or to impose additional taxes or surcharges on companies in the oil and gas industries, each of which could directly result in higher taxes being incurred by the Company and which could impact the prices of important inputs to the products we sell. In addition, as the federal government and certain states face economic and other pressures, they may seek revenue in the form of additional income, sales and other taxes and related fees. These activities could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authorities. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.
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
Any appreciable increase in wages, overtime pay, or the statutory minimum salary requirements, minimum wage rate, mandatory scheduling or scheduling notification laws, or the adoption of additional mandated healthcare or paid-time-off benefits would result in an increase in our labor costs. For example, recent state-mandated minimum wage increases, along with general labor market shortages and wage pressures, have increased our operating expenses significantly. Such cost increases, or the penalties for failing to comply, could adversely affect our business, financial condition, and results of operations. State or federal lawmakers or regulators may also enact new laws or regulations applicable to us that may have a material adverse and potentially disparate impact on our business.
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
General economic and political conditions, including social and political causes and movements, higher interest rates, higher fuel and other energy costs, inflation, increases or fluctuations in commodity prices such as cheese and coffee, higher levels of unemployment, unemployment benefits and related stimulus provided as a result of the COVID-19 pandemic, higher consumer debt levels and lower consumer discretionary spending, higher tax rates and other changes in tax laws or other economic factors may affect the operations of our stores, input costs, consumer spending, buying habits and labor markets generally, and could adversely affect the costs of the products we sell in our stores, the consumer demand for such products and the labor costs of transporting, storing and selling those products. For example, the recent conflict in Ukraine has resulted in historically high oil and other commodity prices, which, coupled with a recent period of high inflation, has significantly increased the cost of fuel and other products we sell. These events and their impacts can be unpredictable, and we may not always be able to recapture these higher input costs through pricing strategies or otherwise. In addition, unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, and can cause guests to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines, and in turn have an adverse impact on our business, financial condition and results of operations.
Developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel.
Technological advances and consumer behavior in reducing fuel use, governmental mandates to improve fuel efficiency and consumer desire or regulations to lower carbon emissions could lessen the demand for our largest revenue product, petroleum-based motor fuel, which may have a material adverse effect on our business, financial condition, and results of operation. Changes in our climate, including the effects of carbon emissions in the environment, may lessen demand for fuel or lead to additional government regulation. In addition, a shift toward electric, hydrogen, natural gas or other alternative fuel-powered vehicles, including driverless motor vehicles, could fundamentally change the shopping and driving habits of our guests or lead to new forms of fueling destinations or new competitive pressures. Any of these outcomes could potentially result in fewer guest visits to our stores, decreases in sales revenue across all categories or lower profit margins, which could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable weather conditions can adversely affect our business.
The vast majority of our stores are located in the Midwest region of the United States, which is susceptible to tornadoes, thunderstorms, extended periods of rain or unseasonably cold temperatures, flooding, ice storms, and heavy snow. Inclement weather conditions could damage our facilities or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. When weather conditions are not favorable during a particular period, our operating results and cash flow from operations could be adversely affected.
The volatility of wholesale petroleum costs could adversely affect our operating results.
Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 61% of total revenue and our fuel revenue less cost of goods sold excluding depreciation and amortization accounted for approximately 32% of the total revenue less cost of goods sold excluding depreciation and amortization. Crude oil and domestic wholesale petroleum markets are currently, and in the recent past have been, marked by significant volatility, starting with the onset of the COVID-19 pandemic and its effects and more recently with the conflict in Ukraine. General political conditions, threatened or actual acts of war or terrorism, instability or other changes in oil producing regions, historically in the Middle East and South America but recently in Europe with the conflict in Ukraine, and trade, economic or other disagreements between oil producing nations, can, and recently have, significantly affected crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, severe weather events in oil producing regions, the lack of capacity at United States oil refineries or, in our case, the level of fuel contracts that we have that guarantee an uninterrupted, unlimited supply of fuel. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel and other discretionary purchases. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.
The convenience store industry is highly competitive.
The convenience store and retail fuel industries in which we operate are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with many other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, fast food outlets, and mass merchants, and a variety of other retail companies, including retail gasoline companies that have more extensive retail outlets, greater brand name recognition and more established fuel supply arrangements. Several non-traditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the retail fuel business and have obtained a share of the fuels market. Certain of these non-traditional retailers may use more extensive promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and gasoline sales. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may have a greater ability to bear the economic risks inherent in our industry and may be able to respond better to changes in the economy and new opportunities within the industry, including those related to electric vehicle charging stations. This intense competition could adversely affect our revenues and profitability and have a material adverse impact on our business and results of operations.
Risks Related to Our Growth Strategies
We may experience difficulties implementing and realizing the results of our long-term strategic plan.
In January 2020, the Company unveiled an updated, long-term/strategic plan, centered around four strategic objectives: reinvent hospitality and the guest experience; be where the guest is; best-in-class efficiencies; and, invest in our people and culture. While we have invested, and will continue to invest, significant resources in our team and in planning, development, project management, and implementation of the plan, it is possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Further, the intended results of the plan may not be realized as anticipated. Any such issues could adversely affect our operations and negatively impact our business, results of operations and financial condition.
We may not be able to identify, acquire, and integrate new properties and stores, which could adversely affect our ability to grow our business.
An important part of our growth strategy has been to purchase properties on which to build our stores, and in other instances, acquire other convenience stores that complement our existing stores or broaden our geographic presence. We expect to continue pursuing acquisition opportunities, which involve risks that could cause our actual growth or operating results to differ materially from our expectations or the expectations of securities analysts. These risks include, but are not limited to, the inability to identify and acquire suitable sites at advantageous prices; competition in targeted market areas; difficulties in obtaining favorable financing for larger acquisitions or construction projects; difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire; difficulties associated with our existing financial controls, information systems, management resources and human resources needed to support our future growth; difficulties with hiring, training and retaining skilled personnel; difficulties in adapting distribution and other operational and management systems to an expanded network of stores; difficulties in adopting, adapting to or changing the business practices, models or processes of stores or chains we acquire; difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores; difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores; the potential diversion of our management’s attention from focusing on our core business due to an increased focus on acquisitions; and, challenges associated with the consummation and integration of any future acquisition.
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
We own the Store Support Center (built in 1990) and all three distribution centers. Located on an approximately 57-acre site in Ankeny, Iowa, the Store Support Center includes office space, our first distribution center, and our fleet services maintenance center. The Store Support Center provides approximately 490,000 square feet of available space, including approximately 290,000 square feet related to the distribution center. We also own a building near the Store Support Center where our construction and support services departments operate. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 340,000 square feet of total space. In April 2021, we opened a third distribution center located in Joplin, Missouri (see Note 7 for discussion of ownership structure). The third distribution center provides approximately 300,000 square feet of total space.
On April 30, 2022, we leased a combination of land and/or building at 114 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. The Company owns the land and building at all of our other store locations. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 37,111,667 shares of common stock outstanding at April 30, 2022 had a market value of approximately $7.5 billion. On that date, there were 1,679 shareholders of record.
Common Stock Market Prices

Calendar 2020	High	Low	Calendar 2021	High	Low	Calendar 2022	High	Low
Q1	$181.99	$114.01	Q1	$221.29	$175.02	Q1	$202.50	$170.82
Q2	$174.40	$117.25	Q2	$229.18	$192.33
Q3	$183.45	$145.48	Q3	$208.19	$185.96
Q4	$196.58	$165.38	Q4	$203.72	$181.25
Dividends
We began paying cash dividends during fiscal 1991. The dividends declared in fiscal 2022 totaled $1.39 per share. The dividends declared in fiscal 2021 totaled $1.32 per share. At its June meeting, the Board of Directors declared a quarterly dividend of $0.38 per share payable August 15, 2022, to shareholders of record on August 1, 2022.
The cash dividends declared during the calendar years 2020 through 2022 were as follows:

Calendar 2020	Cash dividend declared	Calendar 2021	Cash dividend declared	Calendar 2022	Cash dividend declared
Q1	$0.320	Q1	$0.340	Q1	$0.350
Q2	0.320	Q2	0.340	Q2	0.380
Q3	0.320	Q3	0.350
Q4	0.340	Q4	0.350
	1.300		1.380
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Fourth Quarter:
February 1-28, 2022	—	$—	—	$300,000,000
March 1-31, 2022	—	—	—	400,000,000
April 1-30, 2022	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

(1)    On March 7, 2018, the Company announced a share repurchase program, whereby the Company was authorized to repurchase up to an aggregate of $300 million of the Company’s outstanding common stock (the "Prior Repurchase

Program"). No repurchases were made under the Prior Repurchase Program and it was set to expire on April 30, 2022. On, and effective as of, March 3, 2022, the Board authorized an extension and expansion of the Prior Repurchase Program by $100 million, for a total amount of up to $400 million, exclusive of fees, commissions or other expenses, under which the Company may repurchase its outstanding common stock from time-to-time (the "Updated Repurchase Program"). The Updated Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Updated Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Updated Repurchase Program can be suspended or discontinued at any time.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and gallons in thousands, except per share amounts)
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.
Overview
The Company primarily operates convenience stores under the names "Casey's" and “Casey’s General Store” throughout 16 states, primarily in Iowa, Illinois, and Missouri. On April 30, 2022, there were a total of 2,452 stores in operation. All convenience stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products and other non-food items. As of April 30, 2022, 212 store locations offered car washes. We derive our revenue from the retail sale of fuel and the products offered in our stores.
During the fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, these locations typically do not have a kitchen and have limited prepared food offerings. As of April 30, 2022, 46 stores operate under the "GoodStop" brand.
The Company is also temporarily operating certain locations acquired from Buchanan Energy during the fiscal year under the name, "Bucky's." The Company is in the process of transitioning all "Bucky's" locations to either the "Casey's" or "GoodStop" brand. These locations typically have similar offerings to the “Casey’s” branded stores. The Company also operates two stores selling primarily tobacco and nicotine products, one liquor-only store, and one grocery store.
The Company acquired a dealer network from Buchanan Energy during the 2022 fiscal year. As of April 30, 2022, there were 76 dealer locations where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's. Approximately 2% of total revenue for the year-ended April 30, 2022 relates to this dealer network.
Approximately 51% of all Casey’s were opened in areas with populations of fewer than 5,000 people, while approximately 25% of all stores were opened in communities with populations of more than 20,000 persons. CMC operates three distribution centers, through which certain grocery and general merchandise, and prepared food and dispensed beverage items, are supplied to our stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana (opened in February 2016) and Joplin, Missouri (opened in April 2021). At April 30, 2022, the Company leased the combination of land and/or building at 114 locations.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The following table represents the roll forward of store growth throughout fiscal 2022:

Store Count
Stores at April 30, 2021	2,243
New store construction	21
Acquisitions	207
Acquisitions not opened	(3)
Prior acquisitions opened	4
Closed	(20)
Stores at April 30, 2022	2,452
Acquisitions in the table above include, in part, 89 stores which were acquired from Buchanan Energy in May, 2021. The table excludes three sites that were included in the transaction, but were divested by the Company shortly after closing as part of a consent order with the Federal Trade Commission. Additionally, it includes 48 stores from the Circle K transaction that closed in June and 40 stores from the Pilot transaction that closed in December. For additional discussion, refer to Note 2 in the consolidated financial statements.
For further general descriptive information on the Company’s business and operations, see Item 1, above, which is incorporated herein by reference.
Long-Term Strategic Plan
The Company announced an updated, long-term strategic plan in January 2020 focused on four strategic objectives: reinvent hospitality and the guest experience; be where the guest is by accelerating unit growth; create capacity through best-in-class efficiencies; and, invest in our people and culture. The Company's plan is based on building on our proud heritage and distinct advantages to become more contemporary through new capabilities, technology, data, and processes. We believe this will best position the Company to address rapidly evolving shifts in consumer habits and other macro retail trends.
The Company made significant progress towards its strategic plan goals during the 2022 fiscal year. Examples include:
•Grew our store count through a number of strategic acquisitions, including 89 stores from Buchanan Energy, 48 stores from Circle K, and 40 stores from Pilot, resulting in the largest unit growth year in the Company's history
•Rolled out a successful breakfast menu relaunch with innovative new items and bean-to-cup coffee
•Expanded our private label products by over 100 items and continued to expand the program's market share, exiting the fourth quarter at 5% sales penetration of the grocery and general merchandise category
•Introduced a fuel wholesale network through the acquisition of Buchanan Energy, which is made up of 76 locations as of April 30, 2022
•Stood up new fuel technology to optimize fuel procurement efforts
•Continued to expand our digital offerings and have increased our Casey's Rewards enrollment to approximately 5 million members, an increase of 1.3 million during the fiscal year
•Improved the efficiency of our distribution network with the new distribution center in Joplin, Missouri, which opened in the prior fiscal year
COVID-19 and Related Impacts
Throughout fiscal year 2022, the Company continued to adapt to the challenges caused or contributed to by COVID-19 and its new and unpredictable variants. In general, reported COVID-19 cases across our footprint were down, although we did see a slight uptick at the end of the fiscal year. Overall, this has led to fewer staffing challenges due to illness, temporary store closures and special cleaning costs. On the other hand, the ongoing challenges included, but were not limited to, a stressed labor market, as it became increasingly challenging to find, hire and retain store Team Members. In response, the Company held two large-scale hiring events during the year, each of which led to the onboarding of a significant number of Team Members to support our stores. In addition, the Company saw increasing wage pressure, as wages across the convenience store, restaurant and retail industries in general continued to rise, which directly contributes to increased operating expenses. The Company expects to see these labor challenges continue throughout the 2023 fiscal year. COVID-19 also continues to pressure our supply chain, and the supply chains of our suppliers. While the Company has been successful in hiring and retaining drivers, some supplier networks have been challenged by a lack of drivers, which in some cases has led to delays in deliveries to our distribution centers and stores. Other supply chain challenges have included the unavailability of certain products from our suppliers, which has led to these products being out of stock or not available at all. The Company also expects these issues to continue throughout the 2023 fiscal year. Finally, the initial onset of COVID-19 in early 2020 caused a significant decrease in store traffic across our entire footprint. While store traffic has markedly increased as the economy has reopened over the past two or so years, the Company has not seen a full return to store traffic levels experienced prior to the pandemic. The Company believes this is largely contributed to the increased prevalence and acceptance across all industries of working from home, a trend which the Company expects to continue into the foreseeable future. While COVID-19 will continue to bring challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to navigate the pandemic and its impacts.
Fuel Volatility
Since the beginning of the COVID-19 pandemic, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile. Initially, at the outset of the pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the COVID-19 pandemic, prices began to modestly increase over time. More recently, during the end of the Company’s 2022 fiscal year, and continuing thereafter, oil and fuel prices have seen a quick and dramatic increase, in part, as a result of the conflict in Ukraine, as well as other macroeconomic conditions, which also directly impacts the retail price of fuel that we sell at our stores. Although the Company has not seen a material reduction in demand to-date, as the retail price of fuel increases to over four dollars, and in some instances, five dollars per gallon, it is possible that the Company may begin to see demand decline for fuel or other discretionary items it sells inside its stores. In addition, since the beginning of the COVID-19 pandemic, the Company, and the fuel industry as a whole, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees). Although this has remained relatively consistent since that time on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees) will remain elevated from pre-COVID-19 pandemic levels for the foreseeable future, it is possible that increased oil and fuel prices, rising interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's is in the early stages of developing a more robust electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increase demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. The Company has installed 114 charging stations at 25 stores, across 8 states. Our current implementation strategy is designed to selectively install charging stations in locations within our footprint where we see higher levels of consumer EV usage. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to integrate charging station options at our nearby stores.
The Company also remains committed to offering renewable fuel options at our stores. Currently, 100% of our stores offer fuel with at least 10% of blended ethanol and 44% of our stores offer biodiesel. Every new store has the capability to sell higher blended ethanol, and we aim to continue growing sales of renewable fuels throughout our footprint. At the end of the 2022 fiscal year, the Biden administration announced plans for an emergency waiver to allow the sale of gasoline blended with 15% ethanol during the summer period and as a result, we expect to see an increase in the sales volumes of ethanol blended fuels compared to what we would generally expect during this period.
Fiscal 2022 Compared with Fiscal 2021
Total revenue for fiscal 2022 increased 48.8% ($4,245,405) to $12,952,594. Retail fuel sales for the fiscal year were $8,312,038, a increase of 72.3% primarily due to a 45.7% increase in the average price of fuel. Fuel gallons sold increased 18.3% to 2.6 billion gallons, which increased fuel revenue by an additional $1,282,871. Additionally, the Company saw a $534,106 increase to $4,345,627 (14.0%) in grocery and general merchandise and prepared food and dispensed beverage revenue, due to operating 209 more stores than one year ago, price increases responding to the rising cost of inputs, and improved sales in pizza slices, breakfast sandwiches, packaged beverages, and salty snacks.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 21.3% for fiscal 2022 compared with 27.1% for the prior year. Fuel cents per gallon increased to 36.0 cents in fiscal 2022 from 34.9 cents in fiscal 2021. The grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 32.7% from 32.0% during fiscal 2022 compared to fiscal 2021. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was positively impacted by mix shift, including gaining market share on the private label program, procurement initiatives, and price increases, offset by inflationary pressures. The prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 59.2% from 60.1% during fiscal 2022 compared to the prior year, primarily due to inflationary pressures.
Operating expenses increased 19.8% ($324,282) in fiscal 2022 primarily due to operating 209 more stores than one year ago inclusive of $15.0 million of one-time deal and integration costs, as well as a 7.5% increase in same-store labor rates, and a 23% increase in same-store credit card fees driven by higher fuel pricing. The majority of all operating expenses are wages and wage-related costs.
Depreciation and amortization expense increased 14.5% ($38,346) to $303,541 in fiscal 2022 from $265,195 in fiscal 2021. The increase was due primarily to acquisitions and capital expenditures made in fiscal 2022 and fiscal 2021.

The effective tax rate decreased to 22.9% in fiscal 2022 from 23.2% in fiscal 2021. The decrease in the effective tax rate was driven by a one-time benefit from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the year, offset by a one-time expense to update the state deferred tax rate following the Buchanan Energy transaction.
Net income increased to $339,790 in fiscal 2022 from $312,900 in fiscal 2021. The increase was primarily due to increased fuel and grocery contribution attributable to increasing store traffic, operating 209 more stores than one year ago, offset by increased operating expenses and depreciation.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2021, filed on June 25, 2021, for comparison of Fiscal 2021 to Fiscal 2020.
COMPANY TOTAL REVENUE AND REVENUE LESS COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) BY CATEGORY (1)

	Years ended April 30,
	2022	2021	2020
Total revenue by category
Fuel	$8,312,038	$4,825,466	$5,517,412
Grocery and general merchandise	3,141,527	2,724,374	2,498,966
Prepared food and dispensed beverage	1,204,100	1,087,147	1,097,207
Other (2)	294,929	70,202	61,711
	$12,952,594	$8,707,189	$9,175,296
Revenue less cost of goods sold (excluding depreciation and amortization) by category
Fuel	$928,868	$761,247	$614,847
Grocery and general merchandise	1,027,477	872,573	800,140
Prepared food and dispensed beverage	712,352	653,689	668,092
Other (2)	94,017	68,926	61,605
	$2,762,714	$2,356,435	$2,144,684
(1)Note that we have changed the names of the "grocery and other merchandise" category to "grocery and general merchandise" and the "prepared food and fountain" category to "prepared food and dispensed beverage" to better reflect the composition of the category. There have been no changes to the makeup of the categories, and they remain directly comparable to prior periods.
(2)The 'Other' category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition, we acquired a dealer network where Casey’s manages fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the 'Other' category and is presented gross of applicable costs.
INDIVIDUAL STORE COMPARISONS (1)

	Years ended April 30,
	2022	2021	2020
Average retail sales	$5,206	$3,894	$4,203
Average retail inside sales (2)	1,840	1,720	1,659
Average revenue less cost of goods sold (excluding depreciation and amortization) on inside sales (2)	723	655	647
Average retail sales of fuel	3,366	2,174	2,544
Average revenue less cost of goods sold (excluding depreciation and amortization) on fuel	363	338	280
Average operating income (3)	367	338	291
Average number of gallons sold	1,047	981	1,055

(1)Individual store comparisons include only those stores that had been in operation for at least one full year and remained open on April 30 of the fiscal year indicated.

(2)Inside sales is comprised of sales related to the grocery and general merchandise and prepared food and dispensed beverage categories.
(3)Average operating income represents retail sales less cost of goods sold and operating expenses attributable to a particular store; it excludes interest, federal and state income taxes, and Company operating expenses not attributable to a particular store.

SAME STORE SALES BY CATEGORY (1)

	Years ended April 30,
	2022	2021	2020
Fuel gallons (2)	4.4%	(8.1)%	(5.1)%
Grocery and general merchandise (3)	6.3%	6.6%	1.9%
Prepared food and dispensed beverage (3)	7.4%	(2.1)%	(1.5)%

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
(2)The increase in fuel gallons in fiscal 2022 as compared to fiscal 2021 was primarily due to increased demand as store traffic improved throughout the duration of the COVID-19 pandemic.
(3)The increase in same-store sales for prepared food and dispensed beverage and grocery and general merchandise for 2022 as compared to 2021 was primarily due to increased demand as store traffic improved throughout the duration of the COVID-19 pandemic, price increases relating to inflationary pressures, as well as improved sales in pizza slices, breakfast items related to the breakfast menu relaunch, packaged beverages, and salty snacks.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months and years ended April 30, 2022 and 2021, respectively:

	Three months ended		Years ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Net income	59,777	$41,698	$339,790	$312,900
Interest, net	15,291	11,168	56,972	46,679
Depreciation and amortization	77,866	69,897	303,541	265,195
Federal and state income taxes	12,905	11,921	100,938	94,470
EBITDA	$165,839	$134,684	$801,241	$719,244
(Gain) loss on disposal of assets and impairment charges	(333)	5,872	(1,201)	9,680
Adjusted EBITDA	$165,506	$140,556	$800,040	$728,924
For the three months ended April 30, 2022, EBITDA and Adjusted EBITDA increased 23.1% and 17.8% respectively, when compared to the same period a year ago. For the year ended April 30, 2022, EBITDA and Adjusted EBITDA increased 11.4% and 9.8%, respectively. The increase was due to increased fuel and grocery contribution attributable to increasing store traffic, operating 209 more stores than one year ago, partially offset by increased operating expenses.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.
Business Combinations
The Company uses the acquisition method of accounting for transactions meeting the definition of a business combination. The acquisitions are recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date as determined by both third party appraisals or internal estimates. The more significant assets acquired include buildings, equipment, and land. The Company primarily values buildings and equipment using the cost method and land using comparable land sales. The purchase price is determined based upon the fair value of consideration transferred to the seller. Fair values are typically determined using Level 3 inputs (see Note 3 to the consolidated financial statements). Given these estimates often are based upon unobservable inputs, the estimates require significant judgment when determining the overall value and actual results could differ from the estimates originally established. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. During a one-year period from the acquisition date, amounts are allowed to be provisional for areas that are expected to be adjusted to their final amounts during the measurement period. These provisional adjustments are for when the buyer obtains additional information about the facts and circumstances that existed as of the acquisition date. Subsequent adjustments recorded to provisional balances within the measurement period are recorded in the period in which the adjustment is identified. Acquisition-related transaction costs are recognized as period costs as incurred.
Inventory
Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method. Inventory valued using the LIFO method of inventory requires judgement when making the determination of appropriate indices to be used for determining price level changes.
Long-lived Assets
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3 to the consolidated financial statements). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $1,056 in fiscal 2022, $3,846 in fiscal 2021, and $1,177 in fiscal 2020. Impairment charges are a component of operating expenses.
Self-insurance

The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year-end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $53,752 and $50,526 for the years ended April 30, 2022 and 2021, respectively.
Recent Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for a description of new accounting pronouncements applicable to the Company.
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. The Company finances our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2022, the Company’s ratio of current assets to current liabilities was 0.80 to 1. The ratio at April 30, 2021 and at April 30, 2020 was 1.18 to 1 and 0.36 to 1, respectively. The decrease in the ratio from the prior year is partially attributable to a decrease in cash and cash equivalents associated with payments for the acquisitions of Buchanan Energy, 48 stores from Circle K and 40 stores from Pilot, offset by an increase in inventory due to operating 209 more stores than a year ago and higher fuel pricing. Additionally, current liabilities have increased partially related to accounts payable, due to increasing store count, an increase in fuel prices, as well as an effort to better manage payment terms.
We believe our current $450,000 unsecured revolving credit facility, our $25,000 unsecured bank line of credit, current cash and cash equivalents, and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities decreased $15,347 (1.9%) for the year ended April 30, 2022, primarily due to increases in income tax receivable, inventories, and accrued expenses. Cash used in investing activities in the year ended April 30, 2022 increased $713,655 (160.6%) primarily due to cash paid for the acquisition of Buchanan Energy for $566,750, 48 Circle K stores for $41,416, and 40 Pilot stores for $226,529, net of cash acquired. Refer to Note 2 of the consolidated financial statements for additional discussion. Cash flows provided by financing activities increased $293,065, primarily due to $450,000 in draws on the Company's term loan facilities, offset by $188,537 of payments long-term debt, including $167,500 of prepayments due to strong free cash flow. Refer to Note 3 of the consolidated financial statements for additional discussion.
Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2022, we expended $1,228,113 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $450,608 in the prior year, primarily due to the acquisition activity discussed previously. In fiscal 2023, we anticipate spending approximately $450-$500 million in capital expenditures, including approximately $135 million in one-time store remodel costs for recently acquired stores.

As of April 30, 2022, we had long-term debt and finance lease obligations consisting of:

Finance lease liabilities (Note 7)	74,234
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate Term Loan Facilities, due January 6, 2026	265,625
Debt issuance costs	(1,990)
1,687,869
Less current maturities	24,466
1,663,403
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
Amounts borrowed under the Company's term loan facilities bear interest at variable rates based upon, at the Company’s option, either: (i) the Adjusted LIBO Rate, plus a margin ranging from 1.55% to 2.60%; or (ii) the ABR, plus a margin ranging from 0.20% to 1.60%. The Company currently has elected the Adjusted LIBO Rate, and there is an option to elect either rate in subsequent interest periods. The applicable margins are dependent upon the Company's Consolidated Leverage Ratio, as defined in the credit agreement establishing the Company's term loan facilities as calculated quarterly. Interest is payable at the end of each calendar quarter. We have the right at any time to prepay all or a portion of the outstanding balance without premium or penalty, with prior notice given. During the fourth quarter of the fiscal year, the Company made prepayments of $167,500 on its term loan facilities.

To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of debt, and existing cash. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, its $450,000 committed unsecured revolving credit facility, its additional $25,000 unsecured bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.
The table below presents our significant contractual obligations, including interest, at April 30, 2022:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes (1)	$1,925,775	$64,362	$149,737	$577,894	$1,133,782
Finance lease obligations	107,566	7,235	12,246	10,408	77,677
Operating lease obligations	153,277	7,875	14,997	14,527	115,878
Unrecognized tax benefits	10,259	—	—	—	—
Deferred compensation	14,156	—	—	—	—
Total	$2,211,033	$79,472	$176,980	$602,829	$1,327,337
(1)The Senior notes portion of the table above excludes interest payments related to the Company's term loan facilities, due to the variable nature of the required interest payments.
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table.
At April 30, 2022, the Company had a total of $10,259 in gross unrecognized tax benefits. Of this amount, $8,105 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $371 as of April 30, 2022. Interest and penalties related to income taxes are classified as income tax expense in our consolidated financial statements. The federal statute of limitations remains open for the tax years 2018 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company has no ongoing federal or state income tax examinations. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $2,100 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.
Included in long-term liabilities on our consolidated balance sheet at April 30, 2022, was a $12,746 obligation for deferred compensation. Additionally, $1,040 was recognized in current liabilities as of April 30, 2022 related to deferred compensation. As the specific payment dates for a portion of the deferred compensation outstanding are unknown due to the unknown retirement dates of many of the participants, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table. However, known payments of $10,418 will be due during the next 5 years.
At April 30, 2022, we were partially self-insured for workers’ compensation claims in all 16 states of our marketing territory; we also were partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $2,000 for auto liability and $1,000 for workers' compensation and general liability. To facilitate this agreement, letters of credit approximating $5,492 were issued and outstanding at April 30, 2022, on the insurance company’s behalf. We renew the letters of credit on an annual basis.

Forward-Looking Statements

This Form 10-K, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflict in Ukraine and COVID-19 on our business.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely above in Item 1A entitled “Risk Factors”:

Business Operations; Our business and our reputation could be adversely affected by a cyber or data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy; food-safety issues and food-borne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; pandemics or disease outbreaks, such as COVID-19, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we could be adversely affected if we experience difficulties in, or are unable to recruit, hire or retain, members of our leadership team and other distribution, field and store Team Members; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results; we rely on our information technology systems, and a number of third-party software providers, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business; increased credit card expenses could lead to higher operating expenses and other costs for the Company; our operations present hazards and risks which may not be fully covered by insurance, if insured; the dangers inherent in the storage and transport of fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities; consumer or other litigation could adversely affect our financial condition and results of operations; and, covenants in our senior notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests and the failure to comply with these requirements could have a material impact to us.

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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of April 30, 2022, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.7 million on interest expense.
We do, from time to time, participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchase and sale exclusions under the applicable accounting guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casey's General Stores, Inc. and subsidiaries (the Company) as of April 30, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the self-insurance claim liability for workers’ compensation
As discussed in Notes 1 and 10 to the consolidated financial statements, at April 30, 2022, the Company was primarily self-insured for workers’ compensation claims. The self-insurance claim liability for workers’ compensation is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Factors affecting the uncertainty of the claim liability include the (1) loss development factors, which include the development time frame and settlement patterns, and (2) expected loss rates, which include litigation and adjudication direction, and medical treatment and cost trends. As discussed in Notes 1 and 10 to the consolidated financial statements, the Company reported a self-insurance claim liability of $53,752 thousand, which included the self-insurance claim liability for workers’ compensation.
We identified the assessment of the self-insurance claim liability for workers’ compensation as a critical audit matter. The evaluation of the key assumptions used to estimate the liability, specifically the loss development factors and expected loss rates, required complex auditor judgment due to the significant measurement uncertainty. Specialized skill and knowledge was necessary to evaluate the methods and key assumptions used to determine the liability.
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
Evaluation of the value allocated to land in certain business combinations
As discussed in Note 2 to the consolidated financial statements, the Company acquired Buchanan Energy and several stores from Pilot Corporation during the year ended April 30, 2022. These acquisitions met the criteria to be recorded as business combinations. The significant assets acquired include buildings, equipment, and land. The Company primarily values buildings and equipment using the cost method and land using comparable land sales. The Company assigned $306,818 thousand and $67,365 thousand to property and equipment in the Buchanan Energy and Pilot acquisitions, which includes the value allocated to land.
We identified the evaluation of the fair value of land acquired in the Buchanan Energy and Pilot business combinations as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the relevance of comparable land sales that were used to determine the fair value of the acquired land. This matter required the assistance of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s land value estimation process in business combinations. This included controls related to the identification and selection of the publicly available comparable land sales. For a sample of land acquired we involved valuation professionals with specialized skills and knowledge, who assisted in developing independent ranges of fair value estimates using publicly available land sales and comparing them to the Company’s fair value estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Des Moines, Iowa
June 24, 2022

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Casey's General Stores, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated June 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Buchanan Energy, Circle K Stores Inc., and Pilot Corporation during fiscal year 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022, Buchanan Energy, Circle K Stores Inc., and Pilot Corporation’s internal control over financial reporting associated with assets of 18% and revenues of 9% of the total assets and total revenues included in the consolidated financial statements of the Company as of and for the year ended April 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Buchanan Energy, Circle K Stores Inc., and Pilot Corporation.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Des Moines, Iowa
June 24, 2022

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$158,878	$336,545
Receivables	108,028	79,698
Inventories	396,199	286,598
Prepaid expenses	17,859	11,214
Income taxes receivable	44,071	9,578
Total current assets	725,035	723,633
Property and equipment, at cost
Land	1,097,985	938,199
Buildings and leasehold improvements	2,445,509	2,162,261
Machinery and equipment	2,695,366	2,478,404
Finance lease right-of-use assets	75,060	22,413
Construction in process	92,331	98,587
	6,406,251	5,699,864
Less accumulated depreciation and amortization	2,425,709	2,206,405
Net property and equipment	3,980,542	3,493,459
Other assets, net of amortization	187,219	82,147
Goodwill	612,934	161,075
Total assets	$5,505,730	$4,460,314
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt and finance lease obligations	$24,466	$2,354
Accounts payable	588,783	355,471
Accrued expenses
Wages and related taxes	87,022	69,226
Property taxes	47,556	39,399
Insurance accruals	25,795	24,287
Other	131,056	122,012
Total current liabilities	904,678	612,749
Long-term debt and finance lease obligations, net of current maturities	1,663,403	1,361,395
Deferred income taxes	520,472	439,721
Deferred compensation	12,746	15,094
Insurance accruals, net of current portion	27,957	26,239
Other long-term liabilities	135,636	72,437
Total liabilities	3,264,892	2,527,635
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 37,111,667 and 36,949,878 shares issued and outstanding at April 30, 2022 and 2021, respectively	79,412	58,951
Retained earnings	2,161,426	1,873,728
Total shareholders’ equity	2,240,838	1,932,679
Total liabilities and shareholders’ equity	$5,505,730	$4,460,314
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2022	2021	2020
Total revenue	$12,952,594	$8,707,189	$9,175,296
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	10,189,880	6,350,754	7,030,612
Operating expenses	1,961,473	1,637,191	1,498,043
Depreciation and amortization	303,541	265,195	251,174
Interest, net	56,972	46,679	53,419
Income before income taxes	440,728	407,370	342,048
Federal and state income taxes	100,938	94,470	78,202
Net income	$339,790	$312,900	$263,846
Net income per common share
Basic	$9.14	$8.44	$7.14
Diluted	$9.10	$8.38	$7.10

Dividends declared per share	$1.39	$1.32	$1.28

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2019	36,664,521	$15,600	$1,393,169	$1,408,769
Net income	—	—	263,846	263,846
Dividends declared ($1.28 per share)	—	—	(47,096)	(47,096)
Exercise of stock options	66,638	2,958	—	2,958
Stock-based compensation (net of tax withholding on employee share-based awards)	75,166	14,728	—	14,728
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	312,900	312,900
Dividends declared ($1.32 per share)	—	—	(49,091)	(49,091)
Exercise of stock options	40,189	1,784	—	1,784
Stock-based compensation (net of tax withholding on employee share-based awards)	103,364	23,881	—	23,881
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	339,790	339,790
Dividends declared ($1.39 per share)	—	—	(52,092)	(52,092)
Exercise of stock options	3,000	133	—	133
Stock-based compensation (net of tax withholding on employee share-based awards)	158,789	20,328	—	20,328
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2022	2021	2020
Cash flows from operating activities
Net income	$339,790	$312,900	$263,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,541	265,195	251,174
Amortization of debt issuance costs	2,527	1,603	—
Stock-based compensation	37,976	31,986	18,129
(Gain) loss on disposal of assets and impairment charges	(1,201)	9,680	3,495
Deferred income taxes	82,721	4,123	49,810
Changes in assets and liabilities:
Receivables	(33,025)	(26,278)	(10,644)
Inventories	(76,730)	(50,342)	37,713
Prepaid expenses	(6,376)	(1,413)	(2,308)
Accounts payable	165,893	166,546	(140,151)
Accrued expenses	23,574	65,497	26,400
Income taxes	(35,716)	5,714	15,783
Other, net	(14,233)	18,877	(8,933)
Net cash provided by operating activities	788,741	804,088	504,314
Cash flows from investing activities
Purchase of property and equipment	(326,475)	(441,252)	(438,977)
Payments for acquisitions of businesses, net of cash acquired	(901,638)	(9,356)	(32,706)
Proceeds from sales of property and equipment	70,118	6,268	5,041
Net cash used in investing activities	(1,157,995)	(444,340)	(466,642)
Cash flows from financing activities
Proceeds from long-term debt	450,000	650,000	—
Repayments of long-term debt	(188,537)	(571,661)	(17,476)
Net (payments) borrowings of short-term debt	—	(120,000)	45,000
Payment of debt issuance costs	(1,149)	(5,525)	—
Proceeds from exercise of stock options	133	1,784	2,958
Payments of cash dividends	(51,212)	(47,971)	(45,951)
Tax withholdings on employee stock-based awards	(17,648)	(8,105)	(7,224)
Net cash provided by (used in) financing activities	191,587	(101,478)	(22,693)
Net (decrease) increase in cash and cash equivalents	(177,667)	258,270	14,979
Cash and cash equivalents at beginning of year	336,545	78,275	63,296
Cash and cash equivalents at end of year	$158,878	$336,545	$78,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for interest, net of amount capitalized	$54,499	$48,508	$54,277
Cash paid for income taxes, net	49,565	80,916	9,364
Noncash investing and financing activities
Noncash additions from adoption of ASC 842	—	—	22,635
Purchased property and equipment in accounts payable	46,659	9,204	5,328
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations: Casey’s General Stores, Inc. and its subsidiaries (the Company/Casey’s) operate 2,452 convenience stores in 16 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
Receivables: Receivables is primarily comprised of balances outstanding from credit card companies which are not processed within three days and balances outstanding from vendor rebates. The Company records credit card receivables at the time of the related sale to the guest. Vendor rebates are recorded based upon the applicable agreements. Uncollectible accounts were immaterial during the periods presented. Below is a summary of the accounts receivable values at April 30, 2022 and 2021:

	Years ended April 30,
	2022	2021
Credit cards	$57,724	$28,471
Vendor rebates	40,045	40,222
Other	10,259	11,005
Total	$108,028	$79,698
Inventories: Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
The excess of replacement cost over the stated LIFO value was $114,731 and $93,158 at April 30, 2022 and 2021, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2022 and 2021:

	Years ended April 30,
	2022	2021
Fuel	$131,823	$63,018
Merchandise	264,376	223,580
Total inventory	$396,199	$286,598
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
Capitalized software implementation costs: The Company capitalizes expenditures related to the implementation of software-as-a-service as incurred. These costs are expensed on a straight-line basis within operating expenses, typically over the contractual life of the related software. The useful lives utilized for capitalized software implementation costs range from 3-13 years. As of April 30, 2022 and April 30, 2021, the Company had recognized $41,337 and $42,881 of capitalized software implementation costs, respectively. The outstanding balance is recognized in other assets on the consolidated balance sheets.
Goodwill: Goodwill is tested for impairment at least annually. The Company assesses impairment at least annually at year-end using a qualitative approach. As of April 30, 2022 and 2021, there was $612,934 and $161,075 of goodwill recognized, respectively. The goodwill acquired during the year was primarily related to the acquisition of Buchanan Energy, 48 stores from Circle K, and 40 stores from Pilot (see Note 2 for additional discussion).
Management’s analysis of recoverability completed as of the fiscal year-end indicated no evidence of impairment for the years ended April 30, 2022, 2021, and 2020.
Contractual customer relationships: As the result of the current year acquisition of Buchanan Energy (see Note 2 for additional discussion), the Company recognized approximately $31,100 of contractual customer relationships. These assets were valued using the multi-period excess earnings method. The contractual customer relationships will be amortized on a straight-line basis over a useful life of 15 years and are included within other assets, net of amortization in the consolidated balance sheets as of April 30, 2022. As of April 30, 2022 there was $29,027 of contractual customer relationships recognized, which was net of accumulated amortization of $2,073. The Company expects to recognize $2,073 of annual amortization expense related to contractual customer relationships over the next 5-years.
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

Store closings and asset impairment: The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins actively marketing of the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets, as well as estimates provided by its own and/or third-party real estate experts.
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is typically based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company, is generally on a store-by-store basis. The Company incurred impairment charges of $1,056 in fiscal 2022, $3,846 in fiscal 2021, and $1,177 in fiscal 2020. Impairment charges are a component of operating expenses.

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
Revenue recognition: The Company recognizes retail sales of fuel, grocery and general merchandise, prepared food and dispensed beverage and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the consolidated financial statements.
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to redeemable digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of April 30, 2022 and April 30, 2021, the Company recognized a contract liability of $41,577 and $30,719, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in other accrued expenses on the consolidated balance sheets.

    Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of April 30, 2022 and April 30, 2021, the Company recognized a liability of $15,509 and $13,096, respectively, related to outstanding gift cards, which is included in other accrued expenses on the consolidated balance sheets.
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
Asset retirement obligations: The Company recognizes the estimated future cost to remove underground storage tanks over the estimated useful life of the storage tank. The Company records a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of a long-lived asset at the time an underground storage tank is installed. The Company depreciates the amount added to property and equipment on a straight-line basis and recognizes accretion expense in connection with the discounted liability over the remaining life of the tank. The estimates of the anticipated future costs for removal of an underground storage tank are based on our prior experience with removal. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained.

The discounted liability was $28,604 and $24,411 at April 30, 2022 and 2021, respectively, and is recorded in other long-term liabilities in the consolidated balance sheets.
Self-insurance: The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined using actuarial methods at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of the claim liability include the loss development factors, which includes the development time frame and settlement patterns, and expected loss rates, which includes litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves was $53,752 and $50,526 for the years ended April 30, 2022 and 2021, respectively. See additional discussion in Note 10.
Environmental remediation liabilities: The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Derivative instruments: There were no options or futures contracts as of or during the years ended April 30, 2022, 2021, or 2020. From time to time, we participate in a forward buy of certain commodities - see further discussion in Note 9. These are not accounted for as derivatives under the normal purchases and sale exclusions within the applicable accounting guidance.
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
Segment reporting: As of April 30, 2022, we operated 2,452 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Recent accounting pronouncements:
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The standard includes changes that eliminate certain exceptions related to the approach for intraperiod tax allocation and the methodology for calculating income taxes in an interim period. It also simplifies aspects of the accounting for franchise taxes, certain transactions that result in a step-up in the tax basis of goodwill, and enacted changes in tax laws or rates. The Company was required to adopt this guidance in the first quarter of this fiscal year. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard included optional guidance for a limited period of time to help ease the burden in accounting for the effects of reference rate reform. The new standard is effective for all entities through December 31, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.
In November 2021, the FASB issued ASU 2022-10, Governmental Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. The standard is an effort to increase transparency of government assistance by requiring disclosures related to the type of assistance, the accounting treatment for the assistance, and the effect of the assistance on the financial statements. The new standard is effective for the Company on May 1, 2022. While the new standard could result in enhanced disclosures, we do not expect the new standard to materially impact the consolidated financial statements.
2. ACQUISITIONS
During the year ended April 30, 2022, the Company acquired 207 stores. Of the 207 stores acquired, 204 were re-opened as a Casey's store during the 2022 fiscal year, and the remaining 3 will be opened during the 2023 fiscal year. The majority of these acquisitions meet the criteria to be considered business combinations. The purchase price of the stores was determined using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date as determined by third party appraisals or internal estimates. Fair values were determined using Level 3 inputs (see Note 3). The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. Acquisition-related transaction costs are recognized as period costs as incurred.
We accounted for the Buchanan Energy, Circle K, and Pilot acquisitions as business combinations - see additional discussion below.

Buchanan Energy
On May 13, 2021, the Company closed on the acquisition of 100% of the equity interest in Buchanan Energy (and certain of its related subsidiaries and affiliated entities), owner of Bucky’s Convenience Stores. The transaction included 92 retail locations (consisting of 24 stores in Nebraska, 56 in Illinois, five in Iowa, three in Missouri, and four in Texas), a dealer network of 81 stores where Casey’s will manage fuel wholesale supply agreements to these stores, as well as several parcels of land which may be used for new store construction. Three of the retail locations were divested shortly after closing as part of a consent order with the Federal Trade Commission. During the fourth quarter of the fiscal year, the Company sold four stores and one parcel of land in Texas for an aggregate sale price of $41,000, subject to customary post-closing adjustments. We did not record a material gain or loss related to the sale.
The Company expects to achieve certain synergies over time, in part, through the reduction of duplicate processes, improvements in purchasing power, installing our kitchens, and expanding merchandise offerings.
The aggregate purchase price for the acquisition totaled $571,842, which is net of a working capital adjustment of $5,400. Upon closing, $577,242 was paid in cash using available cash on hand, proceeds from the $300 million term loan (as discussed in Note 3) and a draw on its revolving credit facility. The draw on the revolving credit facility was repaid during the first quarter of the fiscal year. The working capital adjustment was received during the fourth quarter of the fiscal year.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the contractual customer relationships, leases, and property and equipment acquired.

Assets acquired:
Cash and cash equivalents	$5,092
Receivables	225
Inventories	18,516
Prepaid expenses	150
Property and equipment	306,818
Contractual customer relationships	31,100
Deferred income taxes	1,343
Finance lease right-of-use assets	9,421
Operating lease right-of-use assets	11,236
Other assets	1,774
Goodwill	254,679
Total assets	640,354
Liabilities assumed:
Accounts payable	30,212
Accrued expenses	8,395
Finance lease liabilities	11,101
Operating lease liabilities	15,087
Other long-term liabilities	3,717
Total liabilities	68,512
Net assets acquired and total purchase price	$571,842
The goodwill acquired was assigned to the retail reporting unit in the amount of $245,516 and the fuel wholesale reporting unit in the amount of $9,163. The goodwill recognized is primarily attributable to the location of the seller’s stores in relation to our footprint and expected synergies due to expanded inside store offerings and improved purchasing power. Almost all of the goodwill acquired as the result of this transaction will be deductible for income tax purposes over 15 years.
The Company incurred total acquisition-related transaction costs of approximately $8.6 million. This includes approximately $6.7 million incurred during the year ended April 30, 2022, which are included in the consolidated statements of income within operating expenses.
The Company recognized approximately $901,461 of revenue related to the acquired Buchanan Energy locations in the consolidated statements of income for the year ended April 30, 2022. The amount of net income related to the acquired Buchanan Energy locations was not material for the year ended April 30, 2022.

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

Assets acquired:
Inventories	$5,299
Property and equipment	6,150
Finance lease right-of-use assets	37,086
Operating lease right-of-use assets	24,113
Deferred income taxes	316
Goodwill	31,346
Total assets	104,310
Liabilities assumed:
Accrued expenses and other long-term liabilities	545
Finance lease liabilities	46,576
Operating lease liabilities	15,773
Total liabilities	62,894
Net assets acquired and total consideration paid	$41,416
The goodwill recognized from this transaction is primarily attributable to the location of the seller's stores in relation to our footprint and expected synergies due, in part, to expanded inside store and fuel offerings. Almost all of the goodwill acquired as a result of this transaction will be deductible for income tax purposes over 15 years.
The Company recognized approximately $146,894 of revenue related to the acquired Circle K locations in the consolidated statements of income for the year ended April 30, 2022. The amount of net income related to the acquired Circle K locations was not material for the year ended April 30, 2022.
Pilot
On December 16, 2021, the Company closed on the acquisition of 40 stores from Pilot Corporation pursuant to the terms and conditions of an asset purchase agreement. The transaction included 39 stores located in Tennessee and one store located in Kentucky. The aggregate purchase price for the acquisition totaled $226,624, which was paid in cash using available cash on hand and certain incremental proceeds from the $150 million term loan, as discussed in Note 3.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the property and equipment and leases acquired.

Assets acquired:
Cash and cash equivalents	$95
Inventories	6,556
Prepaid expenses	87
Property and equipment	67,365
Deferred income taxes	311
Operating lease right-of-use assets	28,002
Goodwill	154,223
Total assets	256,639
Liabilities assumed:
Accrued expenses and other long-term liabilities	883
Operating lease liabilities	29,132
Total liabilities	30,015
Net assets acquired and total consideration paid	$226,624
The goodwill recognized from this transaction is primarily attributable to the location of the seller's stores in relation to our footprint and expected synergies due, in part, to expanded inside store. Almost all of the goodwill acquired as a result of this transaction will be deductible for income tax purposes over 15 years.
The Company recognized approximately $98,010 of revenue related to the acquired Pilot locations in the consolidated statements of income for the year ended April 30, 2022. The amount of net income related to the acquired Pilot locations was not material for the year ended April 30, 2022.
Pro Forma Information
The following unaudited pro forma information presents a summary of our consolidated statements of income as if the Buchanan Energy, Circle K, and Pilot transactions referenced above occurred on May 1, 2020 (amounts in thousands, except per share data):

	For the year ended April 30,
	2022	2021
Total revenue	13,189,991	9,923,287
Net income	361,373	332,532
Net income per common share
Basic	9.73	8.97
Diluted	9.67	8.90
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
Long-term debt: The fair value of the Company’s long-term debt and finance lease obligations (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issues. The fair value of the Company’s long-term debt was approximately $1,508,000 and $1,391,000, respectively, at April 30, 2022 and 2021. The fair value calculated excludes finance lease obligations of $74,234 and $14,085 outstanding at April 30, 2022 and April 30, 2021, respectively, which are grouped with long-term debt on the consolidated balance sheets.

Term Loan Facilities
In order to fund the acquisition of Buchanan Energy (see Note 2) the Company drew a senior unsecured term loan in the aggregate principal amount of $300 million during the first quarter of fiscal 2022. During the third quarter, the Company amended its existing credit agreement to (a) provide for a new senior unsecured term loan in the aggregate principal amount of $150 million (collectively with the $300 million term loan, the "Term Loan Facilities") and (b) decrease the minimum index for LIBOR-based loans, which includes both the Term Loan Facilities and the Revolver Facility, discussed below. The proceeds of the $150 million term loan were, in-part, utilized to fund the acquisition of 40 stores from Pilot Corporation (see Note 2).
Amounts borrowed under the Term Loan Facilities bear interest at variable rates based upon, at the Company’s option, either: (i) the Adjusted LIBO Rate, plus a margin ranging from 1.55% to 2.60%; or (ii) the ABR Rate, plus a margin ranging from 0.20% to 1.60%. The Company currently has elected the Adjusted LIBO Rate, and there is an option to elect either rate in subsequent interest periods. The applicable margins are dependent upon the Company's Consolidated Leverage Ratio, as defined in the credit agreement establishing the Term Loan Facilities as calculated quarterly. The outstanding principal balance is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September and December, with the balance of the Term Loan Facilities due on January 6, 2026. During the fourth quarter of the fiscal year, the Company made prepayments of $167,500 on the Term Loan Facilities. As a result of the prepayment, the Company has fully paid each of the quarterly installments required and as such, no amounts have been recognized in current maturities and no amounts are due until January 6, 2026. The Company had an outstanding principal balance of $265,625 on the Term Loan Facilities at April 30, 2022.
Revolving Facility
The Company has a committed unsecured revolving credit facility in the aggregate principal amount of $450,000 (the "Revolving Facility"). The maturity date for the revolving facility is January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.50%), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00%, plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as noted above. The Company had $0 outstanding under the Revolving Facility at April 30, 2022 and April 30, 2021.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability up to $25,000. The $25,000 availability under the Bank Line is encumbered by a $5,492 of letter of credit (refer to Note 10 for further discussion). The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding at April 30, 2022 and 2021. The Bank Line is due upon demand.
The carrying amount of the Company’s long-term debt and finance lease obligations by issuance is as follows:

	As of April 30,
	2022	2021
Finance lease liabilities (Note 7)	$74,234	$14,085
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	$150,000	150,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000	325,000
Variable rate Term Loan Facilities, due January 6, 2026	265,625	—
Debt issuance costs	(1,990)	(336)
	1,687,869	1,363,749
Less current maturities	24,466	2,354
	$1,663,403	$1,361,395
Interest expense is net of interest income of $48, $168, and $860 for the years ended April 30, 2022, 2021, and 2020, respectively. Interest expense is also net of interest capitalized of $2,031, $4,537, and $5,258 during the years ended April 30, 2022, 2021, and 2020, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2022, the Company was in compliance with all such operating and financial covenants.
Listed below are the aggregate maturities of long-term debt, excluding finance lease obligations (refer to Note 7 for future minimum payments under finance leases), for the 5 years commencing May 1, 2022 and thereafter:

Years ended April 30,
2023	$20,000
2024	32,000
2025	32,000
2026	457,625
2027	48,000
Thereafter	1,026,000
$1,615,625
4. PREFERRED AND COMMON STOCK
Preferred stock: The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares of preferred stock have been issued.
Common stock: The Company currently has 120,000,000 authorized shares of common stock.
Stock incentive plans: The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. There were 1,972,306 shares available for grant at April 30, 2022, under the 2018 Plan.
We account for stock-based compensation by estimating the grant date fair value of time-based and performance-based restricted stock unit awards using the closing price of our common stock on the applicable grant date, or the date on which performance goals for performance-based units are established, if after the grant date. For market-based awards, we use a Monte Carlo approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of shares to be issued under performance-based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board.
The following table summarizes the equity-related grants made during the three-year period ended April 30, 2022:

Date of Grant	Type of Grant	Shares Granted	Recipients	Vesting Date	Fair Value at Grant Date

June 4, 2019	Restricted Stock Units	75,959	Key Employees	June 4, 2022	$9,886
June 4, 2019	Restricted Stock Units (1)	59,579	Officers	June 4, 2022	$9,097
June 24, 2019	Restricted Stock Units (2)	32,786	CEO	Various (2)	$5,700
September 4, 2019	Restricted Stock Units	5,504	Non-Employee Board Members	2020 Annual Shareholders' Meeting	$919
December 23, 2019	Restricted Stock Units (3)	5,000	CEO	Various (3)	$788
Fiscal 2020 -Various	Restricted Stock Units (4)	8,444	Officers	Various (4)	$1,368
Fiscal 2020 -Various	Restricted Stock Units (5)	1,763	Officers	Various (5)	$354
Fiscal 2021 -Various	Restricted Stock Units	80,050	Key Employees	Vests ratably on anniversary date over three-year period	$13,417
Fiscal 2021 -Various	Restricted Stock Units (6)	94,756	Officers	Various (6)	$17,856
September 2, 2020	Restricted Stock Units	5,240	Non-Employee Board Members	2021 Annual Shareholders' Meeting	$951
Fiscal 2021 -Various	Restricted Stock Units (7)	29,890	Key Employees and Officers	Various (7)	$5,153
May 3, 2021	Restricted Stock Units	5,053	Officers	June 15, 2021	$1,760
Fiscal 2022 -Various	Restricted Stock Units	54,525	Key Employees	Vests ratably on anniversary date over three-year period	$11,654
Fiscal 2022 -Various	Restricted Stock Units (6)	88,224	Officers	Various (6)	$19,629
September 1, 2021	Restricted Stock Units	5,275	Non-Employee Board Members	2022 Annual Shareholders' Meeting	$1,081
Fiscal 2022 -Various	Restricted Stock Units (7)	1,201	Key Employees and Officers	Various (7)	$227
(1) This grant of restricted stock units ("RSUs") includes time-based, performance-based and market-based awards. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of “target". Total performance-based expense of approximately $6.9 million (compared to a grant date fair value of $3.4 million) will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions. The market-based awards incorporate market conditions in determining fair value as of the grant date, and will also range from 0% to 200% of "target".

Total market-based expense of approximately $2.8 million will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.
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
(3) This grant of RSUs includes performance-based awards which are calculated based upon targets achieved over a performance period of January 1, 2020 to December 31, 2020. Now that the performance targets are met, the units vest ratably on each January 15, 2021 through 2023.
(4) These grants of RSUs were issued to various officers throughout the 2020 fiscal year. The grants were comprised of time-based awards and vest in accordance with the vesting schedules in the award agreements, ranging from January 2021 to January 2023.
(5) These grants of RSUs were issued to various officers throughout the 2020 fiscal year. The grants include performance-based and market-based awards. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of “target". Total performance-based expense of approximately $354 (compared to a grant date fair value of $177) will be recognized on a straight-line basis over the vesting period. The market-based awards incorporate market conditions in determining fair value as of the grant date, and will also range from 0% to 200% of "target". Total market-based expense of approximately $177 will be recognized on a straight-line basis over the vesting period.
(6) These grants of RSUs were issued to officers throughout the 2021 and 2022 fiscal years. The grants include time-based awards and performance-based awards. The time-based awards vest ratably over a three-year period commencing on the first anniversary of the grant date. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of “target". In addition, the performance-based award is subject to the TSR Modifier. Total performance-based expense of approximately $25.3 million for the 2021 grant and $14.0 million for the 2022 grant (compared to a grant date fair value of $13.9 million and $14.7 million, respectively) will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.
(7) These grants of RSUs were issued to officers and key employees throughout the 2021 and 2022 fiscal years. The grants include primarily time-based awards, as well as a performance-based award. The time-based awards vest in accordance with the vesting schedules in the award agreements, ranging from June 2021 to March 2024. The grants also include one performance-based award that represents a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of the “target". In addition, the performance-based award is subject to the TSR Modifier. Total performance-based expense of approximately $2.6 million (compared to a grant date fair value of $1.3 million) will be recognized on a straight-line basis over the vesting period, subject to acceleration for retirement provisions.
At April 30, 2022, there were no stock options outstanding. There were 3,000 stock options exercised during the fiscal year ended April 30, 2022, with an aggregate intrinsic value of $529.

Information concerning the issuance of restricted stock units under the 2018 Plan is presented in the following table:

Unvested at April 30, 2019	388,800
Granted	189,035
Vested	(108,484)
Forfeited	(25,146)
Performance Award Adjustments	29,594
Unvested at April 30, 2020	473,799
Granted	209,936
Vested	(154,842)
Forfeited	(12,275)
Performance Award Adjustments	130,302
Unvested at April 30, 2021	646,920
Granted	154,278
Vested	(242,955)
Forfeited	(30,055)
Performance Award Adjustments	(1,794)
Unvested at April 30, 2022	526,394
Total compensation costs recorded for employees and non-employee board members for the restricted stock unit awards for the years ended April 30, 2022, 2021 and 2020 were $37,976, $31,986, and $18,129, respectively. As of April 30, 2022, there was $30,514 of total unrecognized compensation costs related to the 2018 Plan for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2025.
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
5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2022	2021	2020
Basic
Net income	$339,790	$312,900	$263,846
Weighted average shares outstanding-basic	37,158,898	37,092,273	36,956,115
Basic earnings per common share	$9.14	$8.44	$7.14
Diluted
Net income	$339,790	$312,900	$263,846
Weighted-average shares outstanding-basic	37,158,898	37,092,273	36,956,115
Plus effect of stock options and restricted stock units	197,800	263,865	229,713
Weighted-average shares outstanding-diluted	37,356,698	37,356,138	37,185,828
Diluted earnings per common share	$9.10	$8.38	$7.10

There were no options outstanding at April 30, 2022. In previous years, there were no options considered antidilutive; therefore, all options were included in the computation of dilutive earnings per share for fiscal 2021 and fiscal 2020, respectively.
6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2022	2021	2020
Current tax expense:
Federal	$4,382	$73,950	22,182
State	13,835	16,397	6,210
	18,217	90,347	28,392
Deferred tax expense	82,721	4,123	49,810
Total income tax expense	$100,938	$94,470	78,202
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2022	2021
Deferred tax assets:
Accrued liabilities and reserves	$30,932	$29,583
Workers compensation	9,922	9,000
Operating and finance lease obligations	46,693	9,186
Asset retirement obligations	7,361	6,294
Deferred compensation	3,540	4,221
Equity compensation	9,567	9,131
State net operating losses & tax credits	4,021	928
Other	3,548	3,068
Total gross deferred tax assets	115,584	71,411
Less valuation allowance	250	—
Total net deferred tax assets	115,334	71,411
Deferred tax liabilities:
Property and equipment depreciation	(597,740)	(484,065)
Goodwill	(34,869)	(27,047)
Other	(3,197)	(20)
Total gross deferred tax liabilities	(635,806)	(511,132)
Net deferred tax liability	$(520,472)	(439,721)
At April 30, 2022, the Company had net operating loss carryforwards for state income tax purposes of approximately $130,040, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2029. In addition, the Company had state tax credit carryforwards of approximately $1,525, which begin to expire in 2026.
The valuation allowance for state net operating loss and state tax credit deferred tax assets as of April 30, 2022 and 2021 was $250 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.

Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2022	2021	2020
Income taxes at the statutory rates	21.0%	21.0%	21.0%
Federal tax credits	(1.8)%	(1.5)%	(1.9)%
State income taxes, net of federal tax benefit	3.8%	3.5%	4.0%
Impact of phased-in state law changes, net of federal benefit	(0.8)%	—%	(0.2)%
ASU 2016-09 benefit (stock-based compensation)	(1.0)%	(0.6)%	(0.5)%
Other	1.7%	0.8%	0.5%
	22.9%	23.2%	22.9%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $10,259 and $9,316 in gross unrecognized tax benefits at April 30, 2022 and 2021, respectively, which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $8,105 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $943 during the twelve months ended April 30, 2022, due primarily to the increase associated with income tax filing positions for the current year exceeding the decrease related to the expiration of certain statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
Beginning balance	$9,316	$8,907
Additions based on tax positions related to current year	2,953	2,356
Reductions due to lapse of applicable statute of limitations	(2,010)	(1,947)
Ending balance	$10,259	$9,316
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $371 and $370 at April 30, 2022 and 2021, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month periods ended April 30, 2022 and 2021 was an increase in tax expense of $1 and $16, respectively.
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
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $2,100 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the tax years 2018 and forward. Tax years 2012 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
7. LEASES
The Company is a lessee in situations where we lease property and equipment, most commonly land or building, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC 842 - Leases. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. The Company records operating lease liabilities in accrued expenses and other long-term liabilities and records finance lease liabilities within current maturities of long-term debt and long-term debt and finance lease obligations on the consolidated balance sheets. All lessor related activity is considered immaterial to the consolidated financial statements.
New leases are recognized at the present value of the lease payments using the implicit rate in the lease agreement when it is readily determinable. In the case the implicit rate is not readily determinable, the Company uses our incremental borrowing rate of debt based on the term of the lease. The Company commonly has options to renew or extend the current lease arrangement on many of our leases. In these situations, if it is reasonably certain the lease would be extended, we have included those extensions within the remaining lease payments at the time of measurement.
When acquiring leases in a business combination, we retain the lease classification utilized by the seller if it was determined using acceptable methods under ASC 842. As part of the allocation of the purchase price in a business combination, lease terms are compared to market terms utilizing an income approach to determine if leases are favorable or unfavorable. Any favorable or unfavorable leasehold interests identified increase (favorable) or reduce (unfavorable) the right-of-use lease asset and are recognized over the life of the related right-of-use asset.
Lease right-of-use assets outstanding as of April 30, 2022 and 2021 consisted of the following:

	Classification	April 30, 2022	April 30, 2021
Finance lease right-of-use assets	Property and equipment	$59,677	$11,711
Operating lease right-of-use assets	Other assets	$104,579	$20,145
The summary of lease-related costs included on the consolidated statements of income is included below:

	Years ended April 30,
	2022	2021	2020
Operating lease cost	6,721	2,290	2,299
Finance lease cost:
Amortization of right-of-use assets	4,489	2,870	3,308
Interest on lease liabilities	2,337	612	625
Weighted average remaining lease terms, weighted average discount rates, and supplementary cash flow information or outstanding leases were as follows:

	April 30, 2022	April 30, 2021
Weighted-average remaining lease-term - finance lease	19.3	10.9
Weighted-average remaining lease-term - operating lease	20.3	20.4

Weighted-average discount rate - finance lease	3.97%	5.38%
Weighted-average discount rate - operating lease	3.98%	4.42%

Right-of-use assets obtained in exchange for new finance lease liabilities	$52,525	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$87,723	$1,109
Future minimum payments under the finance leases and operating leases consisted of the following at April 30, 2022:

Years ended April 30,	Finance leases	Operating leases
2023	$7,235	$7,875
2024	6,752	7,616
2025	5,494	7,381
2026	5,212	7,255
2027	5,196	7,272
Thereafter	77,677	115,878
Total minimum lease payments	107,566	153,277
Less amount representing interest	33,332	50,726
Present value of net minimum lease payments	$74,234	$102,551

Effective during the third quarter of fiscal year 2020, Casey’s Marketing Company, and the City of Joplin, Missouri (“Joplin”) entered into an agreement in which Joplin agreed to issue up to $51.4 million of taxable industrial development revenue bonds for the purpose of acquiring, constructing, improving, purchasing, equipping and installing a warehouse and distribution facility, which is to be developed and used by the Company. As title transfers to Joplin throughout development and the Company subsequently leases the related asset from Joplin, we have accounted for the transaction under the sale-and-leaseback guidance included in ASC 842-40. We have a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the assets to Joplin from being recognized as a sale. Accordingly, we have not recognized any gain or loss related to the transfer. Furthermore, we have not derecognized the transferred assets and continue to recognize them in property and equipment on the consolidated balance sheets. The Company has the right and intends to set-off any obligations to make payments under the lease, with proceeds due from the industrial revenue bonds. As of April 30, 2022, we have recognized the full amount of bonds available as property and equipment on the consolidated balance sheets related to this agreement.
8. BENEFIT PLANS
401(k) Plan: The Company provides Team Members with a defined contribution 401(k) Plan. The 401(k) Plan is available to all Team Members who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on Team Member contributions. Contributions to the 401(k) Plan were $10,983, $10,382, and $10,571 for the years ended April 30, 2022, 2021, and 2020, respectively.
On April 30, 2022 and 2021, 807,396 and 909,161 shares of common stock, respectively, were held by the trustee of the 401(k) Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) Plan are treated as outstanding in the computation of net income per common share.
Supplemental executive retirement plan: The Company has a nonqualified supplemental executive retirement plan (SERP) for two of its former executive officers, one of whom retired April 30, 2003 and the other on April 30, 2008. The SERP provides for the Company to pay annual retirement benefits, up to 50% of base compensation until death of the officer. If death occurs within twenty years of retirement, the benefits become payable to the officer’s spouse (at a reduced level) until the spouse’s death or twenty years from the date of the officer’s retirement, whichever comes first. The Company recorded the deferred compensation over the term of employment. The amounts accrued at April 30, 2022 and 2021, respectively, were $2,211 and $2,866. The discount rates were based off of the Company's incremental borrowing rate, and ranged from 3.35% to 4.18% for the year ended April 30, 2022. The discount rates used for the year ended April 30, 2021 ranged from 1.36% to 2.52%. The Company expects to pay $637 next year, and $355 in each of the four years thereafter. The expense incurred in fiscal 2022, 2021, and 2020 related to those agreements was $18, $67, and $269, respectively.
9. COMMITMENTS
The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, each of which require minimum annual compensation, exclusive of incentive payments. The Company also has entered into change of control agreements with its Chief Executive Officer and 32 other officers, providing for certain payments in the event of termination in connection with a change of control of the Company, as defined therein.

We have entered into various purchase agreements related to our fuel supply, which include varying volume commitments. Prices included in the purchase agreements are indexed to market prices. While volume commitments are included in the contracts, we do not have a history of incurring material penalties related to these provisions. These contracts are not accounted for as derivatives as they meet the normal purchases and sales exclusion under derivative accounting.
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. These contracts are not accounted for as derivatives as they meet the normal purchases and sales exclusion under derivative accounting.
10. CONTINGENCIES
Environmental compliance: The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. The majority of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.

Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2022 and 2021 of approximately $274 and $368, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
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
Other: At April 30, 2022, the Company was primarily self-insured for workers’ compensation claims in all but two states of its marketing territory. In North Dakota and Ohio, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $2,000 for auto liability and $1,000 for general liability and workers' compensation. To facilitate this agreement, letters of credit approximating $5,492 were issued and outstanding at April 30, 2022 on the insurance company’s behalf. Additionally, the Company is self-insured for its portion of Team Member medical expenses. At April 30, 2022 and 2021, the Company had $53,752 and $50,526, respectively, outstanding for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.

    As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2022.

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

The Company acquired Buchanan Energy, owner of Bucky’s Convenience Stores on May 13, 2021, 48 stores from Circle K throughout the month of June 2021, and 40 stores from Pilot on December 16, 2021. As a result, the total assets and liabilities, and the results of its operations and cash flows of each of these acquired stores are reported in the Company's consolidated financial statements as of and for the year ended April 30, 2022. Acquired assets and total revenues of these acquisitions constitute approximately 18% and 9% of total assets and total revenues as of and for the year ended April 30, 2022, respectively. We excluded controls related to these stores over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company's controls and procedures as of April 30, 2022.

    The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2022.

    KPMG LLP, as the Company's independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company's internal control over financial reporting. This report appears on page 32.

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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Information about our Executive Officers", “Executive Compensation”, and "The Board of Directors and Its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2022, and used in connection with the Company’s 2022 Annual Meeting of Shareholders are hereby incorporated by reference.
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
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "The Board of Directors and Its Committees”, “Compensation Committee Report", “Compensation Committee Interlocks and Insider Participation in Compensation Decisions”, “Executive Compensation,” “CEO Pay Ratio”, "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2022, and used in connection with the Company’s 2022 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2022, and used in connection with the Company’s 2022 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2022, and used in connection with the Company’s 2022 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2022, and used in connection with the Company’s 2022 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as a part of this report on Form 10-K:

a.The following financial statements are included herewith:
Report of Independent Registered Public Accounting Firm (PCAOB ID 185)
Consolidated Balance Sheets, April 30, 2022 and 2021
Consolidated Statements of Income, Three Years Ended April 30, 2022
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2022
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2022
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

2.2	Amendment to Equity Purchase Agreement, dated April 21, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K as filed April 29, 2021)

2.3	Asset Purchase Agreement by and among Casey’s Marketing Company and Circle K Stores Inc., dated March 17, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K as filed March 22, 2021)

2.4	Asset Purchase Agreement by and among CGS Stores, LLC and Pilot Corporation, dated September 27, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K as filed September 28, 2021)

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

10.3	Amendment No. 1 to Credit Agreement, dated June 30, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed July 7, 2020)

10.4	Amendment No. 2 to Credit Agreement, dated December 23, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 31, 2020)

10.5	Amendment No. 3 to Credit Agreement, dated March 12, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed March 22, 2021)

10.6	Amendment No. 4 to Credit Agreement, dated December 13, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 16, 2021)

10.7*	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 19, 2019)

10.8*	Non-Qualified Supplemental Executive Retirement Plan and Amendment thereto (incorporated by reference to Exhibit 10.30 to Form 10-K as filed June 29, 2018)

10.9*	Non-Qualified Supplemental Executive Retirement Plan Trust Agreement with UMB Bank, n.a. (incorporated by reference to Exhibit 10.31 to Form 8-K as filed November 10, 1997)

10.10*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated September 25, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K as filed June 26, 2020)

10.11*	Employment Agreement with Robert J. Myers and Amendment and Second Amendment thereto (incorporated by reference to Exhibit 10.39 to Form 10-K as filed June 29, 2018)

10.12*
Employment Agreement, dated May 31, 2019, between the Company and Darren M. Rebelez (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 6, 2019)

10.13*
Employment Agreement, dated May 12, 2020, between the Company and Stephen P. Bramlage, Jr. (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.14*
Employment Agreement, dated May 8, 2020, between the Company and Ena Williams Koschel (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.15*	Separation and General Release Agreement, dated May 17, 2021, between the Company and Chris Jones (incorporated by reference to Exhibit 10.5 to Form 10-Q as filed September 7, 2021)

10.16*	Retirement Agreement and General Release of Claims dated November 8, 2021, between the Company and Julia L. Jackowski (incorporated by reference to Exhibit 10.1 to Form 10-Q as filed December 7, 2021)

10.17*	Casey's General Stores, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Form 8-K as filed September 10, 2018)

10.18*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed September 10, 2018)

10.19*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY20 Awards) (incorporated by reference to Exhibit 10.45 to Form 10-Q as filed September 9, 2019)

10.20*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY21 and FY22 Awards) (incorporated by reference to Exhibit 10.32 to Form 10-Q as filed September 8, 2020)

10.21*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to Form 10-Q as filed September 8, 2020)

10.22*
Restricted Stock Units Agreement (Make-Whole Award to Darren M. Rebelez) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Form 10-Q as filed September 9, 2019)

10.23*
Performance-Based Restricted Stock Units Agreement (Special Strategic Grant to Darren M. Rebelez) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 26, 2019)

10.24*	Restricted Stock Units Agreement (Make-Whole Award to Thomas P. Brennan) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to Form 10-Q as filed March 9, 2020)

10.25*	Restricted Stock Units Agreement (Make-Whole Award to Chad Frazell) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.54 to Form 10-Q as filed March 9, 2020)

10.26*
Restricted Stock Units Agreement (Sign-On Award to Stephen P. Bramlage, Jr.) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Form 10-Q as filed September 8, 2020)

10.27*	Restricted Stock Units Agreement (Make-Whole Award to Ena Williams Koschel) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to Form 10-Q as filed September 8, 2020)

10.28*	Restricted Stock Units Agreement (Make-Whole Award to Adrian M. Butler) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-Q as filed September 8, 2020)

10.29*	Restricted Stock Units Agreement (Make-Whole Award to Katrina S. Lindsey) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K as filed March 8, 2021)

10.30*	Casey's General Stores, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 9, 2019)

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Darren M. Rebelez under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Stephen P. Bramlage Jr. under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 24, 2022	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 24, 2022	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 24, 2022	By	/s/ H. Lynn Horak
H. Lynn Horak
Chair and Director

Date: June 24, 2022	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer, Director

Date: June 24, 2022	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer

Date: June 24, 2022	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 24, 2022	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 24, 2022	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 24, 2022	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 24, 2022	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 24, 2022	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 24, 2022	By	/s/ Judy A. Schmeling
Judy A. Schmeling
Director

Date: June 24, 2022	By	/s/ Gregory A. Trojan
Gregory A. Trojan
Director