Form 10-Q
period 2022-07-31
CASEYS GENERAL STORES INC
filed 2022-09-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2022
Common stock, no par value per share	37,255,085 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2022	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$312,364	$158,878
Receivables	145,887	108,028
Inventories	399,138	396,199
Prepaid expenses	24,363	17,859
Income taxes receivable	21,102	44,071
Total current assets	902,854	725,035
Other assets, net of amortization	184,606	187,219
Goodwill	612,934	612,934
Property and equipment, net of accumulated depreciation of $2,497,846 at July 31, 2022 and $2,425,709 at April 30, 2022	3,978,747	3,980,542
Total assets	$5,679,141	$5,505,730

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	33,562	24,466
Accounts payable	618,931	588,783
Accrued expenses	284,890	291,429
Total current liabilities	937,383	904,678
Long-term debt and finance lease obligations, net of current maturities	1,639,177	1,663,403
Deferred income taxes	545,199	520,472
Deferred compensation	12,674	12,746
Insurance accruals, net of current portion	28,475	27,957
Other long-term liabilities	136,187	135,636
Total liabilities	3,299,095	3,264,892
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	80,119	79,412
Retained earnings	2,299,927	2,161,426
Total shareholders’ equity	2,380,046	2,240,838
Total liabilities and shareholders' equity	$5,679,141	$5,505,730
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2022	2021
Total revenue	$4,454,644	$3,181,994
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	3,618,394	2,458,107
Operating expenses	543,271	478,928
Depreciation and amortization	76,295	75,888
Interest, net	13,816	13,730
Income before income taxes	202,868	155,341
Federal and state income taxes	49,936	36,182
Net income	$152,932	$119,159
Net income per common share
Basic	$4.11	$3.21
Diluted	$4.09	$3.19
Basic weighted average shares outstanding	37,222,943	37,126,060
Plus effect of stock compensation	186,762	209,377
Diluted weighted average shares outstanding	37,409,705	37,335,437

Dividends declared per share	$0.38	$0.34
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
Net income	—	—	152,932	152,932
Dividends declared (38 cents per share)	—	—	(14,431)	(14,431)
Share-based compensation (net of tax withholding on employee share-based awards)	138,132	707	—	707
Balance at July 31, 2022	37,249,799	$80,119	$2,299,927	$2,380,046

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	119,159	119,159
Dividends declared (34 cents per share)	—	—	(12,680)	(12,680)
Exercise of stock options	3,000	133	—	133
Share-based compensation (net of tax withholding on employee share-based awards)	149,368	(8,626)	—	(8,626)
Balance at July 31, 2021	37,102,246	$50,458	$1,980,207	$2,030,665
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2022	2021
Cash flows from operating activities:
Net income	$152,932	$119,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,295	75,888
Amortization of debt issuance costs	345	359
Share-based compensation	16,185	8,623
Loss (gain) on disposal of assets and impairment charges	230	(1,770)
Deferred income taxes	24,727	33,460
Changes in assets and liabilities:
Receivables	(37,859)	(18,511)
Inventories	(2,899)	(26,624)
Prepaid expenses	(6,504)	(5,264)
Accounts payable	34,799	65,727
Accrued expenses	(7,865)	(12,035)
Income taxes	23,953	1,531
Other, net	1,867	1,016
Net cash provided by operating activities	276,206	241,559
Cash flows from investing activities:
Purchase of property and equipment	(82,070)	(45,045)
Payments for acquisition of businesses, net of cash acquired	(1,065)	(617,291)
Proceeds from sales of assets	5,019	18,001
Net cash used in investing activities	(78,116)	(644,335)
Cash flows from financing activities:
Proceeds from long-term debt	—	300,000
Payments of long-term debt	(15,998)	(4,867)
Payments of debt issuance costs	—	(249)
Proceeds from exercise of stock options	—	133
Payments of cash dividends	(13,128)	(12,609)
Tax withholdings on employee share-based awards	(15,478)	(17,249)
Net cash (used in) provided by financing activities	(44,604)	265,159

Net increase (decrease) in cash and cash equivalents	153,486	(137,617)
Cash and cash equivalents at beginning of the period	158,878	336,545
Cash and cash equivalents at end of the period	$312,364	$198,928

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2022	2021
Cash paid during the period for:
Interest, net of amount capitalized	$8,689	$7,914
Income taxes, net	—	—

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	42,008	22,007
Right-of-use assets obtained in exchange for new finance lease liabilities	736	47,775
Right-of-use assets obtained in exchange for new operating lease liabilities	—	39,021
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,454 convenience stores in 16 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2022 and April 30, 2022, the results of operations for the three months ended July 31, 2022 and 2021, and shareholders' equity and cash flows for the three months ended July 31, 2022 and 2021. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. See the Form 10-K for the year ended April 30, 2022 for our consideration of new accounting pronouncements.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and general merchandise, prepared food and dispensed beverage and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated financial statements.
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of July 31, 2022 and April 30, 2022, the Company recognized a contract liability of $45,317 and $41,577, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of July 31, 2022 and April 30, 2022, the Company recognized a liability of $15,982 and $15,509, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,509,000 and $1,508,000 at July 31, 2022 and April 30, 2022, respectively. The fair value calculated excludes finance lease obligations of $73,890 and $74,234 outstanding at July 31, 2022 and April 30, 2022, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Revolving Facility
The Company has a committed unsecured revolving credit facility in the aggregate principal amount of $450,000 (the "Revolving Facility"). The maturity date for the Revolving Facility is January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.50%), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00%, plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as calculated as set forth in the Revolving Facility's underlying credit agreement. The Company had $0 outstanding under the Revolving Facility at July 31, 2022 and April 30, 2022.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability up to $25,000. The $25,000 availability under the Bank Line is encumbered by letters of credits totaling $5,924. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at July 31, 2022 and April 30, 2022. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Company's shareholders on September 5, 2018 ("the "2018 Plan Effective Date").
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At July 31, 2022, there were 1,630,928 shares available for grant under the 2018 Plan.
We account for share-based compensation by estimating the fair value of time-based and performance-based restricted stock unit awards using the closing price of a share of our common stock on the date of grant. For market-based awards we use a Monte Carlo approach to estimate the value of the awards, which simulates the prices of the Company’s and each member of the performance peer groups' common stock price at the end of the relevant performance period, taking into account volatility and the specifics surrounding each total shareholder return metric under the relevant plan. We recognize these amounts as an operating expense in our condensed consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of performance-based awards. All awards have been granted at no cost to the grantee and/or non-employee member of the Board.
Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table:

Unvested at April 30, 2022	526,394
Granted	151,840
Vested	(215,988)
Forfeited	(2,072)
Performance Award Adjustments	62,028
Unvested at July 31, 2022	522,202
The above awards reflect (a) long-term incentive compensation program grants for fiscal 2021 through 2023, which include a mix of time-based restricted stock units and performance-based restricted stock units (subject to three-year cumulative net income before net interest expense, income taxes, depreciation and amortization ("EBITDA") and three-year average return on invested capital ("ROIC"), with further potential adjustments for three-year relative total shareholder return ("TSR")) (b) certain “make-whole” and sign-on grants, which include a mix of time-based restricted stock units and performance-based restricted stock units subject to EBITDA and ROIC, with further potential adjustments for TSR (c) a special strategic grant which, upon grant, included performance-based restricted stock units subject to the performance of the Company’s e-commerce and loyalty platforms (which performance period has been completed, and are now subject to time-based vesting), (d) special performance grants which include time-based restricted stock units, and (e) non-employee director equity awards, which include time-based restricted stock units.
Total compensation costs recorded for employees and non-employee directors for the three months ended July 31, 2022 and 2021, respectively, were $16,185 and $8,623, related entirely to restricted stock unit awards. As of July 31, 2022, there was $61,052 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2026. No stock option awards have been granted under the 2018 Plan.

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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled McColley v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015 to the present. On March 31, 2021, the Court granted conditional certification, and to-date, approximately 2,001 current and/or former Store Managers (representing less than 1/3 of those eligible) have opted to participate in the lawsuit. The Company believes that adequate provisions have been made for probable losses related to this matter, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend the matter.
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

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $10,259 at April 30, 2022. At July 31, 2022, gross unrecognized tax benefits were $11,309. If this unrecognized tax benefit were ultimately recognized, $8,934 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $424 at July 31, 2022, and $371 at April 30, 2022. Net interest and penalties included in income tax expense for the three months ended July 31, 2022, was a net expense of $53 and a net expense of $51 for the same period in 2021.
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
The federal statute of limitations remains open for the tax years 2018 and forward. Tax years 2013 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.    Segment Reporting
As of July 31, 2022, we operated 2,454 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey’s" and “Casey’s General Store” (collectively, with the stores below referenced as "GoodStop" or "Bucky's", as the "Company" or “Stores”) throughout 16 states, over half of which are located in Iowa, Missouri and Illinois. As of July 31, 2022, there were a total of 2,454 stores in operation.
All convenience stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. In addition, all but four offer fuel for sale on a self-service basis. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores. As of July 31, 2022, 203 store locations offered car washes.
During the prior fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, drinks, tobacco products, and other essentials. However, such locations typically do not have a kitchen and have limited prepared food offerings. As of July 31, 2022, 46 stores operate under the "GoodStop" brand.
Additionally, the Company is temporarily operating certain locations acquired from Buchanan Energy in the prior year under the name, "Bucky's." The Company is in the process of transitioning all "Bucky's" locations to either the "Casey's" or "GoodStop" brand. The Company also operates two stores selling primarily tobacco products, one grocery store, and one liquor store.
The Company acquired a dealer network from Buchanan Energy during the 2022 fiscal year. As of July 31, 2022, there were 75 dealer locations where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's. Approximately 2% of total revenue for the three-months ended July 31, 2022 relates to this dealer network.
Approximately 51% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 25% of all stores were opened in communities with populations exceeding 20,000 persons. The Company operates three distribution centers (in Ankeny, Iowa adjacent to our corporate headquarters, which we refer to as our Store Support Center, in Terre Haute, Indiana, and in Joplin, Missouri) from which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores. As of July 31, 2022, the Company leased a combination of land and/or building at 114 locations.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $4.09 for the first quarter of fiscal 2023. For the same quarter a year-ago, diluted earnings per common share was $3.19.
The following table represents the roll forward of store growth through the first quarter of fiscal 2023:

Store Count
Total stores at April 30, 2022	2,452
New store construction	2
Acquisitions	1
Acquisitions not opened	(1)
Prior acquisitions opened	1
Closed	(1)
Total stores at July 31, 2022	2,454
COVID-19 and Related Impacts
Throughout the last two years, the Company has continued to adapt to the challenges caused or contributed to by COVID-19 and its new and unpredictable variants. The ongoing challenges include, but are not limited to, a stressed labor market, as it became increasingly challenging to find, hire and retain store Team Members. In response, the Company held two large-scale hiring events during the prior fiscal year, each of which led to the onboarding of a significant number of Team Members to support our stores. In addition, the Company saw increasing wage pressure, as wages across the convenience store, restaurant and retail industries in general continued to rise, which has directly contributed to increased operating expenses. The Company expects to see these labor challenges continue throughout the 2023 fiscal year. COVID-19 also continues to pressure our supply chain, and the supply chains of our suppliers. While the Company has been successful in hiring and retaining drivers, some supplier networks have been challenged by a lack of drivers, which in some cases has led to delays in deliveries to our distribution centers and stores. Other supply chain challenges have included the unavailability of certain products from our suppliers, which has led to these products being out of stock or not available at all. The Company also expects these issues to continue throughout the 2023 fiscal year.
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
Fuel Volatility
Since the beginning of the COVID-19 pandemic, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile. Initially, at the outset of the pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the COVID-19 pandemic, prices began to modestly increase over time. More recently, during the end of the Company’s 2022 fiscal year, oil and fuel prices saw a quick and dramatic increase, in part, as a result of the conflict in Ukraine, as well as other macroeconomic conditions, which also directly impacts the retail price of fuel that we sell at our stores. The increased oil and fuel prices continued into the first quarter of fiscal 2023. Beginning in the middle of June and continuing through the end of the quarter, oil and fuel prices have begun to decrease, but still remain elevated compared to historical levels. In part as a result of the increases in the retail price of fuel, we saw an overall reduction in same-store fuel gallons sold during the quarter, compared to the prior year.
In addition, since the beginning of the COVID-19 pandemic, the Company, and the fuel industry as a whole, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees). Although this has remained relatively consistent since that time, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees) will remain elevated from pre-COVID-19 pandemic levels for the foreseeable future, it is possible that increased oil and fuel prices, rising interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's is in the early stages of developing a more robust electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increase demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. The Company has installed 126 charging stations at 27 stores, across 10 states. Our current implementation strategy is designed to selectively install charging stations in locations within our footprint where we see higher levels of consumer EV usage. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to integrate charging station options at our nearby stores.
The Company also remains committed to offering renewable fuel options at our stores. Currently, 100% of our stores offer fuel with at least 10% of blended ethanol and 44% of our stores offer biodiesel. Every new store has the capability to sell higher blended ethanol, and we aim to continue growing sales of renewable fuels throughout our footprint.
Same-Store Sales
Same-store sales is a common metric used in the convenience store industry. We define same-store sales as the total sales increase (or decrease) for stores open during the full time of both periods being presented. When comparing data, the store must be open for each entire fiscal period being compared. Remodeled stores that remained open or were closed for just a very brief period of time (i.e., less than a week) during the period being compared remain in the same-store sales comparison. If a store is replaced, either at the same location (i.e., razed and rebuilt) or relocated to a new location, it is removed from the comparison until the new store has been open for each entire period being compared. Newly constructed and acquired stores do not enter the calculation until they are open for each entire period being compared.
The first quarter results reflected a 2.3% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 44.7 cents per gallon, compared to 35.1 cents per gallon in the same quarter a year ago. Same-store gallons sold were negatively impacted by higher fuel prices. The Company sold 10.7 million renewable fuel credits for $17.7 million during the quarter, compared to the sale of 11.3 million renewable fuel credits in the first quarter of the prior year, which generated $18.7 million.

Same-store sales of grocery and general merchandise increased 5.5% and prepared food and dispensed beverage increased 8.4% during the quarter. The increase in grocery and general merchandise same-store sales was primarily due to stronger sales of packaged beverages and grocery items, such as salty snacks and candy. The increase in prepared food and dispensed beverage same-store sales was attributable to improved sales in pizza slices, as well as breakfast sandwiches and burritos. Both categories were also impacted favorably by strategic retail price adjustments.
Three Months Ended July 31, 2022 Compared to
Three Months Ended July 31, 2021
(Dollars and Amounts in Thousands)

Three Months Ended July 31, 2022	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$3,096,342	$923,064	$343,553	$91,685	$4,454,644
Revenue less cost of goods sold (excluding depreciation and amortization)	$308,188	$313,307	$190,953	$23,802	$836,250
	10.0%	33.9%	55.6%	26.0%	18.8%
Fuel gallons	689,467

Three Months Ended July 31, 2021	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$1,967,155	$835,485	$308,440	$70,914	$3,181,994
Revenue less cost of goods sold (excluding depreciation and amortization)	$234,474	$275,408	$188,106	$25,899	$723,887
	11.9%	33.0%	61.0%	36.5%	22.7%
Fuel gallons	667,534

Total revenue for the first quarter of fiscal 2023 increased by $1,272,650 (40.0%) over the comparable period in fiscal 2022. Total revenues were impacted favorably by operating 74 more stores than a year ago, elevated retail fuel prices, and strategic retail price adjustments. Retail fuel sales increased by $1,129,187 (57.4%) as the average retail price per gallon increased 52.4%, and the number of gallons sold increased by 21,933 (3.3%). During this same period, retail sales of grocery and general merchandise increased by $87,579 (10.5%), due to strong sales of packaged beverages, salty snacks, and candy. Prepared food and dispensed beverage sales increased by $35,113 (11.4%), due to increased sales of pizza slices, as well as breakfast sandwiches and burritos.
The other revenue category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition in the prior year, we acquired a dealer network where Casey’s manages fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the other category and is presented gross of applicable costs. Other revenues increased $20,771 (29.3%) for the first quarter of fiscal 2023 compared to the prior year, primarily attributable to the dealer network. The increase in dealer network revenue was due to the higher wholesale price of fuel.
Revenue less cost of goods sold (excluding depreciation and amortization) was 18.8% of revenue for the first quarter of fiscal 2023, compared to 22.7% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 10.0% of fuel revenue during the first quarter of fiscal 2023, compared to 11.9% in the first quarter of the prior year, largely attributable to higher average retail price of fuel per gallon. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon increased to 44.7 cents in the first quarter of fiscal 2023, compared to 35.1 cents for the comparable period in the prior year, given the favorable environment due to falling wholesale costs in the second half of the quarter.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 33.9% of revenue, from 33.0% of revenue for the comparable period in the prior year. The current year percentage was positively impacted by joint strategic business planning with vendor partners and strategic retail price adjustments. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 55.6% of revenue, compared to 61.0% of revenue for the comparable period in the prior year, primarily due to higher ingredient costs, notably cheese, which was partially offset by retail price adjustments.

Operating expenses increased $64,343 (13.4%) in the first quarter of fiscal 2023 from the comparable period in the prior year. Approximately 4% of the increase is due to operating 74 more stores than prior year. Approximately 3% of the change is due to an increase in same-store credit card fees from higher retail fuel prices and 2% is due to higher long-term incentive compensation. Same-store operating expense excluding credit card fees was up 3%, impacted favorably by a 2% reduction in same-store labor hours.
Depreciation and amortization expense increased by 0.5% to $76,295 in the first quarter of fiscal 2023 from $75,888. The increase was primarily due to operating 74 more stores than a year ago and capital expenditures during the previous twelve months, offset by a decrease in accelerated depreciation, which was recorded in the prior year on equipment replaced in remodels.
The effective tax rate increased to 24.6% in the first quarter of fiscal 2023 compared to 23.3% in the same period of fiscal 2022. The increase in the effective tax rate was driven by a decrease in excess tax benefits recognized on share-based awards (200 basis points) and a one-time benefit in the prior year from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the quarter (100 basis points). The effect of these unfavorable items was partially offset by a one-time expense in the prior year to update the state deferred tax rate following the Buchanan Energy and Circle K transactions (200 basis points).
Net income increased by $33,773 (28.3%) to $152,932 from $119,159 in the comparable period in the prior year. The increase in net income was primarily attributable to increased fuel and merchandise contribution, offset by higher operating expenses driven primarily from operating 74 more stores than a year ago and an increase in credit card fees primarily due to the record high retail price of fuel.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2022 and 2021:

	Three months ended
	July 31, 2022	July 31, 2021
Net income	$152,932	$119,159
Interest, net	13,816	13,730
Federal and state income taxes	49,936	36,182
Depreciation and amortization	76,295	75,888
EBITDA	$292,979	$244,959
Loss (gain) on disposal of assets and impairment charges	230	(1,770)
Adjusted EBITDA	$293,209	$243,189
For the three months ended July 31, 2022, EBITDA and Adjusted EBITDA increased 19.6% and 20.6%, respectively, when compared to the same period a year ago. The increases in EBITDA and Adjusted EBITDA are primarily attributable to increased fuel and merchandise contribution, offset by higher operating expenses driven primarily from operating 74 more stores than a year ago and an increase in credit card fees primarily due to the record high retail price of fuel.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2022, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2022.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2022, the Company’s ratio of current assets to current liabilities was 0.96 to 1. The ratio at July 31, 2021 and April 30, 2022 was 0.91 to 1 and 0.80 to 1, respectively. The increase in the ratio from the prior year is primarily attributable to an increase in cash and cash equivalents due to strong free cash flows.
Management believes that the availability under the Bank Line of approximately $19,000 and the Revolving Facility of $450,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $34,647 (14.3%) in the three months ended July 31, 2022 from the comparable period in the prior year, primarily due to an increase in net income. Cash used in investing in the three months ended July 31, 2022 decreased $566,219 over prior year, due primarily to cash paid for the acquisition of Buchanan Energy for $571,725, and 48 Circle K stores for $41,416 in the prior year. Cash used in financing decreased $309,763, primarily due to the $300,000 draw on the Term Loan Facilities in the prior year.
Purchases of property and equipment and payments for acquisitions of businesses typically represent the largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first three months of fiscal 2023, the Company expended $83,135, compared to $662,336 for the comparable period in the prior year related to these activities. The decrease from the prior year is due to the Buchanan Energy and Circle K acquisitions, occurring in the prior year.
As of July 31, 2022, the Company had long-term debt consisting of:

Finance lease liabilities	$73,980
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	135,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate Term Loan Facilities, requiring quarterly installments ending January 6, 2026	265,625
Less debt issuance costs	(1,866)
1,672,739
Less current maturities	(33,562)
$1,639,177
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

Cautionary Statements

This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflict in Ukraine and COVID-19 on our business. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30, 2022:
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
Growth Strategies: We may experience difficulties implementing and realizing the results of our long-term strategic plan; and, we may not be able to identify, acquire, and integrate new properties and stores, which could adversely affect our ability to grow our business
Common Stock: The market price for our common stock has been and may in the future be volatile, which could cause the value of your investment to decline; any issuance of shares of our common stock in the future could have a dilutive effect on your investment; and, Iowa law and provisions in our charter documents may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of July 31, 2022, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.7 million on interest expense.
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
Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter
May 1 - May 31, 2022	—	$—	—	$400,000,000
June 1 - June 30, 2022	—	—	—	400,000,000
July 1 - July 31, 2022	—	—	—	400,000,000
Total	—	$—	—	$400,000,000
    On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other expenses (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2a	Sixth-Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(a) to Form 8-K filed December 7, 2020)
10.1	Amended and Restated Employment Agreement, dated July 25, 2022, between the Company and Darren M. Rebelez (incorporated by reference to Exhibit 10.1 to Form 8 K filed July 29, 2022)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 7, 2022	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)