Form 10-Q
period 2022-10-31
CASEYS GENERAL STORES INC
filed 2022-12-06
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2022
Common stock, no par value per share	37,258,622 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2022	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$414,798	$158,878
Receivables	157,491	108,028
Inventories	393,320	396,199
Prepaid expenses	27,734	17,859
Income taxes receivable	—	44,071
Total current assets	993,343	725,035
Other assets, net of amortization	177,593	187,219
Goodwill	612,934	612,934
Property and equipment, net of accumulated depreciation of $2,530,393 at October 31, 2022 and $2,425,709 at April 30, 2022	4,006,594	3,980,542
Total assets	$5,790,464	$5,505,730

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$33,996	$24,466
Accounts payable	587,030	588,783
Accrued expenses	298,962	291,429
Income taxes payable	1,310	—
Total current liabilities	921,298	904,678
Long-term debt and finance lease obligations, net of current maturities	1,639,580	1,663,403
Deferred income taxes	545,756	520,472
Deferred compensation	11,668	12,746
Insurance accruals, net of current portion	29,816	27,957
Other long-term liabilities	129,530	135,636
Total liabilities	3,277,648	3,264,892
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	89,669	79,412
Retained earnings	2,423,147	2,161,426
Total shareholders’ equity	2,512,816	2,240,838
Total liabilities and shareholders' equity	$5,790,464	$5,505,730
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Total revenue	$3,978,575	$3,262,942	$8,433,219	$6,444,935
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	3,167,633	2,545,352	6,786,027	5,003,458
Operating expenses	539,207	500,644	1,082,478	979,572
Depreciation and amortization	78,117	74,258	154,412	150,146
Interest, net	13,502	13,520	27,318	27,250
Income before income taxes	180,116	129,168	382,984	284,509
Federal and state income taxes	42,561	32,337	92,497	68,519
Net income	$137,555	$96,831	$290,487	$215,990
Net income per common share
Basic	$3.69	$2.61	$7.80	$5.81
Diluted	$3.67	$2.59	$7.75	$5.78
Basic weighted average shares outstanding	37,277,080	37,162,984	37,250,580	37,144,744
Plus effect of stock compensation	246,679	205,669	215,335	205,669
Diluted weighted average shares outstanding	37,523,759	37,368,653	37,465,915	37,350,413

Dividends declared per share	$0.38	$0.35	$0.76	$0.69
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
Net income	—	—	152,932	152,932
Dividends declared (38 cents per share)	—	—	(14,431)	(14,431)
Share-based compensation (net of tax withholding on employee share-based awards)	138,132	707	—	707
Balance at July 31, 2022	37,249,799	80,119	2,299,927	2,380,046
Net income	—	—	137,555	137,555
Dividends declared (38 cents per share)	—	—	(14,335)	(14,335)
Share-based compensation (net of tax withholding on employee share-based awards)	8,823	9,550	—	9,550
Balance at October 31, 2022	37,258,622	$89,669	$2,423,147	$2,512,816

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	119,159	119,159
Dividends declared (34 cents per share)	—	—	(12,680)	(12,680)
Exercise of stock options	3,000	133	—	133
Share-based compensation (net of tax withholding on employee share-based awards)	149,368	(8,626)	—	(8,626)
Balance at July 31, 2021	37,102,246	50,458	1,980,207	2,030,665
Net income	—	—	96,831	96,831
Dividends declared (35 cents per share)	—	—	(13,118)	(13,118)
Share-based compensation (net of tax withholding on employee share-based awards)	6,557	8,756	—	8,756
Balance at October 31, 2021	37,108,803	$59,214	$2,063,920	$2,123,134
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2022	2021
Cash flows from operating activities:
Net income	$290,487	$215,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,412	150,146
Amortization of debt issuance costs	691	717
Share-based compensation	25,875	17,500
Loss (gain) on disposal of assets and impairment charges	4,791	(1,707)
Deferred income taxes	25,284	58,073
Changes in assets and liabilities:
Receivables	(49,463)	(8,087)
Inventories	3,023	(39,531)
Prepaid expenses	(9,875)	(13,698)
Accounts payable	(14,330)	87,831
Accrued expenses	6,224	(6,134)
Income taxes	46,707	(6,898)
Other, net	2,273	1,175
Net cash provided by operating activities	486,099	455,377
Cash flows from investing activities:
Purchase of property and equipment	(177,327)	(123,518)
Payments for acquisition of businesses, net of cash acquired	(2,692)	(626,126)
Proceeds from sales of assets	10,052	21,890
Net cash used in investing activities	(169,967)	(727,754)
Cash flows from financing activities:
Proceeds from long-term debt	—	300,000
Payments of long-term debt	(17,302)	(9,750)
Payments of debt issuance costs	—	(249)
Proceeds from exercise of stock options	—	133
Payments of cash dividends	(27,292)	(25,234)
Tax withholdings on employee share-based awards	(15,618)	(17,370)
Net cash (used in) provided by financing activities	(60,212)	247,530

Net increase (decrease) in cash and cash equivalents	255,920	(24,847)
Cash and cash equivalents at beginning of the period	158,878	336,545
Cash and cash equivalents at end of the period	$414,798	$311,698

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2022	2021
Cash paid during the period for:
Interest, net of amount capitalized	$25,077	$25,076
Income taxes, net	17,696	14,937

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	59,236	50,713
Right-of-use assets obtained in exchange for new finance lease liabilities	2,119	47,775
Right-of-use assets obtained in exchange for new operating lease liabilities	1,163	40,944
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,463 convenience stores in 16 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2022 and April 30, 2022, the results of operations for the three and six months ended October 31, 2022 and 2021, and shareholders' equity and cash flows for the six months ended October 31, 2022 and 2021. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the Form 10-K for the year ended April 30, 2022 for our consideration of new accounting pronouncements.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and general merchandise, prepared food and dispensed beverage and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated financial statements.
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of October 31, 2022 and April 30, 2022, the Company recognized a contract liability of $48,637 and $41,577, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of October 31, 2022 and April 30, 2022, the Company recognized a liability of $15,656 and $15,509, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.
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

The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances, vendor rebates, and RINs. Warehousing costs are recorded within operating expenses on the condensed consolidated statements of income.

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,409,000 and $1,508,000 at October 31, 2022 and April 30, 2022, respectively. The fair value calculated excludes finance lease obligations of $74,694 and $74,234 outstanding at October 31, 2022 and April 30, 2022, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Revolving Facility
The Company has a committed unsecured revolving credit facility in the aggregate principal amount of $450,000 (the "Revolving Facility"). The maturity date for the Revolving Facility is January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.50%), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00%, plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as calculated as set forth in the Revolving Facility's underlying credit agreement. The Company had $0 outstanding under the Revolving Facility at October 31, 2022 and April 30, 2022.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability up to $25,000. The $25,000 availability under the Bank Line is encumbered by letters of credits totaling $5,959. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at October 31, 2022 and April 30, 2022. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Company's shareholders on September 5, 2018.
Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At October 31, 2022, there were 1,627,344 shares available for grant under the 2018 Plan.
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
Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table:

Unvested at April 30, 2022	526,394
Granted	159,829
Vested	(226,558)
Forfeited	(10,051)
Performance Award Adjustments	62,028
Unvested at October 31, 2022	511,642
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
Total compensation costs recorded for employees and non-employee directors for the six months ended October 31, 2022 and 2021, respectively, were $25,875 and $17,500, related entirely to restricted stock unit awards. As of October 31, 2022, there was $51,403 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2026. No stock option awards have been granted under the 2018 Plan.

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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled McColley v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015 to the present. On March 31, 2021, the Court granted conditional certification, and to-date, approximately 1,950 current and/or former Store Managers (representing less than 1/3 of those eligible) remain opted-in to participate in the lawsuit. The Company believes that adequate provisions have been made for probable losses related to this matter, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend the matter.
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

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $10,259 at April 30, 2022. At October 31, 2022, gross unrecognized tax benefits were $12,226. If this unrecognized tax benefit were ultimately recognized, $9,658 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $483 at October 31, 2022, and $371 at April 30, 2022. Net interest and penalties included in income tax expense for the six months ended October 31, 2022, was a net expense of $112 and a net expense of $118 for the same period in 2021.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Michigan is currently examining tax years 2017, 2018, 2019 and 2020. The Company has no other ongoing federal or state income tax examinations. At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $2,100 during the next twelve months mainly due to the expiration of certain statute of limitations.
The federal statute of limitations remains open for the tax years 2018 and forward. Tax years 2013 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.    Segment Reporting
As of October 31, 2022, we operated 2,463 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey’s" and “Casey’s General Store” (collectively, with the stores below referenced as "GoodStop" or "Bucky's", as the "Company" or “Stores”) throughout 16 states, over half of which are located in Iowa, Missouri and Illinois. As of October 31, 2022, there were a total of 2,463 stores in operation.
All convenience stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. In addition, all but four offer fuel for sale on a self-service basis. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores. As of October 31, 2022, 200 store locations offered car washes.
During the prior fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, drinks, tobacco products, and other essentials. However, such locations typically do not have a kitchen and have limited prepared food offerings. As of October 31, 2022, 42 stores operate under the "GoodStop" brand.
Additionally, the Company is temporarily operating certain locations acquired from Buchanan Energy in the prior year under the name, "Bucky's." The Company is in the process of transitioning all "Bucky's" locations to either the "Casey's" or "GoodStop" brand. The Company also operates two stores with our typical inside products, but no fuel offerings, two stores selling primarily tobacco products, one grocery store, and one liquor store.
The Company acquired a dealer network from Buchanan Energy during the 2022 fiscal year. As of October 31, 2022, there were 75 dealer locations where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's. Approximately 1% of total revenue for the six-months ended October 31, 2022 relates to this dealer network.
Approximately 50% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 25% of all stores were opened in communities with populations exceeding 20,000 persons. The Company operates three distribution centers (in Ankeny, Iowa adjacent to our corporate headquarters, which we refer to as our Store Support Center, in Terre Haute, Indiana, and in Joplin, Missouri) from which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores. As of October 31, 2022, the Company leased a combination of land and/or building at 114 locations.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $3.67 for the second quarter of fiscal 2023. For the same quarter a year-ago, diluted earnings per common share was $2.59.
The following table represents the roll forward of store growth through the second quarter of fiscal 2023:

Store Count
Total stores at April 30, 2022	2,452
New store construction	9
Acquisitions	3
Acquisitions not opened	(2)
Prior acquisitions opened	2
Closed	(1)
Total stores at October 31, 2022	2,463
COVID-19 and Related Impacts
The Company expects general labor challenges and related shortages, which were initially caused or contributed to by the COVID-19 pandemic, to continue throughout the 2023 fiscal year. While the Company has been successful in hiring and retaining store team members and drivers, some supplier networks have been challenged by a lack of their own drivers, which in some cases has led to delays in deliveries to our distribution centers and stores. Other supply chain challenges have included the unavailability of certain products from our suppliers, which has led to these products being out of stock or not available at all. The Company expects these challenges to continue throughout the 2023 fiscal year

The initial onset of COVID-19 also caused a significant decrease in store traffic across our entire footprint. While store traffic has markedly increased as the economy reopened over the past two or so years, the Company has not seen a full return to store traffic levels experienced prior to the pandemic. The Company believes this is largely contributed to by the increased prevalence and acceptance across all industries of working from home, a trend which the Company expects to continue into the foreseeable future.
While COVID-19 will continue to bring challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to navigate the lingering impacts or the pandemic.
Fuel Volatility
Since the beginning of the COVID-19 pandemic, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile. Initially, at the outset of the pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the COVID-19 pandemic, prices began to modestly increase over time. More recently, during the end of the Company’s 2022 fiscal year, oil and fuel prices saw a quick and dramatic increase, in part, as a result of the conflict in Ukraine, as well as other macroeconomic conditions, which also directly impacts the retail price of fuel that we sell at our stores. Generally, increased oil and fuel prices continued into the second quarter of fiscal 2023, and while they have decreased from levels seen throughout the 2022 fiscal year, they remain elevated compared to historical levels. The Company expects these higher prices to remain throughout the 2023 fiscal year.
In addition, during the past three calendar years, the Company, and the retail fuel industry as a whole, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees). Although this has remained relatively consistent since that time, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization and credit card fees) will remain elevated from prior levels for the foreseeable future, it is possible that increased oil and fuel prices, rising interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's is in the early stages of developing a more robust electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 16-state footprint. The Company has installed 138 charging stations at 29 stores, across 10 states. Our installation strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, 100% of our stores offer fuel with at least 10% of blended ethanol and 43% of our stores offer biodiesel. Every new store has the capability to sell higher blended ethanol, and we aim to continue growing sales of renewable fuels throughout our footprint.
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
The second quarter results reflected a 0.3% increase in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 40.5 cents per gallon, compared to 34.7 cents per gallon in the same quarter a year ago. The Company sold 6.4 million renewable fuel credits for $11.1 million during the quarter, compared to the sale of 4.2 million renewable fuel credits in the second quarter of the prior year, which generated $6.2 million.
Same-store sales of grocery and general merchandise increased 6.9% and prepared food and dispensed beverage increased 10.5% during the quarter. The increase in grocery and general merchandise same-store sales was primarily due to stronger sales of alcoholic and non-alcoholic beverages, as well as salty snacks and candy. The increase in prepared food and dispensed beverage same-store sales was attributable to improved sales in pizza slices and whole pies. Both categories were also impacted favorably by strategic retail price adjustments.
Three Months Ended October 31, 2022 Compared to
Three Months Ended October 31, 2021
(Dollars and Amounts in Thousands)

Three Months Ended October 31, 2022	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$2,635,920	$917,176	$351,260	$74,219	$3,978,575
Revenue less cost of goods sold (excluding depreciation and amortization)	$284,407	$305,250	$199,224	$22,061	$810,942
	10.8%	33.3%	56.7%	29.7%	20.4%
Fuel gallons	702,043

Three Months Ended October 31, 2021	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$2,048,831	$829,484	$309,504	$75,123	$3,262,942
Revenue less cost of goods sold (excluding depreciation and amortization)	$231,883	$275,940	$187,498	$22,269	$717,590
	11.3%	33.3%	60.6%	29.6%	22.0%
Fuel gallons	668,757

Total revenue for the second quarter of fiscal 2023 increased by $715,633 (21.9%) over the comparable period in fiscal 2022. Total revenues were impacted favorably by operating 83 more stores than a year ago, elevated retail fuel prices, and strategic retail price adjustments. Retail fuel sales increased by $587,089 (28.7%) as the average retail price per gallon increased 22.6%, and the number of gallons sold increased by 33,286 (5.0%). During this same period, retail sales of grocery and general merchandise increased by $87,692 (10.6%), due to strong sales of packaged beverages, salty snacks, and candy. Prepared food and dispensed beverage sales increased by $41,756 (13.5%), due to increased sales of pizza slices and whole pies.
The other revenue category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition in the prior year, we acquired a dealer network where Casey’s manages fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the other category and is presented gross of applicable costs. Other revenues decreased $904 (1.2%) for the second quarter of fiscal 2023 compared to the prior year.
Revenue less cost of goods sold (excluding depreciation and amortization) was 20.4% of revenue for the second quarter of fiscal 2023, compared to 22.0% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 10.8% of fuel revenue during the second quarter of fiscal 2023, compared to 11.3% in the second quarter of the prior year, largely attributable to the higher average retail price of fuel per gallon. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon increased to 40.5 cents in the second quarter of fiscal 2023, compared to 34.7 cents for the comparable period in the prior year.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was consistent at 33.3% of revenue. The current year percentage was positively impacted by joint strategic business planning with vendor partners and strategic retail price adjustments, which was offset by inflationary pressures. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 56.7% of revenue, compared to 60.6% of revenue for the comparable period in the prior year, primarily due to higher ingredient costs, notably cheese, which was partially offset by retail price adjustments.
Operating expenses increased $38,563 (7.7%) in the second quarter of fiscal 2023 from the comparable period in the prior year. Over 2% of the increase is due to operating 83 more stores than prior year and over 1% of the change is related to an increase in same-store credit card fees from higher retail fuel prices. Approximately 1% of the increase was due to a non-cash impairment charge and approximately 1% of the increase is from internal fuel expense related to grocery self-distribution. Same-store operating expense excluding credit card fees was up 1%, benefited by a 3% reduction in same-store hours.

Depreciation and amortization expense increased by 5.2% to $78,117 in the second quarter of fiscal 2023 from $74,258. The increase was primarily due to operating 83 more stores than a year ago and capital expenditures during the previous twelve months.
The effective tax rate decreased to 23.6% in the second quarter of fiscal 2023 compared to 25.0% in the same period of fiscal 2022. The decrease in the effective tax rate was primarily due to a one-time benefit from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the quarter.
Net income increased by $40,724 (42.1%) to $137,555 from $96,831 in the comparable period in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, which was partially offset by higher operating expenses due to operating 83 more stores than a year ago, an increase in store operations cost, as well as increased credit card fees resulting from the higher retail price of fuel.

Six Months Ended October 31, 2022 Compared to
Six Months Ended October 31, 2021
(Dollars and Amounts in Thousands)

Six Months Ended October 31, 2022	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$5,732,262	1,840,240	694,813	165,904	8,433,219
Revenue less cost of goods sold (excluding depreciation and amortization)	592,595	618,557	390,177	45,863	1,647,192
	10.3%	33.6%	56.2%	27.6%	19.5%
Fuel gallons	1,391,510

Six Months Ended October 31, 2021	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$4,015,986	$1,664,969	$617,944	$146,036	$6,444,935
Revenue less cost of goods sold (excluding depreciation and amortization)	$466,358	$551,348	$375,604	$48,167	$1,441,477
	11.6%	33.1%	60.8%	33.0%	22.4%
Fuel gallons	1,336,291
Total revenue for the first six months of fiscal 2023 increased by $1,988,284 (30.9%) over the comparable period in fiscal 2022. Total revenues were impacted favorably by operating 83 more stores than a year ago, elevated retail fuel prices, and strategic retail price adjustments. Retail fuel sales increased by $1,716,276 (42.7%) as the average retail price per gallon increased 37.1%, and the number of gallons sold increased 55,219 (4.1%). During this same period, retail sales of grocery and general merchandise increased by $175,271 (10.5%) due to strong sales of packaged beverages, salty snacks, and candy. Prepared food and dispensed beverage sales increased by $76,869 (12.4%) driven by increased sales of pizza slices, whole pies, and the breakfast menu relaunch. Other revenues increased $19,868 (13.6%) through the second quarter of fiscal 2023 compared to the prior year, driven primarily by activity related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 19.5% of revenue for the first six months of fiscal 2023, compared to 22.4% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 10.3% of fuel revenue for the first six months of fiscal 2023, compared to 11.6% for the first six months of the prior year, largely attributable to the higher average retail price of fuel per gallon. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon was 42.6 cents for the first six months of fiscal 2023 compared to 34.9 cents in the prior year.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 33.6% of grocery and general merchandise revenue, compared to 33.1% in the prior year. The current year percentage was positively impacted by joint strategic business planning with vendor partners and strategic retail price adjustments, offset by inflationary pressures. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 56.2% of revenue, compared to 60.8% in the prior year, primarily due to higher ingredient costs, notably cheese, and higher levels of stales, which were partially offset by retail price adjustments.

Operating expenses increased by $102,906 (10.5%) in the first six months of fiscal 2023 from the comparable period in the prior year. Over 3% of the increase is due to store growth. Approximately 2% of the increase is related to same-store operations excluding employee expenses and credit card fees. Additionally, 2% of the change is attributable to an increase in same-store credit card fees from higher retail fuel prices. Same-store operating expenses benefited from a greater than 2% reduction in same-store labor hours.
Depreciation and amortization expense increased 2.8% to $154,412 for the first six months of fiscal 2023 from $150,146 for the comparable period in the prior year. The increase was primarily due to operating 83 more stores than a year ago and capital expenditures during the previous twelve months, offset by a decrease in accelerated depreciation, which was recorded in the prior year on equipment replaced in remodels.
The effective tax rate increased to 24.2% in the first six months of the fiscal year compared to 24.1% in the same period of the prior fiscal year. The increase in the effective tax rate was driven by a decrease in excess tax benefits recognized on share-based awards, offset by a one-time expense in the prior year to update the state deferred tax rate following the Buchanan Energy and Circle K transactions.
Net income increased by $74,497 (34.5%) to $290,487 from $215,990 in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, which was partially offset by higher operating expenses due to operating 83 more stores than a year ago, an increase in store operations cost, as well as increased credit card fees resulting from the higher retail price of fuel.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended October 31, 2022 and 2021:

	Three months ended		Six months ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Net income	$137,555	$96,831	$290,487	$215,990
Interest, net	13,502	13,520	27,318	27,250
Federal and state income taxes	42,561	32,337	92,497	68,519
Depreciation and amortization	78,117	74,258	154,412	150,146
EBITDA	$271,735	$216,946	$564,714	$461,905
Loss (gain) on disposal of assets and impairment charges	4,561	63	4,791	(1,707)
Adjusted EBITDA	$276,296	$217,009	$569,505	$460,198
For the three months ended October 31, 2022, EBITDA and Adjusted EBITDA increased 25.3% and 27.3%, respectively, when compared to the same period a year ago. For the six months ended October 31, 2022, EBITDA and Adjusted EBITDA increased 22.3% and 23.8%, respectively, when compared to the same period a year ago. The increases in EBITDA and Adjusted EBITDA are primarily attributable to increased fuel and inside contribution, offset by higher operating expenses driven primarily from operating 83 more stores than a year ago, an increase in store operations cost, and an increase in credit card fees primarily due to the record high retail price of fuel.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2022, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2022.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2022, the Company’s ratio of current assets to current liabilities was 1.08 to 1. The ratio at October 31, 2021 and April 30, 2022 was 0.99 to 1 and 0.80 to 1, respectively. The increase in the ratio from the prior year is primarily attributable to an increase in cash and cash equivalents due to strong free cash flows.
Management believes that the availability under the Bank Line of approximately $19,000 and the Revolving Facility of $450,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $30,722 (6.7%) in the six months ended October 31, 2022 from the comparable period in the prior year, primarily due to an increase in net income, offset by changes in working capital. Cash used in investing in the six months ended October 31, 2022 decreased $557,787 over prior year, due primarily to cash paid for the acquisition of Buchanan Energy for $571,725, and 48 Circle K stores for $41,416 in the prior year. Cash provided by financing decreased $307,742, primarily due to the $300,000 draw on a term loan facility in the prior year, used to finance the acquisition of Buchanan Energy.
Purchases of property and equipment and payments for acquisitions of businesses typically represent the largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first six months of fiscal 2023, the Company expended $180,019, compared to $749,644 for the comparable period in the prior year related to these activities. The decrease from the prior year is due to the Buchanan Energy and Circle K acquisitions occurring in the prior year.
As of October 31, 2022, the Company had long-term debt consisting of:

Finance lease liabilities	$74,694
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	135,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	50,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, due January 6, 2026	265,625
Less debt issuance costs	(1,743)
1,673,576
Less current maturities	(33,996)
$1,639,580
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of October 31, 2022, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.7 million on interest expense.
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
Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter
August 1 - August 31, 2022	—	$—	—	$400,000,000
September 1 - September 30, 2022	—	—	—	400,000,000
October 1 - October 31, 2022	—	—	—	400,000,000
Total	—	$—	—	$400,000,000
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

CASEY’S GENERAL STORES, INC.

Date: December 6, 2022	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)