Form 10-Q
period 2023-01-31
CASEYS GENERAL STORES INC
filed 2023-03-07
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2023
Common stock, no par value per share	37,262,452 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2023	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$413,199	$158,878
Receivables	127,328	108,028
Inventories	387,136	396,199
Prepaid expenses	24,430	17,859
Income taxes receivable	6,111	44,071
Total current assets	958,204	725,035
Other assets, net of amortization	188,803	187,219
Goodwill	614,212	612,934
Property and equipment, net of accumulated depreciation of $2,597,268 at January 31, 2023 and $2,425,709 at April 30, 2022	4,079,398	3,980,542
Total assets	$5,840,617	$5,505,730

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$37,727	$24,466
Accounts payable	518,250	588,783
Accrued expenses	313,832	291,429
Total current liabilities	869,809	904,678
Long-term debt and finance lease obligations, net of current maturities	1,634,500	1,663,403
Deferred income taxes	544,988	520,472
Deferred compensation	11,843	12,746
Insurance accruals, net of current portion	31,298	27,957
Other long-term liabilities	141,397	135,636
Total liabilities	3,233,835	3,264,892
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	97,849	79,412
Retained earnings	2,508,933	2,161,426
Total shareholders’ equity	2,606,782	2,240,838
Total liabilities and shareholders' equity	$5,840,617	$5,505,730
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Total revenue	$3,332,555	$3,048,717	$11,765,774	$9,493,652
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,595,093	2,384,222	9,381,120	7,387,680
Operating expenses	515,735	490,997	1,598,213	1,470,569
Depreciation and amortization	78,088	75,529	232,500	225,675
Interest, net	11,697	14,431	39,015	41,681
Income before income taxes	131,942	83,538	514,926	368,047
Federal and state income taxes	31,830	19,514	124,327	88,033
Net income	$100,112	$64,024	$390,599	$280,014
Net income per common share
Basic	$2.69	$1.72	$10.48	$7.54
Diluted	$2.67	$1.71	$10.42	$7.50
Basic weighted average shares outstanding	37,281,103	37,169,213	37,261,049	37,154,883
Plus effect of stock compensation	283,448	197,370	240,459	197,370
Diluted weighted average shares outstanding	37,564,551	37,366,583	37,501,508	37,352,253

Dividends declared per share	$0.38	$0.35	$1.14	$1.04
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
Net income	—	—	152,932	152,932
Dividends declared (38 cents per share)	—	—	(14,431)	(14,431)
Share-based compensation (net of tax withholding on employee share-based awards)	138,132	707	—	707
Balance at July 31, 2022	37,249,799	80,119	2,299,927	2,380,046
Net income	—	—	137,555	137,555
Dividends declared (38 cents per share)	—	—	(14,335)	(14,335)
Share-based compensation (net of tax withholding on employee share-based awards)	8,823	9,550	—	9,550
Balance at October 31, 2022	37,258,622	89,669	2,423,147	2,512,816
Net income	—	—	100,112	100,112
Dividends declared (38 cents per share)	—	—	(14,326)	(14,326)
Share-based compensation (net of tax withholding on employee share-based awards)	3,830	8,180	—	8,180
Balance at January 31, 2023	37,262,452	$97,849	$2,508,933	$2,606,782

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	119,159	119,159
Dividends declared (34 cents per share)	—	—	(12,680)	(12,680)
Exercise of stock options	3,000	133	—	133
Share-based compensation (net of tax withholding on employee share-based awards)	149,368	(8,626)	—	(8,626)
Balance at July 31, 2021	37,102,246	50,458	1,980,207	2,030,665
Net income	—	—	96,831	96,831
Dividends declared (35 cents per share)	—	—	(13,118)	(13,118)
Share-based compensation (net of tax withholding on employee share-based awards)	6,557	8,756	—	8,756
Balance at October 31, 2021	37,108,803	59,214	2,063,920	2,123,134
Net income	—	—	64,024	64,024
Dividends declared (35 cents per share)	—	—	(13,179)	(13,179)
Share-based compensation (net of tax withholding on employee share-based awards)	2,663	11,627	—	11,627
Balance at January 31, 2022	37,111,466	$70,841	$2,114,765	$2,185,606
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2023	2022
Cash flows from operating activities:
Net income	$390,599	$280,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,500	225,675
Amortization of debt issuance costs	1,036	1,112
Share-based compensation	34,741	29,382
Loss (gain) on disposal of assets and impairment charges	5,977	(869)
Deferred income taxes	24,516	56,967
Changes in assets and liabilities:
Receivables	(19,300)	(10,006)
Inventories	9,896	(33,579)
Prepaid expenses	(6,571)	(9,444)
Accounts payable	(100,714)	(12,910)
Accrued expenses	20,869	25,543
Income taxes	39,548	263
Other, net	3,496	(15,607)
Net cash provided by operating activities	636,593	536,541
Cash flows from investing activities:
Purchase of property and equipment	(301,298)	(228,208)
Payments for acquisition of businesses, net of cash acquired	(13,202)	(863,371)
Proceeds from sales of assets	13,551	26,504
Net cash used in investing activities	(300,949)	(1,065,075)
Cash flows from financing activities:
Proceeds from long-term debt	—	450,000
Payments of long-term debt	(23,563)	(14,226)
Payments of debt issuance costs	—	(1,149)
Proceeds from exercise of stock options	—	133
Payments of cash dividends	(41,456)	(38,223)
Tax withholdings on employee share-based awards	(16,304)	(17,625)
Net cash (used in) provided by financing activities	(81,323)	378,910

Net increase (decrease) in cash and cash equivalents	254,321	(149,624)
Cash and cash equivalents at beginning of the period	158,878	336,545
Cash and cash equivalents at end of the period	$413,199	$186,921

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2023	2022
Cash paid during the period for:
Interest, net of amount capitalized	$37,765	$34,800
Income taxes, net	56,289	27,387

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	76,840	38,751
Right-of-use assets obtained in exchange for new finance lease liabilities	6,909	49,259
Right-of-use assets obtained in exchange for new operating lease liabilities	13,485	79,867
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,472 convenience stores in 16 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2023 and April 30, 2022, the results of operations for the three and nine months ended January 31, 2023 and 2022, and shareholders' equity and cash flows for the nine months ended January 31, 2023 and 2022. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the Form 10-K for the year ended April 30, 2022 for our consideration of new accounting pronouncements.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and general merchandise, prepared food and dispensed beverage and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated statements of income.
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of January 31, 2023 and April 30, 2022, the Company recognized a contract liability of $52,558 and $41,577, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of January 31, 2023 and April 30, 2022, the Company recognized a liability of $19,662 and $15,509, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.
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
Renewable identification numbers ("RINs") are assigned to gallons of renewable fuels produced and are used to track compliance with the renewable fuel standard. At times, we purchase fuel components (ethanol, gasoline, biodiesel or diesel) and blend those components into a finished product in a fuel truck. This process enables the Company to take title to the RIN assigned to each gallon of ethanol or biodiesel produced. RINs are recorded as a reduction in cost of goods sold in the period when the Company transfers the RIN. The Company does not record inventories on the balance sheet related to RINs, as they are acquired at no cost to the Company.
The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances, vendor rebates, and RINs. Warehousing costs are recorded within operating expenses on the condensed consolidated statements of income.

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,460,000 and $1,508,000 at January 31, 2023 and April 30, 2022, respectively. The fair value calculated excludes finance lease obligations of $78,222 and $74,234 outstanding at January 31, 2023 and April 30, 2022, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Revolving Facility
The Company has a committed unsecured revolving credit facility in the aggregate principal amount of $450,000 (the "Revolving Facility"). The $450,000 availability under the Revolving Facility is encumbered by letters of credits totaling $11,940. The maturity date for the Revolving Facility is January 11, 2024. Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option, either: (a) the LIBO Rate adjusted for statutory reserve requirements (but no less than 0.50%), plus a margin ranging from 1.05% to 1.85%; or (b) an alternate base rate, which is the higher of (i) the prime rate announced by the Administrative Agent, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the one-month LIBO Rate plus 1.00%, plus a margin ranging from 0.05% to 0.85%. The Revolving Facility also carries a facility fee of 0.20% to 0.40% per annum. The applicable margins and facility fee are dependent upon the Company’s Consolidated Leverage Ratio, as calculated as set forth in the Revolving Facility's underlying credit agreement. The Company had $0 outstanding under the Revolving Facility at January 31, 2023 and April 30, 2022.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability up to $25,000. The $25,000 availability under the Bank Line is encumbered by letters of credits totaling $432. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at January 31, 2023 and April 30, 2022. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”), was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At January 31, 2023, there were 1,638,934 shares available for grant under the 2018 Plan.
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

Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table:

Unvested at April 30, 2022	526,394
Granted	162,443
Vested	(232,290)
Forfeited	(21,678)
Performance Award Adjustments	62,028
Unvested at January 31, 2023	496,897
The above unvested awards reflect (a) long-term incentive compensation program grants for fiscal 2021 through 2023, which include a mix of time-based restricted stock units and performance-based restricted stock units (subject to three-year cumulative net income before net interest expense, income taxes, depreciation and amortization ("EBITDA") and three-year average return on invested capital ("ROIC"), with further potential adjustments for three-year relative total shareholder return ("TSR")) (b) certain “make-whole” and sign-on grants, which include a mix of time-based restricted stock units and performance-based restricted stock units subject to EBITDA and ROIC, with further potential adjustments for TSR, (c) special performance grants which include time-based restricted stock units, and (d) non-employee director equity awards, which include time-based restricted stock units.
Total compensation costs recorded for employees and non-employee directors for the nine months ended January 31, 2023 and 2022, respectively, were $34,741 and $29,382, related entirely to restricted stock unit awards. As of January 31, 2023, there was $40,715 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2026. No stock option awards have been granted under the 2018 Plan.

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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled McColley v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015 to the present. On March 31, 2021, the Court granted conditional certification, and to-date, approximately 1,500 current and/or former Store Managers (representing less than 1/4 of those eligible) remain opted-in to participate in the lawsuit. The Company believes that adequate provisions have been made for probable losses related to this matter, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend the matter.
During the quarter, the Company received a $15,297 one-time payment from the resolution of a legal matter. These proceeds were recognized as a reduction to operating expenses in the condensed consolidated statements of income.
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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of January 31, 2023, the forward contracts run through April 2023. The commitment under these contracts is approximately $14,500. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $10,259 at April 30, 2022. At January 31, 2023, gross unrecognized tax benefits were $12,639. If this unrecognized tax benefit were ultimately recognized, $9,985 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $550 at January 31, 2023, and $371 at April 30, 2022. Net interest and penalties included in income tax expense for the nine months ended January 31, 2023, was a net expense of $179 and a net expense of $184 for the same period in 2022.
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
The federal statute of limitations remains open for the tax years 2019 and forward. Tax years 2013 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.    Segment Reporting
As of January 31, 2023, we operated 2,472 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment. Our stores sell similar products and services, and use similar processes to sell those products and services directly to the general public. We make specific disclosures concerning the three broad merchandise categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational programs within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
Casey’s and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey’s" and “Casey’s General Store” (collectively, with the stores below referenced as "GoodStop" or "Bucky's", as the "Company" or “Stores”) throughout 16 states, over half of which are located in Iowa, Missouri and Illinois. As of January 31, 2023, there were a total of 2,472 stores in operation.
All convenience stores carry a broad selection of food (including freshly prepared foods such as pizza, donuts, and sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. In addition, all but five offer fuel for sale on a self-service basis. The Company derives its revenue primarily from the retail sale of fuel and the products offered in its stores. As of January 31, 2023, 201 store locations offered car washes.
During the prior fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, drinks, tobacco products, and other essentials. However, such locations typically do not have a kitchen and have limited prepared food offerings. As of January 31, 2023, 43 stores operate under the "GoodStop" brand.
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
The Company acquired a dealer network from Buchanan Energy during the 2022 fiscal year. As of January 31, 2023, there were 75 dealer locations where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's. Approximately 1% of total revenue for the nine-months ended January 31, 2023 relates to this dealer network.
Approximately 50% of our stores were opened in areas with populations of fewer than 5,000 persons, while approximately 25% of all stores were opened in communities with populations exceeding 20,000 persons. The Company operates three distribution centers (in Ankeny, Iowa adjacent to our corporate headquarters, which we refer to as our Store Support Center, in Terre Haute, Indiana, and in Joplin, Missouri) from which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores. As of January 31, 2023, the Company leased a combination of land and/or building at 119 locations.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $2.67 for the third quarter of fiscal 2023. Diluted EPS benefited by $0.31 due to a one-time operating expense reduction of approximately $15.3 million from the resolution of a legal matter. For the same quarter a year-ago, diluted earnings per common share was $1.71.
The following table represents the roll forward of store growth through the third quarter of fiscal 2023:

Store Count
Total stores at April 30, 2022	2,452
New store construction	16
Acquisitions	12
Acquisitions not opened	(4)
Prior acquisitions opened	2
Closed	(6)
Total stores at January 31, 2023	2,472
COVID-19 and Related Impacts
The Company expects general labor challenges and related shortages, which were initially caused or contributed to by the COVID-19 pandemic, to continue throughout the 2023 fiscal year. While the Company has been successful in hiring and retaining store team members and drivers, some supplier networks have been challenged by a lack of their own drivers, which in some cases has led to delays in deliveries to our distribution centers and stores. Other supply chain challenges have included the unavailability of certain products from our suppliers, which has led to these products being out of stock or not available at all. Although these challenges have modestly improved throughout the 2023 fiscal year, the Company expects they will periodically arise through the end of the year and into the 2024 fiscal year.
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
Fuel Volatility
Since the beginning of the COVID-19 pandemic, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile. Initially, at the outset of the pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the COVID-19 pandemic, prices began to modestly increase over time. More recently, during the end of the Company’s 2022 fiscal year, oil and fuel prices saw a quick and dramatic increase, in part, as a result of the conflict in Ukraine, as well as other macroeconomic conditions, which also directly impacts the retail price of fuel that we sell at our stores. Generally, oil and fuel prices have decreased from levels seen throughout the 2022 fiscal year, but they remain elevated compared to historical levels. The Company expects these higher prices to remain throughout the 2023 fiscal year.
In addition, during the past three calendar years, the Company, and the retail fuel industry as a whole, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization). Although this has remained relatively consistent since that time, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization) will remain elevated from prior levels for the foreseeable future, it is possible that increased oil and fuel prices, rising interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's is in the process of developing a more robust electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 16-state footprint. The Company has installed 138 charging stations at 29 stores, across 10 states. Our installation strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, almost all of our stores offer fuel with at least 10% of blended ethanol and 44% of our stores offer biodiesel. Every new store has the capability to sell higher blended ethanol, and we aim to continue growing sales of renewable fuels throughout our footprint.
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
The third quarter results reflected a 0.5% decrease in same-store fuel gallons sold, with an average fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) of 40.7 cents per gallon, compared to 38.3 cents per gallon in the same quarter a year ago. The Company sold 1.5 million RINs for $2.9 million during the quarter, compared to the sale of 7.5 million RINs in the third quarter of the prior year, which generated $10.2 million (see footnote 3, above, for a further description of RINs [renewable identification numbers] and how they are generated).

Same-store sales of grocery and general merchandise increased 5.8% and prepared food and dispensed beverage increased 5.0% during the quarter. The increase in grocery and general merchandise same-store sales was primarily due to stronger sales of alcoholic and non-alcoholic beverages, as well as snacks and candy. The increase in prepared food and dispensed beverage same-store sales was attributable to improved sales in pizza slices and donuts. Both categories were also impacted favorably by strategic retail price adjustments.
Three Months Ended January 31, 2023 Compared to
Three Months Ended January 31, 2022
(Dollars and Amounts in Thousands)

Three Months Ended January 31, 2023	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$2,157,233	$795,699	$313,524	$66,099	$3,332,555
Revenue less cost of goods sold (excluding depreciation and amortization)	$262,573	$270,925	$179,647	$24,317	$737,462
	12.2%	34.0%	57.3%	36.8%	22.1%
Fuel gallons	644,940

Three Months Ended January 31, 2022	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$1,951,422	$732,514	$292,884	$71,897	$3,048,717
Revenue less cost of goods sold (excluding depreciation and amortization)	$237,873	$234,064	$169,773	$22,785	$664,495
	12.2%	32.0%	58.0%	31.7%	21.8%
Fuel gallons	621,770

Total revenue for the third quarter of fiscal 2023 increased by $283,838 (9.3%) over the comparable period in fiscal 2022. Total revenues were impacted favorably by operating 41 more stores than a year ago, elevated retail fuel prices, and strategic retail price adjustments. Retail fuel sales increased by $205,811 (10.5%) as the average retail price per gallon increased 6.6%, and the number of gallons sold increased by 23,170 (3.7%). During this same period, retail sales of grocery and general merchandise increased by $63,185 (8.6%), due to strong sales of packaged beverages, snacks, and candy. Prepared food and dispensed beverage sales increased by $20,640 (7.0%), due to increased sales of pizza slices and donuts.
The other revenue category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition in the prior year, we acquired a dealer network where Casey’s manages fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the other category and is presented gross of applicable costs. Other revenues decreased $5,798 (8.1%) for the third quarter of fiscal 2023 compared to the prior year, driven primarily by fewer gallons sold related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.1% of revenue for the third quarter of fiscal 2023, compared to 21.8% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.2% of fuel revenue during the third quarter of fiscal 2023, consistent with the third quarter of the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon increased to 40.7 cents in the third quarter of fiscal 2023, compared to 38.3 cents for the comparable period in the prior year.
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 34.0% of revenue for the third quarter of fiscal 2023, compared to 32.0% for the comparable period in the prior year, largely attributable to a favorable mix shift to higher margin items like energy drinks and candy, as well as private label products. Additionally, the current year percentage was positively impacted by joint strategic business planning with vendor partners and strategic retail price adjustments, offset by inflationary pressures. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 57.3% of revenue, compared to 58.0% of revenue for the comparable period in the prior year, primarily due to higher ingredient costs, notably cheese, which was partially offset by retail price adjustments.

Operating expenses increased $24,738 (5.0%) in the third quarter of fiscal 2023 from the comparable period in the prior year. A one-time benefit from the resolution of a legal matter reduced operating expenses by approximately 3%. Excluding that one-time event, operating expenses increased by approximately 8%. Over 2% of the increase is due to operating 41 more stores than prior year. Non-employee same-store operating expense increased by approximately 2% over the prior year. Same-store employee expense was also up 1%, benefited by a 1% reduction in same-store hours.
Depreciation and amortization expense increased by 3.4% to $78,088 in the third quarter of fiscal 2023 from $75,529. The increase was primarily due to operating 41 more stores than a year ago and capital expenditures during the previous twelve months.
Interest, net decreased by 18.9% to $11,697 in the third quarter of fiscal 2023 from $14,431. The decrease was primarily attributable to an increase in interest income due to the increase in cash and cash equivalents and interest rates.
The effective tax rate increased to 24.1% in the third quarter of fiscal 2023 compared to 23.4% in the same period of fiscal 2022. The increase in the effective tax rate was primarily due to a one-time benefit in the prior year to update the state deferred tax rate following the Pilot transaction.
Net income increased by $36,088 (56.4%) to $100,112 from $64,024 in the comparable period in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, which was partially offset by higher operating expenses due to operating 41 more stores than a year ago, an increase in store operations cost, as well as increased credit card fees resulting from increased revenue.

Nine Months Ended January 31, 2023 Compared to
Nine Months Ended January 31, 2022
(Dollars and Amounts in Thousands)

Nine Months Ended January 31, 2023	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$7,889,495	2,635,939	1,008,338	232,002	11,765,774
Revenue less cost of goods sold (excluding depreciation and amortization)	855,167	889,482	569,825	70,180	2,384,654
	10.8%	33.7%	56.5%	30.2%	20.3%
Fuel gallons	2,036,450

Nine Months Ended January 31, 2022	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$5,967,408	$2,397,483	$910,828	$217,933	$9,493,652
Revenue less cost of goods sold (excluding depreciation and amortization)	$704,231	$785,412	$545,377	$70,952	$2,105,972
	11.8%	32.8%	59.9%	32.6%	22.2%
Fuel gallons	1,958,061
Total revenue for the first nine months of fiscal 2023 increased by $2,272,122 (23.9%) over the comparable period in fiscal 2022. Total revenues were impacted favorably by operating 41 more stores than a year ago, elevated retail fuel prices, and strategic retail price adjustments. Retail fuel sales increased by $1,922,087 (32.2%) as the average retail price per gallon increased 27.1%, and the number of gallons sold increased 78,389 (4.0%). During this same period, retail sales of grocery and general merchandise increased by $238,456 (9.9%) due to strong sales of packaged beverages, snacks, and candy. Prepared food and dispensed beverage sales increased by $97,510 (10.7%) driven by increased sales of pizza slices, whole pies, and the breakfast menu relaunch. Other revenues increased $14,069 (6.5%) through the third quarter of fiscal 2023 compared to the prior year, driven primarily by the higher price of fuel related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 20.3% of revenue for the first nine months of fiscal 2023, compared to 22.2% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 10.8% of fuel revenue for the first nine months of fiscal 2023, compared to 11.8% for the first nine months of the prior year, largely attributable to the higher average retail price of fuel per gallon. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon was 42.0 cents for the first nine months of fiscal 2023 compared to 36.0 cents in the prior year.

Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 33.7% of grocery and general merchandise revenue, compared to 32.8% in the prior year, largely attributable to a favorable mix shift to higher margin items like energy drinks and candy, as well as private label products. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 56.5% of revenue, compared to 59.9% in the prior year, primarily due to higher ingredient costs, notably cheese, and higher levels of stales, which were partially offset by retail price adjustments.
Operating expenses increased by $127,644 (8.7%) in the first nine months of fiscal 2023 from the comparable period in the prior year. A one-time benefit from the resolution of a legal matter reduced operating expenses by approximately 1%. Excluding that one-time event, operating expenses increased by approximately 10%. Over 4% of the increase is due to operating 41 more stores than prior year. Non-employee same-store operating expense increased by approximately 2% over the prior year. Same-store employee expense was in line with the prior year.
Depreciation and amortization expense increased 3.0% to $232,500 for the first nine months of fiscal 2023 from $225,675 for the comparable period in the prior year. The increase was primarily due to operating 41 more stores than a year ago and capital expenditures during the previous twelve months, offset by a decrease in accelerated depreciation, which was recorded in the prior year on equipment replaced in remodels.
The effective tax rate increased to 24.1% in the first nine months of the fiscal year compared to 23.9% in the same period of the prior fiscal year. The increase in the effective tax rate was driven by a decrease in excess tax benefits recognized on share-based awards, offset by a one-time expense in the prior year to update the state deferred tax rate following the Buchanan Energy and Circle K transactions.
Net income increased by $110,585 (39.5%) to $390,599 from $280,014 in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, which was partially offset by higher operating expenses due to operating 41 more stores than a year ago, an increase in store operations cost, as well as increased credit card fees resulting from increased revenue.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2023 and 2022:

	Three months ended		Nine months ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Net income	$100,112	$64,024	$390,599	$280,014
Interest, net	11,697	14,431	39,015	41,681
Federal and state income taxes	31,830	19,514	124,327	88,033
Depreciation and amortization	78,088	75,529	232,500	225,675
EBITDA	$221,727	$173,498	$786,441	$635,403
Loss (gain) on disposal of assets and impairment charges	1,186	838	5,977	(869)
Adjusted EBITDA	$222,913	$174,336	$792,418	$634,534

For the three months ended January 31, 2023, EBITDA and Adjusted EBITDA increased 27.8% and 27.9%, respectively, when compared to the same period a year ago. For the nine months ended January 31, 2023, EBITDA and Adjusted EBITDA increased 23.8% and 24.9%, respectively, when compared to the same period a year ago. The increases in EBITDA and Adjusted EBITDA are primarily attributable to increased fuel and inside contribution, offset by higher operating expenses driven primarily from operating 41 more stores than a year ago, an increase in store operations cost, and an increase in credit card fees primarily due to the record high retail price of fuel.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2022, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2023.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2023, the Company’s ratio of current assets to current liabilities was 1.10 to 1. The ratio at January 31, 2022 and April 30, 2022 was 0.84 to 1 and 0.80 to 1, respectively. The increase in the ratio from the prior year is primarily attributable to an increase in cash and cash equivalents due to strong free cash flows.
Management believes that the net availability under the Bank Line of approximately $24,568 and the Revolving Facility of $438,060, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations increased $100,052 (18.6%) in the nine months ended January 31, 2023 from the comparable period in the prior year, primarily due to an increase in net income (see "Nine Months Ended January 31, 2023 Compared to Nine Months Ended January 31, 2022" for further details), offset by changes in assets and liabilities. The change in accounts payable decreased operating cash flows by $100,714, due primarily to lower fuel costs compared to the quarter-ended April 30, 2022. Additionally, change in inventories increased operating cash flow by $9,896 as the current year benefited from lower fuel cost compared to year-end, while the prior year saw a decrease in operating cash flow of $33,579 from both an increase in fuel cost and gallons on hand.
Cash used in investing in the nine months ended January 31, 2023 decreased $764,126 over prior year, due primarily to cash paid for the acquisition of Buchanan Energy for $571,725, 48 Circle K stores for $41,416, and 40 Pilot stores for $226,529 in the prior year. Cash provided by financing decreased $460,233, primarily due to the $450,000 draws on a term loan facility in the prior year, used to finance the acquisition of Buchanan Energy and 40 stores from Pilot.
Purchases of property and equipment and payments for acquisitions of businesses typically represent the largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During the first nine months of fiscal 2023, the Company expended $314,500, compared to $1,091,579 for the comparable period in the prior year related to these activities. The decrease from the prior year is due to the Buchanan Energy, Circle K, and Pilot acquisitions occurring in the prior year.

As of January 31, 2023, the Company had long-term debt consisting of:

Finance lease liabilities	$78,222
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	135,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	45,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, due January 6, 2026	265,625
Less debt issuance costs	(1,620)
1,672,227
Less current maturities	(37,727)
$1,634,500
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of January 31, 2023, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.7 million on interest expense.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors

    There have been no material changes in our “risk factors” from those previously disclosed in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter
November 1 - November 30, 2022	—	$—	—	$400,000,000
December 1 - December 31, 2022	—	—	—	400,000,000
January 1 - January 31, 2023	—	—	—	400,000,000
Total	—	$—	—	$400,000,000
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

3.2	Seventh Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 7, 2023)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: March 7, 2023	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)