Form 10-K
period 2023-04-30
CASEYS GENERAL STORES INC
filed 2023-06-23
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2022, was approximately $8.7 billion based on the closing sales price ($232.71 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 13, 2023
Common Stock, no par value per share	37,297,918 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2023.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
As of April 30, 2023, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's" or "Minit Mart", referred to as "Casey's" or the "Company") throughout 16 states, primarily in Iowa, Missouri, and Illinois. On April 30, 2023, there were a total of 2,521 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of April 30, 2023, 217 store locations offered car washes. In addition, all but seven store locations offer fuel for sale on a self-service basis.
During the prior fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, these locations typically do not have a kitchen and have limited prepared food offerings. As of April 30, 2023, 43 stores operate under the "GoodStop" brand.
The Company is also temporarily operating certain locations acquired from Buchanan Energy during the prior fiscal year under the name "Bucky's" and certain locations acquired from Minit Mart LLC during the current fiscal year under the name "Minit Mart." The Company is in the process of transitioning all "Bucky's" and "Minit Mart" locations to either the "Casey's" or "GoodStop" brand. These locations typically have similar offerings to the "Casey’s" or "GoodStop" branded stores. The Company also operates two stores selling primarily tobacco and nicotine products, one liquor-only store, and one grocery store.
The Company has 76 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count.
Approximately 50% of all stores in the Company were opened in areas with populations of fewer than 5,000 persons, while approximately 26% of our stores were opened in communities with populations of more than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
The Company operates three distribution centers - in Ankeny, Iowa adjacent to our corporate headquarters, which we refer to as our Store Support Center, in Terre Haute, Indiana and in Joplin, Missouri - from which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores by our Company-operated delivery fleet. The Company also self-distributes the majority of fuel to our stores. The Company has a fleet of 397 tractors used for distribution.
The Company’s internet address is www.caseys.com. We make available through our website all of our SEC filings, including current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports, free of charge as soon as reasonably practicable after they have been electronically filed with the SEC. Additionally, you can go to our website to read our Financial Code of Ethics for the CEO and Senior Financial Officers, Corporate Governance Guidelines, Code of Business Conduct and Ethics, and committee charters. In the event of a waiver from, or updates to, the Code of Business Conduct and Ethics, any required disclosure will be posted to our website.
Casey’s, with its principal business office, and Store Support Center, located at One SE Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967. Our fiscal year runs from May 1 through April 30 of each year.
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
Corporate Subsidiaries
Casey's Marketing Company ("CMC") and Casey's Services Company ("CSC") were organized as Iowa corporations in March 1995. Casey’s Retail Company ("CRC") was organized as an Iowa corporation in April 2004. CGS Stores, LLC was organized as an Iowa limited liability company in April 2019. Heartland Property Company, LLC was organized as a Delaware limited liability company in September 2019, for the purposes of acquiring land and real estate. CMC, CSC, and CRC are wholly-owned subsidiaries of Casey’s, while CGS Stores, LLC and Heartland Property Company, LLC are wholly-owned subsidiaries of CMC.
In addition, the acquisition of Buchanan Energy during the prior fiscal year resulted in the addition of several subsidiaries to the Company’s corporate structure, including Bucks, LLC, a Nebraska limited liability company, Buchanan Energy (N), LLC and Buchanan Energy (S), LLC, each Delaware limited liability companies, Buck’s, LLC of Collinsville, an Illinois limited liability company, and C.T. Jewell Company, Inc., a Nebraska corporation. The Company is in the process of merging these subsidiaries into the applicable Company legacy entities, described above.
CRC owns and/or operates certain stores in Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, and South Dakota, holds the rights to the Company's trademarks, service marks, trade names, and other intellectual property, and performs most “corporate” functions of the enterprise. CMC owns and/or operates stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, and Wisconsin, and is responsible for all of our wholesale operations, including all three distribution centers and management of the wholesale fuel network. CGS Stores, LLC owns and/or operates stores in Tennessee. CSC provides a variety of construction, maintenance and transportation services for all stores.
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
The Company's flagship product is its handmade pizza, which we began preparing and selling in 1984. It was available in 2,465 stores (98%) as of April 30, 2023. In addition, we have expanded our prepared food offerings, which currently includes made to order cheesy breadsticks, sandwiches and wraps, chicken wings, chicken tenders, breakfast croissants and biscuits, breakfast pizza, breakfast burritos, hash browns, burgers, and bakery items which includes include donuts, cookies and brownies as well as other seasonal items. During the fiscal year, the Company launched new limited time offers to include our “Ultimate Beer Cheese Breakfast Pizza” as well as our “BBQ Brisket Pizza.” Additional stores selling pizza will come on line as newly acquired stores are remodeled and kitchens are added. Finally, as of April 30, 2023, the Company was selling donuts in 2,449 (97%) of our stores in addition to cookies, brownies, and other bakery items.
The growth in our prepared food program reflects the Company’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 37% of our total revenue, but they have resulted in approximately 66% of our revenue less cost of goods sold (excluding depreciation and amortization). Revenue less cost of goods sold (excluding depreciation and amortization) as a percentage of revenue on prepared food items averaged approximately 59% for the three fiscal years ended April 30, 2023—substantially higher than the impact of retail sales of fuel, which averaged approximately 12%.
Each Casey’s store typically carries over 3,000 packaged food, beverage and non-food items. The selection is a blend of differentiated private label products (which now includes over 300 items as of April 30, 2023), as well as favored national and regional brands, many of which can be found in larger format stores. Our assortment includes product across the following categories:
•non-alcoholic beverages (soft drinks, energy, water, sports drinks, juices, coffee, tea and dairy)
•alcoholic beverages (beer, wine and spirits)
•packaged foods (snacks, candy, packaged bakery and other food items)
•tobacco and nicotine products
•frozen foods (ice, ice cream, meals and appetizers)
•non-foods (health and beauty aids, automotive, electronic accessories, housewares and pet supplies)
•services (ATM, lotto/lottery and prepaid cards)

All but seven stores offer retail motor fuel products for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name at the majority of our locations.
The Company offers the Casey's Rewards program to bring value to guests and improve the digital guest experience. As part of this program, guests can earn points from online, in-store, or at the pump purchases. Points earned can be redeemed for donations to a local school of the guest's choice, fuel discounts, or Casey's Cash, which can be used on many products sold in our stores. The Rewards program is delivered through Casey’s mobile application. In addition to earning points, guests may receive other program benefits such as special offers and bonus points. At the end of the fiscal year, the Company had surpassed 6.4 million members enrolled in the program.
Store Design
Casey’s constructs stores that are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. The current larger store design measures approximately 2,550 square feet devoted to sales area, 550 square feet to kitchen space, 400 square feet to storage, and 2 large multi-stall public restrooms. There is also a smaller store design that is generally designated for smaller communities that measures approximately 1,350 square feet devoted to sales area with the remaining areas similar in size, and 2 single user restrooms. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 6 islands of fuel dispensers and storage tanks with capacity for 44,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of guest traffic through all sections of every store. All stores are air-conditioned and have modern refrigeration equipment. Nearly all locations feature a bright sign which displays the Casey’s or GoodStop name and trade/service marks.
Almost all stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate guest traffic patterns. As of April 30, 2023, we operated 526 stores on a 24-hour basis, and another 1,843 have expanded hours.
Store Locations
The Company historically has located many of its stores in smaller towns not served by national-chain convenience stores. We believe that a Casey’s store provides a service generally not otherwise available in smaller towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store-site selection criteria emphasize the population of the immediate area and daily highway traffic volume.
Retail Fuel Operations
Retail fuel sales are an important part of our revenue and earnings. Approximately 66% of total revenue for the year ended April 30, 2023 was derived from the retail sale of fuel. The following table summarizes (dollars and gallons in thousands) retail fuel sales for the last three fiscal years ended April 30:

	Year ended April 30,
	2023	2022	2021
Number of gallons sold	2,672,366	2,579,179	2,180,772
Total retail fuel sales	$10,027,310	$8,312,038	$4,825,466
Percentage of total revenue	66.4%	64.2%	55.4%
Percentage of revenue less cost of goods sold (excluding depreciation and amortization)	10.7%	11.2%	15.8%
Average retail price per gallon	$3.75	$3.22	$2.21
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization)	40.22 ¢	36.01 ¢	34.91 ¢
Average number of gallons sold per store*	1,092	1,047	981

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Average retail prices of fuel during the year increased 16.5% from prior year. Fuel prices increased at the end of the prior fiscal year due to overall supply issues, as refiners cut production levels in response to a slowing economy during the COVID-19 pandemic and as Russia's invasion of Ukraine resulted in a United States ban of Russian crude oil imports. While prices have moderated since the highs seen at the end of the prior fiscal year and the first quarter of fiscal 2023, the higher costs have continued into 2023. Regardless, with the Company's centralized fuel team and the procurement improvements implemented, we believe we are well positioned to navigate any potential future fuel price volatility.
The total number of gallons sold during this period increased by 3.6%. Gallons sold were positively impacted by a growing store count as we operated 69 more stores than the prior year. Average revenue less cost of goods sold (excluding depreciation and amortization) per gallon increased by 11.7%. Our centralized fuel team, coupled with fuel procurement improvements, has grown fuel profitability and has been instrumental in sustaining higher than historically typical average revenue less cost of goods sold per gallon (excluding depreciation and amortization).
Percentage of revenue less cost of goods sold (excluding depreciation and amortization) represents the fuel gross profit divided by the gross fuel sales dollars. As retail fuel prices fluctuate in a period of consistent gross margin per gallon, the percentage will also fluctuate in an inverse relationship to fuel price. For additional information concerning the Company’s fuel operations, see Item 7, below.
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
In fiscal 2023, a majority of the food and nonfood items supplied to stores through the distribution centers were purchased directly from manufacturers. While we consider long-term contracts for potential favorability against short-term contracts, long-term supply contracts are not typically entered into with the suppliers of products sold by our stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
In addition to the products discussed above, CMC supplies all fuel to our stores, and supplies fuel on a wholesale basis as part of a dealer network to 76 locations. We have entered into various purchase agreements related to our fuel supply, which include varying volume commitments. Prices included in the purchase agreements are indexed to market prices.
Human Capital
Our employees, who we refer to as Team Members, are critical to our business operations and the success of the Company. As of April 30, 2023, we had 20,292 full-time, and 22,690 part-time, Team Members. Approximately 94% are store Team Members, 1% are field management and related Team Members, 1% work in and support our three distribution centers, 1% are fuel or grocery drivers and 3% work out of the Store Support Center, or perform Store Support Center functions.
We are not a party to any collective bargaining agreements with our Team Members and believe the working relationship with our Team Members is good.
Core Values
During the prior fiscal year, the Company unveiled its new core values to its Team Members, as part of its evolution to build a culture of commitment – Casey’s CARES:
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
In the 2023 fiscal year, Casey’s became “Great Places to Work” certified. This certification is administered by an independent third party and is based largely on team member survey results.
Total Rewards
We believe that the future success of the Company depends in large part on our ability to attract, train, retain, and motivate qualified Team Members. As such, we are committed to providing market-competitive pay and benefits for all positions and offer performance-based compensation opportunities to certain of our full-time Team Member base. In addition, the Company offers a 401(k) plan to eligible Team Members, with a generous 6% match made in the form of Company stock, and all full-time and part-time associates are eligible for competitive health and welfare benefits, including medical, dental, vision, disability, life insurance and other benefits. In addition, during the 2023 fiscal year, we enhanced our offerings to include a military pay differential benefit for team members in the armed forces during periods of military service, introduced a free care management service for those suffering from back and joint pain/injury to expedite improved pain management and/or healing, and increased the contributions to, and number of visits allowed, in our Employee Assistance Program (EAP), which allows our team members and their families additional support for mental health at no cost. We also increased participation and utilization of Casey's Team Member Support Fund, which is designed to help team members facing financial hardships due to catastrophic circumstances.
Diversity and Inclusion
The Company is committed to building a diverse and inclusive workforce across the organization, which it believes is set by example with its Board of Directors and extended leadership team. The Board consists of twelve members, five (or 42%) of which are diverse as to gender, and three (or 25%) of which are diverse to race and/or ethnicity. The extended leadership team, which includes all of our Vice-President level executives and above, consists of thirty-two members, almost 60% of which are diverse as to gender, race and/or ethnicity. Across our entire Team Member base, 60% of our Team Members are female and 15% are diverse as to race and/or ethnicity. In addition, we have a strict Anti Harassment and Discrimination Policy of which all Team Members are trained and expected to follow and we have several mechanisms, including an Ethics and Compliance Hotline, under which Team Members and guests can report incidents confidentially or anonymously and without fear of retaliation. We have four team member resource groups which further enhance the diversity, equity and inclusion culture at Casey's: Women in Leadership, Veterans, Faith and LGBTQ. The Company has also established a formal Diversity, Equity and Inclusion Committee to further promote the already strong culture of belonging and empowerment for all Team Members. In addition, the company has expanded its learning related to unconscious bias and critical conversations through formal training.
Education and Training
The Company, including its established Learning and Development Department, which serves all levels of the organization, invests significant time and resources in educating and training Team Members by providing them with educational, development and leadership opportunities. These opportunities are provided through a mix of formal onboarding training, safety training, in-person classes, virtual modules and “on-the-job” learning. For example, through its virtual modules, the Company offers over 500 hours of educational opportunities through over 600 classes, for which there were almost 1 million enrollments during the 2023 fiscal year. In addition, the Company has a formal leadership development program with core curriculum consisting of Development programs for Kitchen Managers, Store Managers, District Managers, a Leadership Excellence Certification, and an Individualized Development Program for all Officers based on their review.
Competition
Our business is highly competitive. Food, including prepared foods, and nonfood items similar or identical to those sold by the Company, are generally available from various competitors in the communities served by Casey’s and by certain online retailers. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores, similar retail outlets, and, to a lesser extent, prepared food outlets, restaurants, and expanded fuel stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, quick service restaurants, expanded fuel stations, supermarkets, discount food stores, and traditional convenience stores.
In addition to our inside store products, the fuel business is also highly competitive. The Company competes on the basis of brand, price, and convenience of our fuel products. We believe our locations in smaller towns are well-positioned. Similar to inside, stores compete with larger store chains with expanded fuel offerings and increased buying power in more heavily populated communities.
Examples of convenience store chains competing in the larger towns served by Casey’s include Quik Trip, Kwik Trip/Star, Kum & Go, and other regional chains. These competitive factors are discussed further in Item 7 of this Form 10-K.
Trademarks and Service Marks
The Company regularly evaluates its portfolio of intellectual property and takes steps to review potential new trademarks and service marks and to renew existing marks. The names "Casey’s", “Casey’s General Store”, and "GoodStop (by Casey's)", the marks consisting of the Casey’s design logos (with the words “Casey’s” and “Casey’s General Store”), the weathervane, and certain of our private label product names, are registered trademarks and service marks under federal law. We believe these marks are of material importance in promoting and advertising the Company’s business. In addition, the Company has a number of other registered and unregistered trademarks and service marks that are significant to the Company from an operational and branding perspective (e.g. "Casey’s Pizza", "Casey's Here for Good", “Casey’s Rewards”, “Casey’s Cash”, etc.).
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
The majority of states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2023, 2022, and 2021, we spent approximately $653, $577, and $849 respectively, for assessments and remediation. Substantially all of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2023 and 2022 we had an accrued liability of $268 and $274, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.
Age-Restricted Products
Almost all of our stores sell a variety of age-restricted products, which may include beer, liquor, tobacco and other nicotine products. The sale of these products are subject to significant regulations and require the Company to procure special sales licenses from local and/or state agencies, which govern their sale. While the costs to procure such licenses is not material, the failure to comply with the conditions of the licenses, or other age-restricted products laws, could result in the suspension or revocation of such licenses, or fines related thereto. In addition to these products, the Company is also subject to rules governing lottery and lotto sales as determined by state lottery commissions in each state in which we make such sales.

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
In the normal course of our business, we obtain, are provided and have access to large amounts of personal data, including but not limited to credit and debit card information, personally identifiable information and other data from and about our guests, Team Members, and suppliers. A compromise or a breach in our systems, or another data security or privacy incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, or other internal or external cyber or data security threats, including but not limited to viruses, denial-of-service attacks, phishing attacks, ransomware attacks and other intentional or unintentional disruptions, could occur and have a material adverse effect on our operations and ability to operate, reputation, operating results and financial condition. In addition, similar events at vendors, third-party service providers or other market participants, whether or not we are directly impacted, could negatively affect our business and supply chain or lead to a general loss of guest confidence, which could result in reduced guest traffic and sales.
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
Food-safety issues and foodborne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation.
Instances or reports of food-safety issues, such as foodborne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, transportation, storage, preparation or service, have in the past significantly damaged the reputations and impacted the sales of companies in the food processing, grocery, quick service and “fast casual” restaurant sectors, and could affect us as well. Any instances of, or reports linking us to, foodborne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brand and severely hurt sales of our prepared or other food products and possibly lead to product liability and personal injury claims, litigation (including class actions), government agency investigations and damages. In addition, guest preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of our products, which could damage our reputation and cause a decline in demand for those products and adversely impact our sales. In addition, we rely on our suppliers to provide quality ingredients and to comply with applicable food and food safety laws and industry standards. A failure of one of our suppliers to comply with such laws, to meet our quality standards, or to meet food industry standards, could also disrupt our supply chain, damage our reputation and adversely impact our sales.
We may be adversely impacted by increases in the cost of food ingredients and other related costs
Our business is exposed to fluctuations in prices of commodities. Any increase in the cost or sustained high levels of the cost of cheese, proteins or other commodities could adversely affect the profitability of stores, particularly if we are unable to increase the retail price of our products to offset such costs. We have recently experienced inflation in the price of commodities, including food ingredients, which has increased our cost of goods sold. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs could adversely affect the profitability of our stores. Many of these factors are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers, given the significant competitive pricing in our industry.
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
We also depend on regular deliveries of products from third-parties to and from our facilities and stores that meet our specifications. In addition, we may have a single supplier or limited number of suppliers for certain products. While we believe there are adequate reserve quantities and alternative suppliers available, shortages or interruptions in the receipt or supply of products caused by unanticipated or changing demand, such as occurred during the COVID-19 pandemic, problems in production or distribution, financial or other difficulties of suppliers, cyber-related events, social unrest, inclement weather or other economic conditions, including the availability of qualified drivers and distribution center Team Members, could adversely affect the availability, quality and cost of products, and our operating results.
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

Further, changes in consumer preferences, trends or perceptions of certain items we sell, or the ingredients therein, could cause consumers to avoid such items in favor of those that are or are perceived as healthier, lower-calorie, or lower in carbohydrates or otherwise based on their ingredients or nutritional content. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, it could have a material adverse effect on our business, financial condition and results of operations.
We rely on our information technology systems, and a number of third-party software providers, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We are dependent on our information technology (IT) systems, and a large number of third-party software providers and platforms, to manage and operate numerous aspects of our business, develop our financial statements, provide analytical information to management and serve as a platform for our business continuity plan. Our IT systems, and the software and other technology platforms provided by our vendors and other third-parties, are an essential component of our business operations and growth strategies, and a serious disruption to any of these could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption, computer system and network failures, loss of telecommunications services, physical and electronic loss of, or loss of access to, data and information, security breaches or other security or cyber-related incidents, computer viruses or attacks and obsolescence. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.
Increased credit card expenses could lead to higher operating expenses and other costs for the Company.
A significant percentage of our sales are made with credit cards. Because the interchange and other fees we pay when credit cards are used to make purchases, which the Company has little control over, are based on transaction amounts, higher fuel prices at the pump, including record fuel prices that were seen in recent years, higher gallon movement and other increases in price and sales of fuel and other items we sell in our stores directly result in higher credit card expenses. These additional fees directly increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2023 and 2022 exceeded $200 million. For fiscal 2021, total credit card fees paid were approximately $150 million.
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
Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry, industry-specific business practices or other operational matters, including wage-and-hour and other employment related individual and class-action claims. Our defense costs and any resulting damage awards or settlement amounts may be significant and not be covered, or in some instances fully covered, by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our reputation, financial position, liquidity and results of operations.
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
Sales of tobacco and nicotine products have averaged approximately 10% of our total revenue over the past three fiscal years, and our tobacco and nicotine revenue less cost of goods sold (excluding depreciation and amortization) accounted for approximately 9% of the total revenue less cost of goods sold (excluding depreciation and amortization) for the same period. Any significant increases in wholesale cigarette and related product costs or tax increases on tobacco or nicotine products may have a materially adverse effect on unit demand for cigarettes (or related products). Currently, major cigarette and tobacco and nicotine manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes and related products. In the event these rebates are no longer offered or decreased, our wholesale cigarette and related product costs will increase accordingly. In general, we attempt to pass price increases on to our guests. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes and related products, cigarette or related product unit volume and revenues, merchandise revenue less cost of goods sold (excluding depreciation and amortization), and overall guest traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Industry
General economic and political conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.
General economic and political conditions, including social and political causes and movements, higher interest rates, higher fuel and other energy costs, inflation, increases or fluctuations in commodity prices such as cheese and coffee, higher levels of unemployment, unemployment benefits and related stimulus provided as a result of the COVID-19 pandemic (including the rollback of certain payment relief programs introduced during the pandemic such as delayed or deferred rent, student loan payments, etc.), higher consumer debt levels and lower consumer discretionary spending, higher tax rates and other changes in tax laws or other economic factors may affect the operations of our stores, input costs, consumer spending, buying habits and labor markets generally, and could adversely affect the discretionary income and spending levels of our guests, the costs of the products we sell in our stores, the consumer demand for such products and the labor costs of transporting, storing and selling those products. For example, the recent conflict in Ukraine has resulted in historically high oil and other commodity prices, which, coupled with a recent period of high inflation, has significantly increased the cost of fuel and other products we sell. These events and their impacts can be unpredictable, and we may not always be able to recapture these higher input costs through pricing strategies or otherwise. In addition, unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, and can cause guests to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines, and in turn have an adverse impact on our business, financial condition and results of operations.
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
Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 63% of total revenue and our fuel revenue less cost of goods sold (excluding depreciation and amortization) accounted for approximately 34% of the total revenue less cost of goods sold (excluding depreciation and amortization). Crude oil and domestic wholesale petroleum markets are currently, and in the recent past have been, marked by significant volatility, starting with the onset of the COVID-19 pandemic and its effects and more recently with the conflict in Ukraine. General political conditions, threatened or actual acts of war or terrorism, instability or other changes in oil producing regions, historically in the Middle East and South America but recently in Europe with the conflict in Ukraine, and trade, economic or other disagreements between oil producing nations, can, and recently have, significantly affected crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, severe weather events in oil producing regions, the lack of capacity at United States oil refineries or, in our case, the level of fuel contracts that we have that guarantee an uninterrupted, unlimited supply of fuel. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel and other discretionary purchases. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
An important part of our growth strategy has been to purchase properties on which to build our stores, and in other instances, acquire other convenience stores that complement our existing stores or broaden our geographic presence. We expect to continue pursuing acquisition opportunities, which involve risks that could cause our actual growth or operating results to differ materially from our expectations or the expectations of our shareholders and securities analysts. These risks include, but are not limited to, the inability to identify and acquire suitable sites at advantageous prices; competition in targeted market areas; difficulties in obtaining favorable financing for larger acquisitions or construction projects; difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire; difficulties associated with our existing financial controls, information systems, management resources and human resources needed to support our future growth; difficulties with hiring, training and retaining skilled personnel; difficulties in adapting distribution and other operational and management systems to an expanded network of stores; difficulties in adopting, adapting to or changing the business practices, models or processes of stores or chains we acquire; difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores; difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores; the potential diversion of our management’s attention from focusing on our core business due to an increased focus on acquisitions; and, challenges associated with the consummation and integration of any future acquisition.
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
We own the Store Support Center (built in 1990) and all three distribution centers. Located on an approximately 57-acre site in Ankeny, Iowa, the Store Support Center includes office space and our first distribution center. The Store Support Center provides approximately 490,000 square feet of available space, including approximately 290,000 square feet related to the distribution center. We also own a building near the Store Support Center where our construction and support services departments operate. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 340,000 square feet of total space. In April 2021, we opened a third distribution center located in Joplin, Missouri (see Note 7 for discussion of ownership structure). The third distribution center provides approximately 300,000 square feet of total space. All three distribution centers have a fleet services maintenance center.
On April 30, 2023, we leased a combination of land and/or building at 121 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. The Company owns the land and building at all of our other store locations. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 37,263,248 shares of common stock outstanding at April 30, 2023 had a market value of approximately $8.5 billion. On that date, there were 1,620 shareholders of record.
Common Stock Market Prices

Calendar 2021	High	Low	Calendar 2022	High	Low	Calendar 2023	High	Low
Q1	$221.29	$175.02	Q1	$202.50	$170.82	Q1	$236.45	$202.13
Q2	229.18	192.33	Q2	216.40	181.40
Q3	208.19	185.96	Q3	223.90	183.23
Q4	203.72	181.25	Q4	249.90	197.61
Dividends
We began paying cash dividends during fiscal 1991. The dividends declared in fiscal 2023 totaled $1.52 per share. The dividends declared in fiscal 2022 totaled $1.39 per share. At its June meeting, the Board of Directors declared a quarterly dividend of $0.43 per share payable August 15, 2023, to shareholders of record on August 1, 2023.
The cash dividends declared during the calendar years 2021 through 2023 were as follows:

Calendar 2021	Cash dividend declared	Calendar 2022	Cash dividend declared	Calendar 2023	Cash dividend declared
Q1	$0.340	Q1	$0.350	Q1	$0.380
Q2	0.340	Q2	0.380	Q2	0.430
Q3	0.350	Q3	0.380
Q4	0.350	Q4	0.380
	$1.380		$1.490
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Fourth Quarter:
February 1-28, 2023	—	$—	—	$400,000,000
March 1-31, 2023	—	—	—	400,000,000
April 1-30, 2023	—	—	—	400,000,000
Total	—	$—	—	$400,000,000

(1)    On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other expenses (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time.

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
Overview
As of April 30, 2023, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's" or "Minit Mart", referred to as "Casey's" or the "Company") throughout 16 states, primarily in Iowa, Missouri, and Illinois. On April 30, 2023, there were a total of 2,521 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of April 30, 2023, 217 store locations offered car washes. In addition, all but seven store locations offer fuel for sale on a self-service basis.
During the prior fiscal year, the Company introduced certain stores branded or rebranded as "GoodStop (by Casey’s)". Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, these locations typically do not have a kitchen and have limited prepared food offerings. As of April 30, 2023, 43 stores operate under the "GoodStop" brand.
The Company is also temporarily operating certain locations acquired from Buchanan Energy during the prior fiscal year under the name "Bucky's" and certain locations acquired from Minit Mart LLC during the current fiscal year under the name "Minit Mart." The Company is in the process of transitioning all "Bucky's" and "Minit Mart" locations to either the "Casey's" or "GoodStop" brand. These locations typically have similar offerings to the "Casey’s" or "GoodStop" branded stores.
The Company has 76 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count in the paragraph below. Approximately 1% of total revenue for the year-ended April 30, 2023 relates to this dealer network
Approximately 50% of all Casey’s were opened in areas with populations of fewer than 5,000 people, while approximately 26% of all stores were opened in communities with populations of more than 20,000 persons. CMC operates three distribution centers, through which certain grocery and general merchandise, and prepared food and dispensed beverage items, are supplied to our stores. One is adjacent to the Store Support Center facility in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana (opened in February 2016) and Joplin, Missouri (opened in April 2021). At April 30, 2023, the Company leased the combination of land and/or building at 121 locations.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The following table represents the roll forward of store growth throughout fiscal 2023:

Store Count
Stores at April 30, 2022	2,452
New store construction	34
Acquisitions	47
Acquisitions not opened	(4)
Prior acquisitions opened	2
Closed	(10)
Stores at April 30, 2023	2,521

Acquisitions in the table above include, in part, 26 stores which were acquired from Minit Mart LLC in April 2023. For additional discussion, refer to Note 2 in the consolidated financial statements.
For further general descriptive information on the Company’s business and operations, see Item 1, above, which is incorporated herein by reference.
Long-Term Strategic Plan
The Company announced a three-year strategic plan in January 2020 focused on four strategic objectives: reinvent hospitality and the guest experience; be where the guest is by accelerating unit growth; create capacity through best-in-class efficiencies; and, invest in our people and culture. The Company's plan was based on building on our proud heritage and distinct advantages to become more contemporary through new capabilities, technology, data, and processes. We believe this will best position the Company to address rapidly evolving shifts in consumer habits and other macro retail trends.
The Company closed out its strategic plan at the end of the fiscal year. Some of the key highlights from this past fiscal year include:
•Grew our store count through new store construction and a number of strategic acquisitions
•Diluted EPS of $11.91, up 30.8% over the prior year
•Private label penetration in the grocery and general merchandise category was over 9% on both units and gross profit for the year
•Casey's Rewards members grew to 6.4 million at year-end
COVID-19 and Related Impacts
The onset of COVID-19 caused a significant decrease in store traffic across our entire footprint. While store traffic has markedly increased as the economy reopened over the past two or so years, the Company has not seen a full return to store traffic levels experienced prior to the pandemic. The Company believes this is largely contributed to by the increased prevalence and acceptance across all industries of working from home, a trend which the Company expects to continue into the foreseeable future.
While the ongoing impacts of COVID-19, in particular those related to governmental actions in response thereto, and those mentioned immediately above, will continue to bring challenges to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to navigate the impacts.
Fuel Volatility
Since early calendar 2020, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile compared to historical averages. Initially, at the outset of the pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the COVID-19 pandemic, prices began to modestly increase over time. More recently, during the end of the Company’s 2022 fiscal year, oil and fuel prices saw a quick and dramatic increase, in part, as a result of the conflict in Ukraine, as well as other macroeconomic conditions, which also directly impacts the retail price of fuel that we sell at our stores. Generally, oil and fuel prices have decreased from levels seen throughout the past two years, but they remain elevated compared to historical levels. The Company expects these comparatively higher prices to remain into the 2024 fiscal year.
In addition, during the past three calendar years, the Company, and the retail fuel industry as a whole, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization). Although this has remained relatively consistent since that time, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization) will remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, rising interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's continues its process of developing a robust electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 16-state footprint. The Company has installed 138 charging stations at 29 stores, across 10 states. Our installation strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, almost all of our stores offer fuel with at least 10% of blended ethanol and 43% of our stores offer biodiesel. Every new store has the capability to sell higher blended ethanol, and we aim to continue growing sales of renewable fuels throughout our footprint
Fiscal 2023 Compared with Fiscal 2022
Total revenue for fiscal 2023 increased 16.5% ($2,141,881) to $15,094,475. Total revenue was impacted favorably by operating 69 more stores than a year ago, elevated retail fuel prices, and strategic retail price adjustments. Retail fuel sales for the fiscal year were $10,027,310, an increase of 20.6% primarily due to a 16.5% increase in the average price of fuel. Fuel gallons sold increased 3.6% to 2.7 billion gallons, which increased fuel revenue by an additional $349,451. Grocery and general merchandise revenue for the fiscal year was $3,445,777, an increase of 9.7% due to strong sales of packaged beverages, snacks, and candy. Prepared food and dispensed beverage revenue increased 9.8% to $1,322,560 due to increased sales of pizza slices, whole pies, and donuts.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 20.4% for fiscal 2023 compared with 21.3% for the prior year. Fuel cents per gallon increased to 40.2 cents in fiscal 2023 from 36.0 cents in fiscal 2022. The grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 33.6% from 32.7% during fiscal 2023 compared to fiscal 2022. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was positively impacted by mix shift to higher margin items like energy drinks, candy, and private label products, as well as retail price adjustments, offset by inflationary pressures. The prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 56.6% from 59.2% during fiscal 2023 compared to the prior year, primarily due to higher ingredient costs, notably cheese, and higher levels of stales, which were partially offset by retail price adjustments.
Operating expenses increased 8.1% ($158,469) in fiscal 2023. A one-time payment of $15,297 was received from the resolution of a legal matter, which reduced operating expenses by approximately 1%. Approximately 3% of the increase is due to operating 69 more stores than a year ago. Approximately 2% of the increase was related to same-store operations. One percent of the increase was related to same-store credit card fees driven by higher retail fuel prices, retail price adjustments and strong inside sales. Approximately 1% of the change is related to an increase in variable incentive compensation due to strong financial performance. Same-store employee expense was flat as the increase in employee wage rate was offset by a 2% reduction in same-store labor hours. The majority of all operating expenses are wages and wage-related costs.
Depreciation and amortization expense increased 3.2% ($9,590) to $313,131 in fiscal 2023 from $303,541 in fiscal 2022. The increase was due primarily to acquisitions and capital expenditures made in fiscal 2023 and fiscal 2022, offset by a decrease in accelerated depreciation, which was recorded in the prior year on equipment replaced in remodels.
Interest, net decreased 9.1% ($5,157) to $51,815 in fiscal 2023 from $56,972 in fiscal 2022. The decrease was primarily attributable to an increase in interest income due to the increase in cash and cash equivalents and interest rates.
The effective tax rate increased to 24.0% in fiscal 2023 from 22.9% in fiscal 2022. The increase in the effective tax rate was driven by a decrease in excess tax benefits recognized on share-based awards and a decrease in favorable permanent differences.
Net income increased to $446,691 in fiscal 2023 from $339,790 in fiscal 2022. The increase was primarily attributable to higher profitability both inside the store and in fuel. This increase was partially offset by higher operating expenses, depreciation and amortization, and income tax expense. See discussion in the paragraphs above for the primary drivers for each of these increases.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2022, filed on June 24, 2022, for comparison of Fiscal 2022 to Fiscal 2021.

COMPANY TOTAL REVENUE AND REVENUE LESS COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) BY CATEGORY

	Years ended April 30,
	2023	2022	2021
Total revenue by category
Fuel	$10,027,310	$8,312,038	$4,825,466
Grocery and general merchandise	3,445,777	3,141,527	2,724,374
Prepared food and dispensed beverage	1,322,560	1,204,100	1,087,147
Other (1)	298,828	294,929	70,202
	$15,094,475	$12,952,594	$8,707,189
Revenue less cost of goods sold (excluding depreciation and amortization) by category
Fuel	$1,074,913	$928,868	$761,247
Grocery and general merchandise	1,156,451	1,027,477	872,573
Prepared food and dispensed beverage	748,405	712,352	653,689
Other (1)	92,637	94,017	68,926
	$3,072,406	$2,762,714	$2,356,435
(1)The 'Other' category historically has primarily consisted of lottery, which is presented net of applicable costs, and car wash. As a result of the Buchanan Energy acquisition in the prior fiscal year, we acquired a dealer network where Casey’s manages fuel wholesale supply agreements to these stores. The activity related to this dealer network is included in the 'Other' category and is presented gross of applicable costs.
INDIVIDUAL STORE COMPARISONS (1)

	Years ended April 30,
	2023	2022	2021
Average retail sales	$6,064	$5,206	$3,894
Average retail inside sales (2)	1,956	1,840	1,720
Average revenue less cost of goods sold (excluding depreciation and amortization) on inside sales (2)	752	723	655
Average retail sales of fuel	4,110	3,366	2,174
Average revenue less cost of goods sold (excluding depreciation and amortization) on fuel	450	363	338
Average operating income (3)	445	367	338
Average number of gallons sold	1,092	1,047	981

(1)Individual store comparisons include only those stores that had been in operation for at least one full year and remained open on April 30 of the fiscal year indicated.
(2)Inside sales is comprised of sales related to the grocery and general merchandise and prepared food and dispensed beverage categories.
(3)Average operating income represents retail sales less cost of goods sold, operating expenses and depreciation and amortization attributable to a particular store; it excludes interest, federal and state income taxes, and Company operating expenses not attributable to a particular store.

SAME STORE SALES BY CATEGORY (1)

	Years ended April 30,
	2023	2022	2021
Fuel gallons	(0.8)%	4.4%	(8.1)%
Grocery and general merchandise (2)	6.3%	6.3%	6.6%
Prepared food and dispensed beverage (2)	7.1%	7.4%	(2.1)%

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
(2)The increase in grocery and general merchandise same-store sales was primarily due to strong sales of packaged beverages, snacks and candy. The increase in prepared food and dispensed beverage same-store sales was attributable to improved sales in pizza slices, whole pies, and donuts. Both categories were also impacted favorably by strategic retail price adjustments.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended April 30, 2023 and 2022, respectively:

	Years ended
	April 30, 2023	April 30, 2022
Net income	$446,691	$339,790
Interest, net	51,815	56,972
Depreciation and amortization	313,131	303,541
Federal and state income taxes	140,827	100,938
EBITDA	$952,464	$801,241
Loss (gain) on disposal of assets and impairment charges	6,871	(1,201)
Adjusted EBITDA	$959,335	$800,040
For the year ended April 30, 2023, EBITDA and Adjusted EBITDA increased 18.9% and 19.9%, respectively. The increase was primarily attributable to higher profitability both inside the store and in fuel, which was partially offset by higher operating expenses due to operating 69 more stores than one year ago, an increase in store operations cost, as well as increased credit card fees resulting from increased revenue.

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
Inventory
Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel inventories, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method. Inventory valued using the LIFO method of inventory requires judgement when making the determination of appropriate indices to be used for determining price level changes.
Long-lived Assets
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3 to the consolidated financial statements). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $3,500 in fiscal 2023, $1,056 in fiscal 2022, and $3,846 in fiscal 2021. Impairment charges are a component of operating expenses.
Self-insurance
The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year-end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $61,168 and $53,752 for the years ended April 30, 2023 and 2022, respectively.
Recent Accounting Pronouncements
Refer to Note 1 of the consolidated financial statements for a description of new accounting pronouncements applicable to the Company.

Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. The Company finances our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2023, the Company’s ratio of current assets to current liabilities was 0.99 to 1. The ratio at April 30, 2022 and at April 30, 2021 was 0.80 to 1 and 1.18 to 1, respectively. The increase in the ratio from the prior year is partially attributable to an increase in cash and cash equivalents due to strong free cash flows, and a decrease in payments for acquisitions.
We believe our current $850,000 unsecured revolving credit facility, our $25,000 unsecured bank line of credit (subsequent to year-end this increased to $50,000, see discussion in Note 3), current cash and cash equivalents, and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $881,951 for the year ended April 30, 2023, compared to $788,741 for the year ended April 30, 2022. The increase in operating cash flows was partially attributable to an increase in net income adjusted for non-cash reconciling items (depreciation and amortization, amortization of debt issuance costs, stock-based compensation, and loss (gain) on disposal of assets and impairment charges) of approximately $132,873. Refer to “Fiscal 2023 Compared with Fiscal 2022” on page 21 for further details on the primary driver for these changes. This increase was partially offset by the changes in deferred income taxes and changes in components of assets and liabilities. Cash provided by operations can be impacted by variability in the timing of payments and receipts for certain assets and liabilities, as well as changes in commodity costs year-over-year. The impacts from changes in deferred income taxes decreased by $59,595, attributable to lower accelerated tax depreciation on acquisitions and capital expenditures made in the current fiscal year. Additionally, impacts from accounts payable decreased $175,376 due to higher fuel costs in the prior fiscal year and an effort to better utilize available payment terms introduced in the prior fiscal year. These decreases were partially offset by impacts from changes in income tax balances which increased $56,368, primarily attributable to the timing of tax payments across the last two fiscal years, and impacts from inventories which increased $100,820, attributable to higher fuel costs in the prior year.
As shown in the supplemental disclosures to the cash flow, cash paid for taxes increased $40,833, primarily attributable to an increase in taxable income (refer to “Fiscal 2023 Compared with Fiscal 2022” on page 21 for further details on the primary driver for these changes) during the year as impacts from changes in deferred tax liabilities and income tax receivable were offsetting.
Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies. During fiscal 2023, we expended $562,137 for property and equipment, primarily for construction, acquisition, and remodeling of stores compared with $1,228,113 in the prior year. The decrease was primarily due to significant acquisition activity occurring in the prior year (see Note 2 for further discussion).
Cash provided by financing decreased $308,513, primarily due to $450,000 in draws on the Company's term loan facility to finance acquisitions in the prior year, offset by prior year prepayments of $167,500 on the Company's term loan facility due to strong free cash flow.

As of April 30, 2023, we had long-term debt and finance lease obligations consisting of:

Finance lease liabilities (Note 7)	$95,072
3.67% Senior Notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	135,000
3.75% Senior Notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	45,000
3.65% Senior Notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior Notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior Notes (Series E) due June 13, 2025	150,000
3.77% Senior Notes (Series F) due August 22, 2028	250,000
2.85% Senior Notes (Series G) due August 7, 2030	325,000
2.96% Senior Notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	250,000
Debt issuance costs	(1,698)
$1,673,374
Less current maturities	52,861
$1,620,513
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
During the fourth quarter, the Company refinanced its existing credit agreement (dated January 11, 2019, as amended, by and among the Company, the lenders party thereto and Royal Bank of Canada, as administrative agent) which resulted in its termination and repayment, in full, and entry into a new credit agreement (dated April 21, 2023, by among the lenders thereto and Wells Fargo Bank, National Association, as administrative agent) to provide for (a) a $250 million unsecured term loan , and (b) an $850 million unsecured revolving credit facility (collectively, the “Credit Facilities”). See Note 3 for additional information related to the Credit Facilities (see “Prior Credit Agreement” and “New Credit Agreement” sections). Amounts borrowed under the Credit Facilities bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The applicable margins are dependent upon the Company's quarterly Consolidated Leverage Ratio, as defined in the credit agreement. We have the right at any time to prepay all or a portion of the outstanding balance without premium or penalty, other than customary “breakage” costs with respect to Term SOFR-based borrowings, with prior notice given.
To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of debt or other bank financing, and existing cash. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, its $850,000 committed unsecured revolving credit facility, its additional $25,000 unsecured bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.
The table below presents our significant contractual obligations, including interest, at April 30, 2023:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,845,788	$87,959	$329,559	$374,706	$1,053,564
Finance lease obligations	130,897	12,398	21,502	20,240	76,757
Operating lease obligations	164,321	8,140	16,322	16,086	123,773
Unrecognized tax benefits	10,957	—	—	—	—
Deferred compensation	12,585	—	—	—	—
Total	$2,164,548	$108,497	$367,383	$411,032	$1,254,094
(1)The long-term debt portion of the table above excludes interest payments related to the Company's term loan facility, due to the variable nature of the required interest payments.
Unrecognized tax benefits relate to uncertain tax positions and since we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table.
At April 30, 2023, the Company had a total of $10,957 in gross unrecognized tax benefits. Of this amount, $8,656 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $386 as of April 30, 2023. Interest and penalties related to income taxes are classified as income tax expense in our consolidated statements of income. The federal statute of limitations remains open for the tax years 2019 and forward. Tax years 2013 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The Company has no ongoing federal or state income tax examinations. At this time, management believes it is reasonably possible the aggregate amount of unrecognized tax benefits will decrease by $2,500 within the next 12 months. This expected decrease is due to the expiration of statute of limitations related to certain federal and state income tax filing positions.
Included in other long-term liabilities on our consolidated balance sheet at April 30, 2023, was a $11,534 obligation for deferred compensation. Additionally, $756 was recognized in current liabilities as of April 30, 2023 related to deferred compensation. As the specific payment dates for a portion of the deferred compensation outstanding are unknown due to the unknown retirement dates of many of the participants, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table. However, known payments of $8,777 will be due during the next 5 years.
At April 30, 2023, we were partially self-insured for workers’ compensation claims in all but two states of our operating territory. In North Dakota and Ohio, we are required to participate in an exclusive, state managed fund for all workers compensation claims. We were also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $2,000 for auto liability and $1,000 for workers' compensation and general liability.

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
Business Operations; Our business and our reputation could be adversely affected by a cyber or data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy; food-safety issues and foodborne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; we may be adversely impacted by increases in the cost of food ingredients and other related costs; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we could be adversely affected if we experience difficulties in, or are unable to recruit, hire or retain, members of our leadership team and other distribution, field and store Team Members; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results; we rely on our information technology systems, and a number of third-party software providers, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business; increased credit card expenses could lead to higher operating expenses and other costs for the Company; our operations present hazards and risks which may not be fully covered by insurance, if insured; the dangers inherent in the storage and transport of fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities; consumer or other litigation could adversely affect our financial condition and results of operations; pandemics or disease outbreaks, such as COVID-19, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results; and, covenants in our Senior Notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests and the failure to comply with these requirements could have a material impact to us.
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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of April 30, 2023, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.5 million on interest expense.
We do, from time to time, participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchase and sale exclusions under the applicable accounting guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casey's General Stores, Inc. and subsidiaries (the Company) as of April 30, 2023 and 2022, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the self-insurance claim liability for workers’ compensation
As discussed in Notes 1 and 10 to the consolidated financial statements, at April 30, 2023, the Company was primarily self-insured for workers’ compensation claims. The self-insurance claim liability for workers’ compensation is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Factors affecting the uncertainty of the claim liability include the (1) loss development factors, which include the development time frame and settlement patterns, and (2) expected loss rates, which include litigation and adjudication direction, and medical treatment and cost trends. As discussed in Notes 1 and 10 to the consolidated financial statements, the Company reported a self-insurance claim liability of $61,168 thousand, which included the self-insurance claim liability for workers’ compensation.
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
June 23, 2023

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Casey's General Stores, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2023 and 2022, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated June 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
/s/ KPMG LLP
Des Moines, Iowa
June 23, 2023

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$378,869	$158,878
Receivables	120,547	108,028
Inventories	376,085	396,199
Prepaid expenses	22,107	17,859
Income taxes receivable	23,347	44,071
Total current assets	920,955	725,035
Property and equipment, at cost
Land	1,151,812	1,097,985
Buildings and leasehold improvements	2,629,795	2,445,509
Machinery and equipment	2,783,802	2,695,366
Finance lease right-of-use assets	99,764	75,060
Construction in process	169,796	92,331
	6,834,969	6,406,251
Less accumulated depreciation and amortization	2,620,149	2,425,709
Net property and equipment	4,214,820	3,980,542
Other assets, net of amortization	192,153	187,219
Goodwill	615,342	612,934
Total assets	$5,943,270	$5,505,730
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt and finance lease obligations	$52,861	$24,466
Accounts payable	560,546	588,783
Accrued expenses
Wages and related taxes	78,791	87,022
Property taxes	51,109	47,556
Insurance accruals	28,856	25,795
Other	154,962	131,056
Total current liabilities	927,125	904,678
Long-term debt and finance lease obligations, net of current maturities	1,620,513	1,663,403
Deferred income taxes	543,598	520,472
Insurance accruals, net of current portion	32,312	27,957
Other long-term liabilities	159,056	148,382
Total liabilities	3,282,604	3,264,892
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 37,263,248 and 37,111,667 shares issued and outstanding at April 30, 2023 and 2022, respectively	110,037	79,412
Retained earnings	2,550,629	2,161,426
Total shareholders’ equity	2,660,666	2,240,838
Total liabilities and shareholders’ equity	$5,943,270	$5,505,730
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2023	2022	2021
Total revenue	$15,094,475	$12,952,594	$8,707,189
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	12,022,069	10,189,880	6,350,754
Operating expenses	2,119,942	1,961,473	1,637,191
Depreciation and amortization	313,131	303,541	265,195
Interest, net	51,815	56,972	46,679
Income before income taxes	587,518	440,728	407,370
Federal and state income taxes	140,827	100,938	94,470
Net income	$446,691	$339,790	$312,900
Net income per common share
Basic	$11.99	$9.14	$8.44
Diluted	$11.91	$9.10	$8.38

Dividends declared per share	$1.52	$1.39	$1.32

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2020	36,806,325	$33,286	$1,609,919	$1,643,205
Net income	—	—	312,900	312,900
Dividends declared ($1.32 per share)	—	—	(49,091)	(49,091)
Exercise of stock options	40,189	1,784	—	1,784
Stock-based compensation (net of tax withholding on employee share-based awards)	103,364	23,881	—	23,881
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	339,790	339,790
Dividends declared ($1.39 per share)	—	—	(52,092)	(52,092)
Exercise of stock options	3,000	133	—	133
Stock-based compensation (net of tax withholding on employee share-based awards)	158,789	20,328	—	20,328
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
Net income	—	—	446,691	446,691
Dividends declared ($1.52 per share)	—	—	(57,488)	(57,488)
Stock-based compensation (net of tax withholding on employee share-based awards)	151,581	30,625	—	30,625
Balance at April 30, 2023	37,263,248	$110,037	$2,550,629	$2,660,666
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2023	2022	2021
Cash flows from operating activities
Net income	$446,691	$339,790	$312,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,131	303,541	265,195
Amortization of debt issuance costs	1,789	2,527	1,603
Stock-based compensation	47,024	37,976	31,986
Loss (gain) on disposal of assets and impairment charges	6,871	(1,201)	9,680
Deferred income taxes	23,126	82,721	4,123
Changes in assets and liabilities:
Receivables	(12,519)	(33,025)	(26,278)
Inventories	24,090	(76,730)	(50,342)
Prepaid expenses	(4,248)	(6,376)	(1,413)
Accounts payable	(9,483)	165,893	166,546
Accrued expenses	20,292	23,574	65,497
Income taxes	20,652	(35,716)	5,714
Other, net	4,535	(14,233)	18,877
Net cash provided by operating activities	881,951	788,741	804,088
Cash flows from investing activities
Purchase of property and equipment	(476,568)	(326,475)	(441,252)
Payments for acquisitions of businesses, net of cash acquired	(85,569)	(901,638)	(9,356)
Proceeds from sales of property and equipment	17,103	70,118	6,268
Net cash used in investing activities	(545,034)	(1,157,995)	(444,340)
Cash flows from financing activities
Proceeds from long-term debt	—	450,000	650,000
Repayments of long-term debt	(40,970)	(188,537)	(571,661)
Repayments of short-term debt	—	—	(120,000)
Payment of debt issuance costs	(3,940)	(1,149)	(5,525)
Proceeds from exercise of stock options	—	133	1,784
Payments of cash dividends	(55,617)	(51,212)	(47,971)
Tax withholdings on employee share-based awards	(16,399)	(17,648)	(8,105)
Net cash (used in) provided by financing activities	(116,926)	191,587	(101,478)
Net increase (decrease) in cash and cash equivalents	219,991	(177,667)	258,270
Cash and cash equivalents at beginning of year	158,878	336,545	78,275
Cash and cash equivalents at end of year	$378,869	$158,878	$336,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for interest, net of amount capitalized	$56,799	$54,499	$48,508
Cash paid for income taxes, net	90,398	49,565	80,916
Noncash investing and financing activities
Purchased property and equipment in accounts payable	27,905	46,659	9,204
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations: Casey’s General Stores, Inc. and its subsidiaries (collectively referred to as the "Company") operate 2,521 convenience stores in 16 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
Cash equivalents: We consider all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents. Included in cash equivalents are money market funds, treasury bills, and credit card, debit card and electronic benefits transfer transactions that process within three days.
Receivables: Receivables is primarily comprised of balances outstanding from credit card companies which are not processed within three days and balances outstanding from vendor rebates. The Company records credit card receivables at the time of the related sale to the guest. Vendor rebates are recorded based upon the applicable agreements. Uncollectible accounts were immaterial during the periods presented. Below is a summary of the receivable values at April 30, 2023 and 2022:

	Years ended April 30,
	2023	2022
Credit cards	$46,851	$57,724
Vendor rebates	54,979	40,045
Other	18,717	10,259
Total receivables	$120,547	$108,028
Inventories and cost of goods sold: Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel inventories, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
The excess of replacement cost over the stated LIFO value was $138,962 and $114,731 at April 30, 2023 and 2022, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2023 and 2022:

	Years ended April 30,
	2023	2022
Fuel	$115,095	$131,823
Merchandise	260,990	264,376
Total inventories	$376,085	$396,199
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
Renewable identification numbers (“RINs”) are assigned to gallons of renewable fuels produced and are used to track compliance with the renewable fuel standard. At times, we purchase fuel components (ethanol, gasoline, biodiesel or diesel) and blend those components into a finished product in a fuel truck. This process enables the Company to take title to the RIN assigned to each gallon of ethanol or biodiesel produced. RINs are recorded as a reduction in cost of goods sold at the contracted sales price, in the period when the Company transfers the RIN. The Company does not record inventories on the balance sheet related to RINs, as they are acquired at no cost to the Company.
The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs. Warehousing costs are recorded within operating expenses on the consolidated statements of income.

Capitalized software implementation costs: The Company capitalizes expenditures related to the implementation of software-as-a-service as incurred. These costs are expensed on a straight-line basis within operating expenses, typically over the contractual life of the related software. The useful lives utilized for capitalized software implementation costs range from 2-13 years. As of April 30, 2023 and April 30, 2022, the Company had recognized $42,495 and $41,337 of capitalized software implementation costs, respectively. The outstanding balance is recognized in other assets, net of amortization on the consolidated balance sheets. The Company has recognized amortization of $12,302 in fiscal 2023, $9,449 in fiscal 2022 and $8,553 in fiscal 2021 within operating expenses on the consolidated statements of income.
Goodwill: As of April 30, 2023 and 2022, there was $615,342 and $612,934 of goodwill recognized, respectively. Goodwill is tested for impairment at least annually. The Company used a qualitative approach to assess the recoverability of goodwill at year-end. Management’s analysis of recoverability completed as of the fiscal year-end indicated no evidence of impairment for the years ended April 30, 2023, 2022, and 2021.
Contractual customer relationships: As the result of the prior year acquisition of Buchanan Energy, the Company recognized approximately $31,100 of contractual customer relationships. These assets were valued using the multi-period excess earnings method. The contractual customer relationships are amortized on a straight-line basis over a useful life of 15 years and are included within other assets, net of amortization in the consolidated balance sheets as of April 30, 2023. As of April 30, 2023 and April 30, 2022, the Company has recognized $26,953 and $29,027 of contractual customer relationships, which was net of accumulated amortization of $4,147 and $2,073 respectively. The Company expects to recognize $2,073 of annual amortization expense related to contractual customer relationships over the next 5 years.
Depreciation and amortization: Depreciation of property and equipment are computed using the straight-line method over the following estimated useful lives:

Buildings	25-40 years
Machinery and equipment	3-40 years
Finance lease right-of-use assets	Lesser of term of lease or life of asset
Leasehold improvements	Lesser of term of lease or life of asset
The Company monitors stores and will accelerate depreciation if the expected life of the asset is reduced due to the expected remaining operation of the store or the Company’s plans. Construction in process is reported at cost and not subject to depreciation until the related asset is placed in service.
Store closings and asset impairment: The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins actively marketing the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets, as well as estimates provided by its own and/or third-party real estate experts.
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is typically based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company, is generally on a store-by-store basis. The Company incurred impairment charges of $3,500 in fiscal 2023, $1,056 in fiscal 2022, and $3,846 in fiscal 2021. Impairment charges are a component of operating expenses.
Income taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
Revenue recognition: The Company recognizes retail sales of fuel, grocery and general merchandise, prepared food and dispensed beverage and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the consolidated financial statements.

A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to redeemable digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of April 30, 2023 and April 30, 2022, the Company recognized a contract liability of $55,561 and $41,577, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in other accrued expenses on the consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of April 30, 2023 and April 30, 2022, the Company recognized a liability of $17,463 and $15,509, respectively, related to outstanding gift cards, which is included in other accrued expenses on the consolidated balance sheets.
Net income per common share: Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding during each of the years. Unvested shares under equity awards are treated as common shares within the basic earnings per share calculation when a recipient has met certain requirements in the award agreement. For example, if retirement provisions are satisfied which allow a recipient to avoid forfeiture of the award upon a normal retirement from the Company, it is included in the basic earnings per share calculation. The calculation of diluted earnings per share treats stock options and unvested restricted stock units with time-based restrictions as potential common shares to the extent they are dilutive. The diluted earnings per share calculation does not take into effect any shares that have not met performance or market conditions as of the reporting period.
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
The discounted liability was $36,978 and $28,604 at April 30, 2023 and 2022, respectively, and is recorded in other long-term liabilities on the consolidated balance sheets.
Self-insurance: The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined using actuarial methods at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of the claim liability include the loss development factors, which includes the development time frame and settlement patterns, and expected loss rates, which includes litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves was $61,168 and $53,752 for the years ended April 30, 2023 and 2022, respectively. See additional discussion in Note 10.
Environmental remediation liabilities: The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
Derivative instruments: There were no options or futures contracts as of or during the years ended April 30, 2023, 2022, or 2021. From time to time, we participate in a forward buy of certain commodities - see further discussion in Note 9. These are not accounted for as derivatives under the normal purchases and sale exclusions within the applicable accounting guidance.
Stock-based compensation: Stock-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the consolidated statements of income over the vesting period of the award, adjusted for certain retirement provisions. Forfeitures are recognized as they occur. Additionally, certain awards include performance and market conditions. The majority of performance-based awards are based on either the achievement of a three-year average return on invested capital (ROIC) or three-year cumulative earnings before interest, income taxes, depreciation, and amortization (EBITDA). For these awards, stock-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. Additionally, if the Company's relative total shareholder return over the performance period is in the bottom or top quartile of the companies comprising the S&P 500, the performance-based shares included will be adjusted downward by 25%, or upward by 25%, respectively (the "TSR Modifier"). The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant. For the market-based portion of these awards, the stock-based compensation expense will not be adjusted should the target awards vary from actual awards.

Segment reporting: As of April 30, 2023, we operated 2,521 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it makes it easier for us to discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
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
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The standard included guidance related to supplier finance programs and requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. The new standard is effective for the Company on May 1, 2023. While the new standard could result in enhanced disclosures, we do not expect this standard to materially impact the consolidated financial statements.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The standard extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, and became effective immediately. During the year, we entered into a new credit agreement which, in part, removed the LIBO Rate from applicable debt agreements. See Note 3 for additional information related to the new credit agreement (see “New Credit Agreement” section). The adoption of this standard did not have a material impact on our consolidated financial statements.
2. ACQUISITIONS
Current Period Acquisitions
During the year ended April 30, 2023, the Company acquired 47 stores, of which 26 stores were acquired from Minit Mart LLC pursuant to the terms and conditions of an asset purchase agreement. The majority of these acquisitions meet the criteria to be considered business combinations. The purchase price of the stores was determined using a discounted cash flow model on a location by location basis. The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date as determined by internal estimates. Fair values were determined using Level 3 inputs (see Note 3). The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. Goodwill of $2,408 was recognized as the result of the current year acquisitions and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years. Acquisition-related transaction costs are recognized as period costs as incurred.
The aggregate purchase price for the acquisitions totaled $85,569, which was paid in cash upon closing using available cash on hand.

Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2023, is as follows (in thousands):

Assets acquired:
Inventories	$3,976
Property and equipment	79,556
Goodwill	2,408
Total assets	85,940
Total liabilities	371
Net assets acquired and total purchase price	$85,569
The Company recognized approximately $17,325 of revenue related to the acquired locations in the consolidated statements of income for the year ended April 30, 2023. The amount of net income related to the acquired locations was not material for the year ended April 30, 2023.
Pro Forma Information
The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	For the year ended April 30,
	2023	2022
Total revenue	$15,438,809	$13,302,097
Net income	$447,320	$341,235
Net income per common share
Basic	$12.00	$9.18
Diluted	$11.92	$9.13
Prior Period Acquisitions
Buchanan Energy
On May 13, 2021, the Company closed on the acquisition of 100% of the equity interest in Buchanan Energy (and certain of its related subsidiaries and affiliated entities), owner of Bucky’s Convenience Stores. The transaction included 92 retail locations (consisting of 24 stores in Nebraska, 56 in Illinois, five in Iowa, three in Missouri, and four in Texas), a dealer network of 81 stores where Casey’s manages fuel wholesale supply agreements to these stores, as well as several parcels of land which may be used for new store construction. Three of the retail locations were divested shortly after closing as part of a consent order with the Federal Trade Commission. During the fourth quarter of the 2022 fiscal year, the Company sold four stores and one parcel of land in Texas for an aggregate sale price of $41,000, subject to customary post-closing adjustments. We did not record a material gain or loss related to the sale.
The Company expects to achieve certain synergies over time, in part, through the reduction of duplicate processes, improvements in purchasing power, installing our kitchens, and expanding merchandise offerings.
The aggregate purchase price for the acquisition totaled $571,842, which is net of a working capital adjustment of $5,400. Upon closing, $577,242 was paid in cash using available cash on hand, proceeds from a $300 million term loan and a draw on a revolving credit facility. The draw on the revolving credit facility was repaid during the first quarter of the 2022 fiscal year. The working capital adjustment was received during the fourth quarter of the 2022 fiscal year.

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
Pilot
On December 16, 2021, the Company closed on the acquisition of 40 stores from Pilot Corporation pursuant to the terms and conditions of an asset purchase agreement. The transaction included 39 stores located in Tennessee and one store located in Kentucky. The aggregate purchase price for the acquisition totaled $226,624, which was paid in cash using available cash on hand and certain incremental proceeds from a $150 million term loan.
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
The goodwill recognized from this transaction is primarily attributable to the location of the seller's stores in relation to our footprint and expected synergies due, in part, to expanded inside store offerings. Almost all of the goodwill acquired as a result of this transaction will be deductible for income tax purposes over 15 years.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-TERM DEBT
U.S. GAAP requires that each financial asset and liability carried at fair value be classified into one of the following of the fair value hierarchy levels, which is based upon the quality of the inputs used in the valuation. Level 1 inputs are quoted market prices in active markets for identical assets and liabilities. Level 2 inputs are observable market-based inputs or unobservable inputs that are corroborated by market data (excluding those included within Level 1). Level 3 inputs are unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. A summary of the fair value of the Company’s financial instruments follows.
Cash and cash equivalents, receivables, and accounts payable: The carrying amount approximates fair value due to the short maturity of these instruments or the recent purchase of the instruments at current rates of interest.
Long-term debt: The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances which are considered Level 2 inputs. The fair value of the Company’s long-term debt was approximately $1,437,000 and $1,508,000, respectively, at April 30, 2023 and 2022. The fair value calculated excludes finance lease obligations of $95,072 and $74,234 outstanding at April 30, 2023 and April 30, 2022, respectively, which are grouped with long-term debt on the consolidated balance sheets.
Prior Credit Agreement
During the fourth quarter, the Company made a $15,625 prepayment on the existing term loan facility under its credit agreement dated January 11, 2019, as amended, by and among the Company, the lenders party thereto and Royal Bank of Canada, as administrative agent (the “Prior Credit Agreement”). On April 21, 2023, the Company subsequently terminated the Prior Credit Agreement, and repaid in full, all outstanding indebtedness thereunder (which as of such date was $250,000 under the term loan facility and $0 under the revolving credit facility).
New Credit Agreement
On April 21, 2023, the Company entered into a new credit agreement, by among the lenders thereto and Wells Fargo Bank, National Association, as administrative agent (the “New Credit Agreement”), to provide for (a) a $250 million unsecured term loan (the “Term Loan Facility”) and (b) an $850 million unsecured revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Term Loan Facility was used to refinance the existing term loan under the Prior Credit Agreement, as noted above, and to pay fees and expenses in connection therewith. The Revolving Facility is available for working capital and other general corporate purposes of the Company and its subsidiaries. The transaction was primarily treated as a debt modification for accounting purposes.
Amounts borrowed under the Credit Facilities bear interest at variable rates based upon, at the Company’s option: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The Revolving Facility carries a facility fee of 0.15% to 0.30% per annum. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the New Credit Agreement.
The outstanding principal balance on the Term Loan Facility is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September, and December, with the balance of the Credit Facilities due on April 21, 2028. The New Credit Agreement contains an expansion option permitting the Company to request an increase of either of the Credit Facilities from time to time not to exceed the greater of (a) $900 million and (b) 100% of Consolidated EBITDA (as defined in the New Credit Agreement) of the Company for the four most recently completed fiscal quarters, from the lenders or other financial institutions acceptable to the Company and the administrative agent, upon the satisfaction of certain conditions, including the consent of the lenders whose commitments would increase.
Under the Prior Credit Agreement, the Company had $0 outstanding on the revolving facility, and $265,625 outstanding on the term loan facility at April 30, 2022. Under the New Credit Agreement, the Company had $0 outstanding on the Revolving Facility and $250,000 outstanding on the Term Loan Facility at April 30, 2023.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability up to $25,000 at April 30, 2023. The $25,000 availability under the Bank Line is encumbered by a $432 letter of credit. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank

Line as the Federal Funds Offered Rate. There was $0 outstanding at April 30, 2023 and 2022. The Bank Line is due upon demand. Subsequent to year-end, and effective June 1, 2023, the Bank Line was increased from $25,000 to $50,000.
The carrying amount of the Company’s long-term debt and finance lease obligations by issuance is as follows:

	As of April 30,
	2023	2022
Finance lease liabilities (Note 7)	$95,072	$74,234
3.67% Senior Notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	135,000	150,000
3.75% Senior Notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	45,000	50,000
3.65% Senior Notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	50,000
3.72% Senior Notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	50,000
3.51% Senior Notes (Series E) due June 13, 2025	150,000	150,000
3.77% Senior Notes (Series F) due August 22, 2028	250,000	250,000
2.85% Senior Notes (Series G) due August 7, 2030	325,000	325,000
2.96% Senior Notes (Series H) due August 6, 2032	325,000	325,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	250,000	265,625
Debt issuance costs	(1,698)	(1,990)
	$1,673,374	$1,687,869
Less current maturities	52,861	24,466
	$1,620,513	$1,663,403
Interest expense is net of interest income of $7,823, $48, and $168 for the years ended April 30, 2023, 2022, and 2021, respectively. Interest expense is also net of interest capitalized of $3,631, $2,031, and $4,537 during the years ended April 30, 2023, 2022, and 2021, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2023, the Company was in compliance with all such operating and financial covenants.
Listed below are the aggregate maturities of long-term debt, excluding finance lease obligations (refer to Note 7 for future minimum payments under finance leases), for the 5 years commencing May 1, 2023 and thereafter:

Years ended April 30,
2024	$44,500
2025	44,500
2026	204,500
2027	60,500
2028	248,000
Thereafter	978,000
$1,580,000
4. PREFERRED AND COMMON STOCK
Preferred stock: The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares of preferred stock have been issued.
Common stock: The Company currently has 120,000,000 authorized shares of common stock.
Stock incentive plans: The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. There were 1,661,530 shares available for grant at April 30, 2023, under the 2018 Plan.
We account for stock-based compensation by estimating the grant date fair value of time-based and performance-based restricted stock unit awards using the closing price of our common stock on the applicable grant date, or the date on which performance goals for performance-based units are established, if after the grant date. The time-based awards most commonly vest ratably over a three-year period commencing on the first anniversary of the grant date. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of “target." The performance-based awards are also subject to the TSR Modifier (see Note 1 for additional information). The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant. For market-based awards, the stock-based compensation expense will not be adjusted should the target awards vary from actual awards.
We recognize these amounts as an operating expense in our consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of shares to be issued under performance-based awards. All awards have been granted at no cost to the grantee.
The following table presents a summary of our RSU activity during the three-year period ended April 30, 2023:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
Unvested at April 30, 2020	473,799
Granted	209,936	$178
Vested	(154,842)
Forfeited	(12,275)
Performance Award Adjustments	130,302
Unvested at April 30, 2021	646,920
Granted	154,278	219
Vested	(242,955)
Forfeited	(30,055)
Performance Award Adjustments	(1,794)
Unvested at April 30, 2022	526,394	185
Granted	165,024	218
Vested	(233,533)	166
Forfeited	(40,773)	208
Performance Award Adjustments	133,728	227
Unvested at April 30, 2023	550,840	$212
Total compensation costs recorded for employees and non-employee board members for the restricted stock unit awards for the years ended April 30, 2023, 2022 and 2021 were $47,024, $37,976, and $31,986, respectively. As of April 30, 2023, there was $41,422 of total unrecognized compensation costs related to the 2018 Plan for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2026, with a weighted average remaining term of 1.0 year. The fair value of restricted stock unit awards vested for the years ended April 30, 2023, 2022 and 2021 were $46,943, $51,046, and, $24,520, respectively, as of the applicable vest date. At April 30, 2023, there were no stock options outstanding.
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other expenses. The Repurchase Program has no set expiration date. The timing and number of repurchase transactions depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time.

5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2023	2022	2021
Basic
Net income	$446,691	$339,790	$312,900
Weighted average shares outstanding-basic	37,266,851	37,158,898	37,092,273
Basic earnings per common share	$11.99	$9.14	$8.44
Diluted
Net income	$446,691	$339,790	$312,900
Weighted-average shares outstanding-basic	37,266,851	37,158,898	37,092,273
Plus effect of stock options and restricted stock units	252,844	197,800	263,865
Weighted-average shares outstanding-diluted	37,519,695	37,356,698	37,356,138
Diluted earnings per common share	$11.91	$9.10	$8.38
There were no stock options outstanding at April 30, 2023 and 2022. In previous years, there were no stock options considered antidilutive; therefore, all stock options were included in the computation of dilutive earnings per share for fiscal 2021.
6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2023	2022	2021
Current tax expense:
Federal	$95,336	$4,382	$73,950
State	22,365	13,835	16,397
	117,701	18,217	90,347
Deferred tax expense	23,126	82,721	4,123
Total income tax expense	$140,827	$100,938	$94,470

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2023	2022
Deferred tax assets:
Accrued liabilities and reserves	$7,031	$11,699
Deferred revenue	15,565	11,893
Accrued bonus compensation	9,361	7,340
Workers compensation	11,500	9,922
Operating and finance lease obligations	52,464	46,693
Asset retirement obligations	9,404	7,361
Deferred compensation	3,242	3,540
Equity compensation	8,305	9,567
State net operating losses and tax credits	1,807	4,021
Other	3,551	3,548
Total gross deferred tax assets	122,230	115,584
Less valuation allowance	250	250
Total net deferred tax assets	121,980	115,334
Deferred tax liabilities:
Property and equipment depreciation	(617,154)	(597,740)
Goodwill	(43,900)	(34,869)
Other	(4,524)	(3,197)
Total gross deferred tax liabilities	(665,578)	(635,806)
Net deferred tax liability	$(543,598)	$(520,472)

At April 30, 2023, the Company had net operating loss carryforwards for state income tax purposes of approximately $94,897, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2031. In addition, the Company had state tax credit carryforwards of approximately $1,868, which begin to expire in 2026.
The valuation allowance for state net operating loss and state tax credit deferred tax assets as of April 30, 2023 and 2022 was $250. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2023	2022	2021
Income taxes at the statutory rates	21.0%	21.0%	21.0%
Federal tax credits	(1.3)%	(1.8)%	(1.5)%
State income taxes, net of federal tax benefit	4.0%	3.8%	3.5%
Impact of phased-in state law changes, net of federal benefit	(0.4)%	(0.8)%	—%
ASU 2016-09 benefit (stock-based compensation)	(0.3)%	(1.0)%	(0.6)%
Nondeductible executive compensation	1.1%	1.2%	0.9%
Other	(0.1)%	0.5%	(0.1)%
	24.0%	22.9%	23.2%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $10,957 and $10,259 in gross unrecognized tax benefits at April 30, 2023 and 2022, respectively, which is recorded in other long-term liabilities in the consolidated balance sheet. Of this amount, $8,656 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $698 during the twelve months ended April 30, 2023, due primarily to the increase associated with income tax filing positions for the current year exceeding the decrease related to the expiration of certain statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Beginning balance	$10,259	$9,316
Additions based on tax positions related to current year	2,867	2,953
Reductions due to lapse of applicable statute of limitations	(2,169)	(2,010)
Ending balance	$10,957	$10,259
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $386 and $371 at April 30, 2023 and 2022, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month periods ended April 30, 2023 and 2022 was an increase in tax expense of $15 and $1, respectively.
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
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $2,500 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the tax years 2019 and forward. Tax years 2013 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
7. LEASES
The Company is a lessee in situations where we lease property and equipment, most commonly land, building or store equipment, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC 842 - Leases. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. The Company records operating lease liabilities in other accrued expenses and other long-term liabilities and records finance lease liabilities within current maturities of long-term debt and long-term debt and finance lease obligations on the consolidated balance sheets. All lessor related activity is considered immaterial to the consolidated financial statements.
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
Lease right-of-use assets outstanding as of April 30, 2023 and 2022 consisted of the following:

	Classification	April 30, 2023	April 30, 2022
Finance lease right-of-use assets	Property and equipment	$79,344	$59,677
Operating lease right-of-use assets	Other assets	107,994	104,579

The summary of lease-related costs included on the consolidated statements of income is included below:

	Years ended April 30,
	2023	2022	2021
Operating lease cost	$9,346	$6,721	$2,290
Finance lease cost:
Amortization of right-of-use assets	$5,882	$4,489	$2,870
Interest on lease liabilities	2,966	2,337	612
Weighted average remaining lease terms, weighted average discount rates, and supplementary cash flow information or outstanding leases were as follows:

	April 30, 2023	April 30, 2022
Weighted-average remaining lease-term - finance lease	15.1	19.3
Weighted-average remaining lease-term - operating lease	19.8	20.3

Weighted-average discount rate - finance lease	4.40%	3.97%
Weighted-average discount rate - operating lease	4.33%	3.98%

Right-of-use assets obtained in exchange for new finance lease liabilities	$25,166	$52,525
Right-of-use assets obtained in exchange for new operating lease liabilities	14,642	87,723
Future minimum payments under the finance leases and operating leases consisted of the following at April 30, 2023:

Years ended April 30,	Finance leases	Operating leases
2024	$12,398	$8,140
2025	10,913	8,204
2026	10,589	8,118
2027	10,596	8,059
2028	9,644	8,027
Thereafter	76,757	123,773
Total minimum lease payments	$130,897	$164,321
Less amount representing interest	35,825	58,392
Present value of net minimum lease payments	$95,072	$105,929
Effective during the third quarter of fiscal year 2020, Casey’s Marketing Company, and the City of Joplin, Missouri (“Joplin”) entered into an agreement in which Joplin agreed to issue up to $51,400 of taxable industrial development revenue bonds for the purpose of acquiring, constructing, improving, purchasing, equipping and installing a warehouse and distribution facility, which has been completed and is currently being used by the Company. As the title of the development was transferred to Joplin and the Company is subsequently leasing the related asset from Joplin, we have accounted for the transaction under the sale-and-leaseback guidance included in ASC 842-40. We have a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the assets to Joplin from being recognized as a sale. Accordingly, we have not recognized any gain or loss related to the transfer. Furthermore, we have not derecognized the transferred assets and continue to recognize them in property and equipment on the consolidated balance sheets. The Company has the right and intends to set-off any obligations to make payments under the lease, with proceeds due from the industrial revenue bonds. As of April 30, 2023, we have recognized the full amount of bonds available as property and equipment on the consolidated balance sheets related to this agreement.

8. BENEFIT PLAN
The Company provides Team Members with a defined contribution 401(k) Plan. The 401(k) Plan is available to all Team Members who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on Team Member contributions. Contributions to the 401(k) Plan were $11,765, $10,983, and $10,382 for the years ended April 30, 2023, 2022, and 2021, respectively.
On April 30, 2023 and 2022, 751,339 and 807,396 shares of common stock, respectively, were held by the trustee of the 401(k) Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) Plan are treated as outstanding in the computation of net income per common share.
9. COMMITMENTS
The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, each of which require minimum annual compensation. The Company also has entered into change of control agreements with its Chief Executive Officer and 31 other officers, providing for certain payments in the event of termination in connection with a change of control of the Company, as defined therein.
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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of April 30, 2023, the forward contracts run through July 2023. The commitment under these contracts is approximately $14,574. These contracts are not accounted for as derivatives as they meet the normal purchases and sales exclusion under derivative accounting.
10. CONTINGENCIES
Environmental compliance: The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. The majority of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2023 and 2022 of approximately $268 and $274, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled McColley v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015 to the present. On March 31, 2021, the Court granted conditional certification, and to-date, approximately 1,400 current and/or former Store Managers (representing less than 1/4 of those eligible) remain opted-in to participate in the lawsuit. The Company believes that adequate provisions have been made for probable losses related to this matter, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend the matter.

In 2023, the Company received a $15,297 one-time payment from the resolution of a legal matter. These proceeds were recognized as a reduction to operating expenses in the consolidated statements of income.
At April 30, 2023, the Company was primarily self-insured for workers’ compensation claims in all but two states of its operating territory. In North Dakota and Ohio, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $2,000 for auto liability and $1,000 for general liability and workers' compensation. Additionally, the Company is self-insured for its portion of Team Member medical expenses. At April 30, 2023 and 2022, the Company had $61,168 and $53,752, respectively, outstanding for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2023.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2023.
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
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Information about our Executive Officers", “Executive Compensation”, and "The Board of Directors and Its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2023, and used in connection with the Company’s 2023 Annual Meeting of Shareholders are hereby incorporated by reference.
The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Business Conduct and Ethics) for its directors, officers, and all Team Members. The Financial Code of Ethics, the Code of Business Conduct and Ethics, and other Company governance materials are available under the Investor Relations-Governance link of the Company website located at www.caseys.com. In the event of any amendments to, or waivers of, the Financial Code of Ethics or the Code of Business Conduct and Ethics, any required disclosure will be posted to our website. To date, there have been no waivers of the Financial Code of Ethics or the Code of Business Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "The Board of Directors and Its Committees”, “Compensation Committee Report", “Compensation Committee Interlocks and Insider Participation in Compensation Decisions”, “Executive Compensation,” “CEO Pay Ratio”, "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2023, and used in connection with the Company’s 2023 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2023, and used in connection with the Company’s 2023 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2023, and used in connection with the Company’s 2023 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2023, and used in connection with the Company’s 2023 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as a part of this report on Form 10-K:

a.The following financial statements are included herewith:
Reports of Independent Registered Public Accounting Firm (PCAOB ID 185)
Consolidated Balance Sheets, April 30, 2023 and 2022
Consolidated Statements of Income, Three Years Ended April 30, 2023
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2023
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2023
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

10.7
Credit Agreement, dated as of April 21, 2023, by and among Casey’s General Stores, Inc. Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K as filed April 26, 2023)

10.8*	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 19, 2019)

10.9*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated September 25, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K as filed June 26, 2020)

10.10*
Employment Agreement, dated May 31, 2019, between the Company and Darren M. Rebelez (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 6, 2019)

10.11*	Amended and Restated Employment Agreement, dated July 25, 2022, between the Company and Darren M. Rebelez (incorporated by reference to Exhibit 10.1 to Form 8-K as filed July 29, 2022)

10.12*
Employment Agreement, dated May 12, 2020, between the Company and Stephen P. Bramlage, Jr. (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.13*
Employment Agreement, dated May 8, 2020, between the Company and Ena Williams Koschel (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.14*	Casey's General Stores, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Form 8-K as filed September 10, 2018)

10.15*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed September 10, 2018)

10.16*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY20 Awards) (incorporated by reference to Exhibit 10.45 to Form 10-Q as filed September 9, 2019)

10.17*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY21-FY24 Awards) (incorporated by reference to Exhibit 10.32 to Form 10-Q as filed September 8, 2020)

10.18*	Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY24 for Darren M. Rebelez)

10.19*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to Form 10-Q as filed September 8, 2020)

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

10.25*	Restricted Stock Units Agreement (Make-Whole Award to Ena Williams Koschel) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to Form 10-Q as filed September 8, 2020)

10.26*	Restricted Stock Units Agreement (Make-Whole Award to Katrina S. Lindsey) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K as filed March 8, 2021)

10.27*	Casey's General Stores, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 9, 2019)

21	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Darren M. Rebelez under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Stephen P. Bramlage Jr. under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 23, 2023	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 23, 2023	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 23, 2023	By	/s/ Darren M. Rebelez
Darren M. Rebelez, President and
Chief Executive Officer, Board Chair and
Director

Date: June 23, 2023	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer

Date: June 23, 2023	By	/s/ H. Lynn Horak
H. Lynn Horak
Director

Date: June 23, 2023	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 23, 2023	By	/s/ Diane C. Bridgewater
Diane C. Bridgewater
Director

Date: June 23, 2023	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 23, 2023	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 23, 2023	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 23, 2023	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 23, 2023	By	/s/ Judy A. Schmeling
Judy A. Schmeling
Director

Date: June 23, 2023	By	/s/ Gregory A. Trojan
Gregory A. Trojan
Director

Date: June 23, 2023	By	/s/ Michael Spanos
Michael Spanos
Director

Date: June 23, 2023	By	/s/ Sri Donthi
Sri Donthi
Director