Form 10-Q
period 2023-07-31
CASEYS GENERAL STORES INC
filed 2023-09-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2023
Common stock, no par value per share	37,266,636 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2023	April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$439,112	$378,869
Receivables	133,726	120,547
Inventories	424,728	376,085
Prepaid expenses	24,625	22,107
Income taxes receivable	—	23,347
Total current assets	1,022,191	920,955
Other assets, net of amortization	191,900	192,153
Goodwill	618,477	615,342
Property and equipment, net of accumulated depreciation of $2,694,571 at July 31, 2023 and $2,620,149 at April 30, 2023	4,229,784	4,214,820
Total assets	$6,062,352	$5,943,270

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$53,640	$52,861
Accounts payable	570,485	560,546
Accrued expenses	294,873	313,718
Income taxes payable	15,001	—
Total current liabilities	933,999	927,125
Long-term debt and finance lease obligations, net of current maturities	1,598,524	1,620,513
Deferred income taxes	559,493	543,598
Insurance accruals, net of current portion	32,070	32,312
Other long-term liabilities	161,971	159,056
Total liabilities	3,286,057	3,282,604
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	72,643	110,037
Retained earnings	2,703,652	2,550,629
Total shareholders’ equity	2,776,295	2,660,666
Total liabilities and shareholders' equity	$6,062,352	$5,943,270
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2023	2022
Total revenue	$3,869,251	$4,454,644
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,991,497	3,618,394
Operating expenses	560,855	543,271
Depreciation and amortization	82,905	76,295
Interest, net	12,495	13,816
Income before income taxes	221,499	202,868
Federal and state income taxes	52,262	49,936
Net income	$169,237	$152,932
Net income per common share
Basic	$4.54	$4.11
Diluted	$4.52	$4.09
Basic weighted average shares outstanding	37,300,952	37,222,943
Plus effect of stock compensation	155,187	186,762
Diluted weighted average shares outstanding	37,456,139	37,409,705

Dividends declared per share	$0.43	$0.38
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2023	37,263,248	$110,037	$2,550,629	$2,660,666
Net income	—	—	169,237	169,237
Dividends declared (43 cents per share)	—	—	(16,214)	(16,214)
Repurchase of common stock	(123,569)	(29,893)	—	(29,893)
Share-based compensation (net of tax withholding on employee share-based awards)	126,774	(7,501)	—	(7,501)
Balance at July 31, 2023	37,266,453	$72,643	$2,703,652	$2,776,295

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
Net income	—	—	152,932	152,932
Dividends declared (38 cents per share)	—	—	(14,431)	(14,431)
Share-based compensation (net of tax withholding on employee share-based awards)	138,132	707	—	707
Balance at July 31, 2022	37,249,799	$80,119	$2,299,927	$2,380,046
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2023	2022
Cash flows from operating activities:
Net income	$169,237	$152,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,905	76,295
Amortization of debt issuance costs	278	345
Share-based compensation	10,468	16,185
(Gain) loss on disposal of assets and impairment charges	(1,448)	230
Deferred income taxes	15,895	24,727
Changes in assets and liabilities:
Receivables	(13,179)	(37,859)
Inventories	(48,256)	(2,899)
Prepaid expenses	(2,518)	(6,504)
Accounts payable	(4,344)	34,799
Accrued expenses	(20,150)	(7,865)
Income taxes	39,139	23,953
Other, net	1,104	1,867
Net cash provided by operating activities	229,131	276,206
Cash flows from investing activities:
Purchase of property and equipment	(68,903)	(82,070)
Payments for acquisition of businesses, net of cash acquired	(13,297)	(1,065)
Proceeds from sales of assets	5,784	5,019
Net cash used in investing activities	(76,416)	(78,116)
Cash flows from financing activities:
Payments of long-term debt	(29,665)	(15,998)
Payments of cash dividends	(14,945)	(13,128)
Repurchase of common stock	(29,893)	—
Tax withholdings on employee share-based awards	(17,969)	(15,478)
Net cash used in financing activities	(92,472)	(44,604)

Net increase in cash and cash equivalents	60,243	153,486
Cash and cash equivalents at beginning of the period	378,869	158,878
Cash and cash equivalents at end of the period	$439,112	$312,364

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2023	2022
Cash paid during the period for:
Interest, net of amount capitalized	$10,701	$8,689
Income taxes, net	—	—

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	42,188	42,008
Right-of-use assets obtained in exchange for new finance lease liabilities	8,345	736
Right-of-use assets obtained in exchange for new operating lease liabilities	2,214	—
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,536 convenience stores in 16 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2023 and April 30, 2023, the results of operations, for the three months ended July 31, 2023 and 2022, and shareholders' equity and cash flows for the three months ended July 31, 2023 and 2022. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the Form 10-K for the year ended April 30, 2023 for our consideration of new accounting pronouncements.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of fuel, grocery and general merchandise, prepared food and dispensed beverage and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated statements of income.
A portion of revenue from sales that include a redeemable digital box top coupon or points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the digital box top coupon or points. The amounts related to digital box top coupons and points are deferred until their redemption or expiration. Revenue related to the digital box top coupons and points issued is expected to be recognized less than one year from the original sale to the guest. As of July 31, 2023 and April 30, 2023, the Company recognized a contract liability of $52,935 and $55,561, respectively, related to the outstanding digital box top coupons and Casey's Rewards points, which is included in accrued expenses on the condensed consolidated balance sheets. During the quarter ended July 31, 2023, the Company recorded a reduction of the liability of $4,800 due to planned changes in the digital box top program.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of July 31, 2023 and April 30, 2023, the Company recognized a liability of $16,563 and $17,463, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.
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
The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances, vendor rebates and RINs. Warehousing costs are recorded within operating expenses on the condensed consolidated statements of income.

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,396,000 and $1,437,000 at July 31, 2023 and April 30, 2023, respectively. The fair value calculated excludes finance lease obligations of $100,908 and $95,072 outstanding at July 31, 2023 and April 30, 2023, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $3,576, and $0 for the three months ended July 31, 2023 and 2022, respectively. Interest, net is also net of interest capitalized of $794, and $581 for the three months ended July 31, 2023 and 2022, respectively.
Revolving Facility
The Company has a credit agreement that provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The Revolving Facility carries a facility fee of 0.15% to 0.30% per annum. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement. The Company had $0 outstanding under the Revolving Facility at July 31, 2023 and April 30, 2023.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line"). Effective June 1, 2023, the Bank Line availability was increased from $25,000 to $50,000. The $50,000 availability under the Bank Line is encumbered by letters of credits totaling $432. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at July 31, 2023 and April 30, 2023. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At July 31, 2023, there were 1,143,924 shares available for grant under the 2018 Plan.
We account for stock-based compensation by estimating the grant date fair value of time-based and performance-based restricted stock unit awards using the closing price of our common stock on the applicable grant date, or the date on which performance goals for performance-based units are established, if after the grant date. Forfeitures are recognized as they occur.
The time-based awards most commonly vest ratably over a three-year period commencing on the first anniversary of the grant date. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of

“target." Additionally, if the Company's relative total shareholder return over the performance period is in the bottom or top quartile of the companies comprising the S&P 500, the performance-based shares included will be adjusted downward by 25%, or upward by 25%, respectively. The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant. For market-based awards, the stock-based compensation expense will not be adjusted should the target awards vary from actual awards.
We recognize these amounts as an operating expense in our condensed consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of shares to be issued under performance-based awards. All awards have been granted at no cost to the grantee.
Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
Unvested at April 30, 2023	550,840	$212
Granted	129,879	236
Vested	(207,043)	194
Forfeited	(6,044)	224
Unvested at July 31, 2023	467,632	$227
Total compensation costs recorded for employees and non-employee directors for the three months ended July 31, 2023 and 2022, respectively, were $10,468 and $16,185, related entirely to restricted stock unit awards. As of July 31, 2023, there was $60,290 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2027, with a weighted average remaining term of 1.6 years. The fair value of restricted stock unit awards vested for the three months ended July 31, 2023 was $46,369 as of the applicable vest date. No stock option awards have been granted under the 2018 Plan.

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

We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of July 31, 2023, the forward contracts run through April 2024. The commitment under these contracts is approximately $55,623. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $11,980 and $10,957 at July 31, 2023 and April 30, 2023, respectively. If this unrecognized tax benefit were ultimately recognized, $9,465 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $445 at July 31, 2023, and $386 at April 30, 2023. Net interest and penalties included in income tax expense for the three months ended July 31, 2023 and 2022, was a net expense of $59 and $53, respectively.
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
The federal statute of limitations remains open for the tax years 2019 and forward. Tax years 2016 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.    Segment Reporting
As of July 31, 2023, we operated 2,536 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9.    Subsequent Events
Subsequent to the end of the quarter, we entered into purchase agreements for the acquisition of 92 stores, for a total aggregate purchase price of $221.5 million, subject to customary post-closing adjustments. The Company expects to fund the acquisitions with cash on hand. The transactions are expected to close later this fiscal year, subject to customary regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
As of July 31, 2023, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's" or "Minit Mart", referred to as "Casey's" or the "Company") throughout 16 states, over half of which are located in Iowa, Missouri and Illinois. Approximately 49% of all Casey's were opened in areas with populations of fewer than 5,000 persons, while approximately 26% of all stores were opened in communities with populations exceeding 20,000 persons. As of July 31, 2023, there were a total of 2,536 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of July 31, 2023, 216 store locations offered car washes. In addition, all but seven store locations offer fuel for sale on a self-service basis.
The Company had 44 stores operate under the "GoodStop (by Casey’s)" brand as of July 31, 2023. Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, these locations typically do not have a kitchen and have limited prepared food offerings.
The Company is also temporarily operating certain locations acquired from Buchanan Energy under the name "Bucky's" and certain locations acquired from Minit Mart LLC under the name "Minit Mart." The Company is in the process of transitioning all "Bucky's" and "Minit Mart" locations to either the "Casey's" or "GoodStop" brand. These locations typically have similar offerings to the "Casey’s" or "GoodStop" branded stores.
The Company has 76 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count in the paragraph below. Approximately 1% of total revenue for the three-months ended July 31, 2023 relates to this dealer network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center facility in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana (opened in February 2016) and Joplin, Missouri (opened in April 2021).
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $4.52 for the first quarter of fiscal 2024. For the same quarter a year-ago, diluted earnings per common share was $4.09.
The following table represents the roll forward of store growth through the first quarter of fiscal 2024:

Store Count
Total stores at April 30, 2023	2,521
New store construction	10
Acquisitions	4
Acquisitions not opened	(2)
Prior acquisitions opened	4
Closed	(1)
Total stores at July 31, 2023	2,536
COVID-19 and Related Impacts
The onset of COVID-19 caused a significant decrease in store traffic across our entire footprint. While store traffic has markedly increased as the economy reopened over the past two or so years, the Company has not seen a full return to store traffic levels experienced prior to the pandemic. The Company believes this has largely contributed to the increased prevalence and acceptance across all industries of working from home, a trend which the Company expects to continue into the foreseeable future.

Fuel Volatility
Since early calendar 2020, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile compared to historical averages. Initially, at the outset of the pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the COVID-19 pandemic, prices began to modestly increase over time. More recently, during the end of the Company’s 2022 fiscal year, oil and fuel prices saw a quick and dramatic increase, in part, as a result of the conflict in Ukraine, as well as other macroeconomic conditions. Generally, oil and fuel prices have decreased from levels seen throughout the past two years, but they remain elevated compared to historical levels. The Company expects these comparatively higher prices to remain further into the 2024 fiscal year.
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
Electric Vehicles and Renewable Fuels
Casey's continues its process of developing a robust electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 16-state footprint. As of July 31, 2023, the Company has installed 146 charging stations at 30 stores, across 11 states. Our installation strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, almost all of our stores offer fuel with at least 10% of blended ethanol and 42% of our stores offer biodiesel. Every new store has the capability to sell higher blended ethanol, and we aim to continue growing sales of renewable fuels throughout our footprint.
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
The first quarter results reflected a 0.4% increase in same-store fuel gallons sold. Same-store sales of grocery and general merchandise increased 5.2% and prepared food and dispensed beverage increased 5.9% during the quarter. The increase in grocery and general merchandise same-store sales was primarily due to strong sales of non-alcoholic and alcoholic beverages, snacks, and candy. The increase in prepared food and dispensed beverage same-store sales was attributable to improved sales of hot sandwiches, whole pizza pies and donuts. Additionally a one-time adjustment of $4,800 was recognized as a result of planned changes in the digital box top program, which favorably impacted the prepared food and dispensed beverage same-store sales increase.

Three Months Ended July 31, 2023 Compared to
Three Months Ended July 31, 2022
(Dollars and Amounts in Thousands)

Three Months Ended July 31, 2023	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$2,427,333	$996,936	$372,813	$72,169	$3,869,251
Revenue less cost of goods sold (excluding depreciation and amortization)	$296,978	$339,573	$216,861	$24,342	$877,754
	12.2%	34.1%	58.2%	33.7%	22.7%
Fuel gallons	713,991

Three Months Ended July 31, 2022	Fuel	Grocery & General Merchandise	Prepared Food & Dispensed Beverage	Other	Total
Revenue	$3,096,342	$923,064	$343,553	$91,685	$4,454,644
Revenue less cost of goods sold (excluding depreciation and amortization)	$308,188	$313,307	$190,953	$23,802	$836,250
	10.0%	33.9%	55.6%	26.0%	18.8%
Fuel gallons	689,467

Total revenue for the first quarter of fiscal 2024 decreased by $585,393 (13.1%) over the comparable period in fiscal 2023. Retail fuel sales decreased by $669,009 (21.6%) as the average retail price per gallon decreased 24.3%, offset by an increase in the number of gallons sold by 24,524 (3.6%). During this same period, retail sales of grocery and general merchandise increased by $73,872 (8.0%), due to strong sales of non-alcoholic and alcoholic beverages, snacks, and candy. Prepared food and dispensed beverage sales increased by $29,260 (8.5%), due to improved sales of hot sandwiches, whole pizza pies and donuts. Additionally, total revenues were impacted favorably by operating 82 more stores than a year ago.
The other revenue category primarily consists of activity related to car wash revenue and the wholesale fuel revenue from the dealer network, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenues decreased $19,516 (21.3%) for the first quarter of fiscal 2024 compared to the prior year, driven primarily by a decrease in wholesale fuel prices.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.7% of revenue for the first quarter of fiscal 2024, compared to 18.8% for the comparable period in the prior year. Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.2% of fuel revenue during the first quarter of fiscal 2024, compared to 10.0% for the comparable period in the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon decreased to 41.6 cents in the first quarter of fiscal 2024, compared to 44.7 cents for the comparable period in the prior year. The Company sold 12.8 million RINs [renewable identification numbers] for $20,197 during the quarter, compared to the sale of 10.7 million RINs in the first quarter of the prior year, which generated $17,676 (see footnote 3, above, for a further description of RINs and how they are generated).
Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 34.1% of revenue for the first quarter of fiscal 2024, compared to 33.9% for the comparable period in the prior year. The current year percentage was positively impacted by increased penetration of private label products. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 58.2% of revenue, compared to 55.6% of revenue for the comparable period in the prior year, primarily due to a one-time $4,800 adjustment recognized as a result of planned changes in the digital box top program and softening ingredient costs.
Operating expenses increased $17,584 (3.2%) in the first quarter of fiscal 2024 from the comparable period in the prior year. Approximately 3% of the increase is due to operating 82 more stores than the comparable period in the prior year. Credit card fees decreased approximately $6,292 due to lower retail fuel price which offset all remaining operating expense increases. Same-store employee expense was approximately flat, as the increase in wage rate was nearly offset by the reduction in same-store hours.
Depreciation and amortization expense increased by 8.7% to $82,905 in the first quarter of fiscal 2024 from $76,295. The increase was primarily due to operating 82 more stores than a year ago and capital expenditures during the previous twelve months.

Interest, net decreased by 9.6% to $12,495 in the first quarter of fiscal 2024 from $13,816. The decrease was primarily attributable to an increase in interest income due to the increase in cash and cash equivalents and interest rates.
The effective tax rate decreased to 23.6% in the first quarter of fiscal 2024 compared to 24.6% in the same period of fiscal 2023. The decrease in the effective tax rate was primarily due to a one-time benefit from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the quarter.
Net income increased by $16,305 (10.7%) to $169,237 from $152,932 in the comparable period in the prior year. The increase in net income was primarily attributable to higher profitability inside the store, offset by decreased fuel profitability and increases in operating expenses and depreciation and amortization. See discussion in the paragraphs above for the primary drivers for each of these changes.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2023 and 2022:

	Three months ended
	July 31, 2023	July 31, 2022
Net income	$169,237	$152,932
Interest, net	12,495	13,816
Federal and state income taxes	52,262	49,936
Depreciation and amortization	82,905	76,295
EBITDA	$316,899	$292,979
(Gain) loss on disposal of assets and impairment charges	(1,448)	230
Adjusted EBITDA	$315,451	$293,209
For the three months ended July 31, 2023, EBITDA and Adjusted EBITDA increased 8.2% and 7.6%, respectively, when compared to the same period a year ago. The increase in EBITDA and Adjusted EBITDA was primarily attributable to higher profitability inside the store, which was partially offset by decreased fuel profitability and higher operating expenses.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2023, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2023.

Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2023, the Company’s ratio of current assets to current liabilities was 1.09 to 1. The ratio at July 31, 2022 and April 30, 2023 was 0.96 to 1 and 0.99 to 1, respectively. The increase in the ratio from the prior year is primarily attributable to an increase in cash and cash equivalents due to strong free cash flows.
Management believes that the net availability under the Bank Line of approximately $49,568 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operations decreased $47,075 in the three months ended July 31, 2023 from the comparable period in the prior year, primarily due to the changes in assets and liabilities. Cash impacts due to changes in accounts payable decreased operating cash flows by $39,143 primarily due to the timing of payments during the first three months of fiscal 2024, compared to the comparable period in fiscal 2023. The impacts from changes in inventories decreased by $45,357, attributable to an increase in inventory quantities on hand at the end of the first quarter of fiscal 2024, compared to the prior year. The decrease in operating cash flows was partially offset by impacts from changes in receivables of $24,680 primarily due to the timing of RINs and vendor rebate payments during the first three months of fiscal 2024, compared to the comparable period in fiscal 2023, as well as an increase in net income of $16,305. Refer to "Three Months Ended July 31, 2023 Compared to Three Months Ended July 31, 2022" for further details on the primary driver for the changes in net income.
Cash used in investing activities decreased $1,700. During the first three months of fiscal 2024, the Company expended $82,200 for purchases of property and equipment and payments for acquisitions compared with $83,135 for the comparable period in the prior year related to these activities. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to respond to competitive challenges and increase operating efficiencies.
Cash used in financing increased $47,868, primarily due to the repurchase and retirement of common stock under our share repurchase program for a total of approximately $29,893, as well as an increase in debt payments compared to the comparable period in fiscal 2023.
As of July 31, 2023, the Company had long-term debt consisting of:

Finance lease liabilities	$100,908
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	111,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	45,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	246,875
Less debt issuance costs	(1,619)
1,652,164
Less current maturities	(53,640)
$1,598,524
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

Cautionary Statements
This Form 10-Q, including the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflict in Ukraine and COVID-19 on our business. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30, 2023:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facility as of July 31, 2023, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.5 million on interest expense.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter
May 1 - May 31, 2023	—	$—	—	$400,000,000
June 1 - June 30, 2023	62,733	239.05	62,733	385,003,771
July 1 - July 31, 2023	60,836	244.83	60,836	370,109,397
Total	123,569	$241.89	123,569	$370,109,397
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other expenses (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. During the first quarter of 2024, we repurchased and retired 123,569 shares of our common stock under our share repurchase program for a total of $29.9 million, net of fees, commissions and other expenses. As of July 31, 2023, $370.1 million remained available for future purchases under this share repurchase program.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2	Seventh Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 7, 2023)
10.1	Promissory Note delivered to UMB Bank, n.a., dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 6, 2023)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 11, 2023	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)