Form 10-Q
period 2023-10-31
CASEYS GENERAL STORES INC
filed 2023-12-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2023
Common stock, no par value per share	37,108,652 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2023	April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$409,891	$378,869
Receivables	146,976	120,547
Inventories	418,901	376,085
Prepaid expenses	32,800	22,107
Income taxes receivable	2,142	23,347
Total current assets	1,010,710	920,955
Other assets, net of amortization	204,458	192,153
Goodwill	619,667	615,342
Property and equipment, net of accumulated depreciation of $2,762,677 at October 31, 2023 and $2,620,149 at April 30, 2023	4,392,626	4,214,820
Total assets	$6,227,461	$5,943,270

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$53,166	$52,861
Accounts payable	601,310	560,546
Accrued expenses	295,350	313,718
Total current liabilities	949,826	927,125
Long-term debt and finance lease obligations, net of current maturities	1,596,786	1,620,513
Deferred income taxes	582,825	543,598
Insurance accruals, net of current portion	34,064	32,312
Other long-term liabilities	166,569	159,056
Total liabilities	3,330,070	3,282,604
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	51,117	110,037
Retained earnings	2,846,274	2,550,629
Total shareholders’ equity	2,897,391	2,660,666
Total liabilities and shareholders' equity	$6,227,461	$5,943,270
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Total revenue	$4,064,400	$3,978,575	$7,933,651	$8,433,219
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	3,178,839	3,167,633	6,170,336	6,786,027
Operating expenses	579,703	539,207	1,140,558	1,082,478
Depreciation and amortization	85,598	78,117	168,503	154,412
Interest, net	12,306	13,502	24,801	27,318
Income before income taxes	207,954	180,116	429,453	382,984
Federal and state income taxes	49,172	42,561	101,434	92,497
Net income	$158,782	$137,555	$328,019	$290,487
Net income per common share
Basic	$4.27	$3.69	$8.80	$7.80
Diluted	$4.24	$3.67	$8.76	$7.75
Basic weighted average shares outstanding	37,227,932	37,277,080	37,264,442	37,250,580
Plus effect of stock compensation	203,143	246,679	187,811	215,335
Diluted weighted average shares outstanding	37,431,075	37,523,759	37,452,253	37,465,915

Dividends declared per share	$0.43	$0.38	$0.86	$0.76
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2023	37,263,248	$110,037	$2,550,629	$2,660,666
Net income	—	—	169,237	169,237
Dividends declared (43 cents per share)	—	—	(16,214)	(16,214)
Repurchase of common stock	(123,569)	(29,893)	—	(29,893)
Share-based compensation (net of tax withholding on employee share-based awards)	126,774	(7,501)	—	(7,501)
Balance at July 31, 2023	37,266,453	72,643	2,703,652	2,776,295
Net income	—	—	158,782	158,782
Dividends declared (43 cents per share)	—	—	(16,160)	(16,160)
Repurchase of common stock	(110,481)	(30,391)	—	(30,391)
Share-based compensation (net of tax withholding on employee share-based awards)	8,223	8,865	—	8,865
Balance at October 31, 2023	37,164,195	$51,117	$2,846,274	$2,897,391

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
Net income	—	—	152,932	152,932
Dividends declared (38 cents per share)	—	—	(14,431)	(14,431)
Share-based compensation (net of tax withholding on employee share-based awards)	138,132	707	—	707
Balance at July 31, 2022	37,249,799	80,119	2,299,927	2,380,046
Net income	—	—	137,555	137,555
Dividends declared (38 cents per share)	—	—	(14,335)	(14,335)
Share-based compensation (net of tax withholding on employee share-based awards)	8,823	9,550	—	9,550
Balance at October 31, 2022	37,258,622	$89,669	$2,423,147	$2,512,816
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2023	2022
Cash flows from operating activities:
Net income	$328,019	$290,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,503	154,412
Amortization of debt issuance costs	555	691
Change in excess replacement cost over LIFO inventory valuation	7,946	16,927
Share-based compensation	19,485	25,875
(Gain) loss on disposal of assets and impairment charges	(232)	4,791
Deferred income taxes	39,353	25,284
Changes in assets and liabilities:
Receivables	(21,897)	(49,463)
Inventories	(44,714)	(13,904)
Prepaid expenses	(10,693)	(9,875)
Accounts payable	(10,400)	(14,330)
Accrued expenses	(20,925)	6,224
Income taxes	21,992	46,707
Other, net	4,788	2,273
Net cash provided by operating activities	481,780	486,099
Cash flows from investing activities:
Purchase of property and equipment	(175,955)	(177,327)
Payments for acquisition of businesses, net of cash acquired	(139,359)	(2,692)
Proceeds from sales of assets	8,291	10,052
Net cash used in investing activities	(307,023)	(169,967)
Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(35,135)	(17,302)
Payments of cash dividends	(30,988)	(27,292)
Repurchase of common stock	(59,491)	—
Tax withholdings on employee share-based awards	(18,121)	(15,618)
Net cash used in financing activities	(143,735)	(60,212)

Net increase in cash and cash equivalents	31,022	255,920
Cash and cash equivalents at beginning of the period	378,869	158,878
Cash and cash equivalents at end of the period	$409,891	$414,798

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2023	2022
Cash paid during the period for:
Interest, net of amount capitalized	$31,429	$25,077
Income taxes, net	36,037	17,696

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	78,684	59,236
Right-of-use assets obtained in exchange for new finance lease liabilities	11,216	2,119
Right-of-use assets obtained in exchange for new operating lease liabilities	8,273	1,163
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
As of October 31, 2023, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,592 convenience stores in 16 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2023 and April 30, 2023, the results of operations, for the three and six months ended October 31, 2023 and 2022, and shareholders' equity and cash flows for the six months ended October 31, 2023 and 2022. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the Form 10-K for the year ended April 30, 2023 for our consideration of new accounting pronouncements.
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
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of October 31, 2023 and April 30, 2023, the Company recognized a contract liability of $50,290 and $55,561, respectively, related to the outstanding Casey's Rewards program, which is included in accrued expenses on the condensed consolidated balance sheets. During the current quarter, the digital box top program was discontinued and outstanding digital box tops were converted to points.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of October 31, 2023 and April 30, 2023, the Company recognized a liability of $16,291 and $17,463, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,348,000 and $1,437,000 at October 31, 2023 and April 30, 2023, respectively. The fair value calculated excludes finance lease obligations of $101,741 and $95,072 outstanding at October 31, 2023 and April 30, 2023, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $4,476 and $8,052, for the three and six months ended October 31, 2023, and $1,356 for the three and six months ended October 31, 2022. Interest, net is also net of interest capitalized of $686 and $1,480, for the three and six months ended October 31, 2023, and $700 and $1,281, for the three and six months ended October 31, 2022, respectively.
Revolving Facility
The Company has a credit agreement that provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The Revolving Facility carries a facility fee of 0.15% to 0.30% per annum. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement. The Company had $0 outstanding under the Revolving Facility at October 31, 2023 and April 30, 2023.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of October 31, 2023, the availability under the Bank Line is encumbered by letters of credits totaling $432. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at October 31, 2023 and April 30, 2023. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At October 31, 2023, there were 1,142,052 shares available for grant under the 2018 Plan.
We account for share-based compensation by estimating the grant date fair value of time-based and performance-based restricted stock unit awards using the closing price of our common stock on the applicable grant date, or the date on which performance goals for performance-based units are established, if after the grant date. Forfeitures are recognized as they occur.
The time-based awards most commonly vest ratably over a three-year period commencing on the first anniversary of the grant date. The performance-based awards represent a “target” amount; the final amount earned is based on the satisfaction of certain performance measures over a three-year performance period and will range from 0% to 200% of “target." Additionally, if the Company's relative total shareholder return over the performance period is in the bottom or top quartile of the companies comprising the S&P 500, the performance-based shares included will be adjusted downward by 25%, or upward by 25%, respectively (the "TSR Modifier"). The fair value of the awards with the TSR Modifier is determined using a Monte Carlo simulation as of the date of the grant. For market-based awards, the share-based compensation expense will not be adjusted should the target awards vary from actual awards.
We recognize these amounts as an operating expense in our condensed consolidated statements of income ratably over the requisite service period using the straight-line method, as adjusted for certain retirement provisions, and updated estimates of shares to be issued under performance-based awards. All awards have been granted at no cost to the grantee.
Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2023	550,840	$212
Granted	138,046	236
Vested	(215,897)	195
Forfeited	(15,753)	225
Unvested at October 31, 2023	457,236	$227
Total share-based compensation costs recorded for employees and non-employee directors for the six months ended October 31, 2023 and 2022, respectively, were $19,485 and $25,875, related entirely to restricted stock unit awards. As of October 31, 2023, there was $51,050 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2027, with a weighted average remaining term of 1.4 years. The fair value of restricted stock unit awards vested for the six months ended October 31, 2023 was $48,496 as of the applicable vest date. No stock option awards have been granted under the 2018 Plan.

6.    Acquisitions
During the six months ended October 31, 2023, the Company acquired 60 stores through a variety of transactions, pursuant to the terms and conditions of the individual asset purchase agreements. The majority of these acquisitions meet the criteria to be considered business combinations. The purchase price of the stores were determined using a discounted cash flow model on a location by location basis, and was paid in cash upon closing using available cash on hand.
The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date as determined by third party appraisals or internal estimates. Fair values were determined using Level 3 inputs, which are unobservable inputs that are not corroborated by market data. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. Goodwill of $4,325 was recognized as the result of the current period acquisitions and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. All of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Acquisition-related transaction costs are recognized as period costs as incurred. The Company incurred total acquisition-related transaction costs of $3,053 for the six months ended October 31, 2023, which are recorded within operating expenses on the condensed consolidated statements of income.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the other assets, leases, and majority of the property and equipment acquired. The valuations are still in process and, as a result amounts related to certain property and equipment, other assets, goodwill, deferred income taxes, and leases is considered provisional and is subject to change.

Assets acquired:
Inventories	$6,048
Property and equipment	119,713
Deferred income taxes	126
Finance lease right-of-use assets	1,263
Operating lease right-of-use assets	4,548
Other assets	250
Goodwill	4,325
Total assets	136,273
Liabilities assumed:
Accrued expenses and other long-term liabilities	447
Finance lease liabilities	1,893
Operating lease liabilities	4,388
Total liabilities	6,728
Net assets acquired and total consideration paid	$129,545
Payments for acquisition of businesses, net of cash acquired, on the condensed consolidated statements of cash flows includes payments made for acquisitions that are closing shortly after the quarter-end. These payments are included in other assets, net of amortization on the condensed consolidated balance sheets. Such payments are not included in the total consideration paid in the table above, as those acquisitions have not yet closed as of the end of the quarter.
The Company recognized approximately $14,984 and, $17,568 of revenue related to the acquired locations in the condensed consolidated statements of income for the three and six months ended October 31, 2023, respectively. The amount of net income related to the acquired locations was not material for the three and six months ended October 31, 2023.
Pro Forma Information
The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Total revenue	$4,113,565	$4,046,707	$8,043,200	$8,580,418
Net income	159,139	138,353	329,705	290,080
Net income per common share
Basic	$4.27	$3.71	$8.85	$7.79
Diluted	4.25	3.69	8.80	7.74

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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of October 31, 2023, the forward contracts run through April 2024. The commitment under these contracts is approximately $38,315. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

8.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $12,871 and $10,957 at October 31, 2023 and April 30, 2023, respectively. If this unrecognized tax benefit were ultimately recognized, $10,168 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $515 at October 31, 2023, and $386 at April 30, 2023. Net interest and penalties included in income tax expense for the six months ended October 31, 2023, was a net expense of $129 and a net expense of $112 for the same period in 2022.
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
The federal statute of limitations remains open for the tax years 2019 and forward. Tax years 2018 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

9.    Segment Reporting
As of October 31, 2023, we operated 2,592 stores in 16 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
As of October 31, 2023, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's" or "Minit Mart", referred to as "Casey's" or the "Company") throughout 16 states, over half of which are located in Iowa, Missouri and Illinois. Subsequent to quarter-end, the Company closed on an acquisition in which it entered its 17th state, Texas. Approximately 49% of all Casey's were opened in areas with populations of fewer than 5,000 persons, while approximately 27% of all stores were opened in communities with populations exceeding 20,000 persons. As of October 31, 2023, there were a total of 2,592 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of October 31, 2023, 225 store locations offered car washes. In addition, all but eight store locations offer fuel for sale on a self-service basis.
The Company had 48 stores operate under the "GoodStop (by Casey’s)" brand as of October 31, 2023. Similar to most of our store footprint, the "GoodStop" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, these locations typically do not have a kitchen and have limited prepared food offerings.
The Company is also temporarily operating certain locations acquired from Buchanan Energy under the name "Bucky's" and certain locations acquired from Minit Mart LLC under the name "Minit Mart". The Company is in the process of transitioning all "Bucky's" and "Minit Mart" locations to either the "Casey's" or "GoodStop" brand. These locations typically have similar offerings to the "Casey’s" or "GoodStop" branded stores.
The Company has 76 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count in the paragraph below. Approximately 1% of total revenue for the six-months ended October 31, 2023 relates to this dealer network.
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
The Company reported diluted earnings per common share of $4.24 for the second quarter of fiscal 2024. For the same quarter a year-ago, diluted earnings per common share was $3.67.
The following table represents the roll forward of store growth through the second quarter of fiscal 2024:

Store Count
Total stores at April 30, 2023	2,521
New store construction	13
Acquisitions	60
Acquisitions not opened	(5)
Prior acquisitions opened	5
Closed	(2)
Total stores at October 31, 2023	2,592
COVID-19 and Related Impacts
The onset of COVID-19 caused a significant decrease in store traffic across our entire footprint. While store traffic has markedly increased as the economy reopened over the past two or so years, the Company has not seen a full return to store traffic levels experienced prior to the pandemic. The Company believes this is due to the increased prevalence and acceptance across all industries of working from home, a trend which the Company expects to continue into the foreseeable future.

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
Electric Vehicles and Renewable Fuels
Casey's continues its process of developing a robust electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 16-state footprint. As of October 31, 2023, the Company has installed 162 charging stations at 33 stores, across 11 states. Our installation strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
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
The second quarter results reflected flat same-store fuel gallons sold. Same-store sales of grocery and general merchandise increased 1.7% and prepared food and dispensed beverage increased 6.1% during the quarter. The increase in grocery and general merchandise same-store sales was primarily due to strong sales of alcoholic beverages. The increase in prepared food and dispensed beverage same-store sales was attributable to improved sales of whole pizza pies, bakery, and dispensed beverages.

Three Months Ended October 31, 2023 Compared to
Three Months Ended October 31, 2022
(Dollars and Amounts in Thousands)

Three Months Ended October 31, 2023	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$382,481	$964,430	$2,646,478	$71,011	$4,064,400
Revenue less cost of goods sold (excluding depreciation and amortization)	$225,664	$327,600	$308,835	$23,462	$885,561
	59.0%	34.0%	11.7%	33.0%	21.8%
Fuel gallons sold			730,439

Three Months Ended October 31, 2022	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$351,260	$917,176	$2,635,920	$74,219	$3,978,575
Revenue less cost of goods sold (excluding depreciation and amortization)	$199,224	$305,250	$284,407	$22,061	$810,942
	56.7%	33.3%	10.8%	29.7%	20.4%
Fuel gallons sold			702,043
Total revenue for the second quarter of fiscal 2024 increased by $85,825 (2.2%) over the comparable period in fiscal 2023. Total revenues were impacted favorably by operating 129 more stores than a year ago. Retail fuel sales increased by $10,558 (0.4%) as the number of gallons sold increased by 28,396 (4.0%), which was offset by a decrease in the average retail price per gallon of fuel of 3.5%. During this same period, retail sales of grocery and general merchandise increased by $47,254 (5.2%), due to strong sales of non-alcoholic and alcoholic beverages. Prepared food and dispensed beverage sales increased by $31,221 (8.9%), due to improved sales of whole pizza pies, bakery, and dispensed beverages.
The other revenue category primarily consists of activity related to car wash revenue and the wholesale fuel revenue from the dealer network, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenues decreased $3,208 (4.3%) for the second quarter of fiscal 2024 compared to the prior year, driven primarily by a decrease in wholesale fuel prices.
Revenue less cost of goods sold (excluding depreciation and amortization) was 21.8% of revenue for the second quarter of fiscal 2024, compared to 20.4% for the comparable period in the prior year. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was 34.0% of revenue for the second quarter of fiscal 2024, compared to 33.3% for the comparable period in the prior year. The current year percentage was positively impacted by increased sales of private label products. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 59.0% of revenue, compared to 56.7% of revenue for the comparable period in the prior year, primarily due to softening ingredient costs.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 11.7% of fuel revenue during the second quarter of fiscal 2024, compared to 10.8% for the comparable period in the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon increased to 42.3 cents in the second quarter of fiscal 2024, compared to 40.5 cents for the comparable period in the prior year. The Company sold 6.9 million RINs [renewable identification numbers] for $8,429 during the quarter, compared to the sale of 6.4 million RINs in the second quarter of the prior year, which generated $11,080 (see footnote 3, above, for a further description of RINs and how they are generated).
Operating expenses increased $40,496 (7.5%) in the second quarter of fiscal 2024 from the comparable period in the prior year. Over 3% of the increase is due to operating 129 more stores than the comparable period in the prior year. Total same-store employee expense contributed to 1% of the increase, as the increase in labor rate was partially offset by a reduction in same-store labor hours. The Company also incurred higher variable incentive compensation, repair, maintenance, and insurance expense that made up 2% of the increase.
Depreciation and amortization expense increased by 9.6% to $85,598 in the second quarter of fiscal 2024 from $78,117. The increase was primarily due to operating 129 more stores than a year ago and capital expenditures during the previous twelve months.

Interest, net decreased by 8.9% to $12,306 in the second quarter of fiscal 2024 from $13,502. The decrease was primarily attributable to an increase in interest income due to an increase in market interest rates and average cash and cash equivalents on hand throughout the period, partially offset by increased interest expense on variable rate debt.
The effective tax rate was 23.6% in the second quarter of fiscal 2024 which is consistent with that of the same period of fiscal 2023. Both years include a similar one-time benefit from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the quarter.
Net income increased by $21,227 (15.4%) to $158,782 from $137,555 in the comparable period in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and higher fuel margin, partially offset by increases in operating expenses and depreciation and amortization. See discussion in the paragraphs above for the primary drivers for each of these changes.
Six Months Ended October 31, 2023 Compared to
Six Months Ended October 31, 2022
(Dollars and Amounts in Thousands)

Six Months Ended October 31, 2023	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$755,294	$1,961,366	$5,073,811	$143,180	$7,933,651
Revenue less cost of goods sold (excluding depreciation and amortization)	$442,525	$667,173	$605,813	$47,804	$1,763,315
	58.6%	34.0%	11.9%	33.4%	22.2%
Fuel gallons sold			1,444,429

Six Months Ended October 31, 2022	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$694,813	$1,840,240	$5,732,262	$165,904	$8,433,219
Revenue less cost of goods sold (excluding depreciation and amortization)	$390,177	$618,557	$592,595	$45,863	$1,647,192
	56.2%	33.6%	10.3%	27.6%	19.5%
Fuel gallons sold			1,391,510
Total revenue for the first six months of fiscal 2024 decreased by $499,568 (5.9%) over the comparable period in fiscal 2023. Total revenues were impacted favorably by operating 129 more stores than a year ago. Retail fuel sales decreased by $658,451 (11.5%) as the average retail price per gallon decreased 14.7%, partially offset by an increase in the number of gallons sold by 52,919 (3.8%). During this same period, retail sales of grocery and general merchandise increased by $121,126 (6.6%) due to strong sales of non-alcoholic and alcoholic beverages, snacks, and candy. Prepared food and dispensed beverage sales increased by $60,481 (8.7%) due to improved sales of hot sandwiches, whole pizza pies, bakery, and dispensed beverages.
The other revenue category primarily consists of activity related to car wash revenue and the wholesale fuel revenue from the dealer network, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenues decreased $22,724 (13.7%) for the first six months of fiscal 2024 compared to the prior year, driven primarily by a decrease in wholesale fuel prices.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.2% of revenue for the first six months of fiscal 2024, compared to 19.5% for the comparable period in the prior year. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 34.0% of grocery and general merchandise revenue, compared to 33.6% in the prior year. The current year percentage was positively impacted by increased sales of private label products. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 58.6% of revenue, compared to 56.2% in the prior year, primarily due to softening ingredient costs, as well as changes in the digital box top program.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 11.9% of fuel revenue for the first six months of fiscal 2024, compared to 10.3% for the first six months of the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon was 41.9 cents for the first six months of fiscal 2024 compared to 42.6 cents in the prior year. The Company sold 19.7 million RINs [renewable identification numbers] for $28,626 during the six months of fiscal 2024, compared to the sale of 17.0 million RINs in the prior year, which generated $28,756 (see footnote 3, above, for a further description of RINs and how they are generated).
Operating expenses increased by $58,080 (5.4%) in the first six months of fiscal 2024 from the comparable period in the prior year. Approximately 3% of the increase is due to operating 129 more stores than the comparable period in the prior year. Total same-store employee expense contributed to 0.5% of the increase, as the increase in labor rate was partially offset by a reduction in same-store labor hours. The Company also incurred higher same-store repairs and maintenance expense that made up 1.1% of the increase.
Depreciation and amortization expense increased 9.1% to $168,503 for the first six months of fiscal 2024 from $154,412 for the comparable period in the prior year. The increase was primarily due to operating 129 more stores than a year ago and capital expenditures during the previous twelve months.
Interest, net decreased by 9.2% to $24,801 for the first six months of fiscal 2024 from $27,318. The decrease was primarily attributable to an increase in interest income due to an increase in market interest rates and average cash and cash equivalents on hand throughout the period, partially offset by increased interest expense on variable rate debt.
The effective tax rate decreased to 23.6% in the first six months of the fiscal year compared to 24.2% in the same period of the prior fiscal year. The decrease in the effective tax rate was primarily due to one-time benefits from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the year.
Net income increased by $37,532 (12.9%) to $328,019 from $290,487 in the prior year. The increase in net income was primarily attributable to higher profitability inside the store and higher fuel margin, partially offset by increases in operating expenses and depreciation and amortization. See discussion in the paragraphs above for the primary drivers for each of these changes.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended October 31, 2023 and 2022:

	Three months ended		Six months ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Net income	$158,782	$137,555	$328,019	$290,487
Interest, net	12,306	13,502	24,801	27,318
Federal and state income taxes	49,172	42,561	101,434	92,497
Depreciation and amortization	85,598	78,117	168,503	154,412
EBITDA	$305,858	$271,735	$622,757	$564,714
Loss (gain) on disposal of assets and impairment charges	1,216	4,561	(232)	4,791
Adjusted EBITDA	$307,074	$276,296	$622,525	$569,505
For the three months ended October 31, 2023, EBITDA and Adjusted EBITDA increased 12.6% and 11.1%, respectively, when compared to the same period a year ago. For the six months ended October 31, 2023, EBITDA and Adjusted EBITDA increased 10.3% and 9.3%, respectively, when compared to the same period a year ago. The increase in EBITDA and

Adjusted EBITDA was primarily attributable to higher profitability inside the store and higher fuel margin, which was partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2023, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2023.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2023, the Company’s ratio of current assets to current liabilities was 1.06 to 1. The ratio at October 31, 2022 and April 30, 2023 was 1.08 to 1 and 0.99 to 1, respectively. The decrease in the ratio from October 31, 2022 is due primarily to the timing of debt payments, with an increase in current maturities at October 31, 2023. The increase in the ratio from April 30, 2023 is primarily attributable to an increase in cash and cash equivalents due to strong free cash flows.
Management believes that the net availability under the Bank Line of approximately $49,568 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities decreased $4,319 for the six months ended October 31, 2023 from the comparable period in the prior year. Cash flows from operating activities was impacted by an increase in net income adjusted for non-cash reconciling items (depreciation and amortization, amortization of debt issuance costs, change in excess replacement cost over LIFO inventory valuation, share-based compensation, and (gain) loss on disposal of assets and impairment charges) of approximately $31,093. Refer to "Six Months Ended October 31, 2023 Compared to Six Months Ended October 31, 2022" on page 17 for further details on the primary driver for these changes. This increase was offset by the changes in components of assets and liabilities. Cash provided by operations can be impacted by variability in the timing of payments and receipts for certain assets and liabilities, as well as changes in commodity costs year-over-year. The largest impacts from the changes in assets and liabilities are as follows:
•Impacts from changes in inventories decreased operating cash flows by $30,810, attributable to an increase in inventory quantities on hand at the end of the second quarter of fiscal 2024, compared to the prior year.
•Impacts due to changes in accrued expenses decreased operating cash flows by $27,149 in comparison to prior year, primarily due to timing of vendor payments, changes in the digital box top program, and impacts from wage related accruals.
•Impacts from changes in income tax related balances reduced operating cash flows by $24,715 primarily attributable to applying a higher outstanding income tax receivable to reduce our estimated tax payments for the first six months of fiscal 2023, compared to fiscal 2024.
•The above decreases in operating cash flows was partially offset by impacts from changes in receivables of $27,566 primarily due to the timing of vendor rebate payments during the comparable periods.
Cash used in investing activities increased $137,056. During the first six months of fiscal 2024, the Company expended $315,314 for purchases of property and equipment and payments for acquisitions compared to $180,019 for the comparable period in the prior year related to these activities. The increase in cash used in investing activities was largely attributable to an increase in acquisition related activity compared to the prior year. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Cash used in financing increased $83,523, primarily due to the repurchase and retirement of common stock under our share repurchase program for a total of $59,491, as well as an increase in debt payments compared to the comparable period in fiscal 2023.

As of October 31, 2023, the Company had long-term debt consisting of:

Finance lease liabilities	$101,741
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	111,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	45,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	243,750
Less debt issuance costs	(1,539)
1,649,952
Less current maturities	(53,166)
$1,596,786
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facility as of October 31, 2023, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.4 million on interest expense.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter
August 1 - August 31, 2023	—	$—	—	$370,109,397
September 1 - September 30, 2023	55,280	278.14	55,280	354,734,050
October 1 - October 31, 2023	55,201	269.86	55,201	339,837,310
Total	110,481	$274.00	110,481	$339,837,310
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other expenses (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. During the second quarter of 2024, we repurchased and retired 110,481 shares of our common stock under our share repurchase program for a total of $30.3 million, net of fees, commissions and other expenses. As of October 31, 2023, $339.8 million remained available for future purchases under this share repurchase program.

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

CASEY’S GENERAL STORES, INC.

Date: December 11, 2023	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)