Form 10-Q
period 2024-01-31
CASEYS GENERAL STORES INC
filed 2024-03-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2024
Common stock, no par value per share	37,017,185 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2024	April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$177,881	$378,869
Receivables	136,691	120,547
Inventories	414,721	376,085
Prepaid expenses	29,946	22,107
Income taxes receivable	21,765	23,347
Total current assets	781,004	920,955
Other assets, net of amortization	197,780	192,153
Goodwill	647,125	615,342
Property and equipment, net of accumulated depreciation of $2,836,219 at January 31, 2024 and $2,620,149 at April 30, 2023	4,581,105	4,214,820
Total assets	$6,207,014	$5,943,270

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$53,250	$52,861
Accounts payable	521,948	560,546
Accrued expenses	305,708	313,718
Total current liabilities	880,906	927,125
Long-term debt and finance lease obligations, net of current maturities	1,583,613	1,620,513
Deferred income taxes	591,811	543,598
Insurance accruals, net of current portion	33,114	32,312
Other long-term liabilities	170,109	159,056
Total liabilities	3,259,553	3,282,604
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	30,386	110,037
Retained earnings	2,917,075	2,550,629
Total shareholders’ equity	2,947,461	2,660,666
Total liabilities and shareholders' equity	$6,207,014	$5,943,270
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Total revenue	$3,329,247	$3,332,555	$11,262,898	$11,765,774
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,542,724	2,595,093	8,713,060	9,381,120
Operating expenses	568,908	515,735	1,709,466	1,598,213
Depreciation and amortization	88,950	78,088	257,453	232,500
Interest, net	14,146	11,697	38,947	39,015
Income before income taxes	114,519	131,942	543,972	514,926
Federal and state income taxes	27,586	31,830	129,020	124,327
Net income	$86,933	$100,112	$414,952	$390,599
Net income per common share
Basic	$2.34	$2.69	$11.15	$10.48
Diluted	$2.33	$2.67	$11.09	$10.42
Basic weighted average shares outstanding	37,100,143	37,281,103	37,210,007	37,261,049
Plus effect of stock compensation	235,940	283,448	199,531	240,459
Diluted weighted average shares outstanding	37,336,083	37,564,551	37,409,538	37,501,508

Dividends declared per share	$0.43	$0.38	$1.29	$1.14
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2023	37,263,248	$110,037	$2,550,629	$2,660,666
Net income	—	—	169,237	169,237
Dividends declared (43 cents per share)	—	—	(16,214)	(16,214)
Repurchase of common stock	(123,569)	(29,893)	—	(29,893)
Share-based compensation (net of tax withholding on employee share-based awards)	126,774	(7,501)	—	(7,501)
Balance at July 31, 2023	37,266,453	72,643	2,703,652	2,776,295
Net income	—	—	158,782	158,782
Dividends declared (43 cents per share)	—	—	(16,160)	(16,160)
Repurchase of common stock	(110,481)	(30,391)	—	(30,391)
Share-based compensation (net of tax withholding on employee share-based awards)	8,223	8,865	—	8,865
Balance at October 31, 2023	37,164,195	51,117	2,846,274	2,897,391
Net income	—	—	86,933	86,933
Dividends declared (43 cents per share)	—	—	(16,132)	(16,132)
Repurchase of common stock	(108,127)	(30,419)	—	(30,419)
Share-based compensation (net of tax withholding on employee share-based awards)	1,156	9,688	—	9,688
Balance at January 31, 2024	37,057,224	$30,386	$2,917,075	$2,947,461

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
Net income	—	—	152,932	152,932
Dividends declared (38 cents per share)	—	—	(14,431)	(14,431)
Share-based compensation (net of tax withholding on employee share-based awards)	138,132	707	—	707
Balance at July 31, 2022	37,249,799	80,119	2,299,927	2,380,046
Net income	—	—	137,555	137,555
Dividends declared (38 cents per share)	—	—	(14,335)	(14,335)
Share-based compensation (net of tax withholding on employee share-based awards)	8,823	9,550	—	9,550
Balance at October 31, 2022	37,258,622	89,669	2,423,147	2,512,816
Net income	—	—	100,112	100,112
Dividends declared (38 cents per share)	—	—	(14,326)	(14,326)
Share-based compensation (net of tax withholding on employee share-based awards)	3,830	8,180	—	8,180
Balance at January 31, 2023	37,262,452	$97,849	$2,508,933	$2,606,782
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2024	2023
Cash flows from operating activities:
Net income	$414,952	$390,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,453	232,500
Amortization of debt issuance costs	833	1,036
Change in excess replacement cost over LIFO inventory valuation	7,786	20,329
Share-based compensation	29,349	34,741
Loss on disposal of assets and impairment charges	892	5,977
Deferred income taxes	48,213	24,516
Changes in assets and liabilities:
Receivables	(15,146)	(19,300)
Inventories	(33,762)	(10,433)
Prepaid expenses	(7,839)	(6,571)
Accounts payable	(93,480)	(100,714)
Accrued expenses	(10,905)	20,869
Income taxes	2,335	39,548
Other, net	3,919	3,496
Net cash provided by operating activities	604,600	636,593
Cash flows from investing activities:
Purchase of property and equipment	(325,726)	(301,298)
Payments for acquisition of businesses, net of cash acquired	(296,809)	(13,202)
Proceeds from sales of assets	20,351	13,551
Net cash used in investing activities	(602,184)	(300,949)
Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(48,364)	(23,563)
Payments of cash dividends	(46,975)	(41,456)
Repurchase of common stock	(89,768)	—
Tax withholdings on employee share-based awards	(18,297)	(16,304)
Net cash used in financing activities	(203,404)	(81,323)

Net (decrease) increase in cash and cash equivalents	(200,988)	254,321
Cash and cash equivalents at beginning of the period	378,869	158,878
Cash and cash equivalents at end of the period	$177,881	$413,199

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2024	2023
Cash paid during the period for:
Interest, net of amount capitalized	$43,316	$37,765
Income taxes, net	72,037	56,289

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	82,785	76,840
Right-of-use assets obtained in exchange for new finance lease liabilities	14,035	6,909
Right-of-use assets obtained in exchange for new operating lease liabilities	12,613	13,485
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
As of January 31, 2024, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,639 convenience stores in 17 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 5,000.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2024 and April 30, 2023, the results of operations, for the three and nine months ended January 31, 2024 and 2023, and shareholders' equity and cash flows for the nine months ended January 31, 2024 and 2023. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the Form 10-K for the year ended April 30, 2023 for our consideration of new accounting pronouncements issued prior to this fiscal year.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The new standard is effective for the Company's annual periods beginning May 1, 2024, and interim periods beginning May 1, 2025, with early adoption permitted. The Company is currently evaluating ASU 2023-07 to determine its impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The standard includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for the Company's annual periods beginning May 1, 2025, with early adoption permitted. The Company is currently evaluating ASU 2023-09 to determine its impact on our disclosures.
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
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of January 31, 2024 and April 30, 2023, the Company recognized a contract liability of $50,163 and $55,561, respectively, related to the outstanding Casey's Rewards program, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of January 31, 2024 and April 30, 2023, the Company recognized a liability of $20,366 and $17,463, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,406,000 and $1,437,000 at January 31, 2024 and April 30, 2023, respectively. The fair value calculated excludes finance lease obligations of $99,697 and $95,072 outstanding at January 31, 2024 and April 30, 2023, respectively, which are grouped with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $2,238 and $10,290, for the three and nine months ended January 31, 2024, and $3,175 and $4,531, for the three and nine months ended January 31, 2023. Interest, net is also net of interest capitalized of $901 and $2,381, for the three and nine months ended January 31, 2024, and $1,024 and $2,304, for the three and nine months ended January 31, 2023, respectively.
Revolving Facility
The Company has a credit agreement that provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The Revolving Facility carries a facility fee of 0.15% to 0.30% per annum. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement. The Company had $0 outstanding under the Revolving Facility at January 31, 2024 and April 30, 2023.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of January 31, 2024, the availability under the Bank Line is encumbered by letters of credits totaling $668. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at January 31, 2024 and April 30, 2023. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At January 31, 2024, there were 1,138,008 shares available for grant under the 2018 Plan.
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
Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table. No stock option awards have been granted under the 2018 Plan.

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2023	550,840	$212
Granted	140,703	237
Vested	(217,693)	195
Forfeited	(16,388)	224
Unvested at January 31, 2024	457,462	$228
Total share-based compensation costs recorded for employees and non-employee directors for the nine months ended January 31, 2024 and 2023, respectively, were $29,349 and $34,741, related entirely to restricted stock unit awards. As of January 31, 2024, there was $41,803 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2027, with a weighted average remaining term of 1.2 years. The fair value of restricted stock unit awards vested for the nine months ended January 31, 2024 was $48,991 as of the applicable vest date.

6.    Acquisitions
During the nine months ended January 31, 2024, the Company acquired 105 stores through a variety of transactions, pursuant to the terms and conditions of the individual asset purchase agreements. The majority of these acquisitions meet the criteria to be considered business combinations. The purchase price was paid in cash upon closing using available cash on hand.
The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date as determined by third party appraisals or internal estimates. Fair values were determined using Level 3 inputs, which are unobservable inputs that are not corroborated by market data. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. Goodwill of $31,783 was recognized as the result of the current period acquisitions and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. Almost all of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.

Acquisition-related transaction costs are recognized as period costs as incurred. The Company incurred total acquisition-related transaction costs of $4,990 and $8,043 for the three and nine months ended January 31, 2024, respectively, which are recorded within operating expenses on the condensed consolidated statements of income.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the majority of other assets, leases and property and equipment acquired. The valuations are still in process and, as a result amounts related to certain property and equipment, other assets, goodwill, and leases is considered provisional and is subject to change.

Assets acquired:
Inventories	$12,660
Property and equipment	252,221
Finance lease right-of-use assets	3,194
Operating lease right-of-use assets	7,201
Other assets	2,137
Goodwill	31,783
Total assets	$309,195
Liabilities assumed:
Accrued expenses and other long-term liabilities	890
Finance lease liabilities	5,004
Operating lease liabilities	7,041
Total liabilities	12,935
Net assets acquired and total consideration paid	$296,260
Payments for acquisition of businesses, net of cash acquired, on the condensed consolidated statements of cash flows includes payments made for acquisitions that are closing shortly after the quarter-end. Such payments are not included in the total consideration paid in the table above, as those acquisitions have not yet closed as of the end of the quarter.
The Company recognized approximately $88,826 and, $106,393 of revenue related to the acquired locations in the condensed consolidated statements of income for the three and nine months ended January 31, 2024, respectively. The amount of net income related to the acquired locations was not material for the three and nine months ended January 31, 2024.
Pro Forma Information
The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions referenced above occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Total revenue	$3,347,497	$3,473,142	$11,573,848	$12,256,730
Net income	91,469	103,294	431,280	395,105
Net income per common share
Basic	$2.47	$2.77	$11.59	$10.60
Diluted	2.45	2.75	11.53	10.54

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
We have entered into forward contracts for cheese in order to fix the price per pound for a portion of our expected supply. As of January 31, 2024, the forward contracts run through July 2024. The commitment under these contracts is approximately $35,418. These contracts are not accounted for as derivatives as they meet the normal purchases exclusion under derivative accounting.

8.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $13,128 and $10,957 at January 31, 2024 and April 30, 2023, respectively. If this unrecognized tax benefit were ultimately recognized, $10,371 is the amount that would impact our effective tax rate. The total amount of accrued interest and penalties for such unrecognized tax benefits was $598 at January 31, 2024, and $386 at April 30, 2023. Net interest and penalties included in income tax expense for the nine months ended January 31, 2024, was a net expense of $212 and a net expense of $179 for the same period in 2023.
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
The federal statute of limitations remains open for the tax years 2020 and forward. Tax years 2018 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

9.    Segment Reporting
As of January 31, 2024, we operated 2,639 stores in 17 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenue and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
As of January 31, 2024, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's", "Minit Mart", or "Lone Star Food Store", referred to as "Casey's" or the "Company") throughout 17 states, over half of which are located in Iowa, Missouri and Illinois. Approximately 48% of all Casey's were opened in areas with populations of fewer than 5,000 persons, while approximately 28% of all stores were opened in communities with populations exceeding 20,000 persons. As of January 31, 2024, there were a total of 2,639 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of January 31, 2024, 233 store locations offered car washes. In addition, all but eight store locations offer fuel for sale on a self-service basis.
The Company had 47 stores operating under the "GoodStop (by Casey’s)" brand and 13 stores operating under the "Lone Star Food Store" brand as of January 31, 2024. Similar to most of our store footprint, the "GoodStop" and "Lone Star Food Store" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings.
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
The Company has 73 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count in the paragraph below. Approximately 1% of total revenue for the nine-months ended January 31, 2024 relates to this dealer network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center facility in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $2.33 for the third quarter of fiscal 2024. For the same quarter a year-ago, diluted earnings per common share was $2.67.
The following table represents the roll forward of store growth through the third quarter of fiscal 2024:

Store Count
Total stores at April 30, 2023	2,521
New store construction	23
Acquisitions	105
Acquisitions not opened	(1)
Prior acquisitions opened	6
Closed	(15)
Total stores at January 31, 2024	2,639
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

Fuel Volatility
Since early calendar 2020, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile compared to historical averages. Initially, at the outset of the pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the COVID-19 pandemic, prices began to modestly increase over time. More recently, during the end of the Company’s 2022 fiscal year, oil and fuel prices saw a quick and dramatic increase, in part, as a result of the conflict in Ukraine, as well as other macroeconomic conditions. Generally, oil and fuel prices have decreased from levels seen throughout the past two years, but they remain elevated compared to historical levels. The Company expects these comparatively higher prices to remain throughout the 2024 fiscal year.
In addition, during the past three calendar years, the Company, and the retail fuel industry as a whole, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization). Although this has remained relatively consistent since that time, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization) will remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, higher interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's continues its process of developing a robust electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 17-state footprint. As of January 31, 2024, the Company has installed 170 charging stations at 37 stores, across 12 states. Our installation strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, almost all of our stores offer fuel with at least 10% of blended ethanol and 43% of our stores offer biodiesel. Every newly built store has the capability to sell higher blended ethanol, and we aim to continue growing sales of renewable fuels throughout our footprint.
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
The third quarter results reflected a 0.4% decrease in same-store fuel gallons sold. Same-store sales of grocery and general merchandise increased 2.8% and prepared food and dispensed beverage increased 7.5% during the quarter. The increase in grocery and general merchandise same-store sales was primarily due to strong sales of non-alcoholic and alcoholic beverages. The increase in prepared food and dispensed beverage same-store sales was attributable to improved sales of whole pies and hot sandwiches.

Three Months Ended January 31, 2024 Compared to
Three Months Ended January 31, 2023
(Dollars and Amounts in Thousands)

Three Months Ended January 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$349,411	$865,548	$2,051,674	$62,614	$3,329,247
Revenue less cost of goods sold (excluding depreciation and amortization)	$208,327	$293,184	$257,246	$27,766	$786,523
	59.6%	33.9%	12.5%	44.3%	23.6%
Fuel gallons sold			689,251

Three Months Ended January 31, 2023	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$313,524	$795,699	$2,157,233	$66,099	$3,332,555
Revenue less cost of goods sold (excluding depreciation and amortization)	$179,647	$270,925	$262,573	$24,317	$737,462
	57.3%	34.0%	12.2%	36.8%	22.1%
Fuel gallons sold			644,940
Total revenue for the third quarter of fiscal 2024 decreased by $3,308 (0.1%) over the comparable period in fiscal 2023. Prepared food and dispensed beverage revenue increased by $35,887 (11.4%), due to an increase in same-store sales of 7.5% driven by improved sales of whole pies and hot sandwiches, as well as an increase of approximately 3.9% related to store growth. Grocery and general merchandise revenue increased by $69,849 (8.8%), due to an increase of approximately 6.0% related to store growth, as well as an increase in same-store sales of 2.8% driven by strong sales of non-alcoholic and alcoholic beverages. During this same period, retail fuel revenue decreased by $105,559 (4.9%) as the average retail price per gallon decreased 11.0%, partially offset by an increase in the number of gallons sold by 44,311 (6.9%).
The other revenue category primarily consists of activity related to car wash revenue and the wholesale fuel revenue from the dealer network, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue decreased $3,485 (5.3%) for the third quarter of fiscal 2024 compared to the prior year, driven primarily by a decrease in total revenue related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 23.6% of revenue for the third quarter of fiscal 2024, compared to 22.1% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 59.6% of revenue, compared to 57.3% of revenue for the comparable period in the prior year, primarily due to softening ingredient costs. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was relatively consistent at 33.9% of revenue for the third quarter of fiscal 2024, compared to 34.0% for the comparable period in the prior year.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.5% of fuel revenue during the third quarter of fiscal 2024, compared to 12.2% for the comparable period in the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon decreased to 37.3 cents in the third quarter of fiscal 2024, compared to 40.7 cents for the comparable period in the prior year. The Company sold 4.2 million RINs (renewable identification numbers) for $3,379 during the quarter, compared to the sale of 1.5 million RINs in the third quarter of the prior year, which generated $2,900 (see footnote 3, above, for a further description of RINs and how they are generated).
Operating expenses increased $53,173 (10.3%) in the third quarter of fiscal 2024 from the comparable period in the prior year. In the prior fiscal year, a one-time benefit from the resolution of a legal matter of $15,297 reduced operating expenses by approximately 3%. Approximately 6% of the increase is due to operating 167 more stores than the comparable period in the prior year. Total same-store employee expense contributed to approximately 1% of the increase, as the increases in labor rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $10,862 (13.9%) to $88,950 in the third quarter of fiscal 2024, primarily due to operating 167 more stores than a year ago.

Interest, net increased $2,449 (20.9%) to $14,146 in the third quarter of fiscal 2024 from $11,697. The increase was attributable to an increase in interest expense on debt and finance lease obligations of $1,512, as well as a decrease in interest income of $937.
The effective tax rate was 24.1% in the third quarter of fiscal 2024 which is consistent with that of the same period of fiscal 2023.
Net income decreased by $13,179 (13.2%) to $86,933 from $100,112 in the comparable period in the prior year. The decrease in net income was primarily attributable to a strong fuel margin comparison in the prior year, as well as increases in operating expenses and depreciation and amortization, partially offset by higher profitability inside the store. See discussion in the paragraphs above for the primary drivers for each of these changes.
Nine Months Ended January 31, 2024 Compared to
Nine Months Ended January 31, 2023
(Dollars and Amounts in Thousands)

Nine Months Ended January 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$1,104,705	$2,826,914	$7,125,485	$205,794	$11,262,898
Revenue less cost of goods sold (excluding depreciation and amortization)	$650,852	$960,357	$863,059	$75,570	$2,549,838
	58.9%	34.0%	12.1%	36.7%	22.6%
Fuel gallons sold			2,133,680

Nine Months Ended January 31, 2023	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$1,008,338	$2,635,939	$7,889,495	$232,002	$11,765,774
Revenue less cost of goods sold (excluding depreciation and amortization)	$569,825	$889,482	$855,167	$70,180	$2,384,654
	56.5%	33.7%	10.8%	30.2%	20.3%
Fuel gallons sold			2,036,450
Total revenue for the first nine months of fiscal 2024 decreased by $502,876 (4.3%) over the comparable period in fiscal 2023. Prepared food and dispensed beverage revenue increased by $96,367 (9.6%) due to an increase in same-store sales of 6.2% driven by improved sales of hot sandwiches, whole pies, bakery, and dispensed beverages, as well as an increase of approximately 3.4% related to store growth. Grocery and general merchandise revenue increased by $190,975 (7.2%) due to an increase of approximately 3.9% related to store growth, as well as an increase in same-store sales of 3.3% driven by strong sales of non-alcoholic and alcoholic beverages, snacks, and candy. During this same period, retail fuel revenue decreased by $764,010 (9.7%) as the average retail price per gallon decreased 13.8%, partially offset by an increase in the number of gallons sold by 97,230 (4.8%).
The other revenue category primarily consists of activity related to car wash revenue and the wholesale fuel revenue from the dealer network, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue decreased $26,208 (11.3%) for the first nine months of fiscal 2024 compared to the prior year, driven primarily by a decrease in total revenue related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 22.6% of revenue for the first nine months of fiscal 2024, compared to 20.3% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 58.9% of revenue, compared to 56.5% in the prior year, primarily due to softening ingredient costs. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 34.0% of grocery and general merchandise revenue, compared to 33.7% in the prior year. The current year percentage was positively impacted by increased sales of private label products.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.1% of fuel revenue for the first nine months of fiscal 2024, compared to 10.8% for the first nine months of the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon was 40.4 cents for the first nine months of fiscal 2024 compared to 42.0 cents in the prior year. The Company sold 23.9 million RINs (renewable identification numbers) for $32,005 during the nine months of fiscal 2024, compared to the sale of 18.6 million RINs in the prior year, which generated $31,656 (see footnote 3, above, for a further description of RINs and how they are generated).
Operating expenses increased by $111,253 (7.0%) in the first nine months of fiscal 2024 from the comparable period in the prior year. In the prior fiscal year, a one-time benefit from the resolution of a legal matter reduced operating expenses by approximately 1%. Approximately 4% of the increase is due to operating 167 more stores than the comparable period in the prior year. Total same-store employee expense contributed to approximately 1% of the increase, as the increases in wage rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $24,953 (10.7%) to $257,453 for the first nine months of fiscal 2024 from $232,500 for the comparable period in the prior year, primarily due to operating 167 more stores than a year ago.
Interest, net decreased by $68 (0.2%) to $38,947 for the first nine months of fiscal 2024 from $39,015, as an increase in interest income of $5,759, was offset by an increase in interest expense on debt and finance leases of $5,691.
The effective tax rate decreased to 23.7% in the first nine months of the fiscal year compared to 24.1% in the same period of the prior fiscal year. The decrease in the effective tax rate was primarily due to one-time benefits from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the year.
Net income increased by $24,353 (6.2%) to $414,952 from $390,599 in the prior year. The increase in net income was primarily attributable to higher profitability inside the store, which was partially offset by increases in operating expenses and depreciation and amortization. See discussion in the paragraphs above for the primary drivers for each of these changes.
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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended January 31, 2024 and 2023:

	Three months ended		Nine months ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Net income	$86,933	$100,112	$414,952	$390,599
Interest, net	14,146	11,697	38,947	39,015
Federal and state income taxes	27,586	31,830	129,020	124,327
Depreciation and amortization	88,950	78,088	257,453	232,500
EBITDA	$217,615	$221,727	$840,372	$786,441
Loss on disposal of assets and impairment charges	1,124	1,186	892	5,977
Adjusted EBITDA	$218,739	$222,913	$841,264	$792,418
For the three months ended January 31, 2024, EBITDA and Adjusted EBITDA decreased 1.9%, when compared to the same period a year ago. The decrease in EBITDA and Adjusted EBITDA was primarily attributable to a strong fuel margin comparison in the prior year, as well as increases in operating expenses, partially offset by higher profitability inside the store.

For the nine months ended January 31, 2024, EBITDA and Adjusted EBITDA increased 6.9% and 6.2%, respectively, when compared to the same period a year ago. The increase in EBITDA and Adjusted EBITDA was primarily attributable to higher profitability inside the store, which was partially offset by higher operating expenses.
See discussion in the preceding sections for the primary drivers for each of these individual changes.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2023, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2024.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2024, the Company’s ratio of current assets to current liabilities was 0.89 to 1. The ratio at January 31, 2023 and April 30, 2023 was 1.10 to 1 and 0.99 to 1, respectively. The decrease in the ratio from January 31, 2023 and April 30, 2023, is primarily attributable to a decrease in cash and cash equivalents as a result of increased acquisition related activity, as well as share repurchases during the first nine months of fiscal 2024.
Management believes that the net availability under the Bank Line of approximately $49,332 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities decreased $31,993 for the nine months ended January 31, 2024 from the comparable period in the prior year. Cash provided by operations can be impacted by variability in the timing of payments and receipts for certain assets and liabilities, as well as changes in commodity costs year-over-year. Cash flow from operations was impacted favorably by an increase in net income of $24,353 from the prior year. Refer to "Nine Months Ended January 31, 2024 Compared to Nine Months Ended January 31, 2023" on page 17 for further details on the primary driver for these changes. The increase in operating cash flows from net income was offset by:
•A reduction of operating cash flows of $15,748 due to an increase in cash paid for taxes primarily attributable to applying a higher outstanding income tax receivable to reduce our estimated tax payments for the first nine months of fiscal 2023, compared to fiscal 2024.
•A reduction of operating cash flows of $24,029 due to the timing of wage related payments, compared to the prior year.
•A reduction of operating cash flows of $23,329 due to the increased purchases of inventory, primarily attributable to store growth.
Cash used in investing activities increased $301,235. During the first nine months of fiscal 2024, the Company expended $622,535 for purchases of property and equipment and payments for acquisitions compared to $314,500 for the comparable period in the prior year related to these activities. The increase in cash used in investing activities was largely attributable to an increase in acquisition related activity compared to the prior year. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Cash used in financing increased $122,081, primarily due to the repurchase and retirement of common stock under our share repurchase program for a total of $89,768, as well as an increase in debt payments compared to the comparable period in fiscal 2023.

As of January 31, 2024, the Company had long-term debt consisting of:

Finance lease liabilities	$99,697
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	111,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	37,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	240,625
Less debt issuance costs	(1,459)
1,636,863
Less current maturities	(53,250)
$1,583,613
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facility as of January 31, 2024, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.4 million on interest expense.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter
November 1 - November 30, 2023	51,370	$277.62	51,370	$325,575,813
December 1 - December 31, 2023	19,923	274.37	19,923	320,109,444
January 1 - January 31, 2024	36,834	282.14	36,834	309,716,977
Total	108,127	$278.56	108,127	$309,716,977
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. During the third quarter of 2024, we repurchased and retired 108,127 shares of our common stock under our share repurchase program for a total of $30.1 million, excluding fees, commissions and other costs. As of January 31, 2024, $309.7 million remained available for future purchases under this share repurchase program.

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

CASEY’S GENERAL STORES, INC.

Date: March 11, 2024	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)