Form 10-K
period 2024-04-30
CASEYS GENERAL STORES INC
filed 2024-06-24
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2023, was approximately $10.1 billion based on the closing sales price ($271.91 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 20, 2024
Common Stock, no par value per share	37,111,457 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2024.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
As of April 30, 2024, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's", "Minit Mart", or "Lone Star Food Store" referred to as "Casey's" or the "Company") throughout 17 states, over half of which are located in Iowa, Missouri, and Illinois.
Approximately 72% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service. As of April 30, 2024, there were a total of 2,658 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of April 30, 2024, 233 store locations offered car washes. In addition, all but eight store locations offer fuel for sale on a self-service basis.
The Company had 62 stores operating under the "GoodStop (by Casey’s)" brand and 10 stores operating under the "Lone Star Food Store" brand as of April 30, 2024. Similar to most of our store footprint, the "GoodStop" and "Lone Star Food Store" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings.
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
The Company has 73 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count. Approximately 1% of total revenue for the year-ended April 30, 2024 relates to this dealer network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center facility in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri. The Company also self-distributes the majority of fuel to our stores. The Company had a fleet of 421 tractors used for distribution as of April 30, 2024.
The Company’s internet address is www.caseys.com. We make available through our website all of our SEC filings, including current reports on Form 8-K, quarterly reports on Form 10-Q, our annual report on Form 10-K, and amendments to those reports, free of charge as soon as reasonably practicable after they have been electronically filed with the SEC. Additionally, you can go to our website to read our Financial Code of Ethics for the CEO and Senior Financial Officers, Corporate Governance Guidelines, Code of Conduct and Ethics, Supplier Code of Conduct, and Committee Charters. In the event of a waiver from, or updates to, the Code of Conduct and Ethics, any required disclosure will be posted to our website.
Casey’s, with its principal business office, and Store Support Center, located at One SE Convenience Blvd., Ankeny, Iowa 50021-8045 (telephone 515-965-6100), was incorporated in Iowa in 1967. Our fiscal year runs from May 1 through April 30 of each year.
General
Casey's corporate purpose is to make life better for communities and guests every day. Many of the smaller communities in which we operate often are not served by national-chain convenience stores. We have succeeded in operating stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these same offerings. We currently own most of our real estate, including substantially all of our stores, all three distribution centers (see discussion of ownership structure of the distribution center in Joplin, Missouri in Note 7), a construction and support services facility located in Ankeny, Iowa, and the Store Support Center facility.
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
Corporate Subsidiaries
Casey's Marketing Company ("CMC") and Casey's Services Company ("CSC") were organized as Iowa corporations in March 1995. Casey’s Retail Company ("CRC") was organized as an Iowa corporation in April 2004. CGS Stores, LLC was organized as an Iowa limited liability company in April 2019. CMC, CSC, and CRC are wholly-owned subsidiaries of Casey’s, while CGS Stores, LLC is a wholly-owned subsidiary of CMC.
CRC owns and/or operates certain stores in Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, and South Dakota, holds the rights to the Company's trademarks, service marks, trade names, and other intellectual property, and performs most strategic functions of the enterprise. CMC owns and/or operates stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Wisconsin, and Texas, and is responsible for all of our wholesale operations, including all three distribution centers and management of the wholesale fuel network. CGS Stores, LLC owns and/or operates stores in Tennessee. CSC provides a variety of construction, maintenance and transportation services for all stores.
Store Operations
Products Offered
The Company designs, develops and delivers value to its guests through a differentiated product assortment where the right products are optimally placed, priced and promoted to drive traffic, revenue and profit. It is our practice to continually make additions to the Company’s product line, especially products with higher margins such as prepared food and our new private label offerings, described below. To facilitate many of these items, we have installed full kitchens in almost all of our stores, other than those branded as “GoodStop” and "Lone Star Food Store".
The Company's flagship product is its handmade pizza, which we began preparing and selling in 1984. Pizza is available in almost all of our stores as of April 30, 2024. Additional stores selling pizza will come on line as newly acquired stores are remodeled and kitchens are added. We have also expanded our prepared food offerings, which currently includes made to order cheesy breadsticks, sandwiches and wraps, chicken wings, chicken tenders, breakfast croissants and biscuits, breakfast pizza, breakfast burritos, hash browns, burgers, and bakery items which includes include donuts, cookies and brownies as well as other seasonal items. During the fiscal year, the Company launched a new thin crust pizza line. In addition to the new platform in pizza, the company also relaunched our lunch offering by upgrading the quality of our entire hot sandwich line, including adding a spicy chicken sandwich. As of April 30, 2024, the Company was selling bakery items such as donuts, cookies and brownies in 2,570 (97%) of our stores.
The growth in our prepared food program reflects the Company’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of nonfuel items have generated about 35% of our total revenue, but they have resulted in approximately 66% of our revenue less cost of goods sold (excluding depreciation and amortization). Revenue less cost of goods sold (excluding depreciation and amortization) as a percentage of revenue on prepared food items averaged approximately 58% for the three fiscal years ended April 30, 2024.
Each Casey’s store typically carries over 3,000 packaged food, beverage and non-food items. The selection is a blend of differentiated private label products (which includes over 350 items as of April 30, 2024), as well as favored national and regional brands, many of which can be found in larger format stores. Our assortment includes product across the following categories:
•non-alcoholic beverages (soft drinks, energy, water, sports drinks, juices, coffee, tea and dairy)
•alcoholic beverages (beer, wine and spirits)
•packaged foods (snacks, candy, packaged bakery and other food items)
•tobacco and nicotine products
•frozen foods (ice, ice cream, meals and appetizers)
•non-foods (health and beauty aids, automotive, electronic accessories, housewares and pet supplies)
•services (ATM, lotto/lottery and prepaid cards)
All but eight stores offer retail motor fuel products for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name at the majority of our locations.
The Company offers the Casey's Rewards program to bring value to guests and improve the digital guest experience. As part of this program, guests can earn points from online, in-store, or at the pump purchases. Points earned can be redeemed for donations to a local school of the guest's choice, fuel discounts, or Casey's Cash, which can be used on many products sold in our stores. The Rewards program is delivered through Casey’s mobile application. In addition to earning points, guests may receive other program benefits such as special offers and bonus points. At the end of the fiscal year, the Company had surpassed 7.9 million members enrolled in the program.
Store Design
Casey’s constructs stores that are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. We have a range of store designs differing in size and offerings. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 6 islands of fuel dispensers and storage tanks with capacity for 44,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of guest traffic through all sections of every store. Nearly all locations feature a bright sign which displays the Casey’s, GoodStop or Lone Star Food Store name and trade/service marks.
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
Retail Fuel Operations
Retail fuel sales are an important part of our revenue and earnings. The following table summarizes (dollars and gallons in thousands) retail fuel sales for the last three fiscal years ended April 30:

	Year ended April 30,
	2024	2023	2022
Number of gallons sold	2,828,669	2,672,366	2,579,179
Total retail fuel sales	$9,402,071	$10,027,310	$8,312,038
Percentage of total revenue	63.3%	66.4%	64.2%
Percentage of revenue less cost of goods sold (excluding depreciation and amortization)	11.9%	10.7%	11.2%
Average retail price per gallon	$3.32	$3.75	$3.22
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization)	39.48 ¢	40.22 ¢	36.01 ¢
Average number of gallons sold per store*	1,102	1,092	1,047

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Average retail prices of fuel during the year decreased 11.5% from prior year. Fuel prices increased at the end of the 2022 fiscal year due to overall supply issues, as Russia's invasion of Ukraine resulted in a United States ban of Russian crude oil imports. While prices have moderated since the highs seen at the end of the 2022 fiscal year, and start of the fiscal 2023 year, the higher costs have continued into fiscal 2024 due to the ongoing conflict between Russia and Ukraine, unrest in the Middle East and economic uncertainty in Western nations. Regardless, we believe our centralized fuel team is well positioned to navigate any potential future fuel price volatility, as they work to maximize total profitability.
The total number of gallons sold during this period increased by 5.8%. Gallons sold were positively impacted by a growing store count as we operated 137 more stores than the prior year. Average revenue less cost of goods sold (excluding depreciation and amortization) per gallon decreased by 1.8%. Our centralized fuel team has been instrumental in sustaining higher than historically typical average revenue less cost of goods sold per gallon (excluding depreciation and amortization).
Percentage of revenue less cost of goods sold (excluding depreciation and amortization) represents the fuel revenue less cost of goods sold (excluding depreciation and amortization) divided by the gross fuel sales dollars. As retail fuel prices fluctuate in a period of consistent gross margin per gallon, the percentage will also fluctuate in an inverse relationship to fuel price. For additional information concerning the Company’s fuel operations, see Item 7, below.
Distribution and Wholesale Arrangements
CMC supplies all stores with various groceries, food, health and beauty aids, and general merchandise from our three distribution centers. The stores place orders for merchandise electronically to the Store Support Center, and the orders are filled with shipments in Company-operated delivery trucks from one of the distribution centers, based on route optimization for the fleet network. Most of our existing and proposed stores are within the three distribution centers' optimum efficiency range—a radius of approximately 500 miles around each distribution center.
In fiscal 2024, a majority of the food and nonfood items supplied to stores through the distribution centers were purchased directly from manufacturers. While we consider long-term contracts for potential favorability against short-term contracts, long-term supply contracts are not typically entered into with the suppliers of products sold by our stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
In addition to the products discussed above, CMC supplies the majority of fuel to our stores, and supplies fuel on a wholesale basis as part of a dealer network to 73 locations. We have entered into various purchase agreements related to our fuel supply, which include varying volume commitments. Prices included in the purchase agreements are indexed to market prices.
Human Capital
Our employees, who we refer to as Team Members, are critical to our business operations and the success of the Company. As of April 30, 2024, we had 20,935 full-time, and 24,424 part-time, Team Members. Approximately 94% are store Team Members, 1% are field management and related Team Members, 1% work in and support our three distribution centers, 1% are fuel or grocery drivers and 3% work out of the Store Support Center, or perform Store Support Center functions.
We are not a party to any collective bargaining agreements with our Team Members and believe the working relationship with our Team Members is good.
Core Values
Casey’s CARES about our communities and guests. We believe our people and culture are our foundation for success. Our core values are part of our evolution to build a culture of commitment – Casey’s CARES:
C – Commitment: We work hard to be the best and have a good time doing it.
A – Authenticity: We’re true to our roots by having high integrity and being low ego.
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
Team Member Value Proposition ("TMVP")
We believe that the future success of the Company depends in large part on our ability to attract, train, retain, and motivate qualified Team Members. We have a defined TMVP that is grounded in four pillars that support what Team Members value in their employment at Casey's.
•Career Growth – providing development, coaching and ultimately pathways for career growth.
•Engaging Work – simplifying work, providing skill training, transparent communications and goal alignment.
•Living Casey’s CARES Culture – clarity and alignment to mission and vision of the company, making work fun, supportive & caring leaders, and a welcoming culture.
•Well-being – fair and competitive pay, meaningful benefits & recognition, support for work-life balance.
As such, we are committed to providing market-competitive pay and benefits for all positions and offer performance-based compensation opportunities to certain of our full-time Team Members. In addition, the Company offers a 401(k) plan to eligible Team Members, with a 6% match made in Company stock, and all full-time Team Members are eligible for competitive health and welfare benefits, including medical, dental, vision, disability, life insurance and other benefits.
In addition, during the 2024 fiscal year, the Company enhanced coverages for dental and vision, introduced company paid short-term disability for all full-time Team Members, and long-term disability for certain full-time Team Members, as well as increased the coverages and access for mental health services. We also increased participation (including a Company donation of $1.0 million during the 2024 fiscal year) and utilization of Casey's Team Member Support Fund, which is designed to help Team Members facing financial hardships due to catastrophic circumstances.
Diversity and Inclusion
The Company is committed to building a diverse and inclusive workforce across the organization, which it believes is set by example with its Board of Directors and extended leadership team. As of the end of the 2024 fiscal year, the Board consisted of ten members, four (or 40%) of which are diverse as to gender, and three (or 30%) of which are diverse to race and/or ethnicity. The extended leadership team, which includes all of our Vice-President level executives and above, consists of thirty-three members, 39% of which are diverse as to gender, race and/or ethnicity. Across our entire Team Member base, 57% of our

Team Members are female and 17% are diverse as to race and/or ethnicity. In addition, we have a strict Anti Harassment and Discrimination Policy of which all Team Members are trained and expected to follow and we have several mechanisms, including an Ethics and Compliance Hotline, under which Team Members and guests can report incidents confidentially or anonymously and without fear of retaliation. We have four team member resource groups which further enhance the diversity, equity and inclusion culture at Casey's: Women in Leadership, Veterans, Faith and LGBTQ. The Company has also established a formal Diversity, Equity and Inclusion Committee to further promote the already strong culture of belonging and empowerment for all Team Members. In addition, the company has expanded its learning related to unconscious bias and critical conversations through formal training.
Education and Training
The Company, including its established Learning and Development Department, which serves all levels of the organization, invests significant time and resources in educating and training Team Members by providing them with educational, development and leadership opportunities. These opportunities are provided through a mix of formal onboarding training, safety training, in-person classes, virtual modules and “on-the-job” learning. For example, through its virtual modules, the Company offers over 700 hours of educational opportunities through over 350 classes, for which there were almost 340,000 enrollments during the 2024 fiscal year. In addition, the Company has a formal leadership development program with core curriculum consisting of Development programs for Kitchen Managers, Store Managers, District Managers, a Leadership Excellence Certification, a Finance for Non-Financial Managers program, and an Individualized Development Program for all Officers based on their review.
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
Examples of convenience store chains competing in the larger towns served by Casey’s include Quik Trip, Kwik Trip/Star, Maverik/Kum & Go, and other regional chains. These competitive factors are discussed further in Item 7 of this Form 10-K.
Trademarks and Service Marks
The Company regularly evaluates its portfolio of intellectual property and takes steps to review potential new trademarks and service marks and to renew existing marks. The names "Casey’s", “Casey’s General Store”, and "GoodStop (by Casey's)", the marks consisting of the Casey’s design logos (with the words “Casey’s” and “Casey’s General Store”), the weathervane, and certain of our private label product names, are registered trademarks and service marks under federal law. We believe these marks are of material importance in promoting and advertising the Company’s business. In addition, the Company has a number of other registered and unregistered trademarks and service marks that are significant to the Company from an operational and branding perspective (e.g. "Casey’s Pizza", "The Official Pizza and Beer Headquarters", "Casey's Here for Good", “Casey’s Rewards”, “Casey’s Cash”, etc.).
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

The majority of states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2024, 2023, and 2022, we spent approximately $966, $653, and $577, respectively, for assessments and remediation. The majority of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2024 and 2023 we had an accrued liability of $299 and $268, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.
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
Instances or reports of food-safety issues, such as foodborne illnesses, food tampering, food contamination or mislabeling, either during growing, manufacturing, packaging, transportation, storage, preparation or service, have in the past significantly damaged the reputations and impacted the sales of companies in the food processing, grocery, convenience, quick service and “fast casual” restaurant sectors, and could affect us as well. Any instances of, or reports linking us to, foodborne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brand and severely hurt sales of our prepared or other food products and possibly lead to product liability and personal injury claims, litigation (including class actions), government agency investigations and damages. In addition, guest preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of our products or products we sell at our stores, which could damage our reputation and cause a decline in demand for those products and adversely impact our sales. In addition, we rely on our suppliers to provide quality ingredients and products and to comply with applicable food and food safety laws and industry standards. A failure of one of our suppliers to comply with such laws, to meet our quality standards, or to meet food industry standards, could also disrupt our supply chain, damage our reputation and adversely impact our sales.
We may be adversely impacted by increases in the cost of food ingredients and other related costs.
Our business is exposed to fluctuations in prices of commodities. Any increase in the cost or sustained high levels of the cost of cheese, proteins or other commodities could adversely affect the profitability of stores, particularly if we are unable to increase the retail price of our products to offset such costs. We have recently experienced inflation in the price of commodities, including food ingredients, which has increased our cost of goods sold. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs related to the supply and transportation of food ingredients could adversely affect the profitability of our stores. Many of these factors are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers, given the significant competitive pricing in our industry.
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
Our continued success depends on our ability to remain relevant with respect to consumer needs and wants, attitudes toward our industry, and our guests’ preferences for ways of doing business with us, particularly with respect to digital engagement, contactless delivery, third-party delivery, curbside pick-up and other non-traditional ordering and delivery platforms. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, offer a favorable mix of products, and refine our approach as to how and where we market, sell and deliver our products. This risk is compounded by the use of digital media by consumers and the speed by which information and opinions are shared. Further, changes in consumer preferences, trends or perceptions of certain items we sell, or the ingredients therein, could cause consumers to avoid such items in favor of those that are or are perceived as healthier, lower-calorie, or lower in carbohydrates or otherwise based on their ingredients or nutritional content. If we are unable to anticipate and respond to sudden challenges or changes that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, it could have a material adverse effect on our business, financial condition and results of operations.
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
A significant percentage of our sales are made with credit cards. Because the interchange and other fees we pay when credit cards are used to make purchases, which the Company has little control over, are based on transaction amounts, higher fuel prices at the pump, including record fuel prices that were seen in recent years, higher gallon movement and other increases in price and sales of fuel and other items we sell in our stores directly result in higher credit card expenses. These additional fees directly increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees paid in fiscal 2024, 2023 and 2022 exceeded $200 million.
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
We store fuel in storage tanks at our retail locations. Additionally, a significant portion of fuel is transported in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, government imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry, industry-specific business practices or other operational matters, including accessibility, wage-and-hour and other employment related individual and class-action claims. Our defense costs and any resulting damage awards or settlement amounts may be significant and not be covered, or in some instances fully covered, by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our reputation, financial position, liquidity and results of operations.
Pandemics or disease outbreaks, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results.
Pandemics or disease outbreaks have had, and may continue to have, adverse impacts on the Company’s business. These include, but are not limited to, decreased store traffic and changed guest behavior, decreased demand for our fuel, prepared food and other convenience offerings, decreased or slowed unit/store growth, issues with our supply chain including difficulties delivering products to our stores and obtaining certain items sold at our stores, issues with respect to our Team Members’ health, working hours and/or ability to perform their duties, and increased costs to the Company in response to these conditions and to protect the health and safety of our Team Members and guests.
In addition, the general economic and other impacts related to responsive actions taken by governments and others to mitigate the spread of pandemics or disease outbreaks, including but not limited to stay-at-home, shelter-in-place and other travel restrictions, social distancing requirements, mask mandates, limitations on certain businesses’ hours and operations, limits on public gatherings and other events, and restrictions on what, and in certain cases how, certain products can be sold and offered to our guests, have, and may continue to, result in declines in store traffic and overall demand, increased operating costs, and decreased or slower unit/store growth. Further, although the Company’s business was deemed an “essential service” by many public authorities throughout the COVID-19 pandemic, allowing our operations to continue (in some cases in a modified manner), there are no guarantees the designation will continue, or be applied during a future pandemic or disease outbreak, which would require us to reduce our operations and potentially close stores for an undetermined period of time.
Covenants in our Senior Notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests. Failure to comply with these requirements could have a material impact to us.
We are required to comply with certain financial and non-financial covenants under our existing Senior Notes and credit facility agreements. A breach of any covenant, even if unintentional, could result in a default or other negative consequences under such agreements, which could, if not timely cured, permit lenders to secure outstanding amounts, declare all amounts outstanding to be immediately due and payable, and/or to terminate such instruments, which in turn could have a material adverse effect on our business, liquidity, financial condition and results of operation.
Risks Related to Governmental Actions, Regulations, and Oversight
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including but not limited to state and federal income taxes, indirect taxes (excise, sales/use, and gross receipts taxes), payroll taxes, property taxes, and tobacco taxes. Tax laws and regulations are dynamic and subject to change as new laws are passed, new administrations are elected and new interpretations of existing laws are issued, applied and/or enforced. In addition, as the federal government and certain states face economic and other pressures, they may seek revenue in the form of additional income, sales and other taxes and related fees. These activities could result in increased expenditures for tax liabilities in the future or a decrease in the disposable income of our guests. Many of these liabilities are subject to periodic audits by the respective taxing authorities. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.
We are subject to extensive governmental regulations.
Our business is subject to extensive governmental laws and regulations that include, but are not limited to, those relating to environmental protection and remediation; the preparation, transportation, storage, sale and labeling of food and other products; minimum wage, overtime and other employment and labor laws and regulations; the Americans with Disabilities Act; legal restrictions on the sale of alcohol, tobacco and nicotine products, money orders, lottery/lotto and other age-restricted products; compliance with the Payment Card Industry Data Security Standards and similar requirements; compliance with the Federal Motor Carriers Safety Administration regulations; and, securities laws and Nasdaq listing standards. These, and other laws and regulations, are dynamic and subject to change as new laws are passed, new interpretations of existing laws are issued and applied and as political administrations and majorities change over time. The effects created by these, including the costs of compliance with these laws and regulations, is substantial, and a violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.
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
Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, including e-cigarettes and vapor products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns and regulations to discourage tobacco and nicotine use and limit the sale of such products, including but not limited to tax increases related to such products and certain actions taken to increase the minimum age in order to purchase such products, have resulted or may in the future result in, reduced industry volume and consumption levels, and could materially affect the retail price of cigarettes or other nicotine products, unit volume and revenues, gross profit, and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Wholesale cost and tax increases relating to tobacco and nicotine products could affect our operating results.
Sales of tobacco and nicotine products have averaged approximately 9% of our total revenue over the past three fiscal years, and our tobacco and nicotine revenue less cost of goods sold (excluding depreciation and amortization) accounted for approximately 9% of the total revenue less cost of goods sold (excluding depreciation and amortization) for the same period. Any significant increases in wholesale cigarette and related product costs or tax increases on tobacco or nicotine products may have a materially adverse effect on unit demand for cigarettes (or related products). Currently, major cigarette and tobacco and nicotine manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes and related products. In the event these rebates are no longer offered or decreased, our wholesale cigarette and related product costs will increase accordingly. In general, we attempt to pass price increases on to our guests. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes and related products, cigarette or related product unit volume and revenues, merchandise revenue less cost of goods sold (excluding depreciation and amortization), and overall guest traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Industry
General economic and political conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.
General economic and political conditions, including social and political causes and movements, higher interest rates, higher fuel and other energy costs, inflation, increases or fluctuations in commodity prices such as cheese, proteins and coffee, higher levels of unemployment, higher consumer debt levels and lower consumer discretionary spending, higher tax rates and other changes in tax laws or other economic factors may affect the operations of our stores, input costs, consumer spending, buying habits and labor markets generally, and could adversely affect the discretionary income and spending levels of our guests, the costs of the products we sell in our stores, the consumer demand for such products and the labor costs of transporting, storing and selling those products. These events and their impacts can be unpredictable, and we may not always be able to recapture these higher input costs through pricing strategies or otherwise. In addition, unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, and can cause guests to “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to sales declines, and in turn have an adverse impact on our business, financial condition and results of operations.
Developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel.
Technological advances and consumer behavior in reducing fuel use, governmental mandates to improve fuel efficiency and consumer desire or regulations to lower carbon emissions could lessen the demand for our largest revenue product, petroleum-based motor fuel, which may have a material adverse effect on our business, financial condition, and results of operation. Changes in our climate, including the effects of carbon emissions in the environment, may lessen demand for fuel or lead to additional government regulation. In addition, a shift toward electric, hybrid, hydrogen, natural gas or other alternative fuel-powered vehicles, including driverless motor vehicles, could fundamentally change the shopping and driving habits of our guests or lead to new forms of fueling destinations or new competitive pressures. Any of these outcomes could potentially result in fewer guest visits to our stores, decreases in sales revenue across all categories or lower profit margins, which could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable weather conditions can adversely affect our business.
The vast majority of our stores, our distribution centers, and our corporate offices, are located in the Midwest region of the United States, which is susceptible to tornadoes, thunderstorms, extended periods of rain or unseasonably cold temperatures, flooding, ice storms, and heavy snow. Inclement weather conditions could damage our facilities, impact our supply chain and the supply chain of our vendors, or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our stores, distribution centers or corporate offices. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. When weather conditions are not favorable during a particular period, our operating results and cash flow from operations could be adversely affected.
The volatility of wholesale petroleum costs could adversely affect our operating results.
Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our fuel revenues accounted for approximately 65% of total revenue and our fuel revenue less cost of goods sold (excluding depreciation and amortization) accounted for approximately 34% of the total revenue less cost of goods sold (excluding depreciation and amortization). Crude oil and domestic wholesale petroleum markets are currently, and in the recent past have been, marked by significant volatility. General political conditions, threatened or actual acts of war or terrorism, instability or other changes in oil producing regions, historically in the Middle East and South America but recently in Europe with the conflict in Ukraine, and trade, economic or other disagreements between oil producing nations, can, and recently have, significantly affected crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, severe weather events in oil producing regions, the lack of capacity at United States oil refineries or, in our case, the level of fuel contracts that we have that guarantee an uninterrupted, unlimited supply of fuel. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel and other discretionary purchases. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.
The convenience store industry is highly competitive.
The convenience store and retail fuel industries in which we operate are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with many other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, fast food outlets, restaurants, coffee shops, mass merchants, and a variety of other retail companies, including retail gasoline companies that have more extensive retail outlets, greater brand name recognition and more established fuel supply arrangements. Several non-traditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the retail fuel business and have obtained a share of the fuels market. Certain of these non-traditional retailers may use more extensive promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and gasoline sales. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may have a greater ability to bear the economic risks inherent in our industry and may be able to respond better to changes in the economy and new opportunities within the industry, including those related to electric vehicle charging stations. This intense competition could adversely affect our revenues and profitability and have a material adverse impact on our business and results of operations.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C.	CYBERSECURITY
Information security and data privacy have been, and continue to be, vitally important to the Company. Our Board, in coordination with the Audit Committee, provides oversight of the Company’s major information technology risk exposures, including those related to cybersecurity, data privacy and data security, and oversees the steps management has taken to monitor and mitigate such risk exposures. Cybersecurity and related matters are recurring topics at Audit Committee meetings and the Company’s Chief Information Officer (“CIO”) and Chief Information Security Officer ("CISO") regularly provide the Audit Committee, and periodically the entire Board, with updates on the Company’s cybersecurity risk profile and strategy. These updates include both qualitative and quantitative information on the effectiveness of the Company’s cybersecurity controls.
Our CIO is responsible for the strategic leadership and direction of the Company’s information technology organization. As a part thereof, the Company has implemented an information security program, directly overseen by our CISO, that consists of controls and processes designed to prevent, detect, and manage reasonably foreseeable cybersecurity risks and threats, and which is based on recognized best practices including the National Institute of Standards and Technology ("NIST") Cyber Security Framework ("CSF") and Payment Card Industry Data Security Standard ("PCI DSS"). Our CISO, who has over 38-years of industry experience, and his team, have relevant education and experience assessing and managing cybersecurity programs and cybersecurity risks across a mix of enterprises, including the retail industry. Together with a third-party, the CISO and his team also operate a 24/7 Security Operations Center to monitor the cybersecurity environment and coordinate escalation and remediation of alerts, and we incorporate many other resources to maintain readiness to withstand and respond to a cyber incident including but not limited to incident response tabletop exercises, system recovery exercises, simulated phishing email exercises and security awareness training.
Our CISO and his team have also developed processes to oversee and identify material cybersecurity risks associated with our use of third-party service providers who access our information technology systems, which includes leveraging our vendor risk management program designed to assess and manage the cybersecurity risks associated with these partnerships. As part of the program, our governance, risk and compliance team conducts due diligence as a part of onboarding new vendors and maintain ongoing evaluations to ensure compliance with our security standards.
The Company has a Cybersecurity Incident Response Plan ("the Plan"), integrated into our enterprise crisis management and business continuity program, which provides protocols and procedures for evaluating and responding to material cybersecurity incidents, including incident handling, disclosure and reporting, notification to senior management, the Board and relevant committees, and meeting external reporting obligations. As part of the Plan, the Company has also established an Incident Response Governance Team, co-chaired by our CISO and VP, Deputy General Counsel, which is a cross-functional group comprised of relevant stakeholders throughout the organization responsible for organizing the assessment, investigation and response to any material cybersecurity event.
As of the date of this report, no cybersecurity incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Notwithstanding the comprehensive approach we take to information security, there can be no assurance that our security efforts and measures, and those of our third-party service providers, will prevent or mitigate all incidents that could have a material adverse effect on our business, financial condition or results of operations. For additional information regarding the risks to us associated with cybersecurity incidents, see Item 1A entitled "Risk Factors."

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
On April 30, 2024, we leased a combination of land and/or building at 140 locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. The Company owns the land and building at all of our other store locations. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 37,008,488 shares of common stock outstanding at April 30, 2024 had a market value of approximately $11.8 billion. On that date, there were 1,441 shareholders of record.
Common Stock Market Prices

Calendar 2022	High	Low	Calendar 2023	High	Low	Calendar 2024	High	Low
Q1	$202.50	$170.82	Q1	$236.45	$202.13	Q1	$324.40	$268.07
Q2	216.40	181.40	Q2	245.72	212.50
Q3	223.90	183.23	Q3	284.18	238.44
Q4	249.90	197.61	Q4	286.62	260.13
Dividends
We began paying cash dividends during fiscal 1991. The dividends declared in fiscal 2024 totaled $1.72 per share. The dividends declared in fiscal 2023 totaled $1.52 per share. At its June meeting, the Board of Directors declared a quarterly dividend of $0.50 per share payable August 15, 2024, to shareholders of record on August 1, 2024.
The cash dividends declared during the calendar years 2022 through 2024 were as follows:

Calendar 2022	Cash dividend declared	Calendar 2023	Cash dividend declared	Calendar 2024	Cash dividend declared
Q1	$0.35	Q1	$0.38	Q1	$0.43
Q2	0.38	Q2	0.43	Q2	0.50
Q3	0.38	Q3	0.43
Q4	0.38	Q4	0.43
	$1.49		$1.67
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Fourth Quarter:
February 1-29, 2024	36,341	$286.76	36,341	$299,295,981
March 1-31, 2024	13,772	303.97	13,772	295,109,710
April 1-30, 2024	—	—	—	295,109,710
Total	50,113	$291.49	50,113	$295,109,710

(1)    On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no

set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. During the fourth quarter of 2024, we repurchased and retired 50,113 shares of our common stock under our share repurchase program for a total of $14.6 million, excluding fees, commissions and other costs. As of April 30, 2024, $295.1 million remained available for future purchases under this share repurchase program.

ITEM 6.	[Reserved]
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and gallons in thousands, except per share amounts)
Please read the following discussion of the Company’s financial condition and results of operations in conjunction with the selected historical consolidated financial data and consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K.
Overview
As of April 30, 2024, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's", "Minit Mart", or "Lone Star Food Store" referred to as "Casey's" or the "Company") throughout 17 states, over half of which are located in Iowa, Missouri, and Illinois.
Approximately 72% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service. As of April 30, 2024, there were a total of 2,658 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of April 30, 2024, 233 store locations offered car washes. In addition, all but eight store locations offer fuel for sale on a self-service basis.
The Company has 73 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count. Approximately 1% of total revenue for the year-ended April 30, 2024 relates to this dealer network.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when the weather is warmer across our footprint and guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The following table represents the roll forward of store growth throughout fiscal 2024:

Store Count
Stores at April 30, 2023	2,521
New store construction	42
Acquisitions	112
Acquisitions not opened	(1)
Prior acquisitions opened	6
Closed	(22)
Stores at April 30, 2024	2,658
For further general descriptive information on the Company’s business and operations, see Item 1, above, which is incorporated herein by reference.
Long-Term Strategic Plan
The Company announced a three-year strategic plan in June 2023 focused on three enterprise objectives: grow store count, accelerate the food business, and enhance operational efficiency, which are enabled by a strong foundation and Team Member experience. The Company's plan was based on building on our proud heritage and distinct advantages, to become more contemporary through new capabilities, technology, data, and processes. We believe this will best position the Company to address rapidly evolving shifts in consumer habits and other macro retail trends.
The Company made significant progress towards its strategic plan goals during the 2024 fiscal year. Some of the key highlights include:
•Grew store count by 154 stores through new store construction and a number of strategic acquisitions
•Entered into our 17th state of Texas
•Diluted earnings per share of $13.43, up 12.8% over the prior year
•Recorded strong prepared food and dispensed beverage growth driven by innovation including thin crust pizza and a refreshed lunch sandwich menu
•Casey's Rewards members grew to 7.9 million at year-end
Fuel Volatility
Since early calendar 2020, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile compared to historical averages. Initially, at the outset of the pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the COVID-19 pandemic, prices began to modestly increase over time. Oil and fuel prices continued to be impacted throughout fiscal 2024 as a result of the ongoing conflict in Ukraine, unrest in the Middle East and economic uncertainty in Western nations. The Company expects similar market volatility to remain throughout the 2025 fiscal year.
In addition, during the past four calendar years, the Company, and the retail fuel industry, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization). Although this has remained relatively consistent since that time, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization) will remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, higher interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's continues its process of implementing an electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 17-state footprint. As of April 30, 2024, the Company has 170 charging stations at 37 stores, across 12 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, almost all of our stores offer fuel with at least 10% of blended ethanol and 43% of our stores offer biodiesel. Every newly built store has the capability to sell renewable fuels, and we aim to continue growing sales of renewable fuels throughout our footprint.
Fiscal 2024 Compared with Fiscal 2023
Total revenue for fiscal 2024 decreased by $231,562 (1.5%) since the prior fiscal year. Prepared food and dispensed beverage revenue increased by $139,040 (10.5%), due to an increase in same-store sales of 6.8% and an increase of approximately 3.7% due to operating 137 more stores than a year ago. The increase in same-store sales was driven by improved sales of hot sandwiches, whole pies, bakery, and dispensed beverages. Grocery and general merchandise revenue increased by $281,617 (8.2%), due to an increase in same-store sales of 3.5% and an increase of approximately 4.7% due to operating 137 more stores than a year ago. The increase in same-store sales was driven by strong sales of non-alcoholic and alcoholic beverages, snacks, and candy. Retail fuel revenue decreased by $625,239 (6.2%) as the average retail price per gallon decreased 11.5%, partially offset by an increase in the number of gallons sold by 156,303 (5.8%) Other revenue decreased $26,980 (9.0%) compared to the prior year, driven primarily by a decrease in total revenue related to the dealer network.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 22.5% of revenue for fiscal 2024 compared with 20.4% for the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (excluding depreciation and amortization) increased to 58.7% of revenue from 56.6% during fiscal 2024 compared to the prior year, an increase of 2.1%, primarily due to softening ingredient costs. Grocery and general merchandise revenue less related cost of goods sold (excluding depreciation and amortization) increased to 34.1% of revenue from 33.6% during fiscal 2024 compared to the prior year, an increase of 0.5%. The current year percentage was positively impacted by increased sales of private label products.
Fuel revenue less related cost of goods sold (excluding of depreciation and amortization) was 11.9% of revenue for fiscal 2024 compared with 10.7% for the prior year. Fuel cents per gallon decreased to 39.5 cents in fiscal 2024 from 40.2 cents in fiscal 2023. The Company sold 25.9 million RINs (renewable identification numbers) for $33,023 during fiscal 2024, compared to the sale of 18.6 million RINs fiscal 2023, which generated $31,656 (see Note 1, below, for a further description of RINs and how they are generated).
Operating expenses increased $168,571 (8.0%) to $2,288,513 in fiscal 2024. In the prior fiscal year, a one-time benefit from the resolution of a legal matter of $15,297 reduced operating expenses by approximately 1%. Approximately 4.5% of the increase is due to operating 137 more stores than the comparable period in the prior year. Total same-store employee expense contributed to approximately 1% of the increase, as the increases in labor rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $36,666 (11.7%) to $349,797 in fiscal 2024, primarily due to operating 137 more stores than a year ago.
Interest, net increased $1,626 (3.1%) to $53,441 in fiscal 2024, primarily due to an increase in finance lease obligations from the prior fiscal year.
The effective tax rate decreased to 23.5% in fiscal 2024 from 24.0% in fiscal 2023. The decrease in the effective tax rate was primarily due to one-time benefits from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the year.
Net income increased by $55,281 (12.4%) to $501,972 in fiscal 2024 from $446,691 in fiscal 2023. The increase was primarily attributable to higher profitability both inside the store and in fuel. This increase was partially offset by higher operating expenses, depreciation and amortization, and income tax expense. See discussion in the paragraphs above for the primary drivers for each of these increases.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2023, filed on June 23, 2023, for comparison of Fiscal 2023 to Fiscal 2022.

COMPANY TOTAL REVENUE AND REVENUE LESS COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) BY CATEGORY

	Years ended April 30,
	2024	2023	2022
Total revenue by category
Prepared food and dispensed beverage	$1,461,600	$1,322,560	$1,204,100
Grocery and general merchandise	3,727,394	3,445,777	3,141,527
Fuel	9,402,071	10,027,310	8,312,038
Other (1)	271,848	298,828	294,929
	$14,862,913	$15,094,475	$12,952,594
Revenue less cost of goods sold (excluding depreciation and amortization) by category
Prepared food and dispensed beverage	$858,295	$748,405	$712,352
Grocery and general merchandise	1,270,527	1,156,451	1,027,477
Fuel	1,116,671	1,074,913	928,868
Other (1)	102,418	92,637	94,017
	$3,347,911	$3,072,406	$2,762,714
(1)The 'Other' category primarily consists of activity related to wholesale fuel revenue from the dealer network and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs.
INDIVIDUAL STORE COMPARISONS (1)

	Years ended April 30,
	2024	2023	2022
Average retail sales	$5,710	$6,064	$5,206
Average retail inside sales (2)	2,037	1,956	1,840
Average revenue less cost of goods sold (excluding depreciation and amortization) on inside sales (2)	801	752	723
Average retail sales of fuel	3,673	4,110	3,366
Average revenue less cost of goods sold (excluding depreciation and amortization) on fuel	445	450	363
Average operating income (3)	473	445	367
Average number of gallons sold	1,102	1,092	1,047

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

SAME STORE SALES BY CATEGORY (1)

	Years ended April 30,
	2024	2023	2022
Prepared food and dispensed beverage	6.8%	7.1%	7.4%
Grocery and general merchandise	3.5%	6.3%	6.3%
Fuel gallons	0.1%	(0.8)%	4.4%

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
The following table contains a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended April 30, 2024, 2023, and 2022, respectively:

	Years ended April 30,
	2024	2023	2022
Net income	$501,972	$446,691	$339,790
Interest, net	53,441	51,815	56,972
Depreciation and amortization	349,797	313,131	303,541
Federal and state income taxes	154,188	140,827	100,938
EBITDA	$1,059,398	$952,464	$801,241
Loss (gain) on disposal of assets and impairment charges	6,414	6,871	(1,201)
Adjusted EBITDA	$1,065,812	$959,335	$800,040
For the year ended April 30, 2024, EBITDA and Adjusted EBITDA increased 11.2% and 11.1%, respectively. The increase was primarily attributable to higher profitability both inside the store and in fuel, which was partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2023, filed on June 23, 2023, for comparison of Fiscal 2023 to Fiscal 2022.

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.
Business Combinations
The Company uses the acquisition method of accounting for transactions meeting the definition of a business combination. The acquisitions are recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date as determined by third party appraisals or internal estimates. The significant assets acquired include buildings, equipment, and land. The Company primarily values buildings and equipment using the cost method and land using comparable land sales. The purchase price is determined based upon the fair value of consideration transferred to the seller. Fair values are typically determined using Level 3 inputs (see Note 3 to the consolidated financial statements). Given these estimates often are based upon unobservable inputs, the estimates require significant judgment when determining the overall value and actual results could differ from the estimates originally established. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. During a one-year period from the acquisition date, amounts are allowed to be provisional for areas that are expected to be adjusted to their final amounts during the measurement period. These provisional adjustments are for when the buyer obtains additional information about the facts and circumstances that existed as of the acquisition date. Subsequent adjustments recorded to provisional balances within the measurement period are recorded in the period in which the adjustment is identified. Acquisition-related transaction costs are recognized in operating expenses as incurred.
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
Long-lived Assets
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3 to the consolidated financial statements). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $4,057 in fiscal 2024, $3,500 in fiscal 2023, and $1,056 in fiscal 2022. Impairment charges are a component of operating expenses.
Self-insurance
The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year-end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $57,369 and $61,168 for the years ended April 30, 2024 and 2023, respectively.
Recent Accounting Pronouncements
Refer to Note 1 of the consolidated financial statements for a description of new accounting pronouncements applicable to the Company.

Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. The Company finances our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2024, the Company’s ratio of current assets to current liabilities was 0.87 to 1. The ratio at April 30, 2023 and 2022 was 0.99 to 1 and 0.80 to 1, respectively. The decrease in the ratio from the prior year is primarily attributable to a decrease in cash and cash equivalents as a result of increased acquisition related activity, as well as share repurchases during fiscal 2024.
We believe our current $850,000 committed unsecured revolving credit facility, our $50,000 unsecured bank line of credit, current cash and cash equivalents, and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $892,953 for the year ended April 30, 2024, compared to $881,951 for the year ended April 30, 2023, an increase of $11,002. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (excluding depreciation and amortization) of $275,505, offset by an increase in operating expenses of approximately $168,571 and an increase in cash paid for taxes of approximately $14,602. The increase in cash paid for taxes was primarily attributable to applying a higher outstanding income tax receivable to reduce our estimated tax payments for fiscal 2023, compared to fiscal 2024. Refer to “Fiscal 2024 Compared with Fiscal 2023” starting on page 20 for further details on the primary drivers for the changes in revenue, cost of goods sold, and operating expenses. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. The increase in operating cash flows, compared to the prior year, was partially offset by a reduction of operating cash flows of $51,644 due to the increased purchases of inventory, primarily attributable to store growth, and a reduction of operating cash flows of $18,727 primarily due to the timing of vendor rebate payments.
Cash used in investing activities increased $280,322. During fiscal 2024, the Company expended $852,036 for purchases of property and equipment and payments for acquisitions compared to $562,137 for fiscal 2023 related to these activities. The increase in cash used in investing activities was largely attributable to an increase in acquisition related activity compared to the prior year (see Note 2 for further discussion). Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Cash used in financing increased $123,058, primarily due to the repurchase and retirement of common stock under our share repurchase program for a total of $104,898 in fiscal 2024.

As of April 30, 2024, we had long-term debt and finance lease obligations consisting of:

Finance lease liabilities (Note 7)	$101,818
3.67% Senior Notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	111,000
3.75% Senior Notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	37,000
3.65% Senior Notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior Notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior Notes (Series E) due June 13, 2025	150,000
3.77% Senior Notes (Series F) due August 22, 2028	250,000
2.85% Senior Notes (Series G) due August 7, 2030	325,000
2.96% Senior Notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	237,500
Debt issuance costs	(1,379)
$1,635,939
Less current maturities	53,181
$1,582,758
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
Amounts borrowed under the term loan facility bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The applicable margins are dependent upon the Company's quarterly Consolidated Leverage Ratio, as defined in the credit agreement dated April 21, 2023. We have the right at any time to prepay all or a portion of the outstanding balance without premium or penalty, other than customary “breakage” costs with respect to Term SOFR-based borrowings, with prior notice given.

To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of debt or other bank financing, and existing cash. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, our $850,000 committed unsecured revolving credit facility, our additional $50,000 unsecured bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.
The table below presents our significant contractual obligations, including interest, at April 30, 2024:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$1,757,829	$86,778	$337,269	$592,118	$741,664
Finance lease obligations	144,383	12,942	25,934	17,800	87,707
Operating lease obligations	180,543	9,297	18,341	18,176	134,729
Deferred compensation	11,652	—	—	—	—
Total	$2,094,407	$109,017	$381,544	$628,094	$964,100
(1)The long-term debt portion of the table above excludes interest payments related to the Company's term loan facility, due to the variable nature of the required interest payments.
Included in other long-term liabilities on our consolidated balance sheet at April 30, 2024, was a $10,895 obligation for deferred compensation. As the specific payment dates for a portion of the deferred compensation outstanding are unknown due to the unknown retirement dates of many of the participants, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table. However, known payments of $6,669 are scheduled over the next 5 years, which includes $757 recognized in current liabilities as of April 30, 2024.

Forward-Looking Statements
This Form 10-K, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflict in Ukraine on our business.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely above in Item 1A entitled “Risk Factors”:
Business Operations; Our business and our reputation could be adversely affected by a cyber or data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy; food-safety issues and foodborne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; we may be adversely impacted by increases in the cost of food ingredients and other related costs; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we could be adversely affected if we experience difficulties in, or are unable to recruit, hire or retain, members of our leadership team and other distribution, field and store Team Members; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results; we rely on our information technology systems, and a number of third-party software providers, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business; increased credit card expenses could lead to higher operating expenses and other costs for the Company; our operations present hazards and risks which may not be fully covered by insurance, if insured; the dangers inherent in the storage and transport of fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities; consumer or other litigation could adversely affect our financial condition and results of operations; pandemics or disease outbreaks, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results; and, covenants in our Senior Notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests and the failure to comply with these requirements could have a material impact to us.
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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of April 30, 2024, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.3 million on interest expense.
We do, from time to time, participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchase and sale exclusions under the applicable accounting guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casey's General Stores, Inc. and subsidiaries (the Company) as of April 30, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 24, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over merchandise inventory quantities at store locations
As discussed in Note 1 to the consolidated financial statements, the Company held $306,783 thousand of merchandise inventory as of April 30, 2024, the majority of which was held at 2,658 store locations. The Company’s processes to track and determine store merchandise inventory quantities involves the interaction of information technology (IT) systems. We identified the evaluation of the sufficiency of audit evidence obtained related to the quantities of merchandise inventory at store locations as a critical audit matter. Evaluating the sufficiency of audit evidence over quantities of merchandise inventory at store locations required challenging auditor judgment to determine the nature and extent of procedures to be performed over the quantity of merchandise inventory, including determining the number of store locations visited, and also the need to involve IT professionals with specialized skills and knowledge due to the interaction of IT systems that track and record merchandise inventory quantities by store location.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over quantities of merchandise inventory at store locations by evaluating:
•homogeneity of the locations
•historical locations visited and results of prior physical counts
•the Company’s merchandise inventory count results, including results of monitoring and compliance with the count program by store location.
We evaluated the design and tested the operating effectiveness of certain internal controls related to the quantity of merchandise inventory held at store locations, including certain controls related to the Company’s merchandise inventory count process. We involved IT professionals with specialized skills and knowledge who assisted in testing certain IT application controls, as well as certain controls related to access to programs and data, program changes, interfaces, and computer operations that support the various IT systems involved in tracking and recording merchandise inventory quantities by store location. We tested the existence and completeness of merchandise inventory by counting inventory quantities on a sample basis through store location visits during the year to evaluate the Company’s inventory records. In addition, we evaluated the overall sufficiency of audit evidence obtained over the quantities of merchandise inventory at store locations.
/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Des Moines, Iowa
June 24, 2024

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Casey's General Stores, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated June 24, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Des Moines, Iowa
June 24, 2024

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$206,482	$378,869
Receivables	151,793	120,547
Inventories	428,722	376,085
Prepaid expenses	25,791	22,107
Income taxes receivable	17,066	23,347
Total current assets	829,854	920,955
Property and equipment, at cost
Land	1,281,408	1,151,812
Buildings and leasehold improvements	3,003,191	2,629,795
Machinery and equipment	3,052,798	2,783,802
Finance lease right-of-use assets	106,837	99,764
Construction in process	109,048	169,796
	7,553,282	6,834,969
Less accumulated depreciation and amortization	2,883,925	2,620,149
Net property and equipment	4,669,357	4,214,820
Other assets, net of amortization	195,559	192,153
Goodwill	652,663	615,342
Total assets	$6,347,433	$5,943,270
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt and finance lease obligations	$53,181	$52,861
Accounts payable	569,527	560,546
Accrued expenses
Wages and related taxes	95,821	78,791
Property taxes	54,009	51,109
Insurance accruals	27,323	28,856
Other	153,605	154,962
Total current liabilities	953,466	927,125
Long-term debt and finance lease obligations, net of current maturities	1,582,758	1,620,513
Deferred income taxes	596,850	543,598
Insurance accruals, net of current portion	30,046	32,312
Other long-term liabilities	168,932	159,056
Total liabilities	3,332,052	3,282,604
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 37,008,488 and 37,263,248 shares issued and outstanding at April 30, 2024 and 2023, respectively	27,453	110,037
Retained earnings	2,987,928	2,550,629
Total shareholders’ equity	3,015,381	2,660,666
Total liabilities and shareholders’ equity	$6,347,433	$5,943,270
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2024	2023	2022
Total revenue	$14,862,913	$15,094,475	$12,952,594
Cost of goods sold (excluding depreciation and amortization, shown separately below)	11,515,002	12,022,069	10,189,880
Operating expenses	2,288,513	2,119,942	1,961,473
Depreciation and amortization	349,797	313,131	303,541
Interest, net	53,441	51,815	56,972
Income before income taxes	656,160	587,518	440,728
Federal and state income taxes	154,188	140,827	100,938
Net income	$501,972	$446,691	$339,790
Net income per common share
Basic	$13.51	$11.99	$9.14
Diluted	$13.43	$11.91	$9.10

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2021	36,949,878	$58,951	$1,873,728	$1,932,679
Net income	—	—	339,790	339,790
Dividends declared ($1.39 per share)	—	—	(52,092)	(52,092)
Exercise of stock options	3,000	133	—	133
Share-based compensation (net of tax withholding on employee share-based awards)	158,789	20,328	—	20,328
Balance at April 30, 2022	37,111,667	79,412	2,161,426	2,240,838
Net income	—	—	446,691	446,691
Dividends declared ($1.52 per share)	—	—	(57,488)	(57,488)
Share-based compensation (net of tax withholding on employee share-based awards)	151,581	30,625	—	30,625
Balance at April 30, 2023	37,263,248	110,037	2,550,629	2,660,666
Net income	—	—	501,972	501,972
Dividends declared ($1.72 per share)	—	—	(64,673)	(64,673)
Repurchase of common stock	(392,290)	(105,451)	—	(105,451)
Share-based compensation (net of tax withholding on employee share-based awards)	137,530	22,867	—	22,867
Balance at April 30, 2024	37,008,488	$27,453	$2,987,928	$3,015,381
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2024	2023	2022
Cash flows from operating activities
Net income	$501,972	$446,691	$339,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349,797	313,131	303,541
Amortization of debt issuance costs	1,111	1,789	2,527
Change in excess replacement cost over LIFO inventory valuation	12,499	24,231	21,573
Share-based compensation	41,379	47,024	37,976
Loss (gain) on disposal of assets and impairment charges	6,414	6,871	(1,201)
Deferred income taxes	53,252	23,126	82,721
Changes in assets and liabilities:
Receivables	(31,246)	(12,519)	(33,025)
Inventories	(51,785)	(141)	(98,303)
Prepaid expenses	(3,684)	(4,248)	(6,376)
Accounts payable	(8,731)	(9,483)	165,893
Accrued expenses	14,387	20,292	23,574
Income taxes	5,112	20,652	(35,716)
Other, net	2,476	4,535	(14,233)
Net cash provided by operating activities	892,953	881,951	788,741
Cash flows from investing activities
Purchase of property and equipment	(522,004)	(476,568)	(326,475)
Payments for acquisitions of businesses, net of cash acquired	(330,032)	(85,569)	(901,638)
Proceeds from sales of property and equipment	26,680	17,103	70,118
Net cash used in investing activities	(825,356)	(545,034)	(1,157,995)
Cash flows from financing activities
Proceeds from long-term debt	—	—	450,000
Payments of long-term debt and finance lease obligations	(53,656)	(40,970)	(188,537)
Payment of debt issuance costs	—	(3,940)	(1,149)
Proceeds from exercise of stock options	—	—	133
Payments of cash dividends	(62,918)	(55,617)	(51,212)
Repurchase of common stock	(104,898)	—	—
Tax withholdings on employee share-based awards	(18,512)	(16,399)	(17,648)
Net cash (used in) provided by financing activities	(239,984)	(116,926)	191,587
Net (decrease) increase in cash and cash equivalents	(172,387)	219,991	(177,667)
Cash and cash equivalents at beginning of year	378,869	158,878	336,545
Cash and cash equivalents at end of year	$206,482	$378,869	$158,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for interest, net of amount capitalized	$63,449	$56,799	$54,499
Cash paid for income taxes, net	105,000	90,398	49,565
Noncash investing and financing activities
Purchased property and equipment in accounts payable	45,617	27,905	46,659
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations: Casey’s General Stores, Inc. and its subsidiaries (collectively referred to as the "Company") operate 2,658 convenience stores in 17 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
Receivables: Receivables are primarily comprised of balances outstanding from credit card companies which are not processed within three days and balances outstanding from vendor rebates. The Company records credit card receivables at the time of the related sale to the guest. Vendor rebates are recorded based upon the applicable agreements. Uncollectible accounts were immaterial during the periods presented. Below is a summary of the receivable values at April 30, 2024 and 2023:

	Years ended April 30,
	2024	2023
Vendor rebates	$87,423	$54,979
Credit cards	35,455	46,851
Other	28,915	18,717
Total receivables	$151,793	$120,547
Inventories and cost of goods sold: Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel inventories, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
The excess of replacement cost over the stated LIFO value was $151,461 and $138,962 at April 30, 2024 and 2023, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2024 and 2023:

	Years ended April 30,
	2024	2023
Fuel	$121,939	$115,095
Merchandise	306,783	260,990
Total inventories	$428,722	$376,085
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

Capitalized software implementation costs: The Company capitalizes expenditures related to the implementation of software-as-a-service as incurred. These costs are expensed on a straight-line basis within operating expenses, typically over the contractual life of the related software. The useful lives utilized for capitalized software implementation costs range from 2-13 years. As of April 30, 2024 and 2023, the Company had recognized $37,619 and $42,495 of capitalized software implementation costs, respectively. The outstanding balance is recognized in other assets, net of amortization on the consolidated balance sheets. The Company has recognized amortization of $14,108 in fiscal 2024, $12,302 in fiscal 2023 and $9,449 in fiscal 2022 within operating expenses on the consolidated statements of income.
Goodwill: As of April 30, 2024 and 2023, there was $652,663 and $615,342 of goodwill recognized, respectively. Goodwill is tested for impairment at least annually. The Company used a qualitative approach to assess the recoverability of goodwill at year-end. Management’s analysis of recoverability completed as of the fiscal year-end indicated no evidence of impairment for the years ended April 30, 2024, 2023, and 2022.
Contractual customer relationships: As the result of a prior acquisition, the Company recognized approximately $31,100 of contractual customer relationships. These assets were valued using the multi-period excess earnings method. The contractual customer relationships are amortized on a straight-line basis over a useful life of 15 years and are included within other assets, net of amortization in the consolidated balance sheets as of April 30, 2024. As of April 30, 2024 and 2023, the Company has recognized $24,880 and $26,953 of contractual customer relationships, which was net of accumulated amortization of $6,220 and $4,147, respectively. The Company expects to recognize $2,073 of annual amortization expense related to contractual customer relationships over the next 5 years.
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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is typically based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company, is generally on a store-by-store basis. The Company incurred impairment charges of $4,057 in fiscal 2024, $3,500 in fiscal 2023, and $1,056 in fiscal 2022. Impairment charges are recognized as a component of operating expenses.
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
Revenue recognition: The Company recognizes retail sales of prepared food and dispensed beverage, grocery and general merchandise, fuel and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the consolidated statements of income.

A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of April 30, 2024 and 2023, the Company recognized a contract liability of $52,934 and $55,561, respectively, related to the outstanding Casey's Rewards program, which is included in other accrued expenses on the consolidated balance sheets. During fiscal 2024, the digital box top program was discontinued and outstanding digital box tops were converted to points.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of April 30, 2024 and 2023, the Company recognized a liability of $17,985 and $17,463, respectively, related to outstanding gift cards, which is included in other accrued expenses on the consolidated balance sheets.
Net income per common share: Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding during each of the years. Unvested shares under equity awards are treated as common shares within the basic earnings per share calculation when a recipient has met certain requirements in the award agreement. For example, if retirement provisions are satisfied which allow a recipient to avoid forfeiture of the award upon a normal retirement from the Company, it is included in the basic earnings per share calculation. The calculation of diluted earnings per share treats unvested restricted stock units with time-based restrictions as potential common shares. The diluted earnings per share calculation does not take into effect any shares that have not met performance or market conditions as of the reporting period.
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
The discounted liability was $39,954 and $36,978 at April 30, 2024 and 2023, respectively, and is recorded in other long-term liabilities on the consolidated balance sheets.
Self-insurance: The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined using actuarial methods at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of the claim liability include the loss development factors, which includes the development time frame and settlement patterns, and expected loss rates, which includes litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves was $57,369 and $61,168 as of April 30, 2024 and 2023, respectively. See additional discussion in Note 10.
Environmental remediation liabilities: The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. At April 30, 2024 and 2023 we had an accrued liability of $299 and $268, respectively, which is recorded in other accrued expenses on the consolidated balance sheets.
Derivative instruments: There were no options or futures contracts as of or during the years ended April 30, 2024, 2023, or 2022. From time to time, we participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchases and sale exclusions within the applicable accounting guidance.
Share-based compensation: Share-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the consolidated statements of income over the vesting period of the award, adjusted for certain retirement provisions. Forfeitures are recognized as they occur. Additionally, certain awards include performance and market conditions. Performance-based awards are based on either the achievement of a three-year average return on invested capital (ROIC) or three-year cumulative earnings before interest, income taxes, depreciation, and amortization (EBITDA). For these awards, share-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. Additionally, if the Company's relative total shareholder return over the performance period is in the bottom or top quartile of the companies comprising the S&P 500, the performance-based shares included will be adjusted downward by 25%, or upward by 25%, respectively (the "TSR Modifier"). The fair value of these awards is determined using a Monte Carlo simulation as of the date of the grant. For the market-based portion of these awards, the share-based compensation expense will not be adjusted should the target awards vary from actual awards.

Segment reporting: As of April 30, 2024, we operated 2,658 stores in 17 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of prepared food and dispensed beverage, grocery and general merchandise, and fuel because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenue and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Recent accounting pronouncements:
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). The standard included guidance related to supplier finance programs and requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. The new standard was effective for the Company beginning May 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
2. ACQUISITIONS
Current Period Acquisitions
During the year ended April 30, 2024, the Company acquired 112 stores through a variety of transactions, pursuant to the terms and conditions of the individual asset purchase agreements. The majority of these acquisitions meet the criteria to be considered business combinations. The purchase price for each transaction was paid in cash upon closing using available cash on hand.
The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date as determined by third party appraisals or internal estimates. Fair values were determined using Level 3 inputs, which are unobservable inputs that are not corroborated by market data. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill if the acquisition is considered to be a business combination. Goodwill of $37,321 was recognized as the result of the current period acquisitions and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. Almost all of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Acquisition-related transaction costs are recognized as period costs as incurred. The Company incurred total acquisition-related transaction costs of $8,920 for fiscal 2024 which are recorded within operating expenses on the consolidated statements of income.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the majority of other assets, leases and property and equipment acquired.

Assets acquired:
Inventories	$13,351
Property and equipment	279,396
Finance lease right-of-use assets	3,194
Operating lease right-of-use assets	7,201
Other assets	2,137
Goodwill	37,321
Total assets	$342,600
Liabilities assumed:
Accrued expenses and other long-term liabilities	$982
Finance lease liabilities	5,004
Operating lease liabilities	7,041
Total liabilities	13,027
Net assets acquired and total consideration paid	$329,573
Payments for acquisition of businesses, net of cash acquired, on the consolidated statements of cash flows includes payments made for acquisitions that are closing shortly after the year-end. Such payments are not included in the total consideration paid in the table above, as those acquisitions have not yet closed as of the end of the year.
The Company recognized approximately $237,529 of revenue related to the acquired locations in the consolidated statements of income for the year ended April 30, 2024. The amount of net income related to the acquired locations was not material for the year ended April 30, 2024.
Pro Forma Information
The following unaudited pro forma information presents a summary of our consolidated statements of income as if the transactions referenced above occurred at the beginning of fiscal 2023 (amounts in thousands, except per share data):

	For the year ended April 30,
	2024	2023
Total revenue	$15,228,497	$15,799,468
Net income	$521,630	$457,671
Net income per common share
Basic	$14.04	$12.28
Diluted	$13.96	$12.20
Prior Period Acquisitions
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

Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2023, was as follows (in thousands):

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
Long-term debt: The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances which are considered Level 2 inputs. The fair value of the Company’s long-term debt was approximately $1,375,000 and $1,437,000 at April 30, 2024 and 2023, respectively. The fair value calculated excludes finance lease obligations of $101,818 and $95,072 outstanding at April 30, 2024 and 2023, respectively, which are grouped with long-term debt on the consolidated balance sheets.
Credit Agreement
In the prior fiscal year, the Company entered into a credit agreement for (a) a $250 million unsecured term loan (the “Term Loan Facility”) and (b) an $850 million unsecured revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Term Loan Facility was used to refinance the Company's previous term loan under a prior credit agreement, and to pay fees and expenses in connection therewith. The Revolving Facility is available for working capital and other general corporate purposes of the Company and its subsidiaries.
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
The outstanding principal balance on the Term Loan Facility is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September, and December, with the balance of the Credit Facilities due on April 21, 2028. The credit agreement contains an expansion option permitting the Company to request an increase of either of the Credit Facilities from time to time not to exceed the greater of (a) $900 million and (b) 100% of Consolidated EBITDA (as defined in the credit agreement) of the Company for the four most recently completed fiscal quarters, from the lenders or other financial institutions acceptable to the Company and the administrative agent, upon the satisfaction of certain conditions, including the consent of the lenders whose commitments would increase.
The Company had $0 outstanding on the Revolving Facility at April 30, 2024 and 2023, and $237,500 and $250,000 outstanding on the Term Loan Facility at April 30, 2024 and 2023, respectively.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of April 30, 2024, the availability under the Bank Line is encumbered by letters of credits totaling $308. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at April 30, 2024 and 2023. The Bank Line is due upon demand.
The carrying amount of the Company’s long-term debt and finance lease obligations by issuance is as follows:

	As of April 30,
	2024	2023
Finance lease liabilities (Note 7)	$101,818	$95,072
3.67% Senior Notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	111,000	135,000
3.75% Senior Notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	37,000	45,000
3.65% Senior Notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	50,000
3.72% Senior Notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	50,000
3.51% Senior Notes (Series E) due June 13, 2025	150,000	150,000
3.77% Senior Notes (Series F) due August 22, 2028	250,000	250,000
2.85% Senior Notes (Series G) due August 7, 2030	325,000	325,000
2.96% Senior Notes (Series H) due August 6, 2032	325,000	325,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	237,500	250,000
Debt issuance costs	(1,379)	(1,698)
	$1,635,939	$1,673,374
Less current maturities	53,181	52,861
	$1,582,758	$1,620,513
Interest, net on the consolidated statements of income is net of interest income of $11,736, $7,823, and $48 for the years ended April 30, 2024, 2023, and 2022, respectively. Interest, net is also net of interest capitalized of $3,363, $3,631, and $2,031 during the years ended April 30, 2024, 2023, and 2022, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2024, the Company was in compliance with all such operating and financial covenants.
Listed below are the aggregate maturities of long-term debt, excluding finance lease obligations (refer to Note 7 for future minimum payments under finance leases), for the 5 years commencing May 1, 2024 and thereafter:

Years ended April 30,
2025	$44,500
2026	204,500
2027	60,500
2028	248,000
2029	286,000
Thereafter	692,000
$1,535,500
4. PREFERRED AND COMMON STOCK
Preferred stock: The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares of preferred stock have been issued.
Common stock: The Company currently has 120,000,000 authorized shares of common stock.
Stock incentive plans: The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At April 30, 2024, there were 1,135,976 shares available for grant under the 2018 Plan.
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
The following table presents a summary of our RSU activity during the three-year period ended April 30, 2024. At April 30, 2024, there were no stock options outstanding.

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
Unvested at April 30, 2021	646,920
Granted	154,278	$219
Vested	(242,955)
Forfeited	(30,055)
Performance Award Adjustments	(1,794)
Unvested at April 30, 2022	526,394
Granted	165,024	218
Vested	(233,533)
Forfeited	(40,773)
Performance Award Adjustments	133,728
Unvested at April 30, 2023	550,840	212
Granted	142,865	238
Vested	(219,752)	195
Forfeited	(17,534)	224
Performance Award Adjustments	35,443	246
Unvested at April 30, 2024	491,862	$229
Total share-based compensation costs recorded for employees and non-employee board members for the restricted stock unit awards for the years ended April 30, 2024, 2023 and 2022 were $41,379, $47,024, and $37,976, respectively. As of April 30, 2024, there was $38,910 of total unrecognized compensation costs related to the 2018 Plan for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2027, with a weighted average remaining term of 1.0 year. The fair value of restricted stock unit awards vested for the years ended April 30, 2024, 2023 and 2022 were $49,631, $46,943, and, $51,046, respectively, as of the applicable vest date.
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. During fiscal 2024, the Company repurchased and retired 392,290 shares of our common stock under our share repurchase program for a total of $104.9 million, excluding fees, commissions and other costs. As of April 30, 2024, $295.1 million remained available for future purchases under this share repurchase program.

5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2024	2023	2022
Basic
Net income	$501,972	$446,691	$339,790
Weighted average shares outstanding-basic	37,164,022	37,266,851	37,158,898
Basic earnings per common share	$13.51	$11.99	$9.14
Diluted
Net income	$501,972	$446,691	$339,790
Weighted-average shares outstanding-basic	37,164,022	37,266,851	37,158,898
Plus effect of stock options and restricted stock units	206,284	252,844	197,800
Weighted-average shares outstanding-diluted	37,370,306	37,519,695	37,356,698
Diluted earnings per common share	$13.43	$11.91	$9.10
6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2024	2023	2022
Current tax expense:
Federal	$78,542	$95,336	$4,382
State	22,394	22,365	13,835
	100,936	117,701	18,217
Deferred tax expense	53,252	23,126	82,721
Total income tax expense	$154,188	$140,827	$100,938

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2024	2023
Deferred tax assets:
Accrued liabilities and reserves	$9,075	$7,031
Deferred revenue	15,222	15,565
Accrued bonus compensation	10,272	9,361
Workers compensation	11,281	11,500
Operating and finance lease obligations	55,739	52,464
Asset retirement obligations	10,036	9,404
Deferred compensation	2,909	3,242
Equity compensation	8,018	8,305
State net operating losses and tax credits	2,568	1,807
Other	4,523	3,551
Total gross deferred tax assets	129,643	122,230
Less valuation allowance	550	250
Total net deferred tax assets	129,093	121,980
Deferred tax liabilities:
Property and equipment depreciation	(667,680)	(617,154)
Goodwill	(52,900)	(43,900)
Other	(5,363)	(4,524)
Total gross deferred tax liabilities	(725,943)	(665,578)
Net deferred tax liability	$(596,850)	$(543,598)
At April 30, 2024, the Company had net operating loss carryforwards for state income tax purposes of $126,681, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2031. In addition, the Company had state tax credit carryforwards of $2,319, which begin to expire in 2027.
The valuation allowance for state net operating loss and state tax credit deferred tax assets as of April 30, 2024 and 2023 was $550 and $250, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2024	2023	2022
Income taxes at the statutory rates	21.0%	21.0%	21.0%
Federal tax credits	(1.0)%	(1.3)%	(1.8)%
State income taxes, net of federal tax benefit	3.7%	4.0%	3.8%
Impact of phased-in state law changes, net of federal benefit	(1.0)%	(0.4)%	(0.8)%
ASU 2016-09 benefit (share-based compensation)	(0.1)%	(0.3)%	(1.0)%
Nondeductible executive compensation	0.9%	1.1%	1.2%
Other	—%	(0.1)%	0.5%
	23.5%	24.0%	22.9%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $10,747 and $10,957 in gross unrecognized tax benefits at April 30, 2024 and 2023, respectively, which is recorded in other long-term liabilities in the consolidated balance sheets. Of this amount, $8,490 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits decreased $210 during the twelve months ended April 30, 2024, due primarily to the expiration of certain statute of limitation exceeding the increase associated with income tax filing positions for the current year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023
Beginning balance	$10,957	$10,259
Additions based on tax positions related to current year	2,570	2,867
Reductions due to lapse of applicable statute of limitations	(2,780)	(2,169)
Ending balance	$10,747	$10,957
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $350 and $386 at April 30, 2024 and 2023, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month periods ended April 30, 2024 and 2023 was an decrease in tax expense of $36 and an increase in tax expense of $15, respectively.
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
At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $2,000 during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for the tax years 2020 and forward. Tax years 2019 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.
7. LEASES
The Company is a lessee in situations where we lease property and equipment, most commonly land, building or store equipment, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. In both situations, leases are reported in accordance with ASC 842 - Leases. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. The Company records operating lease liabilities in other accrued expenses and other long-term liabilities and records finance lease liabilities within current maturities of long-term debt and finance lease obligations and long-term debt and finance lease obligations on the consolidated balance sheets. All lessor related activity is considered immaterial to the consolidated financial statements.
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
Lease right-of-use assets outstanding as of April 30, 2024 and 2023 consisted of the following:

		Years ended April 30,
	Classification	2024	2023
Finance lease right-of-use assets	Net property and equipment	$83,714	$79,344
Operating lease right-of-use assets	Other assets, net of amortization	115,819	107,994
The summary of lease-related costs included on the consolidated statements of income is included below:

	Years ended April 30,
	2024	2023	2022
Operating lease cost	$10,174	$9,346	$6,721
Finance lease cost:
Amortization of right-of-use assets	$10,417	$5,882	$4,489
Interest on lease liabilities	4,491	2,966	2,337
The summary of cash paid for amounts included in the measurement of liabilities included on the consolidated statements of cash flows and supplementary cash flow information are included below:

	Years ended April 30,
	2024	2023	2022
Operating cash flows required by operating leases	$8,693	$7,725	$5,468
Operating cash flows required by finance leases	4,491	2,966	2,337
Financing cash flows required by finance leases	9,156	5,345	4,162

Right-of-use assets obtained in exchange for new finance lease liabilities	$17,626	$25,166	$52,525
Right-of-use assets obtained in exchange for new operating lease liabilities	14,646	14,642	87,723
Weighted average remaining lease terms and weighted average discount rates on outstanding leases were as follows:

	April 30,
	2024	2023
Weighted-average remaining lease-term - finance lease	15.4	15.1
Weighted-average remaining lease-term - operating lease	19.1	19.8

Weighted-average discount rate - finance lease	4.77%	4.40%
Weighted-average discount rate - operating lease	4.91%	4.33%
Future minimum payments under the finance leases and operating leases consisted of the following at April 30, 2024:

Years ended April 30,	Finance leases	Operating leases
2025	$12,942	$9,297
2026	12,964	9,194
2027	12,970	9,147
2028	11,601	9,127
2029	6,199	9,049
Thereafter	87,707	134,729
Total minimum lease payments	$144,383	$180,543
Less amount representing interest	42,565	65,374
Present value of net minimum lease payments	$101,818	$115,169
Effective during the third quarter of fiscal year 2020, Casey’s Marketing Company, and the City of Joplin, Missouri (“Joplin”) entered into an agreement in which Joplin agreed to issue up to $51,400 of taxable industrial development revenue bonds for the purpose of acquiring, constructing, improving, purchasing, equipping and installing a warehouse and distribution facility, which has been completed and is currently being used by the Company. As the title of the development was transferred to Joplin and the Company is subsequently leasing the related asset from Joplin, we have accounted for the transaction under the sale-and-leaseback guidance included in ASC 842-40. We have a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the assets to Joplin from being recognized as a sale. Accordingly, we have not recognized any gain or loss related to the transfer. Furthermore, we have not derecognized the transferred assets and continue to recognize them in property and equipment on the consolidated balance sheets. The Company has the right and intends to set-off any obligations to make payments under the lease, with proceeds due from the industrial revenue bonds. As of April 30, 2024, we have recognized the full amount of bonds available as property and equipment on the consolidated balance sheets related to this agreement.

8. BENEFIT PLAN
The Company provides Team Members with a defined contribution 401(k) Plan. The 401(k) Plan is available to all Team Members who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on Team Member contributions. Contributions to the 401(k) Plan were $14,262, $11,765, and $10,983 for the years ended April 30, 2024, 2023, and 2022, respectively.
On April 30, 2024 and 2023, 715,328 and 751,339 shares of common stock, respectively, were held by the trustee of the 401(k) Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) Plan are treated as outstanding in the computation of net income per common share.
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
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2024 and 2023 of approximately $299 and $268, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled McColley v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015, to the present. On March 31, 2021, the Court granted conditional certification, and to-date, approximately 1,400 current and/or former Store Managers remain opted-in to participate in the McColley lawsuit. The Company is also named in a related lawsuit filed in the Southern District of Illinois, titled Kessler v. Casey’s Marketing Company, et al., with substantially the same allegations and seeking the same relief, but instead for the plaintiff and all similarly situated Store Managers located in the state of Illinois from December 19, 2019, to the present. On October 13, 2023, the Court approved conditional certification, and to-date, approximately 550 current and/or former Store Managers remain opted-in to participate in the Kessler lawsuit. Discovery in both cases is currently underway. The Company believes that adequate provisions have been made for probable losses related to these matters, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend these matters.
In 2023, the Company received a $15,297 one-time payment from the resolution of a legal matter. These proceeds were recognized as a reduction to operating expenses in the consolidated statements of income.
At April 30, 2024, the Company was primarily self-insured for workers’ compensation claims in all but two states of its operating territory. In North Dakota and Ohio, the Company is required to participate in an exclusive, state managed fund for all workers compensation claims. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $2,000 for auto liability and $1,000 for general liability and workers' compensation. Additionally, the Company is self-insured for its portion of Team Member medical expenses. At April 30, 2024 and 2023, the Company had $57,369 and $61,168, respectively, accrued for estimated claims relating to self-insurance, the majority of which has been actuarially determined.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2024.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2024.
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

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Information about our Executive Officers", “Executive Compensation”, and "The Board of Directors and Its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2024, and used in connection with the Company’s 2024 Annual Meeting of Shareholders are hereby incorporated by reference.
The Company has adopted a Financial Code of Ethics applicable to its Chief Executive Officer and other senior financial officers. In addition, the Company has adopted a general code of business conduct (known as the Code of Conduct and Ethics) for its directors, officers, and all Team Members. The Financial Code of Ethics, the Code of Conduct and Ethics, and other Company governance materials are available under the Investor Relations-Governance link of the Company website located at www.caseys.com. In the event of any amendments to, or waivers of, the Financial Code of Ethics or the Code of Conduct and Ethics, any required disclosure will be posted to our website. To date, there have been no waivers of the Financial Code of Ethics or the Code of Conduct and Ethics. Shareholders may obtain copies of any of these corporate governance documents free of charge by downloading from the Web site or by writing to the Corporate Secretary at the address on the cover of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "The Board of Directors and Its Committees”, “Compensation Committee Report", “Compensation Committee Interlocks and Insider Participation in Compensation Decisions”, “Executive Compensation,” “CEO Pay Ratio”, "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2024, and used in connection with the Company’s 2024 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2024, and used in connection with the Company’s 2024 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2024, and used in connection with the Company’s 2024 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2024, and used in connection with the Company’s 2024 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as a part of this report on Form 10-K:

a.The following financial statements are included herewith:
Reports of Independent Registered Public Accounting Firm (PCAOB ID 185)
Consolidated Balance Sheets, April 30, 2024 and 2023
Consolidated Statements of Income, Three Years Ended April 30, 2024
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2024
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2024
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

4.9	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Promissory Note delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated June 1, 2023 (incorporated by reference to exhibit 10.1 to Form 8-K as filed June 6, 2023)

10.2
Credit Agreement, dated as of April 21, 2023, by and among Casey’s General Stores, Inc. Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K as filed April 26, 2023)

10.3*	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 19, 2019)

10.4*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated September 25, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K as filed June 26, 2020)

10.5*
Employment Agreement, dated May 31, 2019, between the Company and Darren M. Rebelez (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 6, 2019)

10.6*	Amended and Restated Employment Agreement, dated July 25, 2022, between the Company and Darren M. Rebelez (incorporated by reference to Exhibit 10.1 to Form 8-K as filed July 29, 2022)

10.7*
Employment Agreement, dated May 12, 2020, between the Company and Stephen P. Bramlage, Jr. (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.8*
Employment Agreement, dated May 8, 2020, between the Company and Ena Williams Koschel (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.9*	Casey's General Stores, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Form 8-K as filed September 10, 2018)

10.10*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed September 10, 2018)

10.11*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY21-FY24 Awards) (incorporated by reference to Exhibit 10.32 to Form 10-Q as filed September 8, 2020)

10.12*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY24 Awards for Darren M. Rebelez) (incorporated by reference to Exhibit 10.18 to Form 10-K as filed June 23, 2023)

10.13*	Form of Restricted Stock Units Agreement (LTI Awards to Officers – Time-Based RSUs) under 2018 Stock Incentive Plan (FY25 Awards)

10.14*	Form of Restricted Stock Units Agreement (LTI Awards to Officers – Time-Based RSUs) under 2018 Stock Incentive Plan (FY25 Awards for Darren M. Rebelez)

10.15*	Form of Restricted Stock Units Agreement (LTI Awards to Officers – Performance-Based RSUs [EBITDA]) under 2018 Stock Incentive Plan (FY25 Awards)

10.16*	Form of Restricted Stock Units Agreement (LTI Awards to Officers – Performance-Based RSUs [ROIC]) under 2018 Stock Incentive Plan (FY25 Awards)

10.17*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (FY21-FY24 Awards) (incorporated by reference to Exhibit 10.33 to Form 10-Q as filed September 8, 2020)

10.18*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (FY25 Awards)

10.19*	Form of Restricted Stock Units Agreement (Special Performance Award) under 2018 Stock Incentive Plan

10.20*
Restricted Stock Units Agreement (Sign-On Award to Stephen P. Bramlage, Jr.) and Award Summary under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Form 10-Q as filed September 8, 2020)

10.21*	Restricted Stock Units Agreement (Make-Whole Award to Ena Williams Koschel) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to Form 10-Q as filed September 8, 2020)

10.22*	Restricted Stock Units Agreement (Make-Whole Award to Katrina S. Lindsey) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K as filed March 8, 2021)

10.23*	Casey's General Stores, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 9, 2019)

21.1	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Darren M. Rebelez under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Stephen P. Bramlage Jr. under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002

97.1	Casey’s General Stores, Inc. Clawback Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 24, 2024	By	/s/ Darren M. Rebelez
Darren M. Rebelez
President and Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 24, 2024	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 24, 2024	By	/s/ Darren M. Rebelez
Darren M. Rebelez
President, Chief Executive Officer and
Board Chair

Date: June 24, 2024	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer

Date: June 24, 2024	By	/s/ Judy A. Schmeling
Judy A. Schmeling
Lead Independent Director

Date: June 24, 2024	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 24, 2024	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 24, 2024	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 24, 2024	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 24, 2024	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 24, 2024	By	/s/ Gregory A. Trojan
Gregory A. Trojan
Director

Date: June 24, 2024	By	/s/ Michael Spanos
Michael Spanos
Director

Date: June 24, 2024	By	/s/ Sri Donthi
Sri Donthi
Director