Form 10-Q
period 2024-07-31
CASEYS GENERAL STORES INC
filed 2024-09-04
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2024
Common stock, no par value per share	37,115,982 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2024	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$304,988	$206,482
Receivables	164,926	151,793
Inventories	452,017	428,722
Prepaid and other current assets	33,071	25,791
Income taxes receivable	—	17,066
Total current assets	955,002	829,854
Other assets, net of amortization	193,314	195,559
Goodwill	652,823	652,663
Property and equipment, net of accumulated depreciation of $2,943,154 at July 31, 2024 and $2,883,925 at April 30, 2024	4,695,286	4,669,357
Total assets	$6,496,425	$6,347,433

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$208,209	$53,181
Accounts payable	597,112	569,527
Accrued expenses	294,233	330,758
Income taxes payable	32,589	—
Total current liabilities	1,132,143	953,466
Long-term debt and finance lease obligations, net of current maturities	1,398,712	1,582,758
Deferred income taxes	603,964	596,850
Insurance accruals, net of current portion	29,724	30,046
Other long-term liabilities	168,962	168,932
Total liabilities	3,333,505	3,332,052
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	13,557	27,453
Retained earnings	3,149,363	2,987,928
Total shareholders’ equity	3,162,920	3,015,381
Total liabilities and shareholders' equity	$6,496,425	$6,347,433
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2024	2023
Total revenue	$4,097,737	$3,869,251
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	3,142,481	2,991,497
Operating expenses	609,474	560,855
Depreciation and amortization	94,409	82,905
Interest, net	14,067	12,495
Income before income taxes	237,306	221,499
Federal and state income taxes	57,108	52,262
Net income	$180,198	$169,237
Net income per common share
Basic	$4.86	$4.54
Diluted	$4.83	$4.52
Basic weighted average shares outstanding	37,087,231	37,300,952
Plus effect of stock compensation	190,463	155,187
Diluted weighted average shares outstanding	37,277,694	37,456,139
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2024	37,008,488	$27,453	$2,987,928	$3,015,381
Net income	—	—	180,198	180,198
Dividends declared (50 cents per share)	—	—	(18,763)	(18,763)
Share-based compensation (net of tax withholding on employee share-based awards)	102,663	(13,896)	—	(13,896)
Balance at July 31, 2024	37,111,151	$13,557	$3,149,363	$3,162,920

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2023	37,263,248	$110,037	$2,550,629	$2,660,666
Net income	—	—	169,237	169,237
Dividends declared (43 cents per share)	—	—	(16,214)	(16,214)
Repurchase of common stock	(123,569)	(29,893)	—	(29,893)
Share-based compensation (net of tax withholding on employee share-based awards)	126,774	(7,501)	—	(7,501)
Balance at July 31, 2023	37,266,453	$72,643	$2,703,652	$2,776,295
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three months ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$180,198	$169,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,409	82,905
Amortization of debt issuance costs	278	278
Change in excess replacement cost over LIFO inventory valuation	2,431	4,500
Share-based compensation	11,036	10,468
Loss (gain) on disposal of assets and impairment charges	2,475	(1,448)
Deferred income taxes	7,114	15,895
Changes in assets and liabilities:
Receivables	(13,133)	(13,179)
Inventories	(25,378)	(52,756)
Prepaid and other current assets	(7,280)	(2,518)
Accounts payable	17,431	(4,344)
Accrued expenses	(38,750)	(20,150)
Income taxes	49,994	39,139
Other, net	529	1,104
Net cash provided by operating activities	281,354	229,131
Cash flows from investing activities:
Purchase of property and equipment	(100,564)	(68,903)
Payments for acquisition of businesses, net of cash acquired	(18,113)	(13,297)
Proceeds from sales of assets	6,688	5,784
Net cash used in investing activities	(111,989)	(76,416)
Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(29,316)	(29,665)
Payments of cash dividends	(16,611)	(14,945)
Repurchase of common stock	—	(29,893)
Tax withholdings on employee share-based awards	(24,932)	(17,969)
Net cash used in financing activities	(70,859)	(92,472)

Net increase in cash and cash equivalents	98,506	60,243
Cash and cash equivalents at beginning of the period	206,482	378,869
Cash and cash equivalents at end of the period	$304,988	$439,112

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2024	2023
Cash paid during the period for:
Interest, net of amount capitalized	$11,845	$10,701
Income taxes, net	—	—

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	55,768	42,188
Right-of-use assets obtained in exchange for new finance lease liabilities	221	8,345
Right-of-use assets obtained in exchange for new operating lease liabilities	—	2,214
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
As of July 31, 2024, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,674 convenience stores in 17 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2024 and April 30, 2024, the results of operations, for the three months ended July 31, 2024 and 2023, and shareholders' equity and cash flows for the three months ended July 31, 2024 and 2023. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the Form 10-K for the year ended April 30, 2024 for our consideration of new accounting pronouncements issued prior to this fiscal year.
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
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of July 31, 2024 and April 30, 2024, the Company recognized a contract liability of $56,124 and $52,934, respectively, related to the outstanding Casey's Rewards program, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of July 31, 2024 and April 30, 2024, the Company recognized a liability of $17,230 and $17,985, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $1,387,000 and $1,375,000 at July 31, 2024 and April 30, 2024, respectively. The fair value calculated excludes finance lease obligations of $99,847 and $101,818 outstanding at July 31, 2024 and April 30, 2024, respectively, which are included with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $2,385, for the three months ended July 31, 2024, and $3,576, for the three months ended July 31, 2023. Interest, net is also net of interest capitalized of $419, for the three months ended July 31, 2024, and $794, for the three months ended July 31, 2023, respectively.
Revolving Facility
The Company has a credit agreement that provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). Amounts borrowed under the Revolving Facility bear interest at variable rates based upon, at the Company’s option: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The Revolving Facility carries a facility fee of 0.15% to 0.30% per annum. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement. The Company had $0 outstanding under the Revolving Facility at July 31, 2024 and April 30, 2024.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of July 31, 2024, the availability under the Bank Line is encumbered by letters of credits totaling $308. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate (the “Index”). There was $0 outstanding under the Bank Line at July 31, 2024 and April 30, 2024. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At July 31, 2024, there were 959,492 shares available for grant under the 2018 Plan.
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

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2024	491,862	$229
Granted	102,312	340
Vested	(169,969)	222
Forfeited	(2,214)	242
Unvested at July 31, 2024	421,991	$259
Total share-based compensation costs recorded for employees and non-employee directors for the three months ended July 31, 2024 and 2023, respectively, were $11,036 and $10,468, related entirely to restricted stock unit awards. As of July 31, 2024, there was $62,104 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2028, with a weighted average remaining term of 1.5 years. The fair value of restricted stock unit awards vested for the three months ended July 31, 2024 was $62,295 as of the applicable vest date.

6.    Acquisitions
On July 25, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with (a) Fikes Wholesale, Inc., a Texas corporation (“Fikes”), (b) Group Petroleum Services, Inc., a Texas corporation (“GPS” and together with Fikes, the “Seller Companies”), and (c) certain other parties thereto. Pursuant to the terms of the Purchase Agreement, the Company will acquire at closing 100% of the equity of the Seller Companies, for an aggregate purchase price in cash of $1,145,000, subject to customary post-closing adjustments.
The Company's acquisition of the Seller Companies will include 198 retail stores and a dealer network. The acquisition will bring 148 additional stores to Texas, as well as 50 stores in Alabama, Florida, and Mississippi. In addition to the retail stores and dealer locations, the transaction includes a fuel terminal and a commissary to support the Texas stores.
The closing of the acquisition is conditioned upon the satisfaction of customary closing conditions, including, among others: (1) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (2) the accuracy of the representations and warranties of each party to the Purchase Agreement as of the closing; (3) the performance in all material respects by the parties of their respective covenants under the Purchase Agreement; and (4) in the case of the Seller Companies, the absence of any material adverse effect since the date of the Purchase Agreement.
The Company intends to finance the proposed transaction with a combination of cash on hand and external financing.

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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled McColley v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015, to the present. On March 31, 2021, the Court granted conditional certification, and to-

date, approximately 1,400 current and/or former Store Managers remain opted-in to participate in the McColley lawsuit. The Company is also named in a related lawsuit filed in the Southern District of Illinois, titled Kessler v. Casey’s Marketing Company, et al., with substantially the same allegations and seeking the same relief, but instead for the plaintiff and all similarly situated Store Managers located in the state of Illinois from December 19, 2019, to the present. On October 13, 2023, the Court approved conditional certification, and to-date, approximately 550 current and/or former Store Managers remain opted-in to participate in the Kessler lawsuit. Discovery in both cases is currently underway. The Company believes that adequate provisions have been made for probable losses related to these matters, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend these matters.

8.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $11,586 and $10,747 at July 31, 2024 and April 30, 2024, respectively. If this unrecognized tax benefit were ultimately recognized, $9,153 is the amount that would impact our effective tax rate. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $412 at July 31, 2024, and $350 at April 30, 2024. Net interest and penalties included in income tax expense for the three months ended July 31, 2024 and 2023 was a net expense of $62 and $59, respectively.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the expiration of the statute of limitations, examinations or other unforeseen circumstances. The State of Illinois is currently examining tax years 2020 and 2021. The Company has no other ongoing federal or state income tax examinations. At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is a decrease of $2,000 during the next twelve months mainly due to the expiration of certain statute of limitations.
The federal statute of limitations remains open for the tax years 2020 and forward. Tax years 2019 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

9.    Segment Reporting
As of July 31, 2024, we operated 2,674 stores in 17 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenue and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
As of July 31, 2024, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's", "Minit Mart", or "Lone Star Food Store", referred to as "Casey's" or the "Company") throughout 17 states, over half of which are located in Iowa, Missouri and Illinois.
Approximately 72% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service. As of July 31, 2024, there were a total of 2,674 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of July 31, 2024, 233 store locations offered car washes. In addition, all but seven store locations offer fuel for sale on a self-service basis.
The Company had 67 stores operating under the "GoodStop (by Casey’s)" brand and 12 stores operating under the "Lone Star Food Store" brand as of July 31, 2024. Similar to most of our store footprint, the "GoodStop" and "Lone Star Food Store" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings.
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
The Company has 71 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count in the paragraph below. Approximately 1% of total revenue for the three-months ended July 31, 2024 relates to this dealer network.
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
The Company reported diluted earnings per common share of $4.83 for the first quarter of fiscal 2025. For the same quarter a year-ago, diluted earnings per common share was $4.52.
The following table represents the roll forward of store growth through the first quarter of fiscal 2025:

Store Count
Total stores at April 30, 2024	2,658
New store construction	10
Acquisitions	9
Closed	(3)
Total stores at July 31, 2024	2,674
During the quarter, we entered into an Equity Purchase Agreement with Fikes Wholesale, Inc. and other parties, which includes 198 retail stores in Texas, Mississippi, Alabama, and Florida. The transaction is expected to close in calendar 2024, subject to customary closing conditions, and is expected to be funded with a combination of cash on hand and external financing.

Fuel Volatility
Since early calendar 2020, the price of crude oil, and in turn the wholesale cost of fuel, has been volatile compared to historical averages. Initially, at the outset of the COVID-19 pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the pandemic, prices began to modestly increase over time. Oil and fuel prices continued to be impacted throughout fiscal 2024 and the first quarter of fiscal 2025 as the result of geopolitical issues and supply disruptions.
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
Electric Vehicles and Renewable Fuels
Casey's continues its process of implementing an electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 17-state footprint. As of July 31, 2024, the Company has 178 charging stations at 41 stores, across 13 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
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
The first quarter results reflected a 0.7% increase in same-store fuel gallons sold. Same-store sales of grocery and general merchandise increased 1.6% and prepared food and dispensed beverage increased 4.4% during the quarter. The increase in grocery and general merchandise same-store sales was primarily due to sales of non-alcoholic and alcoholic beverages. The increase in prepared food and dispensed beverage same-store sales was attributable to strong sales of hot sandwiches and bakery.

Three Months Ended July 31, 2024 Compared to
Three Months Ended July 31, 2023
(Dollars and Amounts in Thousands)

Three Months Ended July 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$405,129	$1,068,978	$2,555,642	$67,988	$4,097,737
Revenue less cost of goods sold (excluding depreciation and amortization)	$236,041	$378,281	$314,548	$26,386	$955,256
	58.3%	35.4%	12.3%	38.8%	23.3%
Fuel gallons sold			772,536

Three Months Ended July 31, 2023	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$372,813	$996,936	$2,427,333	$72,169	$3,869,251
Revenue less cost of goods sold (excluding depreciation and amortization)	$216,861	$339,573	$296,978	$24,342	$877,754
	58.2%	34.1%	12.2%	33.7%	22.7%
Fuel gallons sold			713,991
Total revenue for the first quarter of fiscal 2025 increased by $228,486 (5.9%) over the comparable period in fiscal 2024. Prepared food and dispensed beverage revenue increased by $32,316 (8.7%), due to an increase in same-store sales of 4.4% driven by strong sales of hot sandwiches and bakery, as well as an increase of approximately 4.3% due to operating 138 more stores than a year ago. Grocery and general merchandise revenue increased by $72,042 (7.2%), due to an increase in same-store sales of 1.6% driven by sales of non-alcoholic and alcoholic beverages, as well as an increase of approximately 5.6% due to operating 138 more stores than a year ago. Retail fuel revenue increased by $128,309 (5.3%) due to an increase in the number of gallons sold by 58,545 (8.2%). This was partially offset by a decrease in the average retail price per gallon by 2.7%.
The other revenue category primarily consists of activity related to wholesale fuel revenue from the dealer network and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue decreased $4,181 (5.8%) for the first quarter of fiscal 2025 compared to the prior year, driven primarily by a decrease in total revenue related to the dealer network.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 23.3% of revenue for the first quarter of fiscal 2025, compared to 22.7% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) was relatively consistent at 58.3% of revenue, compared to 58.2% of revenue for the comparable period in the prior year. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 35.4% of revenue for the first quarter of fiscal 2025, compared to 34.1% for the comparable period in the prior year, driven primarily by strong cost of goods management.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.3% of fuel revenue during the first quarter of fiscal 2025, compared to 12.2% for the comparable period in the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon decreased to 40.7 cents in the first quarter of fiscal 2025, compared to 41.6 cents for the comparable period in the prior year. The Company sold 8.5 million RINs (renewable identification numbers) for $4,834 during the quarter, compared to the sale of 12.8 million RINs in the first quarter of the prior year, which generated $20,197 (see footnote 3, above, for a further description of RINs and how they are generated).
Operating expenses increased $48,619 (8.7%) to $609,474 in the first quarter of fiscal 2025. Approximately 5% of the increase is due to operating 138 more stores than the comparable period in the prior year. The impact of one-time deal costs related to pending acquisitions was approximately 1% of the increase. Total same-store employee expense contributed to approximately 1% of the increase, as the increases in labor rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $11,504 (13.9%) to $94,409 in the first quarter of fiscal 2025, primarily due to operating 138 more stores than a year ago.

Interest, net increased $1,572 (12.6%) to $14,067 in the first quarter of fiscal 2025. The increase was primarily attributable to decrease in interest income due to the decrease in cash and cash equivalents from the same period in the prior year.
The effective tax rate increased to 24.1% in the first quarter of fiscal 2025 compared to 23.6% in the same period of fiscal 2024. The increase in the effective tax rate was primarily due to a one-time benefit in the prior year from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the quarter.
Net income increased by $10,961 (6.5%) to $180,198 from $169,237 in the comparable period in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses and depreciation and amortization. See discussion in the paragraphs above for the primary drivers for each of these changes.
Use of Non-GAAP Measures
We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. EBITDA is not considered to be a GAAP measure, and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. This measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
We believe EBITDA is useful to investors in evaluating our operating performance because securities analysts and other interested parties use this calculation as a measure of financial performance and debt service capabilities, and it is regularly used by management for internal purposes including our capital budgeting process, evaluating acquisition targets, assessing performance, and awarding incentive compensation.
Because non-GAAP financial measures are not standardized, EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of this non-GAAP financial measure with those used by other companies.
The following table contains a reconciliation of net income to EBITDA for the three months ended July 31, 2024 and 2023:

	Three months ended
	July 31, 2024	July 31, 2023
Net income	$180,198	$169,237
Interest, net	14,067	12,495
Federal and state income taxes	57,108	52,262
Depreciation and amortization	94,409	82,905
EBITDA	$345,782	$316,899
For the three months ended July 31, 2024, EBITDA increased by 9.1% when compared to the same period a year ago. The increase was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2024, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2024.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2024, the Company’s ratio of current assets to current liabilities was 0.84 to 1. The ratio at July 31, 2023 and April 30, 2024 was 1.09 to 1 and 0.87 to 1, respectively. The decrease in the ratio from July 31, 2023, is primarily attributable to a decrease in cash and cash equivalents as a result of increased acquisition related activity, as well as share repurchases during the prior fiscal year. The modest decrease in the current ratio from April 30, 2024 is primarily attributable to a $155,028 increase in current maturities of long-term debt and finance lease obligations associated with the reclassification of the $150,000 Series E notes from long-term debt and finance lease obligations to current maturities, as the full principal balance is coming due June 13, 2025. The increase in current liabilities was partially offset by an increase in cash and cash equivalents.
Management believes that the net availability under the Bank Line of approximately $49,692 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $281,354 for the three months ended July 31, 2024, compared to $229,131 for the comparable period in the prior year, an increase of $52,223. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (excluding depreciation and amortization) of $77,502, offset by an increase in operating expenses of $48,619. Refer to "Three Months Ended July 31, 2024 Compared to Three Months Ended July 31, 2023" starting on page 15 for further details on the primary drivers for the changes in revenue, cost of goods sold, and operating expenses. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. The increase in operating cash flows, compared to the prior year, was also favorably impacted by an increase in operating cash flows of $27,378 due to the timing of inventory purchases.
Cash used in investing activities increased $35,573. During the first three months of fiscal 2025, the Company expended $118,677 for purchases of property and equipment and payments for acquisitions compared to $82,200 for the comparable period in the prior year. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Cash used in financing decreased $21,613, primarily due to the repurchase and retirement of common stock under our share repurchase program in the comparable period of the prior year.

As of July 31, 2024, the Company had long-term debt consisting of:

Finance lease liabilities	$99,847
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	87,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	37,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	234,375
Less debt issuance costs	(1,301)
1,606,921
Less current maturities	(208,209)
$1,398,712
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

Cautionary Statements
This Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflict in Ukraine on our business. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30, 2024:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facility as of July 31, 2024, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $2.3 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (pipeline and terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. Derivative contracts outstanding were immaterial to the financial statements as of July 31, 2024 and for the period then ended.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors
There have been no material changes in our “risk factors” from those previously disclosed in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter
May 1 - May 31, 2024	—	$—	—	$295,109,710
June 1- June 30, 2024	—	—	—	295,109,710
July 1 - July 31, 2024	—	—	—	295,109,710
Total	—		—	$295,109,710
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. As of July 31, 2024, $295.1 million remained available for future purchases under this share repurchase program.

Item 6. Exhibits.

Exhibit No.	Description
2.1^
Equity Purchase Agreement by and among Casey’s General Stores, Inc., Fikes Wholesale, Inc., Group Petroleum Services, Inc., the Representative, and certain other parties thereto, dated July 25, 2024 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 26, 2024)

2.2*^	Amendment to Equity Purchase Agreement dated September 3, 2024
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
* Filed herewith
^ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K because such schedules and exhibits do not contain information that is material to an investment decision or that is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the SEC on a confidential basis upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 4, 2024	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)