Form 10-Q
period 2024-10-31
CASEYS GENERAL STORES INC
filed 2024-12-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2024
Common stock, no par value per share	37,117,554 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2024	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$351,723	$206,482
Receivables	156,407	151,793
Inventories	432,268	428,722
Prepaid and other current assets	38,296	25,791
Income taxes receivable	—	17,066
Total current assets	978,694	829,854
Restricted cash (see Note 9)	1,160,118	—
Other assets, net of amortization	192,704	195,559
Goodwill	657,529	652,663
Property and equipment, net of accumulated depreciation of $2,981,245 at October 31, 2024 and $2,883,925 at April 30, 2024	4,736,525	4,669,357
Total assets	$7,725,570	$6,347,433

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$245,558	$53,181
Accounts payable	573,320	569,527
Accrued expenses	296,374	330,758
Income taxes payable	1,284	—
Total current liabilities	1,116,536	953,466
Long-term debt and finance lease obligations, net of current maturities	2,461,922	1,582,758
Deferred income taxes	608,904	596,850
Insurance accruals, net of current portion	30,227	30,046
Other long-term liabilities	170,535	168,932
Total liabilities	4,388,124	3,332,052
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	25,988	27,453
Retained earnings	3,311,458	2,987,928
Total shareholders’ equity	3,337,446	3,015,381
Total liabilities and shareholders' equity	$7,725,570	$6,347,433
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Total revenue	$3,946,771	$4,064,400	$8,044,508	$7,933,651
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,988,212	3,178,839	6,130,693	6,170,336
Operating expenses	609,679	579,703	1,219,153	1,140,558
Depreciation and amortization	96,592	85,598	191,001	168,503
Interest, net	12,553	12,306	26,620	24,801
Income before income taxes	239,735	207,954	477,041	429,453
Federal and state income taxes	58,817	49,172	115,925	101,434
Net income	$180,918	$158,782	$361,116	$328,019
Net income per common share
Basic	$4.87	$4.27	$9.73	$8.80
Diluted	$4.85	$4.24	$9.68	$8.76
Basic weighted average shares outstanding	37,124,541	37,227,932	37,105,886	37,264,442
Plus effect of stock compensation	186,938	203,143	202,392	187,811
Diluted weighted average shares outstanding	37,311,479	37,431,075	37,308,278	37,452,253
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2024	37,008,488	$27,453	$2,987,928	$3,015,381
Net income	—	—	180,198	180,198
Dividends declared (50 cents per share)	—	—	(18,763)	(18,763)
Share-based compensation (net of tax withholding on employee share-based awards)	102,663	(13,896)	—	(13,896)
Balance at July 31, 2024	37,111,151	13,557	3,149,363	3,162,920
Net income	—	—	180,918	180,918
Dividends declared (50 cents per share)	—	—	(18,823)	(18,823)
Share-based compensation (net of tax withholding on employee share-based awards)	5,830	12,431	—	12,431
Balance at October 31, 2024	37,116,981	$25,988	$3,311,458	$3,337,446

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2023	37,263,248	$110,037	$2,550,629	$2,660,666
Net income	—	—	169,237	169,237
Dividends declared (43 cents per share)	—	—	(16,214)	(16,214)
Repurchase of common stock	(123,569)	(29,893)	—	(29,893)
Share-based compensation (net of tax withholding on employee share-based awards)	126,774	(7,501)	—	(7,501)
Balance at July 31, 2023	37,266,453	72,643	2,703,652	2,776,295
Net income	—	—	158,782	158,782
Dividends declared (43 cents per share)	—	—	(16,160)	(16,160)
Repurchase of common stock	(110,481)	(30,391)	—	(30,391)
Share-based compensation (net of tax withholding on employee share-based awards)	8,223	8,865	—	8,865
Balance at October 31, 2023	37,164,195	$51,117	$2,846,274	$2,897,391

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six months ended October 31,
	2024	2023
Cash flows from operating activities:
Net income	$361,116	$328,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,001	168,503
Amortization of debt issuance costs	555	555
Change in excess replacement cost over LIFO inventory valuation	6,398	7,946
Share-based compensation	23,645	19,485
Loss (gain) on disposal of assets and impairment charges	4,422	(232)
Deferred income taxes	12,054	39,353
Changes in assets and liabilities:
Receivables	(855)	(21,897)
Inventories	(8,723)	(44,714)
Prepaid and other current assets	(12,505)	(10,693)
Accounts payable	(9,902)	(10,400)
Accrued expenses	(36,228)	(20,925)
Income taxes	20,780	21,992
Other, net	299	4,788
Net cash provided by operating activities	552,057	481,780
Cash flows from investing activities:
Purchase of property and equipment	(211,226)	(175,955)
Payments for acquisition of businesses, net of cash acquired	(46,341)	(139,359)
Proceeds from sales of assets	11,720	8,291
Net cash used in investing activities	(245,847)	(307,023)
Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	—
Payments of long-term debt and finance lease obligations	(34,637)	(35,135)
Payments of debt issuance costs	(5,191)	—
Payments of cash dividends	(35,179)	(30,988)
Repurchase of common stock and payment of related excise taxes	(734)	(59,491)
Tax withholdings on employee share-based awards	(25,110)	(18,121)
Net cash provided by (used) in financing activities	999,149	(143,735)

Net increase in cash, cash equivalents and restricted cash	1,305,359	31,022
Cash and cash equivalents at beginning of the period	206,482	378,869
Cash, cash equivalents and restricted cash at end of the period	$1,511,841	$409,891

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH

	Six months ended October 31,
	2024	2023
Cash and cash equivalents	$351,723	$409,891
Restricted cash (see Note 9)	1,160,118	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,511,841	$409,891

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2024	2023
Cash paid during the period for:
Interest, net of amount capitalized	$33,516	$31,429
Income taxes, net	82,507	36,037

Noncash investing and financing activities:
Purchased property and equipment in accounts payable	59,312	78,684
Right-of-use assets obtained in exchange for new finance lease liabilities	11,210	11,216
Right-of-use assets obtained in exchange for new operating lease liabilities	—	8,273
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
As of October 31, 2024, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,685 convenience stores in 17 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2024 and April 30, 2024, the results of operations for the three and six months ended October 31, 2024 and 2023, and shareholders' equity and cash flows for the six months ended October 31, 2024 and 2023. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the Form 10-K for the year ended April 30, 2024 for our consideration of new accounting pronouncements issued prior to this fiscal year.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The standard requires new financial statement disclosures regarding specified information about certain costs and expenses. The new standard is effective for the Company's annual periods beginning May 1, 2027, and interim periods beginning May 1, 2028, with early adoption permitted. The Company is currently evaluating ASU 2024-03 to determine its impact on our disclosures.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of prepared food and dispensed beverage, grocery and general merchandise, fuel and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated statements of income.
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of October 31, 2024 and April 30, 2024, the Company recognized a contract liability of $59,077 and $52,934, respectively, related to the Casey's Rewards program, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of October 31, 2024 and April 30, 2024, the Company recognized a liability of $16,731 and $17,985, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $2,473,000 and $1,375,000 at October 31, 2024 and April 30, 2024, respectively. The fair value calculated excludes finance lease obligations of $108,641 and $101,818 outstanding at October 31, 2024 and April 30, 2024, respectively, which are included with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $3,792 and $6,177, for the three and six months ended October 31, 2024, and $4,476 and $8,052, for the three and six months ended October 31, 2023. Interest, net is also net of interest capitalized of $489 and $908, for the three and six months ended October 31, 2024, and $686 and $1,480, for the three and six months ended October 31, 2023, respectively.
Series I and J Senior Notes
On October 4, 2024, the Company entered into a note purchase agreement with respect to the issuance of $250,000 aggregate principal amount of senior notes, consisting of: (i) $150,000 aggregate principal amount of 5.23% Senior Notes, Series I, due November 2, 2031; and (ii) $100,000 aggregate principal amount of 5.43% Senior Notes, Series J, due November 2, 2034 (collectively, the “Notes”). The Notes were issued on October 30, 2024. Interest on the Notes is payable semi-annually on May 2 and November 2 of each year. The Company used the proceeds of the Notes to partially fund the Fikes Wholesale acquisition, which closed subsequent to quarter end on November 1, 2024. For additional information on the Fikes Wholesale acquisition, please refer to Note 9. As of October 31, 2024, there was $250,000 outstanding on the Notes.
Amended Credit Agreement
The Company is party to a credit agreement, dated as of April 21, 2023 (the “Existing Credit Agreement”). On October 30, 2024, the Company entered into an amendment to the Existing Credit Agreement (the “Amendment” and, together with the Existing Credit Agreement, the “Credit Agreement”), pursuant to which the Company incurred an incremental term loan in an aggregate principal amount of $850,000 (the “Incremental Term Loan”). The outstanding principal balance of the Incremental Term Loan is required to be repaid in equal quarterly installments of $10,625 on the last business day of each March, June, September, and December, commencing March 31, 2025, with the remaining balance due on October 30, 2029. The proceeds of the Incremental Term Loan were used to partially fund the Fikes Wholesale acquisition, which closed subsequent to quarter end on November 1, 2024 (see further discussion of the Fikes Wholesale acquisition in Note 9). As of October 31, 2024, there was $850,000 outstanding on the Incremental Term Loan.
Amounts borrowed under the Credit Agreement, including the Incremental Term Loan and the Revolving Facility discussed immediately below, bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement.
Revolving Facility
The Credit Agreement also provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). The Company had $0 outstanding under the Revolving Facility at October 31, 2024 and April 30, 2024.

Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of October 31, 2024, the availability under the Bank Line is encumbered by letters of credits totaling $308. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at October 31, 2024 and April 30, 2024. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At October 31, 2024, there were 950,954 shares available for grant under the 2018 Plan.
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

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2024	491,862	$229
Granted	107,929	341
Vested	(176,287)	223
Forfeited	(3,562)	250
Performance Award Adjustments	21,266	246
Unvested at October 31, 2024	441,208	$260
Total share-based compensation costs recorded for employees and non-employee directors for the six months ended October 31, 2024 and 2023 were $23,645 and $19,485, respectively, related entirely to restricted stock unit awards. As of October 31, 2024, there was $56,444 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2028, with a weighted average remaining term of 1.3 years. The fair value of restricted stock unit awards vested for the six months ended October 31, 2024 was $64,615 as of the applicable vest date.

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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled McColley v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015, to the present. On March 31, 2021, the Court granted conditional certification, and to-date, approximately 1,400 current and/or former Store Managers remain opted-in to participate in the McColley lawsuit. The Company is also named in a related lawsuit filed in the Southern District of Illinois, titled Kessler v. Casey’s Marketing Company, et al., with substantially the same allegations and seeking the same relief, but instead for the plaintiff and all similarly situated Store Managers located in the state of Illinois from December 19, 2019, to the present. On October 13, 2023, the Court approved conditional certification, and to-date, approximately 550 current and/or former Store Managers remain opted-in to participate in the Kessler lawsuit. Discovery in the McColley case is currently underway. The Company believes that adequate provisions have been made for probable losses related to these matters, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend these matters.

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $12,328 and $10,747 at October 31, 2024 and April 30, 2024, respectively. If this unrecognized tax benefit were ultimately recognized, $9,739 is the amount that would impact our effective tax rate. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $504 at October 31, 2024, and $350 at April 30, 2024. Net interest and penalties included in income tax expense for the six months ended October 31, 2024 and 2023 was a net expense of $154 and $129, respectively.
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

8.    Segment Reporting
As of October 31, 2024, we operated 2,685 stores in 17 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenue and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

9.    Subsequent Events
Subsequent to quarter end, on November 1, 2024, the Company closed on the acquisition of Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (collectively “Fikes”) through an equity purchase agreement with an aggregate purchase price of $1,145,000, subject to post-closing adjustments. As part of the acquisition, the Company acquired 100% of the equity of Fikes. The transaction includes 198 retail locations, a fuel terminal, commissary, and dealer network, where the Company will manage fuel wholesale supply agreements to certain dealer locations. The acquisition will bring 148 additional stores to Texas, as well as 50 stores in Alabama, Florida, and Mississippi.
The Fikes acquisition was financed with the Incremental Term Loan of $850,000, the issuance of the Series I and J Notes in the amount of $250,000, and cash on hand. For further information, see Note 4.
The proceeds of the Incremental Term Loan and Series I and J Notes were received by the Company on October 30, 2024. However, the Fikes acquisition did not close until November 1, 2024, subsequent to quarter end. As such, as of October 31, 2024 the Company had $1,160,118 in a funding account governed by an escrow and disbursing agreement, primarily to use for the acquisition of Fikes, as well as other related adjustments and transaction costs. As a result, we have recognized this balance as restricted cash within long-term assets in the condensed consolidated balance sheets. The cash was subsequently paid on November 1, 2024, primarily to fund the acquisition.
Due to the proximity of the Fikes acquisition to the filing of our Form 10-Q, we have not yet completed the accounting for the business combination, including the opening balance sheet. Accordingly, the Company is unable to provide amounts recognized as of the acquisition dates for major classes of assets and liabilities. Moreover, we are unable to provide pro-forma financial information related to the combined entity. This information, at least on a provisional basis, will be available in the Form 10-Q to be filed for the quarter ended January 31, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
As of October 31, 2024, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "Bucky's", "Minit Mart", or "Lone Star Food Store", referred to as "Casey's" or the "Company") throughout 17 states, over half of which are located in Iowa, Missouri and Illinois. Subsequent to quarter-end, on November 1, 2024, the Company closed on the acquisition of Fikes Wholesale and Group Petroleum Services (collectively "Fikes"), owner of CEFCO Convenience Stores, in which we added 198 total stores. The acquisition will bring 148 additional stores to Texas, as well as 50 stores in Alabama, Florida, and Mississippi.
Approximately 72% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service. As of October 31, 2024, there were a total of 2,685 stores in operation.
All convenience stores carry a broad selection of food items (including, but not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of October 31, 2024, 236 store locations offered car washes. In addition, all but six store locations offer fuel for sale on a self-service basis.
The Company had 64 stores operating under the "GoodStop (by Casey’s)" brand and 12 stores operating under the "Lone Star Food Store" brand as of October 31, 2024. Similar to most of our store footprint, the "GoodStop" and "Lone Star Food Store" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings.
The Company is also temporarily operating certain locations acquired from Buchanan Energy under the name "Bucky's". The Company is in the process of transitioning all "Bucky's" locations to either the "Casey's" or "GoodStop" brand. These locations typically have similar offerings to the "Casey’s" or "GoodStop" branded stores.
The Company has 71 dealer locations, where Casey’s manages fuel wholesale supply agreements to these stores. These locations are not operated by Casey's and are not included in our overall store count in the table below. Approximately 1% of total revenue for the six-months ended October 31, 2024 relates to this dealer network.
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
The Company reported diluted earnings per common share of $4.85 for the second quarter of fiscal 2025. For the same quarter a year-ago, diluted earnings per common share was $4.24.
The following table represents the roll forward of store growth through the second quarter of fiscal 2025:

Store Count
Total stores at April 30, 2024	2,658
New store construction	18
Acquisitions	18
Closed	(9)
Total stores at October 31, 2024	2,685
The acquisition of Fikes, subsequent to quarter end, as discussed in Note 9, brought 198 additional stores into our store count. This brought the total store count to approximately 2,900 stores.

Fuel Volatility
Since early calendar 2020, the price of crude oil, and in turn the wholesale cost of refined fuel products, has been volatile compared to historical averages. Initially, at the outset of the COVID-19 pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the pandemic, prices began to modestly increase over time. Oil and fuel prices continued to be impacted throughout fiscal 2024 and through the second quarter of fiscal 2025 as a result of geopolitical issues and localized supply disruptions.
In addition, during the past four calendar years, the Company, and the retail fuel industry, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization). Although this has remained relatively consistent since that time, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization) may remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, higher interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's continues its process of implementing an electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 17-state footprint. As of October 31, 2024, the Company has 178 charging stations at 41 stores, across 13 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging stations at select stores.
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
Same-store sales of prepared food and dispensed beverage increased 5.2% and grocery and general merchandise increased 3.6% during the quarter. The increase in prepared food and dispensed beverage same-store sales was attributable to strong sales of hot sandwiches and dispensed beverages. The increase in grocery and general merchandise same-store sales was primarily due to sales of non-alcoholic and alcoholic beverages. Additionally, the second quarter results reflected a 0.6% decrease in same-store fuel gallons sold.

Three Months Ended October 31, 2024 Compared to
Three Months Ended October 31, 2023
(Dollars and Amounts in Thousands)

Three Months Ended October 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$417,827	$1,049,697	$2,414,632	$64,615	$3,946,771
Revenue less cost of goods sold (excluding depreciation and amortization)	$245,458	$374,193	$312,252	$26,656	$958,559
	58.7%	35.6%	12.9%	41.3%	24.3%
Fuel gallons sold			775,914

Three Months Ended October 31, 2023	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$382,481	$964,430	$2,646,478	$71,011	$4,064,400
Revenue less cost of goods sold (excluding depreciation and amortization)	$225,664	$327,600	$308,835	$23,462	$885,561
	59.0%	34.0%	11.7%	33.0%	21.8%
Fuel gallons sold			730,439
Total revenue for the second quarter of fiscal 2025 decreased by $117,629 (2.9%) over the comparable period in fiscal 2024. Prepared food and dispensed beverage revenue increased by $35,346 (9.2%), due to an increase in same-store sales of 5.2% driven by strong sales of hot sandwiches and dispensed beverages, as well as an increase of approximately 4.0% due to operating 93 more stores than a year ago. Grocery and general merchandise revenue increased by $85,267 (8.8%), due to an increase in same-store sales of 3.6% driven by sales of non-alcoholic and alcoholic beverages, as well as an increase of approximately 5.2% due to operating 93 more stores than a year ago. Retail fuel revenue decreased by $231,846 (8.8%) due to a decrease in the average retail price per gallon of 14.1%. This was partially offset by an increase in the number of gallons sold of 45,475 (6.2%).
The other revenue category primarily consists of activity related to wholesale fuel revenue from the dealer network and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue decreased $6,396 (9.0%) for the second quarter of fiscal 2025 compared to the prior year, driven primarily by a decrease in total revenue related to the dealer network.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 24.3% of revenue for the second quarter of fiscal 2025, compared to 21.8% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) was relatively consistent at 58.7% of revenue, compared to 59.0% of revenue for the comparable period in the prior year. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 35.6% of revenue for the second quarter of fiscal 2025, compared to 34.0% for the comparable period in the prior year, driven primarily by product mix.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.9% of fuel revenue during the second quarter of fiscal 2025, compared to 11.7% for the comparable period in the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon decreased to 40.2 cents in the second quarter of fiscal 2025, compared to 42.3 cents for the comparable period in the prior year. The Company sold 6.3 million RINs (renewable identification numbers) for $4,923 during the quarter, compared to the sale of 6.9 million RINs in the second quarter of the prior year, which generated $8,429 (see Note 3, above, for a further description of RINs and how they are generated).
Operating expenses increased $29,976 (5.2%) to $609,679 in the second quarter of fiscal 2025. Approximately 4% of the increase is due to operating 93 more stores than the comparable period in the prior year. Same-store employee expense contributed to approximately 1% of the increase, as the increases in labor rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $10,994 (12.8%) to $96,592 in the second quarter of fiscal 2025, primarily due to operating 93 more stores than a year ago.
Interest, net increased $247 (2.0%) to $12,553 in the second quarter of fiscal 2025, due to a decrease in interest income.

The effective tax rate increased to 24.5% in the second quarter of fiscal 2025 compared to 23.6% in the same period of fiscal 2024. The increase in the effective tax rate was primarily due to a one-time benefit in the prior year from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the quarter.
Net income increased by $22,136 (13.9%) to $180,918 from $158,782 in the comparable period in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses and depreciation and amortization. See discussion in the paragraphs above for the primary drivers for each of these changes.
Six Months Ended October 31, 2024 Compared to
Six Months Ended October 31, 2023
(Dollars and Amounts in Thousands)

Six Months Ended October 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$822,956	$2,118,675	$4,970,274	$132,603	$8,044,508
Revenue less cost of goods sold (excluding depreciation and amortization)	$481,499	$752,474	$626,800	$53,042	$1,913,815
	58.5%	35.5%	12.6%	40.0%	23.8%
Fuel gallons sold			1,548,450

Six Months Ended October 31, 2023	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$755,294	$1,961,366	$5,073,811	$143,180	$7,933,651
Revenue less cost of goods sold (excluding depreciation and amortization)	$442,525	$667,173	$605,813	$47,804	$1,763,315
	58.6%	34.0%	11.9%	33.4%	22.2%
Fuel gallons sold			1,444,429
Total revenue for the first six months of fiscal 2025 increased by $110,857 (1.4%) over the comparable period in fiscal 2024. Prepared food and dispensed beverage revenue increased by $67,662 (9.0%) due to an increase in same-store sales of 4.7% driven by improved sales of hot sandwiches, bakery, and dispensed beverages, as well as an increase of approximately 4.3% related to store growth. Grocery and general merchandise revenue increased by $157,309 (8.0%) due to an increase of approximately 5.5% related to store growth, as well as an increase in same-store sales of 2.5% driven by strong sales of non-alcoholic and alcoholic beverages. Retail fuel revenue decreased by $103,537 (2.0%) as the average retail price per gallon decreased 8.6%, partially offset by an increase in the number of gallons sold of 104,021 (7.2%).
The other revenue category primarily consists of activity related to car wash revenue and the wholesale fuel revenue from the dealer network, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue decreased $10,577 (7.4%) for the first six months of fiscal 2025 compared to the prior year, driven primarily by a decrease in total revenue related to the dealer network.
Revenue less cost of goods sold (excluding depreciation and amortization) was 23.8% of revenue for the first six months of fiscal 2025, compared to 22.2% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) was relatively consistent at 58.5% of revenue, compared to 58.6% in the prior year. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 35.5% of grocery and general merchandise revenue, compared to 34.0% in the prior year. The current year percentage was positively impacted by product mix.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.6% of fuel revenue for the first six months of fiscal 2025, compared to 11.9% for the first six months of the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon was 40.5 cents for the first six months of fiscal 2025 compared to 41.9 cents in the prior year. The Company sold 14.9 million RINs (renewable identification numbers) for $9,758 during the six months of fiscal 2025, compared to the sale of 19.7 million RINs in the prior year, which generated $28,626 (see Note 3, above, for a further description of RINs and how they are generated).

Operating expenses increased by $78,595 (6.9%) in the first six months of fiscal 2025 from the comparable period in the prior year. Approximately 5% of the increase is due to operating 93 more stores than the comparable period in the prior year. Same-store employee expense contributed to approximately 1% of the increase, as the increases in wage rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $22,498 (13.4%) to $191,001 for the first six months of fiscal 2025 from $168,503 for the comparable period in the prior year, primarily due to operating 93 more stores than a year ago.
Interest, net increased by $1,819 (7.3%) to $26,620 for the first six months of fiscal 2025 from $24,801. The increase was primarily attributable to decrease in interest income due to the decrease in average cash and cash equivalents from the same period in the prior year.
The effective tax rate increased to 24.3% in the first six months of the fiscal year compared to 23.6% in the same period of the prior fiscal year. The increase in the effective tax rate was primarily due to one-time benefits in the prior year from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the year.
Net income increased by $33,097 (10.1%) to $361,116 from $328,019 in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses and depreciation and amortization. See discussion in the paragraphs above for the primary drivers for each of these changes.
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
The following table contains a reconciliation of net income to EBITDA for the three and six months ended October 31, 2024 and 2023:

	Three months ended		Six months ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Net income	$180,918	$158,782	$361,116	$328,019
Interest, net	12,553	12,306	26,620	24,801
Federal and state income taxes	58,817	49,172	115,925	101,434
Depreciation and amortization	96,592	85,598	191,001	168,503
EBITDA	$348,880	$305,858	$694,662	$622,757
For the three and six months ended October 31, 2024, EBITDA increased by 14.1% and 11.5%, respectively, when compared to the same period a year ago. The increase was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2024, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2024.

Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2024, the Company’s ratio of current assets to current liabilities was 0.88 to 1. The ratio at October 31, 2023 and April 30, 2024 was 1.06 to 1 and 0.87 to 1, respectively. The decrease in the ratio from October 31, 2023, is primarily due to the timing of debt payments, with an increase in current maturities of long-term debt and finance lease obligations associated with the reclassification of the $150,000 Series E notes from long-term debt and finance lease obligations to current maturities, as the full principal balance is coming due June 13, 2025.
Management believes that the net availability under the Bank Line of approximately $49,692 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $552,057 for the six months ended October 31, 2024, compared to $481,780 for the comparable period in the prior year, an increase of $70,277. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (excluding depreciation and amortization) of $150,500, offset by an increase in operating expenses of $78,595. Refer to "Six Months Ended October 31, 2024 Compared to Six Months Ended October 31, 2023" starting on page 16 for further details on the primary drivers for the changes in revenue, cost of goods sold, and operating expenses. Additionally, cash paid for income taxes increased by $46,470 from the prior year, driven primarily by the decrease in accelerated tax depreciation on acquisitions and capital expenditures during the 2025 fiscal year compared to the 2024 fiscal year. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. The increase in operating cash flows, compared to the prior year, was also favorably impacted by an increase in operating cash flows of $35,991 due to the timing of inventory purchases.
Cash used in investing activities decreased $61,176. During the first six months of fiscal 2025, the Company expended $257,567 for purchases of property and equipment and payments for acquisitions compared to $315,314 for the comparable period in the prior year. The decrease in cash used in investing activities was largely attributable to a decrease in acquisition related activity compared to the prior year. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Cash provided by financing increased $1,142,884, from the comparable period of the prior year, primarily due to the proceeds from long-term debt of $1,100,000, incurred on October 30, 2024, to fund the Fikes acquisition, which closed subsequent to quarter end on November 1, 2024. The proceeds have been recognized as restricted cash within long-term assets in the condensed consolidated balance sheets as of October 31, 2024. As a result, the proceeds do not impact the current ratios discussed above. For additional information, please refer to Note 4 and Note 9. Additionally, cash provided by financing was positively impacted by a decrease in share repurchase related activity of $58,757.

As of October 31, 2024, the Company had long-term debt consisting of:

Finance lease liabilities	$108,641
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	87,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	37,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	231,250
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	850,000
Less debt issuance costs	(6,411)
2,707,480
Less current maturities	(245,558)
$2,461,922
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of October 31, 2024, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $10.6 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (pipeline and terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. Derivative contracts outstanding were immaterial to the financial statements as of October 31, 2024 and for the period then ended.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter
August 1 - August 31, 2024	—	$—	—	$295,109,710
September 1- September 30, 2024	—	—	—	295,109,710
October 1 - October 31, 2024	—	—	—	295,109,710
Total	—		—	$295,109,710
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. As of October 31, 2024, $295.1 million remained available for future purchases under this share repurchase program.

Item 6. Exhibits.

Exhibit No.	Description
2.1^
Equity Purchase Agreement by and among Casey’s General Stores, Inc., Fikes Wholesale, Inc., Group Petroleum Services, Inc., the Representative, and certain other parties thereto, dated July 25, 2024 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 26, 2024)

2.2^	Amendment to Equity Purchase Agreement dated September 3, 2024 (incorporate by reference to Exhibit 2.2 to Form 10-Q filed September 4, 2024)
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2	Seventh Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 7, 2023)
4.1^	Note Purchase Agreement Dated October 4, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 9, 2024)
4.2	Second Amendment to 2013 Note Purchase Agreement (incorporate by reference to Exhibit 4.2 to Form 8-K filed October 9, 2024)
4.3	Second Amendment to 2016 Note Purchase Agreement (incorporate by reference to Exhibit 4.3 to Form 8-K filed October 9, 2024)
4.4	Second Amendment to 2017 Note Purchase Agreement (incorporate by reference to Exhibit 4.4 to Form 8-K filed October 9, 2024)
4.5	First Amendment to 2020 Note Purchase Agreement (incorporate by reference to Exhibit 4.5 to Form 8-K filed October 9, 2024)
10.1^
First Amendment to Credit Agreement and Incremental Amendment, dated as of October 30, 2024, among Casey’s General Stores, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2024)

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

CASEY’S GENERAL STORES, INC.

Date: December 9, 2024	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)