Form 10-Q
period 2025-01-31
CASEYS GENERAL STORES INC
filed 2025-03-11
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2025
Common stock, no par value per share	37,119,004 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2025	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$394,815	$206,482
Receivables	166,231	151,793
Inventories	482,101	428,722
Prepaid and other current assets	39,585	25,791
Income taxes receivable	16,924	17,066
Total current assets	1,099,656	829,854
Operating lease right-of-use assets, net	420,069	115,819
Other assets, net of amortization	118,962	79,740
Goodwill	1,240,598	652,663
Property and equipment, net of accumulated depreciation of $3,062,910 at January 31, 2025 and $2,883,925 at April 30, 2024	5,340,893	4,669,357
Total assets	$8,220,178	$6,347,433

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$243,755	$53,181
Accounts payable	585,865	569,527
Accrued expenses and current portion of operating lease liabilities	366,018	330,758
Total current liabilities	1,195,638	953,466
Long-term debt and finance lease obligations, net of current maturities	2,439,038	1,582,758
Deferred income taxes	638,197	596,850
Operating lease liabilities, net of current portion	437,155	111,100
Insurance accruals, net of current portion	31,240	30,046
Other long-term liabilities	61,594	57,832
Total liabilities	4,802,862	3,332,052
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	37,568	27,453
Retained earnings	3,379,748	2,987,928
Total shareholders’ equity	3,417,316	3,015,381
Total liabilities and shareholders' equity	$8,220,178	$6,347,433
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Total revenue	$3,903,633	$3,329,247	$11,948,141	$11,262,898
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,991,065	2,542,724	9,121,758	8,713,060
Operating expenses	670,200	568,908	1,889,353	1,709,466
Depreciation and amortization	105,203	88,950	296,204	257,453
Interest, net	29,415	14,146	56,035	38,947
Income before income taxes	107,750	114,519	584,791	543,972
Federal and state income taxes	20,653	27,586	136,578	129,020
Net income	$87,097	$86,933	$448,213	$414,952
Net income per common share
Basic	$2.35	$2.34	$12.08	$11.15
Diluted	$2.33	$2.33	$12.01	$11.09
Basic weighted average shares outstanding	37,125,570	37,100,143	37,112,506	37,210,007
Plus effect of stock compensation	236,486	235,940	213,474	199,531
Diluted weighted average shares outstanding	37,362,056	37,336,083	37,325,980	37,409,538
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2024	37,008,488	$27,453	$2,987,928	$3,015,381
Net income	—	—	180,198	180,198
Dividends declared (50 cents per share)	—	—	(18,763)	(18,763)
Share-based compensation (net of tax withholding on employee share-based awards)	102,663	(13,896)	—	(13,896)
Balance at July 31, 2024	37,111,151	13,557	3,149,363	3,162,920
Net income	—	—	180,918	180,918
Dividends declared (50 cents per share)	—	—	(18,823)	(18,823)
Share-based compensation (net of tax withholding on employee share-based awards)	5,830	12,431	—	12,431
Balance at October 31, 2024	37,116,981	25,988	3,311,458	3,337,446
Net income	—	—	87,097	87,097
Dividends declared (50 cents per share)	—	—	(18,807)	(18,807)
Share-based compensation (net of tax withholding on employee share-based awards)	1,167	11,580	—	11,580
Balance at January 31, 2025	37,118,148	$37,568	$3,379,748	$3,417,316

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2023	37,263,248	$110,037	$2,550,629	$2,660,666
Net income	—	—	169,237	169,237
Dividends declared (43 cents per share)	—	—	(16,214)	(16,214)
Repurchase of common stock	(123,569)	(29,893)	—	(29,893)
Share-based compensation (net of tax withholding on employee share-based awards)	126,774	(7,501)	—	(7,501)
Balance at July 31, 2023	37,266,453	72,643	2,703,652	2,776,295
Net income	—	—	158,782	158,782
Dividends declared (43 cents per share)	—	—	(16,160)	(16,160)
Repurchase of common stock	(110,481)	(30,391)	—	(30,391)
Share-based compensation (net of tax withholding on employee share-based awards)	8,223	8,865	—	8,865
Balance at October 31, 2023	37,164,195	51,117	2,846,274	2,897,391
Net income	—	—	86,933	86,933
Dividends declared (43 cents per share)	—	—	(16,132)	(16,132)
Repurchase of common stock	(108,127)	(30,419)	—	(30,419)
Share-based compensation (net of tax withholding on employee share-based awards)	1,156	9,688	—	9,688
Balance at January 31, 2024	37,057,224	$30,386	$2,917,075	$2,947,461

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine months ended January 31,
	2025	2024
Cash flows from operating activities:
Net income	$448,213	$414,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,204	257,453
Amortization of debt issuance costs	1,132	833
Change in excess replacement cost over LIFO inventory valuation	9,358	7,786
Share-based compensation	35,489	29,349
Loss on disposal of assets and impairment charges	8,993	892
Deferred income taxes	51,204	48,213
Changes in assets and liabilities:
Receivables	12,067	(15,146)
Inventories	(8,129)	(33,762)
Prepaid and other current assets	(11,287)	(7,839)
Accounts payable	(78,246)	(93,480)
Accrued expenses	(5,617)	(10,905)
Income taxes	276	2,335
Other, net	(2,661)	3,919
Net cash provided by operating activities	756,996	604,600
Cash flows from investing activities:
Purchase of property and equipment	(325,499)	(325,726)
Payments for acquisition of businesses, net of cash acquired	(1,211,567)	(296,809)
Proceeds from sales of assets	14,529	20,351
Net cash used in investing activities	(1,522,537)	(602,184)
Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	—
Payments of long-term debt and finance lease obligations	(60,981)	(48,364)
Payments of debt issuance costs	(5,292)	—
Payments of cash dividends	(53,745)	(46,975)
Repurchase of common stock and payment of related excise taxes	(734)	(89,768)
Tax withholdings on employee share-based awards	(25,374)	(18,297)
Net cash provided by (used in) financing activities	953,874	(203,404)

Net increase (decrease) in cash and cash equivalents	188,333	(200,988)
Cash and cash equivalents at beginning of the period	206,482	378,869
Cash and cash equivalents at end of the period	$394,815	$177,881

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2025	2024
Cash paid during the period for:
Interest, net of amount capitalized	$52,565	$43,316
Income taxes, net	84,506	72,037

Noncash activities:
Purchased property and equipment in accounts payable	69,299	82,785
Right-of-use assets obtained in exchange for new finance lease liabilities	12,590	14,035
Right-of-use assets obtained in exchange for new operating lease liabilities	315,124	12,613
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
As of January 31, 2025, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,893 convenience stores in 20 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2025 and April 30, 2024, the results of operations for the three and nine months ended January 31, 2025 and 2024, and shareholders' equity and cash flows for the nine months ended January 31, 2025 and 2024. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the most recent audited financial statements for our consideration of new accounting pronouncements issued prior to this fiscal year.
Certain amounts in the prior year have been reclassified to conform to the current year presentation.
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
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of January 31, 2025 and April 30, 2024, the Company recognized a contract liability of $61,810 and $52,934, respectively, primarily related to the Casey's Rewards program, which is included in accrued expenses on the condensed consolidated balance sheets.
Gift card related revenue is recognized as the gift cards are used by the guest. Gift card breakage revenue is recognized based on the estimated gift card breakage rate over the pro rata usage of the card. As of January 31, 2025 and April 30, 2024, the Company recognized a liability of $20,363 and $17,985, respectively, related to outstanding gift cards, which is included in accrued expenses on the condensed consolidated balance sheets.

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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $2,454,000 and $1,375,000 at January 31, 2025 and April 30, 2024, respectively. The fair value calculated excludes finance lease obligations of $107,301 and $101,818 outstanding at January 31, 2025 and April 30, 2024, respectively, which are included with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $3,365 and $9,543, for the three and nine months ended January 31, 2025, and $2,238 and $10,290, for the three and nine months ended January 31, 2024. Interest, net is also net of interest capitalized of $564 and $1,472, for the three and nine months ended January 31, 2025, and $901 and $2,381, for the three and nine months ended January 31, 2024, respectively.
Series I and J Senior Notes
On October 4, 2024, the Company entered into a note purchase agreement with respect to the issuance of $250,000 aggregate principal amount of senior notes, consisting of: (i) $150,000 aggregate principal amount of 5.23% Senior Notes, Series I, due November 2, 2031; and (ii) $100,000 aggregate principal amount of 5.43% Senior Notes, Series J, due November 2, 2034 (collectively, the “Notes”). The Notes were issued on October 30, 2024. Interest on the Notes is payable semi-annually on May 2 and November 2 of each year. The Company used the proceeds of the Notes to partially fund the Fikes Wholesale acquisition. For additional information on the Fikes Wholesale acquisition, please refer to Note 6. As of January 31, 2025, there was $250,000 outstanding on the Notes.
Amended Credit Agreement
The Company is party to a credit agreement, dated as of April 21, 2023 (the “Existing Credit Agreement”). On October 30, 2024, the Company entered into an amendment to the Existing Credit Agreement (the “Amendment” and, together with the Existing Credit Agreement, the “Credit Agreement”), pursuant to which the Company incurred an incremental term loan in an aggregate principal amount of $850,000 (the “Incremental Term Loan”). The outstanding principal balance of the Incremental Term Loan is required to be repaid in equal quarterly installments of $10,625 on the last business day of each March, June, September, and December, commencing March 31, 2025, with the remaining balance due on October 30, 2029. The proceeds of the Incremental Term Loan were used to partially fund the Fikes Wholesale acquisition (see further discussion of the Fikes Wholesale acquisition in Note 6). As of January 31, 2025, there was $850,000 outstanding on the Incremental Term Loan.
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
Revolving Facility
The Credit Agreement also provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). The Company had $0 outstanding under the Revolving Facility at January 31, 2025 and April 30, 2024.

Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of January 31, 2025, the availability under the Bank Line is encumbered by letters of credit totaling $308. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at January 31, 2025 and April 30, 2024. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At January 31, 2025, there were 954,086 shares available for grant under the 2018 Plan.
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

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2024	491,862	$229
Granted	109,754	343
Vested	(178,096)	223
Forfeited	(8,709)	253
Performance Award Adjustments	35,443	246
Unvested at January 31, 2025	450,254	$261
Total share-based compensation costs recorded for employees and non-employee directors for the nine months ended January 31, 2025 and 2024 were $35,489 and $29,349, respectively, related entirely to restricted stock unit awards. As of January 31, 2025, there was $47,578 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2028, with a weighted average remaining term of 1.1 years. The fair value of restricted stock unit awards vested for the nine months ended January 31, 2025 was $65,361 as of the applicable vest date.

6.    Acquisitions
On November 1, 2024, the Company closed on the acquisition of Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (collectively “Fikes”) through an equity purchase agreement. As part of the acquisition, the Company acquired 100% of the equity of Fikes. The transaction includes 198 retail locations and a fuel terminal, commissary, and wholesale network, where the Company will manage fuel wholesale supply agreements to certain locations. A combination of the land and/or building at 101 retail locations are subject to lease agreements. The acquisition brought 148 additional stores to Texas, as well as 50 stores in Alabama, Florida, and Mississippi. This acquisition met the criteria to be considered a business combination.
The acquisition was recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. Fair values were determined using Level 3 inputs, which are unobservable inputs that are not corroborated by market data. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Goodwill of $574,207 was recognized as the result of the acquisition and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. Almost all of the goodwill associated with this transaction will be deductible for income tax purposes over 15 years.
The aggregate purchase price for the acquisition totaled $1,165,752, which is gross of cash and cash equivalents acquired and includes an amount accrued for final settlement of $6,912, which is included in accrued expenses on the condensed consolidated balance sheets as of January 31, 2025. Upon closing, $1,158,840 was paid in cash using available cash on hand and proceeds from the Incremental Term Loan, and the issuance of the Notes. For further information, see Note 4.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the customer relationships, trade name, leases, and property and equipment acquired. The valuation is still in process and, as a result, amounts related to goodwill, customer relationships, trade name, leases, property and equipment, and deferred income taxes are provisional measurements and are subject to change. Additionally, the accounting related to contingent liabilities and the working capital adjustment is considered provisional and subject to change.

Assets acquired:
Cash and cash equivalents	$60,212
Receivables	25,368
Inventories	50,928
Prepaid and other current assets	2,509
Deferred income taxes	9,857
Property and equipment	533,040
Operating lease right-of-use assets	314,364
Other assets	940
Customer relationships and trade name	38,000
Goodwill	574,207
Total assets	1,609,425
Liabilities assumed:
Accounts payable	70,892
Accrued expenses and other long-term liabilities	21,972
Operating lease liabilities	350,809
Total liabilities	443,673
Net assets acquired and total purchase price	$1,165,752
Customer relationships and trade name will be amortized over their respective useful lives of 15 years and 4 years, and are included within other assets, net of amortization in the condensed consolidated balance sheets as of January 31, 2025. These assets were valued using the multi-period excess earnings method, and relief from royalty method, respectively.
Acquisition-related transaction costs are recognized as period costs as incurred. The Company incurred total acquisition-related transaction costs of $13,482 and $22,227 for the three and nine months ended January 31, 2025, respectively, for the Fikes acquisition, which are recorded within operating expenses on the consolidated statements of income.
The Company recognized approximately $459,422 of revenue related to the acquired locations in the condensed consolidated statements of income for the three and nine months ended January 31, 2025. The impact to net income related to the acquired locations was not material for the three and nine months ended January 31, 2025.

During the nine months ended January 31, 2025, the Company acquired a further 30 stores through a variety of transactions, pursuant to the terms and conditions of the individual asset purchase agreements. The majority of these acquisitions meet the criteria to be considered business combinations, and have been recorded in the financial statements in line with the methods discussed above. The impact of these acquisitions is not considered to be material.
Pro Forma Information
The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition of Fikes occurred at the beginning of the first fiscal year of the periods presented (amounts in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Total revenue	$3,903,633	$3,825,442	$13,018,515	$12,935,739
Net income	$95,890	$71,445	$448,799	$372,624
Net income per common share
Basic	$2.58	$1.93	$12.09	$10.01
Diluted	$2.57	$1.91	$12.02	$9.96

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

8.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $12,737 and $10,747 at January 31, 2025 and April 30, 2024, respectively. If this unrecognized tax benefit were ultimately recognized, $10,062 is the amount that would impact our effective tax rate. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $525 at January 31, 2025, and $350 at April 30, 2024. Net interest and penalties included in income tax expense for the nine months ended January 31, 2025 and 2024 was a net expense of $175 and $212, respectively.
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
The federal statute of limitations remains open for the tax years 2021 and forward. Tax years 2019 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

9.    Segment Reporting
As of January 31, 2025, we operated 2,893 stores in 20 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenue and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
As of January 31, 2025, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "CEFCO", "Bucky's", or "Lone Star Food Store", referred to as "Casey's" or the "Company") throughout 20 states, approximately half of which are located in Iowa, Missouri and Illinois. On November 1, 2024, the Company closed on the acquisition of Fikes Wholesale and Group Petroleum Services (collectively "Fikes"), owner of CEFCO Convenience Stores, which added 198 total stores, including 148 additional stores in Texas, as well as 50 stores in Alabama, Florida, and Mississippi, which are the first stores Casey's has operated in these states.
Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service. As of January 31, 2025, there were a total of 2,893 stores in operation.
All convenience stores carry a broad selection of food items (which at most stores includes, but is not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other nonfood items. As of January 31, 2025, 260 store locations offered car washes. In addition, all but six store locations offer fuel for sale on a self-service basis.
The Company had 63 stores operating under the "GoodStop (by Casey’s)" brand and 12 stores operating under the "Lone Star Food Store" brand as of January 31, 2025. Additionally, the majority of the stores acquired from Fikes are currently operating under the "CEFCO" brand. Similar to most of our store footprint, the "GoodStop", "Lone Star Food Store" and "CEFCO" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings.
The Company is also temporarily operating certain locations under the name "Bucky's" and is in the process of transitioning most of the "Bucky's" locations to either the "Casey's" or "GoodStop" brand. These locations typically have similar offerings to the "Casey’s" or "GoodStop" branded stores.
As part of the Fikes transaction, the Company expanded our wholesale network where Casey’s manages fuel wholesale supply agreements to certain dealer sites and other wholesale locations. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count in the table below. Approximately 3% and 2% of total revenue for the three and nine-months ended January 31, 2025, respectively, relates to this wholesale network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to most of our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center facility in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $2.33 for the third quarter of fiscal 2025. For the same quarter a year-ago, diluted earnings per common share was also $2.33.
The following table represents the roll forward of store growth through the third quarter of fiscal 2025:

Store Count
Total stores at April 30, 2024	2,658
New store construction	21
Acquisitions	228
Acquisitions not opened	(1)
Prior acquisitions opened	1
Closed	(14)
Total stores at January 31, 2025	2,893

Fuel Volatility
Since early calendar 2020, the price of crude oil, and in turn the wholesale cost of refined fuel products, has been volatile compared to historical averages. Initially, at the outset of the COVID-19 pandemic, oil and fuel prices fell dramatically; however, as the economy in general began to emerge from the pandemic, prices began to modestly increase over time. Oil and fuel prices continued to be impacted throughout fiscal 2024 and through the third quarter of fiscal 2025 as a result of geopolitical issues and localized supply disruptions.
In addition, during the past four calendar years, the Company, and the retail fuel industry, has experienced historically high average revenue less cost of goods sold per gallon (exclusive of depreciation and amortization). Although this has remained relatively consistent since that time, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (exclusive of depreciation and amortization) may remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, higher interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's continues its process of implementing an electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 20-state footprint. As of January 31, 2025, the Company has 230 charging stations at 47 stores, across 13 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging stations at select stores.
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
Same-store sales of prepared food and dispensed beverage increased 4.7% and grocery and general merchandise increased 3.3% during the quarter. The increase in prepared food and dispensed beverage same-store sales was attributable to strong sales of hot sandwiches and bakery. The increase in grocery and general merchandise same-store sales was primarily due to sales of non-alcoholic beverages. Additionally, the third quarter results reflected a 1.8% increase in same-store fuel gallons sold.

Three Months Ended January 31, 2025 Compared to
Three Months Ended January 31, 2024
(Dollars and Amounts in Thousands)

Three Months Ended January 31, 2025	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$397,151	$1,003,274	$2,366,822	$136,386	$3,903,633
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$229,535	$343,544	$302,058	$37,431	$912,568
	57.8%	34.2%	12.8%	27.4%	23.4%
Fuel gallons sold			829,761
Three Months Ended January 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$349,411	$865,548	$2,051,674	$62,614	$3,329,247
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$208,327	$293,184	$257,246	$27,766	$786,523
	59.6%	33.9%	12.5%	44.3%	23.6%
Fuel gallons sold			689,251
Total revenue for the third quarter of fiscal 2025 increased by $574,386 (17.3%) over the comparable period in fiscal 2024 primarily driven by $459,422 of additional revenue from the Fikes acquisition, which included 198 additional convenience stores and a wholesale fuel network. Prepared food and dispensed beverage revenue increased by $47,740 (13.7%), due to an increase in same-store sales of 4.7% driven by strong sales of hot sandwiches and bakery, as well as an increase of approximately 9.0% related to store growth. Grocery and general merchandise revenue increased by $137,726 (15.9%), due to an increase in same-store sales of 3.3% driven by sales of non-alcoholic beverages, as well as an increase of approximately 12.6% related to store growth. Retail fuel revenue increased by $315,148 (15.4%) due to an increase in the number of gallons sold of 140,510 (20.4%). This was partially offset by a decrease in the average retail price per gallon of 4.2%.
The other revenue category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue increased $73,772 (117.8%) for the third quarter of fiscal 2025 compared to the prior year, driven primarily by an increase in wholesale fuel revenue, as a result of the Fikes acquisition in the current period.
Total revenue less cost of goods sold (exclusive of depreciation and amortization) was 23.4% of revenue for the third quarter of fiscal 2025, compared to 23.6% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 57.8% of prepared food and dispensed beverage revenue for the third quarter of fiscal 2025, compared to 59.6% for the comparable period in the prior year driven primarily by the acquisition of Fikes, as the current offerings at these acquired stores have a lower percentage than a Casey's store. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) was relatively consistent at 34.2%, compared to 33.9% of grocery and general merchandise revenue for the comparable period in the prior year.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.8% of fuel revenue during the third quarter of fiscal 2025, compared to 12.5% for the comparable period in the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon decreased to 36.4 cents in the third quarter of fiscal 2025, compared to 37.3 cents for the comparable period in the prior year. The Company sold 4.0 million RINs (renewable identification numbers) for $2,557 during the quarter, compared to the sale of 4.2 million RINs in the third quarter of the prior year, which generated $3,379 (see Note 3, above, for a further description of RINs and how they are generated).
Other revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 27.4% of other revenue for the third quarter of fiscal 2025, compared to 44.3% for the comparable period in the prior year driven primarily by increased activity within the wholesale network. The wholesale network, which is presented gross of applicable costs, contributes a lower percentage of revenue than other categories, that are presented net of costs, and as a result, decreases the combined percentage of other revenue. While the other revenue less related cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue decreased, the total dollar amount increased from $27,766 to $37,431 (34.8%

increase). Approximately, 12.8% of this increase was related to an increase in wholesale fuel activity, due to the acquisition of Fikes. The remaining increase is primarily due to an increase in store count from the prior year.
Operating expenses increased $101,292 (17.8%) to $670,200 in the third quarter of fiscal 2025. Approximately 14% of the increase is due to operating 254 more stores than the comparable period in the prior year. This increase includes one-time deal and integration costs of $13,482 incurred as part of the Fikes acquisition. Same-store employee expense contributed to approximately 1% of the increase, as the increases in labor rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $16,253 (18.3%) to $105,203 in the third quarter of fiscal 2025, primarily due to operating 254 more stores than a year ago.
Interest, net increased $15,269 (107.9%) to $29,415 in the third quarter of fiscal 2025. This was primarily attributable to an increase in interest expense as a result of the issuance of the Incremental Term Loan and the Series I and J Notes. The Company used the proceeds to partially fund the Fikes acquisition. For further information, see Note 4.
The effective tax rate decreased to 19.2% in the third quarter of fiscal 2025 compared to 24.1% in the same period of fiscal 2024. The decrease in the effective tax rate was primarily due to a one-time benefit to update the state deferred tax rate following the Fikes acquisition.
Net income was relatively consistent in the third quarter of fiscal 2025 at $87,097 compared to $86,933 in the comparable period as increases in revenue less cost of goods sold (exclusive of depreciation and amortization), were offset by increases in operating expenses, depreciation and amortization, and interest expense. See discussion in the paragraphs above for the primary drivers for each of these changes.
Nine Months Ended January 31, 2025 Compared to
Nine Months Ended January 31, 2024
(Dollars and Amounts in Thousands)

Nine Months Ended January 31, 2025	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$1,220,107	$3,121,949	$7,337,096	$268,989	$11,948,141
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$711,034	$1,096,018	$928,858	$90,473	$2,826,383
	58.3%	35.1%	12.7%	33.6%	23.7%
Fuel gallons sold			2,378,211
Nine Months Ended January 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$1,104,705	$2,826,914	$7,125,485	$205,794	$11,262,898
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$650,852	$960,357	$863,059	$75,570	$2,549,838
	58.9%	34.0%	12.1%	36.7%	22.6%
Fuel gallons sold			2,133,680
Total revenue for the first nine months of fiscal 2025 increased by $685,243 (6.1%) over the comparable period in fiscal 2024 primarily driven by $459,422 of additional revenue from the Fikes acquisition, which included 198 additional convenience stores and a wholesale fuel network. Prepared food and dispensed beverage revenue increased by $115,402 (10.4%) due to an increase in same-store sales of 4.4% driven by improved sales of hot sandwiches, bakery, and dispensed beverages, as well as an increase of approximately 6.0% related to store growth. Grocery and general merchandise revenue increased by $295,035 (10.4%) due to an increase of approximately 7.8% related to store growth, as well as an increase in same-store sales of 2.6% driven by strong sales of non-alcoholic and alcoholic beverages. Retail fuel revenue increased by $211,611 (3.0%) due to an increase in the number of gallons sold of 244,531 (11.5%), partially offset by the average retail price per gallon decreasing 7.6%.
The other revenue category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue increased $63,195 (30.7%) for the first nine months of fiscal 2025 compared to the prior year, driven primarily by an increase in wholesale fuel revenue, as a result of the Fikes acquisition in the current period.

Revenue less cost of goods sold (exclusive of depreciation and amortization) was 23.7% of revenue for the first nine months of fiscal 2025, compared to 22.6% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 58.3% of prepared food and dispensed beverage revenue, compared to 58.9% for the comparable period in the prior year driven primarily by the acquisition of Fikes, as the current offerings at these acquired stores have a lower percentage than a Casey's store. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 35.1% of grocery and general merchandise revenue, compared to 34.0% in the prior year. The current year percentage was positively impacted by product mix.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 12.7% of fuel revenue for the first nine months of fiscal 2025, compared to 12.1% for the first nine months of the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon was 39.1 cents for the first nine months of fiscal 2025 compared to 40.4 cents in the prior year. The Company sold 18.8 million RINs (renewable identification numbers) for $12,315 during the nine months of fiscal 2025, compared to the sale of 23.9 million RINs in the prior year, which generated $32,005 (see Note 3, above, for a further description of RINs and how they are generated).
Other revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 33.6% of other revenue for the third quarter of fiscal 2025, compared to 36.7% for the comparable period in the prior year driven primarily by increased activity within the wholesale network. The wholesale network, which is presented gross of applicable costs, contributes a lower percentage of revenue than other categories, that are presented net of costs, and as a result, decreases the combined percentage of other revenue. While the other revenue less related cost of goods sold (exclusive of depreciation and amortization) as a percentage of revenue decreased, the total dollar amount increased from $75,570 to $90,473 (19.7% increase), primarily due to an increase in store count from the prior year. Other revenue less related cost of goods sold (exclusive of depreciation and amortization) was also favorably impacted by an increase in wholesale fuel activity (approximately 3.9%) in the current year.
Operating expenses increased by $179,887 (10.5%) in the first nine months of fiscal 2025 from the comparable period in the prior year. Approximately 8% of the increase is due to operating 254 more stores than the comparable period in the prior year. This increase includes one-time deal and integration costs of $22,227 incurred as part of the Fikes acquisition. Same-store employee expense contributed to approximately 1% of the increase.
Depreciation and amortization expense increased $38,751 (15.1%) to $296,204 for the first nine months of fiscal 2025 from $257,453 for the comparable period in the prior year, primarily due to operating 254 more stores than a year ago.
Interest, net increased by $17,088 (43.9%) to $56,035 for the first nine months of fiscal 2025 from $38,947. This was primarily attributable to an increase in interest expense as a result of the issuance of the Incremental Term Loan and the Series I and J Notes. The Company used the proceeds to partially fund the Fikes acquisition. For further information, see Note 4.
The effective tax rate decreased to 23.4% in the first nine months of the fiscal year compared to 23.7% in the same period of the prior fiscal year. The decrease in the effective tax rate was primarily due to a one-time benefit to update the state deferred tax rate following the Fikes acquisition (0.9%) and an increase in excess tax benefits recognized on share-based awards (0.3%). The effect of these favorable items was partially offset by a one-time benefit in the prior year from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the year (0.9%).
Net income increased by $33,261 (8.0%) to $448,213 from $414,952 in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses, depreciation and amortization and interest expense. See discussion in the paragraphs above for the primary drivers for each of these changes.
Use of Non-GAAP Measures
We define EBITDA as net income before net interest expense, income taxes, and depreciation and amortization. EBITDA is not considered to be a GAAP measure, and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. This measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
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
The following table contains a reconciliation of net income to EBITDA for the three and nine months ended January 31, 2025 and 2024:

	Three months ended		Nine months ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Net income	$87,097	$86,933	$448,213	$414,952
Interest, net	29,415	14,146	56,035	38,947
Federal and state income taxes	20,653	27,586	136,578	129,020
Depreciation and amortization	105,203	88,950	296,204	257,453
EBITDA	$242,368	$217,615	$937,030	$840,372
For the three and nine months ended January 31, 2025, EBITDA increased by 11.4% and 11.5%, respectively, when compared to the same period a year ago. The increase was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2024, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2025.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2025, the Company’s ratio of current assets to current liabilities was 0.92 to 1. The ratio at January 31, 2024 and April 30, 2024 was 0.89 to 1 and 0.87 to 1, respectively.
Management believes that the net availability under the Bank Line of approximately $49,692 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $756,996 for the nine months ended January 31, 2025, compared to $604,600 for the comparable period in the prior year, an increase of $152,396. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (exclusive of depreciation and amortization) of $276,545, offset by an increase in operating expenses of $179,887. Refer to "Nine Months Ended January 31, 2025 Compared to Nine Months Ended January 31, 2024" starting on page 18 for further details on the primary drivers for the changes in revenue, cost of goods sold, and operating expenses. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. The increase in operating cash flows, compared to the prior year, was also favorably impacted by an increase in operating cash flows of $25,633 due to the timing of inventory purchases, as well as an increase of $27,213 related to receivables, due to the timing of receipts from vendors.
Cash used in investing activities increased $920,353. During the first nine months of fiscal 2025, the Company expended $1,537,066 for purchases of property and equipment and payments for acquisitions compared to $622,535 for the comparable period in the prior year. The increase in cash used in investing activities was attributable to an increase in acquisition related activity in the current period, with the Fikes acquisition closing during the quarter. For additional information, please refer to Note 6. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.

Cash provided by financing increased $1,157,278, from the comparable period of the prior year, primarily due to the proceeds from long-term debt of $1,100,000, to partially fund the Fikes acquisition. For additional information, please refer to Note 4 and Note 6. Additionally, cash provided by financing was positively impacted by a decrease in share repurchase related activity of $89,034.

As of January 31, 2025, the Company had long-term debt consisting of:

Finance lease liabilities	$107,301
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	87,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	29,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.51% Senior notes (Series E) due June 13, 2025	150,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	215,625
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	850,000
Less debt issuance costs	(6,133)
2,682,793
Less current maturities	(243,755)
$2,439,038
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

Cautionary Statements
This Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflict in Ukraine and other geopolitical disruptions on our business. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30, 2024:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of January 31, 2025, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $10.4 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (pipeline and terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. Derivative contracts outstanding were immaterial to the financial statements as of January 31, 2025 and for the period then ended.
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
Changes in Internal Controls Over Financial Reporting
We acquired Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (collectively “Fikes”) on November 1, 2024. We will exclude Fikes' controls over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company's controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter
November 1 - November 30, 2024	—	$—	—	$295,109,710
December 1- December 31, 2024	—	—	—	295,109,710
January 1 - January 31, 2025	—	—	—	295,109,710
Total	—	$—	—	$295,109,710
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. As of January 31, 2025, $295.1 million remained available for future purchases under this share repurchase program.

Item 6. Exhibits.

Exhibit No.	Description
2.1^
Equity Purchase Agreement by and among Casey’s General Stores, Inc., Fikes Wholesale, Inc., Group Petroleum Services, Inc., the Representative, and certain other parties thereto, dated July 25, 2024 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 26, 2024)

2.2^	Amendment to Equity Purchase Agreement dated September 3, 2024 (incorporated by reference to Exhibit 2.2 to Form 10-Q filed September 4, 2024)
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2	Seventh Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 7, 2023)
4.1^	Note Purchase Agreement Dated October 4, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 9, 2024)
4.2	Second Amendment to 2013 Note Purchase Agreement (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 9, 2024)
4.3	Second Amendment to 2016 Note Purchase Agreement (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 9, 2024)
4.4	Second Amendment to 2017 Note Purchase Agreement (incorporated by reference to Exhibit 4.4 to Form 8-K filed October 9, 2024)
4.5	First Amendment to 2020 Note Purchase Agreement (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 9, 2024)
10.1^
First Amendment to Credit Agreement and Incremental Amendment, dated as of October 30, 2024, among Casey’s General Stores, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2024)

10.2	Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 9, 2024)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

CASEY’S GENERAL STORES, INC.

Date: March 11, 2025	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)