Form 10-K
period 2025-04-30
CASEYS GENERAL STORES INC
filed 2025-06-23
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2024, was approximately $14.6 billion based on the closing sales price ($394.02 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 18, 2025
Common Stock, no par value per share	37,180,985 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2025.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
As of April 30, 2025, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "CEFCO", "Bucky's", or "Lone Star Food Store", referred to as "Casey's" or the "Company") throughout 20 states, approximately half of which are located in Iowa, Missouri and Illinois. On November 1, 2024, the Company closed on the acquisition of Fikes Wholesale and Group Petroleum Services (collectively "Fikes"), owner of CEFCO Convenience Stores, which added 198 total stores, including 148 additional stores in Texas, as well as 50 stores in Alabama, Florida, and Mississippi, which are the first stores Casey's has operated in these states. The acquisition also included the Company's first fuel terminal, located in Waco, Texas.
Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service. As of April 30, 2025, there were a total of 2,904 stores in operation.
All convenience stores carry a broad selection of food items (which at most stores includes, but is not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, groceries, health and beauty aids, automotive products, and other non-food items. As of April 30, 2025, 260 store locations offered car washes. In addition, all but six store locations offer fuel for sale on a self-service basis.
The Company had 63 stores operating under the "GoodStop (by Casey’s)" brand, 12 stores operating under the "Lone Star Food Store" brand, and was also temporarily operating certain locations under the name "Bucky's" as of April 30, 2025. Additionally, the majority of the stores acquired from Fikes are currently operating under the "CEFCO" brand. Similar to most of our store footprint, the "GoodStop", "Lone Star Food Store", "Bucky's" and "CEFCO" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings.
As part of the Fikes transaction, the Company expanded its wholesale network where Casey’s manages fuel wholesale supply agreements to certain dealer sites and other wholesale locations. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count discussed previously. Approximately 2% of total revenue for the year-ended April 30, 2025 relates to this fuel wholesale network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to most of our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center, in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri. The Company also self-distributes the majority of fuel to our stores. The Company had a fleet of approximately 500 tractors used for distribution as of April 30, 2025.
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
General
Casey's corporate purpose is to make life better for communities and guests every day. Many of the smaller communities in which we operate are often not served by national-chain convenience stores. We have succeeded in operating stores in smaller towns by offering, at competitive prices, a broader selection of products than does a typical convenience store. We have also succeeded in meeting the needs of residents in larger communities with these same offerings. We currently own most of our real estate, including substantially all of our stores, all three distribution centers (see discussion of ownership structure of the distribution center in Joplin, Missouri in Note 7), a fuel terminal, a construction and support services facility located in Ankeny, Iowa, and the Store Support Center facility.

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
CRC owns and/or operates certain stores in Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, and South Dakota, holds the rights to the Company's trademarks, service marks, trade names, and other intellectual property, and performs most corporate and strategic functions of the enterprise. CMC owns and/or operates stores in Arkansas, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Wisconsin, and Texas, and is responsible for wholesale operations, including all three distribution centers and management of the wholesale fuel network. CGS Stores, LLC owns and/or operates stores in Tennessee. CSC provides a variety of construction, maintenance and transportation services for all stores.
During the fiscal year, as part of the Fikes acquisition, CMC acquired 100% of the equity interests in CEFCO Stores, LLC and Fikes Wholesale, LLC, and CSC acquired 100% of the equity interests in Group Petroleum Services, LLC ("GPS"), each of which, upon closing, was a Texas limited liability company. These acquired entities currently own and/or operate 198 retail convenience stores under the CEFCO brand name in Alabama, Florida, Mississippi, and Texas, provide fuel and fuel transportation to these stores, manage the acquired fuel wholesale network, and operate the fuel terminal.
Store Operations
Products Offered
The Company delivers value to its guests through a differentiated product assortment where the right products are optimally placed, priced and promoted to drive traffic, revenue and profit. It is our practice to continually make additions and changes to the Company’s product line, especially products with higher margins such as prepared food and our new private label offerings, described below. To facilitate the prepared food offerings, we have installed full kitchens in almost all of our stores, other than those branded as "Bucky's", "GoodStop" and "Lone Star Food Store." Additionally, the majority of the CEFCO stores have kitchens and proprietary hot food programs that differ from the Casey's food offering.
The Company's flagship product is its pizza, which we began preparing and selling in 1984. Pizza is available in almost all of our Casey's stores, and select CEFCO stores, as of April 30, 2025. Additional stores selling pizza will come on line as newly acquired stores are remodeled and kitchens are added. We have also expanded our prepared food offerings, which currently includes made to order cheesy breadsticks, sandwiches and wraps, chicken wings, chicken tenders, breakfast croissants and biscuits, breakfast pizza, breakfast burritos, hash browns, burgers, and bakery items, which currently includes donuts, cookies and brownies, as well as other seasonal items.
The growth in our prepared food and dispensed beverage program reflects the Company’s strategy to promote high-margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of prepared food and dispensed beverage and grocery and general merchandise items have generated about 34% of our total revenue, but they have resulted in approximately 63% of our revenue less cost of goods sold (excluding depreciation and amortization). Revenue less cost of goods sold (excluding depreciation and amortization) as a percentage of revenue on prepared food and dispensed beverage items averaged approximately 58% for the three fiscal years ended April 30, 2025.
Each Casey’s store typically carries over 3,000 packaged food, beverage and non-food items. The selection is a blend of differentiated private label products, as well as favored national and regional brands. Our assortment includes product across the following categories:
•non-alcoholic beverages (soft drinks, energy, water, sports drinks, juices, coffee, tea and dairy)
•alcoholic beverages (beer, wine and spirits)
•packaged foods (snacks, candy, packaged bakery and other food items)
•tobacco and nicotine products
•frozen foods (ice, ice cream, meals and appetizers)
•non-foods (health and beauty aids, automotive, electronic accessories, and housewares)
•services (ATM, lotto/lottery and prepaid cards)
All but six stores offer retail motor fuel products for sale on a self-service basis. Gasoline and diesel fuel are sold under the Casey’s name (or other brands discussed previously) at the majority of our locations.

The Company offers the Casey's Rewards program to bring value to guests and improve the digital guest experience. As part of this program, guests can earn points from online, in-store, or at the pump purchases. Points earned can be redeemed for donations to a local school of the guest's choice, fuel discounts, or Casey's Cash, which can be used on many products sold in our stores. The Rewards program is delivered through Casey’s mobile application. In addition to earning points, guests may receive other program benefits such as special offers and bonus points. At the end of the fiscal year, the Company has over 9 million members enrolled in the program.
Store Design
Casey’s constructs stores that are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. We have a range of store designs differing in size and offerings. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 6 islands of fuel dispensers and storage tanks with capacity for 44,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of guest traffic through all sections of every store. Nearly all locations feature a bright sign which displays the Casey’s, CEFCO, GoodStop, Bucky's, or Lone Star Food Store name and trade/service marks.
Almost all stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate guest traffic patterns.
Store Locations
The Company historically has located many of its stores in smaller towns not served by national-chain convenience stores. We believe that a Casey’s store provides a service generally not otherwise available in smaller towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume and competitive prices. Our store-site selection criteria emphasizes the population of the immediate area and daily highway traffic volume.
Retail Fuel Operations
Retail fuel sales are an important part of our revenue and earnings. The following table summarizes (dollars and gallons in thousands) retail fuel sales for the last three fiscal years ended April 30:

	Year ended April 30,
	2025	2024	2023
Number of gallons sold	3,196,852	2,828,669	2,672,366
Total retail fuel revenue	$9,776,033	$9,402,071	$10,027,310
Percentage of total revenue	61.3%	63.3%	66.4%
Total retail fuel revenue less cost of goods sold (excluding depreciation and amortization)	$1,236,694	$1,116,671	$1,074,913
Percentage of revenue less cost of goods sold (excluding depreciation and amortization)	12.7%	11.9%	10.7%
Average retail price per gallon	$3.06	$3.32	$3.75
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization)	38.68 ¢	39.48 ¢	40.22 ¢
Average number of gallons sold per store*	1,123	1,102	1,092

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Average retail prices of fuel during the year decreased 7.8% from prior year, while the total number of gallons sold during this period increased by 13.0%. Gallons sold were positively impacted by a growing store count as we operated 246 more stores than the prior year. Average revenue less cost of goods sold (excluding depreciation and amortization) per gallon decreased by 2.0%.
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
Distribution and Wholesale Arrangements
CMC supplies most of our stores with various groceries, food, health and beauty aids, and general merchandise from our three distribution centers. The stores place orders for merchandise electronically to the Store Support Center, and the orders are filled with shipments in Company-operated delivery trucks from one of the distribution centers, based on route optimization for the fleet network. Most of our existing and proposed stores are within the three distribution centers' optimum efficiency range—a radius of approximately 500 miles around each distribution center.
In fiscal 2025, a majority of the food and non-food items supplied to stores through the distribution centers were purchased directly from manufacturers. While we consider long-term contracts for potential favorability against short-term contracts, long-term supply contracts are not typically entered into with the suppliers of products sold by our stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
In addition to the products discussed above, CMC supplies the majority of fuel to our stores. Additionally, CMC, along with certain of the newly acquired Fikes entities, supply fuel on a wholesale basis to dealer sites and other wholesale locations. We have entered into various purchase agreements related to our fuel supply, which include varying volume commitments. Prices included in the purchase agreements are indexed to market prices.
Human Capital
Our employees, who we refer to as Team Members, are critical to our business operations and the success of the Company. As of April 30, 2025, we had 23,338 full-time, and 25,934 part-time, Team Members. Approximately 94% are store Team Members, 1% are field management and related Team Members, 1% work in and support our three distribution centers, 1% are fuel or grocery drivers and 3% work out of the Store Support Center, or perform Store Support Center functions.
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
As such, we are committed to providing market-competitive pay and benefits for all positions and offer performance-based compensation opportunities to certain of our full-time Team Members. In addition, the Company offers a 401(k) plan to eligible Team Members, with a 6% match made in Company stock, and all full-time Team Members are eligible for competitive health and welfare benefits, including medical, dental, vision, disability, life insurance and other benefits. Additionally, we offer the Casey's Team Member Support Fund, which is designed to help Team Members facing financial hardships due to catastrophic circumstances.
Workforce Composition
As of the end of the 2025 fiscal year, the Company's Board of Directors consisted of eleven members, five (or 45%) of which are diverse as to gender, and four (or 36%) of which are diverse to race and/or ethnicity. The extended leadership team, which includes all of our Vice-President level executives and above, consists of thirty-three members, 39% of which are diverse as to gender, race and/or ethnicity. Across our entire Team Member base, 57% of our Team Members are female and 17% are diverse as to race and/or ethnicity. We have a robust Anti Harassment and Discrimination Policy of which all Team Members are trained and expected to follow, and we have several mechanisms, including an Ethics and Compliance Hotline, under which Team Members and guests can report a wide range of incidents confidentially or anonymously and without fear of retaliation.

Education and Training
The Company, including its established Learning and Development Department, which serves all levels of the organization, invests significant time and resources in educating and training Team Members by providing them with educational, development and leadership opportunities. These opportunities are provided through a mix of formal onboarding training, safety training, in-person classes, virtual modules and “on-the-job” learning. For example, through its virtual modules, the Company offers over 500 hours of educational opportunities through over 730 classes. In addition, the Company has a formal leadership development program with core curriculum consisting of Development programs for Kitchen Managers, Store Managers, District Managers, a Leadership Excellence Certification, a Finance for Non-Financial Managers program, and an Individualized Development Program for all Officers based on their 360 assessments.
Competition
Our business is highly competitive. Food, including prepared foods, and non-food items similar or identical to those sold by the Company, are generally available from various competitors in the communities served by Casey’s and by certain online retailers. We believe our stores located in smaller towns compete principally with other local grocery and convenience stores, similar retail outlets, including "dollar" stores, and, to a lesser extent, prepared food outlets, restaurants, and expanded fuel stations offering a more limited selection of grocery and food items for sale. Stores located in more heavily populated communities may compete with local and national grocery and drug store chains, quick service restaurants, expanded fuel stations, supermarkets, discount food stores, and traditional convenience stores.
In addition to our inside store products, the fuel business is also highly competitive. The Company competes on the basis of brand, price, and convenience of our fuel products. Similar to inside, stores compete with larger store chains with expanded fuel offerings and increased buying power in more heavily populated communities.
Trademarks and Service Marks
The Company regularly evaluates its portfolio of intellectual property and takes steps to review potential new trademarks and service marks and to renew existing marks. The names "Casey’s", "Casey’s General Store", and "GoodStop (by Casey's)", the marks consisting of the Casey’s design logos (with the words "Casey’s" and "Casey’s General Store"), the weathervane, and certain of our private label product names, are registered trademarks and service marks under federal law. We believe these marks are important in promoting and advertising the Company’s business. In addition, the Company has a number of other registered and unregistered trademarks and service marks that are significant to the Company from an operational and branding perspective (e.g. "Casey’s Pizza", "The Official Pizza and Beer Headquarters", "Casey's Here for Good", "Casey’s Rewards", "Casey’s Cash", etc.). As part of the acquisition of Fikes, the Company acquired the "CEFCO" trademark and other relevant registered and unregistered trademarks and service marks.
Government Regulation (dollars in thousands)
Underground Storage Tanks
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, our new stores have been equipped with noncorroding fiberglass USTs, including double-wall construction, overfill protection, and electronic tank monitoring. We believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
The majority of states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2025, 2024, and 2023, we spent approximately $1,253, $966, and $653, respectively, for assessments and remediation. The majority of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2025 and 2024 we had an accrued liability of $385 and $299, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.
Age-Restricted Products
Almost all of our stores sell a variety of age-restricted products, which may include beer, liquor, tobacco and other nicotine products. The sale of these products is subject to significant regulations and require the Company to procure special sales licenses from local and/or state agencies, which govern their sale. While the costs to procure such licenses is not material, the failure to comply with the conditions of the licenses, or other age-restricted products laws, could result in the suspension or revocation of such licenses, or fines related thereto. In addition to these products, the Company is also subject to rules governing lottery and lotto sales as determined by state lottery commissions in each state in which we make such sales.

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
In the normal course of our business, we obtain, are provided and have access to large amounts of personal data, including but not limited to credit and debit card information, personally identifiable information and other data from and about our guests, Team Members, and suppliers. A compromise or a breach in our systems, or another data security or privacy incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, or other internal or external cyber or data security threats, including but not limited to viruses, denial-of-service attacks, phishing attacks, social engineering attacks, ransomware attacks and other intentional or unintentional disruptions, could occur and have a material adverse effect on our operations and ability to operate, reputation, operating results and financial condition. In addition, similar events at vendors, third-party service providers or other market participants, whether or not we are directly impacted, could negatively affect our business and supply chain or lead to a general loss of guest confidence, which could result in reduced guest traffic and sales.
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
Our business is exposed to fluctuations in prices of commodities. Any increase in the cost or sustained high levels of the cost of cheese, proteins or other commodities could adversely affect the profitability of stores, particularly if we are unable to increase the retail price of our products to offset such costs. We regularly experience inflation in the price of commodities, including food ingredients, which increases our cost of goods sold. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs related to the supply and transportation of food ingredients could adversely affect the profitability of our stores. Many of these factors are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers, given the significant competitive pricing in our industry.
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
A significant percentage of our sales are made with credit cards. Because the interchange and other fees we pay when credit cards are used to make purchases, which the Company has little control over, are based on transaction amounts, higher fuel prices at the pump, higher gallon movement and other increases in price and sales of other items we sell in our stores directly result in higher credit card expenses. These additional fees directly increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees incurred in fiscal 2025 exceeded $250 million.
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
We store fuel in storage tanks at our retail locations and in the fuel terminal acquired in the recent Fikes transaction. Additionally, a significant portion of fuel is transported in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, government imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.
Consumer or other litigation could adversely affect our financial condition and results of operations.
Our retail operations are characterized by a high volume of guest traffic and by transactions involving a wide array of product selections, including prepared food. Retail operations, and in particular our distribution and food-related operations, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we are, and may become a party to, certain personal injury, food safety, product liability, accessibility, data security and privacy and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected.
Additionally, we are occasionally exposed to individual, industry-wide or class/collective-action claims arising from the products we carry, industry-specific business practices or other operational matters, including accessibility, consumer protection, wage-and-hour and other employment related individual and class/collective-action claims. Our defense costs and any resulting damage awards or settlement amounts may be significant and not be covered, or in some instances fully covered, by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our reputation, financial position, liquidity and results of operations.
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
General economic and political conditions, including social and political causes and movements, higher interest rates, higher fuel and other energy costs, inflation, tariffs, increases or fluctuations in commodity prices such as cheese, proteins and coffee, higher levels of unemployment, higher consumer debt levels and lower consumer discretionary spending, higher tax rates and other changes in tax laws or other economic factors may affect the operations of our stores, input costs, construction and transportation costs, consumer spending, buying habits and labor markets generally, and could adversely affect the discretionary income and spending levels of our guests, the costs of the products we sell in our stores, the consumer demand for such products and the labor costs of transporting, storing and selling those products, and the costs of building, acquiring and remodeling stores. These events and their impacts can be unpredictable, and we may not always be able to recapture these higher input costs through pricing strategies or otherwise. In addition, unfavorable economic conditions, especially those affecting the agricultural industry, higher fuel prices, and unemployment levels can affect consumer confidence, spending patterns, and miles driven, and can cause guests to purchase less, visit our stores less often or “trade down” to lower priced products in certain categories when these conditions exist. These factors can lead to store traffic and sales declines, and in turn have an adverse impact on our business, financial condition and results of operations.
Developments related to fuel efficiency, fuel conservation practices, climate change, and changing consumer preferences may decrease the demand for motor fuel.
Technological advances and consumer behavior in reducing fuel use, governmental mandates to improve fuel efficiency and consumer desire or regulations to lower carbon emissions could lessen the demand for our largest revenue product, petroleum-based motor fuel, which may have a material adverse effect on our business, financial condition, and results of operation. In addition, a shift toward electric, hybrid, hydrogen, natural gas or other alternative fuel-powered vehicles, could fundamentally change the shopping and driving habits of our guests or lead to new forms of fueling destinations or new competitive pressures. Any of these outcomes could potentially result in fewer guest visits to our stores, decreases in sales revenue across all categories or lower profit margins, which could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable weather conditions can adversely affect our business.
The vast majority of our stores, our distribution centers, and our corporate offices, are located in the Midwest region of the United States, which is susceptible to tornadoes, thunderstorms, extended periods of rain or unseasonably cold temperatures, flooding, ice storms, and heavy snow. In addition, certain of the stores acquired in the Fikes transaction are located in the South, in particular Florida, which is susceptible to hurricanes. Inclement weather conditions could damage our facilities, impact our supply chain and the supply chain of our vendors, or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our stores, distribution centers or corporate offices. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. When weather conditions are not favorable during a particular period, our operating results and cash flow from operations could be adversely affected.
The volatility of wholesale petroleum costs could adversely affect our operating results.
Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our retail fuel revenues accounted for approximately 64% of total revenue and our retail fuel revenue less cost of goods sold (excluding depreciation and amortization) accounted for approximately 34% of the total revenue less cost of goods sold (excluding depreciation and amortization). Crude oil and domestic wholesale petroleum markets are currently, and in the recent past have been, marked by significant volatility. General political conditions, threatened or actual acts of war or terrorism, instability or other changes in oil producing regions, including the Middle East, South America and Europe, and trade, economic or other disagreements between oil producing nations, can, and recently have, significantly affected crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, severe weather events in oil producing regions, the lack of capacity at United States oil refineries or, in our case, the level of fuel contracts that we have that guarantee an uninterrupted, unlimited supply of fuel. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel and other discretionary purchases. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.
The convenience store industry is highly competitive.
The convenience store and retail fuel industries in which we operate are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with many other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, "dollar" stores, club stores, fast food outlets, restaurants, coffee shops and other small box beverage outlets, mass merchants, and a variety of other national and local retail companies, including retail gasoline companies that have more extensive retail outlets, greater brand name recognition and more established fuel supply arrangements. Several non-traditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the retail fuel business and have obtained a share of the fuels market. Certain of these non-traditional retailers may use more extensive promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and gasoline sales. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may have a greater ability to bear the economic risks inherent in our industry and may be able to respond better to changes in the economy and new opportunities within the industry, including those related to electric vehicle charging stations. This intense competition could adversely affect our revenues and profitability and have a material adverse impact on our business and results of operations.
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
Information security and data privacy have been, and continue to be, vitally important to the Company. Our Board, in coordination with the Audit Committee, provides oversight of the Company’s major information technology risk exposures, including those related to cybersecurity, data privacy and data security, and oversees the steps management has taken to monitor and mitigate such risk exposures. Cybersecurity and related matters are recurring topics at Audit Committee meetings and the Company’s Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO") regularly provide the Audit Committee, and periodically the entire Board, with updates on the Company’s cybersecurity risk profile and strategy. These updates include both qualitative and quantitative information on the effectiveness of the Company’s cybersecurity controls.
Our CIO is responsible for the strategic leadership and direction of the Company’s information technology organization. As a part thereof, the Company has implemented an information security program, directly overseen by our CISO, that consists of controls and processes designed to prevent, detect, and manage reasonably foreseeable cybersecurity risks and threats, and which is based on recognized best practices including the National Institute of Standards and Technology ("NIST") Cyber Security Framework ("CSF") and Payment Card Industry Data Security Standard ("PCI DSS"). Our CISO, who has over 39-years of industry experience, and his team, have relevant education and experience assessing and managing cybersecurity programs and cybersecurity risks across a mix of enterprises, including the retail industry. Together with a third-party, the CISO and his team also operate a 24/7 Security Operations Center to monitor the cybersecurity environment and coordinate escalation and remediation of alerts, and we incorporate many other resources to maintain readiness to withstand and respond to a cyber or other data security incident including but not limited to incident response tabletop exercises, system recovery exercises, simulated phishing email exercises and security awareness training.
Our CISO and his team have also developed processes to oversee and identify material cybersecurity risks associated with our use of third-party service providers who access our information technology systems, which includes leveraging our vendor risk management program designed to assess and manage the cybersecurity risks associated with these partnerships. As part of the program, our IT governance, risk and compliance team conduct due diligence as a part of onboarding new vendors and maintain ongoing evaluations to ensure compliance with our security standards.
The Company has a Cybersecurity Incident Response Plan ("the Plan"), which provides protocols and procedures for evaluating and responding to material cybersecurity and other data security incidents, including incident handling, disclosure and reporting, notification to senior management, the Board and relevant committees, and meeting external reporting obligations. As part of the Plan, the Company has also established an Incident Response Governance Team, co-chaired by our CISO and VP, Deputy General Counsel, which is a cross-functional group comprised of relevant stakeholders throughout the organization responsible for organizing the assessment, investigation and response to any material cybersecurity or data security event.
As of the date of this report, no cybersecurity or data security incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Notwithstanding the comprehensive approach we take to information security, there can be no assurance that our security efforts and measures, and those of our third-party service providers, will prevent or mitigate all incidents that could have a material adverse effect on our business, financial condition or results of operations. For additional information regarding the risks to us associated with cybersecurity incidents, see Item 1A entitled "Risk Factors."

ITEM 2.	PROPERTIES
We own the Store Support Center (built in 1990), all three distribution centers and a fuel terminal. Located on an approximately 57-acre site in Ankeny, Iowa, the Store Support Center includes office space and our first distribution center. The Store Support Center provides approximately 490,000 square feet of available space, including approximately 290,000 square feet related to the distribution center. We also own a building near the Store Support Center where our construction and support services departments operate. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 340,000 square feet of total space. In April 2021, we opened a third distribution center located in Joplin, Missouri (see Note 7 for discussion of ownership structure). The third distribution center provides approximately 300,000 square feet of total space. All three distribution centers have a fleet services maintenance center.
On April 30, 2025, we leased a combination of land and/or building at 245 store locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. The Company owns the land and building at all of our other store locations. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 37,119,083 shares of common stock outstanding at April 30, 2025 had a market value of approximately $17.2 billion. On that date, there were 1,355 shareholders of record.
Common Stock Market Prices

Calendar 2023	High	Low	Calendar 2024	High	Low	Calendar 2025	High	Low
Q1	$236.45	$202.13	Q1	$324.40	$268.07	Q1	$445.17	$372.09
Q2	245.72	212.50	Q2	389.44	306.45
Q3	284.18	238.44	Q3	401.07	350.52
Q4	286.62	260.13	Q4	439.68	363.00
Dividends
We began paying cash dividends during fiscal 1991. The dividends declared in fiscal 2025 totaled $2.00 per share. The dividends declared in fiscal 2024 totaled $1.72 per share. At its June 2025 meeting, the Board of Directors declared a quarterly dividend of $0.57 per share payable August 15, 2025, to shareholders of record on August 1, 2025.
The cash dividends declared during the calendar years 2023 through 2025 were as follows:

Calendar 2023	Cash dividend declared	Calendar 2024	Cash dividend declared	Calendar 2025	Cash dividend declared
Q1	$0.38	Q1	$0.43	Q1	$0.50
Q2	0.43	Q2	0.50	Q2	0.57
Q3	0.43	Q3	0.50
Q4	0.43	Q4	0.50
	$1.67		$1.93
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Fourth Quarter:
February 1-28, 2025	—	$—	—	$295,109,710
March 1-31, 2025	—	—	—	295,109,710
April 1-30, 2025	—	—	—	295,109,710
Total	—	$—	—	$295,109,710

(1)    On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no

set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. As of April 30, 2025, $295.1 million remained available for future purchases under this share repurchase program.

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
Overview
As of April 30, 2025, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "CEFCO", "Bucky's", or "Lone Star Food Store", referred to as "Casey's" or the "Company") throughout 20 states, approximately half of which are located in Iowa, Missouri and Illinois. On November 1, 2024, the Company closed on the acquisition of Fikes Wholesale and Group Petroleum Services (collectively "Fikes"), owner of CEFCO Convenience Stores, which added 198 total stores, including 148 additional stores in Texas, as well as 50 stores in Alabama, Florida, and Mississippi, which are the first stores Casey's has operated in these states. The acquisition also included the Company's first fuel terminal, located in Waco, Texas.
Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service. As of April 30, 2025, there were a total of 2,904 stores in operation.
All convenience stores carry a broad selection of food items (which at most stores includes, but is not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, health and beauty aids, automotive products, and other non-food items. As of April 30, 2025, 260 store locations offered car washes. In addition, all but six store locations offer fuel for sale on a self-service basis.
As part of the Fikes transaction, the Company expanded its wholesale network where Casey’s manages fuel wholesale supply agreements to certain dealer sites and other wholesale locations. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count in the table below. Approximately 2% of total revenue for the year-ended April 30, 2025 relates to this fuel wholesale network.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when the weather is warmer across our footprint and guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The following table represents the roll forward of store growth throughout fiscal 2025:

Store Count
Stores at April 30, 2024	2,658
New store construction	35
Acquisitions	235
Acquisitions not opened	(1)
Prior acquisitions opened	1
Closed	(24)
Stores at April 30, 2025	2,904
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
The Company made significant progress towards its strategic plan goals during the 2025 fiscal year. Some of the key highlights include:
•Built or acquired 270 additional stores, the largest annual growth in Company history. This included 198 retail stores through the acquisition of Fikes, the largest acquisition in Company history,
•Diluted earnings per share of $14.64, representing an increase 9.0% from the prior year,
•Casey's Rewards members grew to over 9 million at year-end, and
•Same-store labor hours were down year over year, marking twelve consecutive quarters of reduction.
Fuel Profitability
The Company, and the retail fuel industry, has experienced historically high average revenue less cost of goods sold per gallon (excluding depreciation and amortization). Although this has remained relatively consistent, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (excluding depreciation and amortization) will remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, higher interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's continues its process of implementing an electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 20-state footprint. As of April 30, 2025, the Company has 230 charging stations at 47 stores, across 13 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, almost all of our stores offer fuel with at least 10% of blended ethanol and 41% of our stores offer biodiesel. Every newly built store has the capability to sell renewable fuels, and we aim to continue growing sales of renewable fuels throughout our footprint.
Fiscal 2025 Compared with Fiscal 2024
Total revenue for fiscal 2025 increased by $1,077,986 (7.3%) since the prior fiscal year, primarily driven by $952,018 of additional revenue from the Fikes acquisition, which included 198 additional convenience stores and a wholesale fuel network. Prepared food and dispensed beverage revenue increased by $150,162 (10.3%), due to an increase in same-store sales of 3.5% and an increase of approximately 6.8% due to store growth. The increase in same-store sales was driven by improved sales of hot sandwiches, bakery, and dispensed beverages. Grocery and general merchandise revenue increased by $416,493 (11.2%), due to an increase in same-store sales of 2.3% and an increase of approximately 8.9% due to store growth. The increase in same-store sales was driven by strong sales of non-alcoholic and alcoholic beverages. Retail fuel revenue increased by $373,962 (4.0%). The increase in the number of gallons sold of 368,183 (13.0%), was partially offset by a decrease in the average retail price per gallon of 7.8%. The increase in gallons sold was primarily attributable to store growth, as same-store gallons sold increased 0.1%. Other revenue increased $137,369 (50.5%) compared to the prior year, driven primarily by an increase in total revenue related to the wholesale fuel network, as a result of the Fikes acquisition.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 23.5% of revenue for fiscal 2025 compared with 22.5% for the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (excluding depreciation and amortization) decreased to 58.2% of revenue from 58.7% during fiscal 2025 compared to the prior year, driven primarily by the acquisition of Fikes, as the current food offerings at these acquired stores have a lower percentage than a Casey's store. Grocery and general merchandise revenue less related cost of goods sold (excluding depreciation and amortization) increased to 35.0% of revenue from 34.1% during fiscal 2025 compared to the prior year. The current year percentage was positively impacted by product mix.

Fuel revenue less related cost of goods sold (excluding of depreciation and amortization) was 12.7% of revenue for fiscal 2025 compared with 11.9% for the prior year. Fuel cents per gallon decreased to 38.7 cents in fiscal 2025 from 39.5 cents in fiscal 2024. The Company sold 23.8 million RINs (renewable identification numbers) for $16,664 during fiscal 2025, compared to the sale of 25.9 million RINs fiscal 2024, which generated $33,023 (see Note 1, below, for a further description of RINs and how they are generated).
Operating expenses increased $263,843 (11.5%) to $2,552,356 in fiscal 2025. Approximately 10% of the increase is due to operating 246 more stores than the comparable period in the prior year, including transaction costs related to the Fikes acquisition. Insurance expense contributed approximately 1% of the increase. Total same-store employee expense contributed to approximately 1% of the increase, as the increases in wage rates were mostly offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $53,850 (15.4%) to $403,647 in fiscal 2025, primarily due to operating 246 more stores than a year ago.
Interest, net increased $30,510 (57.1%) to $83,951 in fiscal 2025, primarily due to issuing incremental debt of $1,100,000 to partially fund the acquisition of Fikes. For additional discussion, refer to Note 3.
The effective tax rate decreased to 23.3% in fiscal 2025 from 23.5% in fiscal 2024. The decrease in the effective tax rate was primarily due to a one-time benefit to update the state deferred tax rate following the Fikes acquisition (0.7%) and an increase in excess tax benefits recognized on share-based awards (0.3%). The effect of these favorable items was partially offset by a one-time benefit in the prior year from adjusting the Company’s deferred tax assets and liabilities for state law changes enacted during the year (0.8%).
Net income increased by $44,548 (8.9%) to $546,520 in fiscal 2025 from $501,972 in fiscal 2024. The increase was primarily attributable to higher profitability both inside the store and in fuel. This increase was partially offset by higher operating expenses, depreciation and amortization, interest, net and income tax expense. See discussion in the paragraphs above for the primary drivers for each of these increases.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2024, filed on June 24, 2024, for comparison of Fiscal 2024 to Fiscal 2023.
COMPANY TOTAL REVENUE AND REVENUE LESS COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) BY CATEGORY

	Years ended April 30,
	2025	2024	2023
Total revenue by category
Prepared food and dispensed beverage	$1,611,762	$1,461,600	$1,322,560
Grocery and general merchandise	4,143,887	3,727,394	3,445,777
Fuel	9,776,033	9,402,071	10,027,310
Other (1)	409,217	271,848	298,828
	$15,940,899	$14,862,913	$15,094,475
Revenue less cost of goods sold (excluding depreciation and amortization) by category
Prepared food and dispensed beverage	$937,440	$858,295	$748,405
Grocery and general merchandise	1,452,008	1,270,527	1,156,451
Fuel	1,236,694	1,116,671	1,074,913
Other (1)	126,261	102,418	92,637
	$3,752,403	$3,347,911	$3,072,406
(1)The 'Other' category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs.

INDIVIDUAL STORE COMPARISONS (1)

	Years ended April 30,
	2025	2024	2023
Average retail sales	$5,556	$5,710	$6,064
Average retail inside sales (2)	2,095	2,037	1,956
Average revenue less cost of goods sold (excluding depreciation and amortization) on inside sales (2)	842	801	752
Average retail sales of fuel	3,461	3,673	4,110
Average revenue less cost of goods sold (excluding depreciation and amortization) on fuel	446	445	450
Average operating income (3)	496	473	445
Average number of gallons sold	1,123	1,102	1,092

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

SAME STORE SALES BY CATEGORY (1)

	Years ended April 30,
	2025	2024	2023
Prepared food and dispensed beverage same-store sales	3.5%	6.8%	7.1%
Grocery and general merchandise same-store sales	2.3%	3.5%	6.3%
Same-store fuel gallons sold	0.1%	0.1%	(0.8)%

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
Use of Non-GAAP Measures
We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. EBITDA is not considered to be a GAAP measure and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. This measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
We believe EBITDA is useful to investors in evaluating our operating performance because securities analysts and other interested parties use this calculation as a measure of financial performance and debt service capabilities, and it is regularly used by management for internal purposes including our capital budgeting process, evaluating acquisition targets, assessing store performance, and awarding incentive compensation.
Because non-GAAP financial measures are not standardized, EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of this non-GAAP financial measure with those used by other companies.
The following table contains a reconciliation of net income to EBITDA for the years ended April 30, 2025, 2024, and 2023, respectively:

	Years ended April 30,
	2025	2024	2023
Net income	$546,520	$501,972	$446,691
Interest, net	83,951	53,441	51,815
Depreciation and amortization	403,647	349,797	313,131
Federal and state income taxes	165,929	154,188	140,827
EBITDA	$1,200,047	$1,059,398	$952,464
For the year ended April 30, 2025, EBITDA increased 13.3%. The increase was primarily attributable to higher profitability both inside the store and in fuel, which was partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2024, filed on June 24, 2024, for comparison of Fiscal 2024 to Fiscal 2023.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective judgments, often because of the need to estimate the effects of inherently uncertain factors.
Business Combinations
The Company uses the acquisition method of accounting for transactions meeting the definition of a business combination. The acquisitions are recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date as determined by third party appraisals or internal estimates. The significant assets acquired include buildings, equipment, land, and right-of-use lease assets.
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
The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill, if the acquisition is considered to be a business combination. During a one-year period from the acquisition date, amounts are allowed to be provisional for areas that are expected to be adjusted to their final amounts during the measurement period. These provisional adjustments are for when the buyer obtains additional information about the facts and circumstances that existed as of the acquisition date. Subsequent adjustments recorded to provisional balances within the measurement period are recorded in the period in which the adjustment is identified. Acquisition-related transaction costs are recognized in operating expenses as incurred.
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
Long-lived Assets
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3 to the consolidated financial statements). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $4,080 in fiscal 2025, $4,057 in fiscal 2024, and $3,500 in fiscal 2023. Impairment charges are a component of operating expenses.
Self-insurance
The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year-end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balances of our self-insurance reserves were $74,471 and $57,369 for the years ended April 30, 2025 and 2024, respectively.
Recent Accounting Pronouncements
Refer to Note 1 of the consolidated financial statements for a description of new accounting pronouncements applicable to the Company.
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. The Company finances our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2025, the Company’s ratio of current assets to current liabilities was 0.92 to 1. The ratio at April 30, 2024 and 2023 was 0.87 to 1 and 0.99 to 1, respectively.
We believe our current $850,000 committed unsecured revolving credit facility, our $50,000 unsecured bank line of credit, current cash and cash equivalents, and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $1,090,854 for the year ended April 30, 2025, compared to $892,953 for the year ended April 30, 2024, an increase of $197,901. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (excluding depreciation and amortization) of $404,492, offset by an increase in operating expenses of approximately $263,843 and an increase in cash paid for interest of approximately $23,149. Refer to “Fiscal 2025 Compared with Fiscal 2024” starting on page 20 for further details on the primary drivers for the changes in revenue, cost of goods sold, operating expenses, and interest. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. The increase in operating cash flows, compared to the prior year, was favorably impacted by an increase in operating cash flows of $44,029 due to the timing of inventory purchases, as well as an increase in $29,949 related to receivables, primarily due to the timing of vendor rebate payments in comparison to the prior year.
Cash used in investing activities increased $901,312. During fiscal 2025, the Company expended $1,745,473 for purchases of property and equipment and payments for acquisitions compared to $852,036 for fiscal 2024 related to these activities. The increase in cash used in investing activities was attributable to an increase in acquisition related activity, with the Fikes acquisition closing during the fiscal year. For additional information, please refer to Note 2. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Cash provided by financing increased $995,978, from the comparable period of the prior year, primarily due to the proceeds from long-term debt of $1,100,000, which was used to partially fund the Fikes acquisition. For additional information, please refer to Note 2 and Note 3. Additionally, cash provided by financing was positively impacted by a decrease in share repurchase related activity of $104,164. These increases were offset by a $185,836 increase in payments of long-term debt and finance lease obligations, due to an increase in debt principal payments, notably the full pre-payment of the Senior Notes Series E of $150,000 in the fourth quarter of fiscal 2025.

As of April 30, 2025, we had long-term debt and finance lease obligations consisting of:

Finance lease liabilities (Note 7)	$108,920
3.67% Senior Notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	87,000
3.75% Senior Notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	29,000
3.65% Senior Notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000
3.72% Senior Notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.77% Senior Notes (Series F) due August 22, 2028	250,000
2.85% Senior Notes (Series G) due August 7, 2030	325,000
2.96% Senior Notes (Series H) due August 6, 2032	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	200,000
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	839,375
Debt issuance costs	(5,750)
$2,508,545
Less current maturities	94,925
$2,413,620
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
Interest on the 3.77% Senior Notes Series F is payable on the 22nd day of each February and August. Principal on the Senior Notes Series F is payable in full on August 22, 2028 (Series F). We may prepay the 3.77% Senior Notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Agreement dated June 13, 2017, as amended, between the Company and the purchasers of the Senior Notes Series F.
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
During the year, the Company entered into a note purchase agreement with respect to the issuance of $250,000 aggregate principal amount of senior notes, consisting of: (i) $150,000 aggregate principal amount of 5.23% Senior Notes Series I, due November 2, 2031; and (ii) $100,000 aggregate principal amount of 5.43% Senior Notes Series J due November 2, 2034. The Senior Notes Series I and Series J were issued on October 30, 2024. Interest on the 5.23% Senior Notes Series I and 5.43% Senior Notes Series J is payable on the 2nd day of each May and November. Principal on the Senior Notes Series I and Series J is payable in full on November 2, 2031 (Series I) and November 2, 2034 (Series J), respectively. We may prepay these notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the note purchase agreement. The Company used the proceeds of these notes to partially fund the Fikes acquisition (see further discussion of the Fikes acquisition in Note 2).
The Company is party to a credit agreement, dated as of April 21, 2023, which provides for term loan borrowings and a committed, unsecured $850,000 revolving credit facility. On October 30, 2024, the Company entered into an amendment to the credit agreement (the “Amendment” and, together with the original credit agreement, the “Credit Agreement”), pursuant to which the Company incurred an incremental term loan in an aggregate principal amount of $850,000 (the “Incremental Term Loan”). See Note 3 for additional information related to the Credit Agreement. The proceeds of the Incremental Term Loan were used to partially fund the Fikes acquisition (see further discussion of the Fikes acquisition in Note 2).
Amounts borrowed under the Credit Agreement bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the Credit Agreement. We have the right at any time to prepay all or a portion of the outstanding balance without premium or penalty, other than customary “breakage” costs with respect to Term SOFR-based borrowings, with prior notice given.
To date, we have funded capital expenditures primarily through funds generated from operations, the proceeds of the sale of common stock, issuance of debt or other bank financing, and existing cash. Future capital required to finance operations, improvements, and the anticipated growth in the number of stores is expected to come from cash generated by operations, our $850,000 revolving credit facility, our additional $50,000 bank line of credit, and additional long-term debt or other securities as circumstances may dictate. We do not expect such capital needs to adversely affect liquidity.
The table below presents our significant contractual obligations, including interest, at April 30, 2025:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$2,692,083	$133,497	$473,756	$1,086,461	$998,369
Finance lease obligations	159,251	14,838	29,885	14,623	99,905
Operating lease obligations	779,448	36,918	78,061	76,206	588,263
Deferred compensation	12,245	—	—	—	—
Total	$3,643,027	$185,253	$581,702	$1,177,290	$1,686,537
(1)The long-term debt portion of the table above excludes interest payments related to the Company's term loan facility and the incremental term loan facility, due to the variable nature of the required interest payments.
Included in other long-term liabilities on our consolidated balance sheet at April 30, 2025, was a $11,488 obligation for deferred compensation. As the specific payment dates for a portion of the deferred compensation outstanding are unknown due to the unknown retirement dates of many of the participants, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table. However, known payments of $4,936 are scheduled over the next 5 years, which includes $757 recognized in current liabilities as of April 30, 2025.

Forward-Looking Statements
This Form 10-K, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflicts in oil producing regions on our business.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely above in Item 1A entitled “Risk Factors”:
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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of April 30, 2025, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $10.2 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (fuel pipeline and fuel terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. Derivative contracts and related activity were immaterial to the financial statements as of April 30, 2025 and for the period then ended.
We do, from time to time, participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchase and sale exclusions under the applicable accounting guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casey's General Stores, Inc. and subsidiaries (the Company) as of April 30, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 23, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over merchandise inventory quantities at store locations
As discussed in Note 1 to the consolidated financial statements, the Company held $344,304 thousand of merchandise inventory as of April 30, 2025, the majority of which was held at 2,904 store locations. The Company’s processes to track and determine store merchandise inventory quantities involves the interaction of information technology (IT) systems.
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
Evaluation of the fair value of real property acquired in a business combination
As discussed in Note 2 to the consolidated financial statements, on November 1, 2024 (the acquisition date) the Company closed on the acquisition of Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (Fikes) through an equity purchase agreement. The acquisition met the criteria to be considered a business combination. The aggregate purchase price for the acquisition totaled $1,165,752 thousand, which included acquired property and equipment, including land, buildings and improvements with an acquisition-date fair value of $529,719 thousand, and operating lease right-of-use assets with an acquisition-date fair value of $313,867 thousand (collectively, real property acquired).
We identified the evaluation of the fair value of the real property acquired in the Fikes business combination as a critical audit matter. Specifically, subjective auditor judgment and specialized skills and knowledge were required to evaluate the assumptions that were used to determine the fair value of the real property acquired, which included comparable land sales, depreciated replacement costs for buildings and improvements, and market rent for operating lease right-of-use-assets, as these assumptions involved a high level of management judgment due to the existence of alternative assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process, including certain controls over the determination of the fair values for the real property acquired in the Fikes business combination. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s comparable land sales assumptions by developing independent ranges of fair value estimates for a sample of acquired land using publicly available comparable land sales and comparing them to the Company’s fair value estimates
•evaluating the Company’s depreciated replacement cost assumptions for buildings and improvements by developing independent ranges of fair value estimates for a sample of acquired buildings and improvement assets using publicly available cost data and comparing them to the Company’s fair value estimates
•evaluating the Company’s market rent assumptions for operating lease right-of-use-assets by developing independent ranges of fair value estimates for a selection of operating lease right-of-use assets using publicly available market data and comparing them to the Company’s fair value estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Minneapolis, Minnesota
June 23, 2025

Report of Independent Registered Public Accounting Firm
To The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Casey's General Stores, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated June 23, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Fikes Wholesale during fiscal year 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025, Fikes Wholesale’s internal control over financial reporting associated with 2% of total assets and 6% of total revenues included in the consolidated financial statements of the Company as of and for the year ended April 30, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Fikes Wholesale.
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
/s/ KPMG LLP
Minneapolis, Minnesota
June 23, 2025

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$326,662	$206,482
Receivables	180,746	151,793
Inventories	480,034	428,722
Prepaid and other current assets	24,641	25,791
Income taxes receivable	770	17,066
Total current assets	1,012,853	829,854
Property and equipment, at cost
Land	1,429,673	1,281,408
Buildings, land improvements and leasehold improvements	3,539,550	3,003,191
Machinery and equipment	3,314,403	3,052,798
Finance lease right-of-use assets	120,670	106,837
Construction in process	131,151	109,048
	8,535,447	7,553,282
Less accumulated depreciation and amortization	3,122,203	2,883,925
Net property and equipment	5,413,244	4,669,357
Other assets, net	120,082	79,740
Operating lease right-of-use assets, net	417,046	115,819
Goodwill	1,244,893	652,663
Total assets	$8,208,118	$6,347,433
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt and finance lease obligations	$94,925	$53,181
Accounts payable	620,447	569,527
Accrued expenses
Wages and related taxes	80,633	95,821
Property taxes	59,843	54,009
Insurance accruals	41,328	27,323
Operating lease liabilities	14,647	4,069
Other	189,870	149,536
Total current liabilities	1,101,693	953,466
Long-term debt and finance lease obligations, net of current maturities	2,413,620	1,582,758
Deferred income taxes	646,905	596,850
Operating lease liabilities, net of current portion	434,707	111,100
Insurance accruals, net of current portion	33,143	30,046
Other long-term liabilities	69,380	57,832
Total liabilities	4,699,448	3,332,052
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 37,119,083 and 37,008,488 shares issued and outstanding at April 30, 2025 and 2024, respectively	49,605	27,453
Retained earnings	3,459,065	2,987,928
Total shareholders’ equity	3,508,670	3,015,381
Total liabilities and shareholders’ equity	$8,208,118	$6,347,433
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2025	2024	2023
Total revenue	$15,940,899	$14,862,913	$15,094,475
Cost of goods sold (excluding depreciation and amortization, shown separately below)	12,188,496	11,515,002	12,022,069
Operating expenses	2,552,356	2,288,513	2,119,942
Depreciation and amortization	403,647	349,797	313,131
Interest, net	83,951	53,441	51,815
Income before income taxes	712,449	656,160	587,518
Federal and state income taxes	165,929	154,188	140,827
Net income	$546,520	$501,972	$446,691
Net income per common share
Basic	$14.72	$13.51	$11.99
Diluted	$14.64	$13.43	$11.91

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2022	37,111,667	$79,412	$2,161,426	$2,240,838
Net income	—	—	446,691	446,691
Dividends declared ($1.52 per share)	—	—	(57,488)	(57,488)
Share-based compensation (net of tax withholding on employee share-based awards)	151,581	30,625	—	30,625
Balance at April 30, 2023	37,263,248	110,037	2,550,629	2,660,666
Net income	—	—	501,972	501,972
Dividends declared ($1.72 per share)	—	—	(64,673)	(64,673)
Repurchase of common stock	(392,290)	(105,451)	—	(105,451)
Share-based compensation (net of tax withholding on employee share-based awards)	137,530	22,867	—	22,867
Balance at April 30, 2024	37,008,488	27,453	2,987,928	3,015,381
Net income	—	—	546,520	546,520
Dividends declared ($2.00 per share)	—	—	(75,383)	(75,383)
Share-based compensation (net of tax withholding on employee share-based awards)	110,595	22,152	—	22,152
Balance at April 30, 2025	37,119,083	$49,605	$3,459,065	$3,508,670
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2025	2024	2023
Cash flows from operating activities
Net income	$546,520	$501,972	$446,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403,647	349,797	313,131
Amortization of debt related costs	2,312	1,111	1,789
Change in excess replacement cost over LIFO inventory valuation	11,530	12,499	24,231
Share-based compensation	47,732	41,379	47,024
Loss on disposal of assets and impairment charges	12,401	6,414	6,871
Deferred income taxes	59,958	53,252	23,126
Changes in assets and liabilities:
Receivables	(1,297)	(31,246)	(12,519)
Inventories	(7,756)	(51,785)	(141)
Prepaid expenses	3,658	(3,684)	(4,248)
Accounts payable	(20,782)	(8,731)	(9,483)
Accrued expenses	21,525	14,387	20,292
Income taxes	15,460	5,112	20,652
Other, net	(4,054)	2,476	4,535
Net cash provided by operating activities	1,090,854	892,953	881,951
Cash flows from investing activities
Purchase of property and equipment	(506,224)	(522,004)	(476,568)
Payments for acquisitions of businesses, net of cash acquired	(1,239,249)	(330,032)	(85,569)
Proceeds from sales of property and equipment	18,805	26,680	17,103
Net cash used in investing activities	(1,726,668)	(825,356)	(545,034)
Cash flows from financing activities
Proceeds from long-term debt	1,100,000	—	—
Payments of long-term debt and finance lease obligations	(239,492)	(53,656)	(40,970)
Payments of debt related costs	(5,891)	—	(3,940)
Payments of cash dividends	(72,309)	(62,918)	(55,617)
Repurchase of common stock and payment of related excise taxes	(734)	(104,898)	—
Tax withholdings on employee share-based awards	(25,580)	(18,512)	(16,399)
Net cash provided by (used in) financing activities	755,994	(239,984)	(116,926)
Net increase (decrease) in cash and cash equivalents	120,180	(172,387)	219,991
Cash and cash equivalents at beginning of year	206,482	378,869	158,878
Cash and cash equivalents at end of year	$326,662	$206,482	$378,869

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for interest, net of amount capitalized	$86,598	$63,449	$56,799
Cash paid for income taxes, net	89,771	105,000	90,398
Noncash investing and financing activities
Purchased property and equipment in accounts payable	46,427	45,617	27,905
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations: Casey’s General Stores, Inc. and its subsidiaries (collectively referred to as the "Company") operate 2,904 convenience stores in 20 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
Cash equivalents: We consider all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents. Included in cash equivalents are money market funds, treasury bills, as well as credit card, debit card and electronic benefits transfer transactions that process within three days.
Receivables: Receivables are primarily comprised of balances outstanding from credit card companies which are not processed within three days and balances outstanding from vendor rebates. The Company records credit card receivables at the time of the related sale to the guest. Vendor rebates are recorded based upon the applicable agreements. Uncollectible accounts were immaterial during the periods presented. Below is a summary of the receivable values at April 30, 2025 and 2024:

	Years ended April 30,
	2025	2024
Vendor rebates	$82,940	$87,094
Credit cards	40,376	34,255
Other	57,430	30,444
Total receivables	$180,746	$151,793
Inventories and cost of goods sold: Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel inventories, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
The excess of replacement cost over the stated LIFO value was $162,991 and $151,461 at April 30, 2025 and 2024, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2025 and 2024:

	Years ended April 30,
	2025	2024
Fuel	$135,730	$121,939
Merchandise	344,304	306,783
Total inventories	$480,034	$428,722
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
Renewable identification numbers (“RINs”) are assigned to gallons of renewable fuels produced and are used to track compliance with the renewable fuel standard. At times, we purchase fuel components (ethanol, gasoline, biodiesel or diesel) and blend those components into a finished product in a fuel truck. This process enables the Company to take title to the RIN assigned to each gallon of ethanol or biodiesel produced. RINs are recorded as a reduction in cost of goods sold at the contracted sales price, in the period when the Company transfers the RIN. The Company does not record inventories on the balance sheet related to RINs, as they are acquired at no specified cost to the Company.
The Company includes in cost of goods sold the costs incurred to acquire fuel and merchandise, including excise taxes, less vendor allowances and rebates and RINs. Warehousing costs are recorded within operating expenses on the consolidated statements of income.

Capitalized software implementation costs: The Company capitalizes expenditures related to the implementation of software-as-a-service as incurred. These costs are expensed on a straight-line basis within operating expenses, typically over the contractual life of the related software. The useful lives utilized for capitalized software implementation costs range from 2-13 years. As of April 30, 2025 and 2024, the Company had recognized $35,588 and $37,619 of capitalized software implementation costs, net of amortization, respectively. The outstanding balance is recognized in other assets, net of amortization on the consolidated balance sheets. The Company has recognized amortization of $10,950 in fiscal 2025, $14,108 in fiscal 2024 and $12,302 in fiscal 2023 within operating expenses on the consolidated statements of income.
Goodwill: As of April 30, 2025 and 2024, there was $1,244,893 and $652,663 of goodwill recognized, respectively. Goodwill is tested for impairment at least annually. The Company used a qualitative approach to assess the recoverability of goodwill at year-end. Management’s analysis of recoverability completed as of the fiscal year-end indicated no evidence of impairment for the years ended April 30, 2025, 2024, and 2023.
Customer relationships: The Company has recognized intangible assets for customer relationships, related to acquired wholesale fuel relationships. These assets were valued using the multi-period excess earnings method. The customer relationships are amortized on a straight-line basis over a useful life of 15 years and are included within other assets, net of amortization in the consolidated balance sheets as of April 30, 2025. As of April 30, 2025 and 2024, the Company has recognized $51,807 and $24,880 of customer relationships, which was net of accumulated amortization of $9,293 and $6,220, respectively. The Company expects to recognize $4,073 of annual amortization expense related to contractual customer relationships over the next 5 years.
Depreciation and amortization: Depreciation of property and equipment are computed using the straight-line method over the following estimated useful lives:

Buildings	25-40 years
Land improvements	15 years
Machinery and equipment	3-40 years
Finance lease right-of-use assets	Lesser of term of lease or life of asset
Leasehold improvements	Lesser of term of lease or life of asset
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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is typically based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company, is generally on a store-by-store basis. The Company incurred impairment charges of $4,080 in fiscal 2025, $4,057 in fiscal 2024, and $3,500 in fiscal 2023. Impairment charges are recognized as a component of operating expenses.
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

A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of April 30, 2025 and 2024, the Company recognized a contract liability of $64,077 and $52,934, respectively, primarily related to the Casey's Rewards program, which is included in other accrued expenses on the consolidated balance sheets.
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
The discounted liability was $52,105 and $39,954 at April 30, 2025 and 2024, respectively, and is recorded in other long-term liabilities on the consolidated balance sheets.
Self-insurance: The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined using actuarial methods at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of the claim liability include the loss development factors, which includes the development time frame and settlement patterns, and expected loss rates, which includes litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The balance of our self-insurance reserves was $74,471 and $57,369 as of April 30, 2025 and 2024, respectively. See additional discussion in Note 10.
Environmental remediation liabilities: The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. At April 30, 2025 and 2024 we had an accrued liability of $385 and $299, respectively, which is recorded in other accrued expenses on the consolidated balance sheets.
Derivative instruments: The Company utilizes futures contracts to economically hedge price risk of bulk fuel that is stored in various fuel terminals and fuel pipelines, until such time the underlying gallons can be delivered to the store. The Company has not elected hedge accounting under ASC 815 for these financial instruments. The financial instruments are recognized at fair value as of the reporting date, within prepaid and other current assets in the consolidated balance sheets, with changes in the fair value of such instruments recognized through cost of goods sold (excluding depreciation and amortization) in the consolidated statements of income. Outstanding balances and activity related to derivative instruments were immaterial to the financial statements as of and for the year ended April 30, 2025. There were no outstanding balances or activity related to derivative instruments as of April 30, 2024, or 2023 and for the periods then ended.
Share-based compensation: Share-based compensation is recorded based upon the fair value of the award on the grant date. The cost of the award is recognized ratably in the consolidated statements of income over the vesting period of the award, adjusted for certain retirement provisions. Forfeitures are recognized as they occur. Additionally, certain awards include performance and market conditions. Performance-based awards are primarily based on either the achievement of a three-year average return on invested capital (ROIC) or three-year cumulative earnings before interest, income taxes, depreciation, and amortization (EBITDA). For these awards, share-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. Additionally, if the Company's relative total shareholder return over the performance period is in the bottom or top quartile of the companies comprising the S&P 500, the performance-based shares included will be adjusted downward by 25%, or upward by 25%, respectively (the "TSR Modifier"). The fair value of awards with the TSR Modifier is determined using a Monte Carlo simulation as of the date of the grant. For the market-based portion of these awards, the share-based compensation expense will not be adjusted should the target awards vary from actual awards.

Recent accounting pronouncements:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The new standard was effective beginning in the current filing. These new disclosure requirements are applied retrospectively to all prior periods included in the financial statements. Refer to Note 11 for the new required disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The standard includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for the Company's annual periods beginning May 1, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact to our disclosures.
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
2. ACQUISITIONS
Current Period Acquisition
On November 1, 2024, the Company closed on the acquisition of Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (collectively “Fikes”) through an equity purchase agreement. As part of the acquisition, the Company acquired 100% of the equity of Fikes. The transaction included 198 retail locations as well as a fuel terminal, and a wholesale network, where the Company manages fuel wholesale supply agreements to certain locations. A combination of the land and/or building at 101 retail locations are subject to lease agreements. The acquisition brought 148 additional stores to Texas, as well as 50 stores in Alabama, Florida, and Mississippi. This acquisition met the criteria to be considered a business combination.
The acquisition was recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. Fair values were determined using primarily Level 3 inputs, which are unobservable inputs that are not corroborated by market data. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Goodwill of $577,652 was recognized as the result of the acquisition and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. Almost all of the goodwill associated with this transaction will be deductible for income tax purposes over 15 years.
The aggregate purchase price for the acquisition totaled $1,165,752, which is gross of cash and cash equivalents acquired. The purchase price was paid in cash using available cash on hand and proceeds from the Incremental Term Loan, and the issuance of the Notes. For definition of the Incremental Term Loan and the Notes, see Note 3.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the customer relationships, trade name, leases, and property and equipment acquired.

Assets acquired:
Cash and cash equivalents	$60,212
Receivables	25,368
Inventories	50,928
Prepaid and other current assets	2,509
Deferred income taxes	9,903
Property and equipment	529,719
Operating lease right-of-use assets	313,867
Other assets	940
Customer relationships and trade name	38,000
Goodwill	577,652
Total assets	1,609,098
Liabilities assumed:
Accounts payable	70,892
Accrued expenses and other long-term liabilities	21,972
Operating lease liabilities	350,482
Total liabilities	443,346
Net assets acquired and total purchase price	$1,165,752
Customer relationships and trade name will be amortized over their respective useful lives of 15 years and 4 years, and are included within other assets, net of amortization in the consolidated balance sheets as of April 30, 2025. These assets were valued using the multi-period excess earnings method, and relief from royalty method, respectively.
Acquisition-related transaction costs are recognized as period costs as incurred. The Company incurred total acquisition-related transaction costs of $26,205 for the year ended April 30, 2025, related to the Fikes acquisition, which are primarily recorded within operating expenses on the consolidated statements of income.
The Company recognized approximately $952,018 of revenue related to the Fikes entities in the consolidated statements of income for year ended April 30, 2025. The impact to net income related to the Fikes entities was not material for the year ended April 30, 2025.
During the year ended April 30, 2025, the Company acquired a further 37 stores through a variety of transactions, pursuant to the terms and conditions of the individual asset purchase agreements. The majority of these acquisitions meet the criteria to be considered business combinations, and have been recorded in the financial statements in line with the methods discussed above. The impact of these acquisitions is not considered to be material.
Pro Forma Information
The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition of Fikes occurred at the beginning of the first fiscal year of the periods presented below (amounts in thousands, except per share data):

	For the year ended April 30,
	2025	2024
Total revenue	$17,011,273	$17,079,181
Net income	$549,676	$447,093
Net income per common share
Basic	$14.81	$12.03
Diluted	$14.72	$11.96
Prior Period Acquisitions
During the year ended April 30, 2024, the Company acquired 112 stores through a variety of transactions, pursuant to the terms and conditions of the individual asset purchase agreements. The majority of these acquisitions meet the criteria to be c onsidered business combinations. The purchase price for each transaction was paid in cash upon closing using available cash on hand.
Goodwill of $37,321 was recognized as the result of the prior period acquisitions and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. Almost all of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
The Company incurred total acquisition-related transaction costs of $8,920 for the year ended April 30, 2024 which are recorded within operating expenses on the consolidated statements of income.
Allocation of the purchase price for the transactions in aggregate for the year ended April 30, 2024, was as follows:

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
Long-term debt: The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances which are considered Level 2 inputs. The fair value of the Company’s long-term debt was approximately $2,285,000 and $1,375,000 at April 30, 2025 and 2024, respectively. The fair value calculated excludes finance lease obligations of $108,920 and $101,818 outstanding at April 30, 2025 and 2024, respectively, which are grouped with long-term debt on the consolidated balance sheets.
Series I and J Senior Notes
On October 4, 2024, the Company entered into a note purchase agreement with respect to the issuance of $250,000 aggregate principal amount of senior notes, consisting of: (i) $150,000 aggregate principal amount of 5.23% Senior Notes, Series I, due November 2, 2031; and (ii) $100,000 aggregate principal amount of 5.43% Senior Notes, Series J, due November 2, 2034 (collectively, the “Notes”). The Senior Notes Series I and Series J were issued on October 30, 2024. Interest on the 5.23% Senior Notes Series I and 5.43% Senior Notes Series J is payable on the 2nd day of each May and November. Principal on the Senior Notes Series I and Series J is payable in full on November 2, 2031 (Series I) and November 2, 2034 (Series J), respectively. We may prepay these notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the note purchase agreement. The Company used the proceeds of these notes to partially fund the Fikes acquisition (see further discussion of the Fikes acquisition in Note 2).
Amended Credit Agreement

The Company is party to a credit agreement, dated as of April 21, 2023 (the “Original Credit Agreement”) for (a) a $250,000 unsecured term loan (the “Original Term Loan”) and (b) an $850,000 unsecured revolving credit facility (the “Revolving Facility” and together with the Original Term Loan, the “Original Credit Facilities”). The Original Term Loan was used to refinance the Company's previous term loan under a prior credit agreement, and to pay fees and expenses in connection therewith. The Revolving Facility is available for working capital and other general corporate purposes of the Company and its subsidiaries.
The outstanding principal balance on the Original Term Loan is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September, and December, with the balance of the Original Credit Facilities due on April 21, 2028. The Original Credit Agreement contains an expansion option permitting the Company to request an increase of either of the Original Credit Facilities from time to time not to exceed the greater of (a) $900,000 and (b) 100% of Consolidated EBITDA (as defined in the Original Credit Agreement) of the Company for the four most recently completed fiscal quarters, from the lenders or other financial institutions acceptable to the Company and the administrative agent, upon the satisfaction of certain conditions, including the consent of the lenders whose commitments would increase. The Company had $200,000 and $237,500 outstanding on the Original Term Loan at April 30, 2025 and 2024, respectively. Additionally, the Company had $0 outstanding under the Revolving Facility at April 30, 2025 and 2024.
On October 30, 2024, the Company entered into an amendment to the Original Credit Agreement (the “Amendment” and, together with the Original Credit Agreement, the “Credit Agreement”), pursuant to which the Company incurred an incremental term loan in an aggregate principal amount of $850,000 (the “Incremental Term Loan”). The outstanding principal balance of the Incremental Term Loan is required to be repaid in equal quarterly installments of $10,625 on the last business day of each March, June, September, and December, which commenced on March 31, 2025, with the remaining balance due on October 30, 2029. The proceeds of the Incremental Term Loan were used to partially fund the Fikes acquisition (see further discussion of the Fikes acquisition in Note 2). The Company had $839,375 and $0 outstanding on the Incremental Term Loan at April 30, 2025 and 2024, respectively.
Amounts borrowed under the Credit Agreement, including the Term Loan, Incremental Term Loan and the Revolving Facility, bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.1% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.1% to 0.70% and each with a floor of 1.00%. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the Credit Agreement.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of April 30, 2025, the availability under the Bank Line is encumbered by letters of credits totaling $308. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at April 30, 2025 and 2024. The Bank Line is due upon demand.

The carrying amount of the Company’s long-term debt and finance lease obligations by issuance is as follows:

	As of April 30,
	2025	2024
Finance lease liabilities (Note 7)	$108,920	$101,818
3.67% Senior Notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	87,000	111,000
3.75% Senior Notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	29,000	37,000
3.65% Senior Notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	50,000	50,000
3.72% Senior Notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000	50,000
3.51% Senior Notes (Series E) due June 13, 2025	—	150,000
3.77% Senior Notes (Series F) due August 22, 2028	250,000	250,000
2.85% Senior Notes (Series G) due August 7, 2030	325,000	325,000
2.96% Senior Notes (Series H) due August 6, 2032	325,000	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000	—
5.43% Senior notes (Series J) due November 2, 2034	100,000	—
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	200,000	237,500
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	839,375	—
Debt issuance costs	(5,750)	(1,379)
	$2,508,545	$1,635,939
Less current maturities	94,925	53,181
	$2,413,620	$1,582,758
Interest, net on the consolidated statements of income is net of interest income of $13,102, $11,736, and $7,823 for the years ended April 30, 2025, 2024, and 2023, respectively. Interest, net is also net of interest capitalized of $2,305, $3,363, and $3,631 during the years ended April 30, 2025, 2024, and 2023, respectively.
The agreements relating to the above long-term debt contain certain operating and financial covenants. At April 30, 2025, the Company was in compliance with all such operating and financial covenants.
Listed below are the aggregate maturities of long-term debt, excluding finance lease obligations (refer to Note 7 for future minimum payments under finance leases), for the 5 years commencing May 1, 2025 and thereafter:

Years ended April 30,
2026	$84,500
2027	90,500
2028	290,500
2029	328,500
2030	685,375
Thereafter	926,000
$2,405,375
4. PREFERRED AND COMMON STOCK
Preferred stock: The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares of preferred stock have been issued.
Common stock: The Company currently has 120,000,000 authorized shares of common stock.
Stock incentive plans: The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the maximum limit under the 2018 Plan, and each share issued pursuant to an award of restricted stock or restricted stock units is counted as two shares against the maximum limit. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At April 30, 2025, there were 949,238 shares available for grant under the 2018 Plan.
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
The following table presents a summary of our restricted stock unit activity during the three-year period ended April 30, 2025. At April 30, 2025, there were no stock options, stock appreciation rights or other equity-based awards outstanding.

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
Unvested at April 30, 2022	526,394
Granted	165,024	$218
Vested	(233,533)
Forfeited	(40,773)
Performance Award Adjustments	133,728
Unvested at April 30, 2023	550,840
Granted	142,865	238
Vested	(219,752)
Forfeited	(17,534)
Performance Award Adjustments	35,443
Unvested at April 30, 2024	491,862	229
Granted	113,009	345
Vested	(179,536)	223
Forfeited	(9,540)	255
Performance Award Adjustments	83,448	257
Unvested at April 30, 2025	499,243	$262
Total share-based compensation costs recorded for employees and non-employee board members for the restricted stock unit awards for the years ended April 30, 2025, 2024 and 2023 were $47,732, $41,379, and $47,024, respectively. As of April 30, 2025, there was $41,299 of total unrecognized compensation costs related to the 2018 Plan for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2028, with a weighted average remaining term of 0.8 year. The fair value of restricted stock unit awards vested for the years ended April 30, 2025, 2024 and 2023 were $65,947, $49,631, and, $46,943, respectively, as of the applicable vest date.
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. As of April 30, 2025, $295.1 million remained available for future purchases under this share repurchase program. The Company did not complete any share repurchases during the current fiscal year.

5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2025	2024	2023
Basic
Net income	$546,520	$501,972	$446,691
Weighted average shares outstanding-basic	37,116,152	37,164,022	37,266,851
Basic earnings per common share	$14.72	$13.51	$11.99
Diluted
Net income	$546,520	$501,972	$446,691
Weighted-average shares outstanding-basic	37,116,152	37,164,022	37,266,851
Plus effect of restricted stock units	226,860	206,284	252,844
Weighted-average shares outstanding-diluted	37,343,012	37,370,306	37,519,695
Diluted earnings per common share	$14.64	$13.43	$11.91
6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2025	2024	2023
Current tax expense:
Federal	$85,207	$78,542	$95,336
State	20,764	22,394	22,365
	105,971	100,936	117,701
Deferred tax expense	59,958	53,252	23,126
Total income tax expense	$165,929	$154,188	$140,827

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2025	2024
Deferred tax assets:
Accrued liabilities and reserves	$8,996	$9,075
Deferred revenue	17,845	15,222
Accrued bonus compensation	10,023	10,272
Workers compensation	13,013	11,281
Operating and finance lease obligations	144,997	55,739
Asset retirement obligations	12,921	10,036
Deferred compensation	3,151	2,909
Equity compensation	8,944	8,018
State net operating losses and tax credits	2,500	2,568
Other	8,197	4,523
Total gross deferred tax assets	230,587	129,643
Less valuation allowance	550	550
Total net deferred tax assets	230,037	129,093
Deferred tax liabilities:
Property and equipment depreciation	(799,404)	(667,680)
Goodwill	(66,754)	(52,900)
Other	(10,784)	(5,363)
Total gross deferred tax liabilities	(876,942)	(725,943)
Net deferred tax liability	$(646,905)	$(596,850)
At April 30, 2025, the Company had net operating loss carryforwards for state income tax purposes of $236,448, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2031. In addition, the Company had state tax credit carryforwards of $2,133, which begin to expire in 2027.
The valuation allowance for state net operating loss and state tax credit deferred tax assets as of April 30, 2025 and 2024 was $550. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2025	2024	2023
Income taxes at the statutory rates	21.0%	21.0%	21.0%
Federal tax credits	(1.0)%	(1.0)%	(1.3)%
State income taxes, net of federal tax benefit	3.4%	3.7%	4.0%
Impact of phased-in state law changes, net of federal benefit	(0.1)%	(1.0)%	(0.4)%
ASU 2016-09 benefit (share-based compensation)	(0.4)%	(0.1)%	(0.3)%
Nondeductible executive compensation	0.8%	0.9%	1.1%
Other	(0.4)%	—%	(0.1)%
	23.3%	23.5%	24.0%
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $10,773 and $10,747 in gross unrecognized tax benefits at April 30, 2025 and 2024, respectively, which is recorded in other long-term liabilities in the consolidated balance sheets. Of this amount, $8,510 represents the amount of unrecognized tax bene fits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits increased $26 during the twelve months ended April 30, 2025, due primarily to the increase associated with income tax filing positions for the current year exceeding the decrease related to the expiration of certain statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024
Beginning balance	$10,747	$10,957
Additions based on tax positions related to current year	2,382	2,570
Reductions due to lapse of applicable statute of limitations	(2,356)	(2,780)
Ending balance	$10,773	$10,747
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $266 and $350 at April 30, 2025 and 2024, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month periods ended April 30, 2025 and 2024 was a decrease in tax expense of $84 and a decrease in tax expense of $36, respectively.
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
7. LEASES
The Company is a lessee in situations where we lease property and equipment, most commonly land, building or store equipment, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term. The Company records operating lease liabilities within its own line item, broken out between current and long-term, and records finance lease liabilities within current maturities of long-term debt and finance lease obligations and long-term debt and finance lease obligations on the consolidated balance sheets. All lessor related activity is considered immaterial to the consolidated financial statements.
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
When acquiring leases in a business combination, we retain the lease classification utilized by the seller if it was determined using acceptable methods under U.S. GAAP. As part of the allocation of the purchase price in a business combination, lease terms are compared to market terms utilizing an income approach to determine if leases are favorable or unfavorable. Any favorable or unfavorable leasehold interests identified increase (favorable) or reduce (unfavorable) the right-of-use lease asset and are recognized over the life of the related right-of-use asset.
Lease right-of-use assets outstanding as of April 30, 2025 and 2024 consisted of the following:

		Years ended April 30,
	Classification	2025	2024
Finance lease right-of-use assets	Net property and equipment	$89,909	$83,714
Operating lease right-of-use assets	Operating lease right-of-use assets, net	417,046	115,819
The summary of lease-related costs included on the consolidated statements of income is included below:

	Years ended April 30,
	2025	2024	2023
Operating lease cost	$26,309	$10,174	$9,346
Finance lease cost:
Amortization of right-of-use assets	$10,275	$10,417	$5,882
Interest expense on lease liabilities	4,969	4,491	2,966
The summary of cash paid for amounts included in the measurement of liabilities included on the consolidated statements of cash flows and supplementary cash flow information are included below:

	Years ended April 30,
	2025	2024	2023
Operating cash flows required by operating leases	$28,992	$8,693	$7,725
Operating cash flows required by finance leases	4,969	4,491	2,966
Financing cash flows required by finance leases	9,367	9,156	5,345

Right-of-use assets obtained in exchange for new finance lease liabilities	$16,715	$17,626	$25,166
Right-of-use assets obtained in exchange for new operating lease liabilities	316,762	14,646	14,642
Weighted average remaining lease terms and weighted average discount rates on outstanding leases were as follows:

	April 30,
	2025	2024
Weighted-average remaining lease-term - finance lease	15.5	15.4
Weighted-average remaining lease-term - operating lease	19.8	19.1

Weighted-average discount rate - finance lease	4.92%	4.77%
Weighted-average discount rate - operating lease	5.89%	4.91%
Future minimum payments under the finance leases and operating leases consisted of the following at April 30, 2025:

Years ended April 30,	Finance leases	Operating leases
2026	$14,838	$36,918
2027	15,400	39,896
2028	14,485	38,165
2029	7,830	38,063
2030	6,793	38,143
Thereafter	99,905	588,263
Total minimum lease payments	$159,251	$779,448
Less amount representing interest	50,331	330,094
Present value of net minimum lease payments	$108,920	$449,354
Effective during the third quarter of fiscal year 2020, Casey’s Marketing Company, and the City of Joplin, Missouri (“Joplin”) entered into an agreement in which Joplin agreed to issue up to $51,400 of taxable industrial development revenue bonds for the purpose of acquiring, constructing, improving, purchasing, equipping and installing a warehouse and distribution facility, which has been completed and is currently being used by the Company. As the title of the development was transferred to Joplin and the Company is subsequently leasing the related asset from Joplin, we have accounted for the transaction under the sale-and-leaseback guidance. We have a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the assets to Joplin from being recognized as a sale. Accordingly, we have not recognized any gain or loss related to the transfer. Furthermore, we have not derecognized the transferred assets and continue to recognize them in property and equipment on the consolidated balance sheets. The Company has the right and intends to set-off any obligations to make payments under the lease, with proceeds due from the industrial revenue bonds. As of April 30, 2025, we have recognized the full amount of bonds available as property and equipment on the consolidated balance sheets related to this agreement.

8. BENEFIT PLAN
The Company provides Team Members with a defined contribution 401(k) Plan. The 401(k) Plan is available to all Team Members who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on Team Member contributions. Contributions to the 401(k) Plan were $17,294, $14,262, and $11,765 for the years ended April 30, 2025, 2024, and 2023, respectively.
On April 30, 2025 and 2024, 660,680 and 715,328 shares of common stock, respectively, were held by the trustee of the 401(k) Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) Plan are treated as outstanding in the computation of net income per common share.
9. COMMITMENTS
The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, each of which require minimum annual compensation. The Company also has entered into change of control agreements with its Chief Executive Officer and 33 other officers, providing for certain payments in the event of termination in connection with a change of control of the Company, as defined therein.
10. CONTINGENCIES
Environmental compliance: The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. The majority of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
Management currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2025 and 2024 of approximately $385 and $299, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. Management believes the Company has no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.
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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, initially titled McColley v. Casey’s General Stores, Inc. (now titled White v. Casey's General Stores, Inc.), in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015, to the present. On March 31, 2021, the Court granted conditional certification, and to-date, approximately 1,400 current and/or former Store Managers remain opted-in to participate in the lawsuit. The Company is also named in a related lawsuit filed in the Southern District of Illinois, titled Kessler v. Casey’s Marketing Company, et al., with substantially the same allegations and seeking the same relief, but instead for the plaintiff and all similarly situated Store Managers located in the state of Illinois from December 19, 2019, to the present. On October 13, 2023, the Court approved conditional certification, and to-date, approximately 550 current and/or former Store Managers remain opted-in to participate in the Kessler lawsuit. Discovery in both cases is currently underway. The Company believes that adequate provisions have been made for probable losses related to these matters, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend these matters.
At April 30, 2025, the Company was primarily self-insured for workers’ compensation claims in all but three states of its operating territory. In North Dakota and Ohio, the Company is required to participate in an exclusive, state-managed fund for all workers compensation claims. In Texas, the Company maintains a Work Injury Benefit Plan in lieu of workers’ compensation insurance for all Texas-based Team Members other than Group Petroleum Services drivers. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $2,000 for auto liability and $1,000 for both general liability and workers' compensation. Additionally, the Company is self-insured for its portion of Team Member medical expenses. At April 30, 2025 and 2024, the Company had $74,471 and $57,369, respectively, accrued for estimated claims relating to self-insurance, the majority of which has been actuarially determined.
11. SEGMENT REPORTING
As of April 30, 2025, we operated 2,904 stores in 20 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Casey’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources and capital based on profitability metrics, such as net income, that is reported on the consolidated statements of income. The CODM considers actual-to-forecast variances on a monthly, quarterly and annual basis for this profit measure when making decisions about resource allocation and assessing company performance. Total asset information by segment is not regularly provided to our CODM or utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented below.
The following table provides information on revenue, significant expenses, and net income related to the single reportable segment:

	Years ended April 30,
	2025	2024	2023
Revenue	$15,940,899	$14,862,913	$15,094,475

Cost of goods sold (excluding depreciation and amortization)
Prepared food & dispensed beverage	674,322	603,305	574,155
Grocery & general merchandise	2,691,879	2,456,867	2,289,326
Fuel	8,539,339	8,285,400	8,952,397
Other (1)	282,956	169,430	206,191
Total cost of goods sold (excluding depreciation and amortization)	12,188,496	11,515,002	12,022,069

Operating expenses
Same-store employee expense	975,186	940,560	861,840
Same-store other expense	480,378	454,480	393,067
Same-store credit card fees expense	212,399	211,681	201,579
Non same-store operating expense	305,604	170,420	204,938
Other (2)	578,789	511,372	458,518
Total operating expenses	2,552,356	2,288,513	2,119,942

Depreciation & amortization	403,647	349,797	313,131
Interest, net	83,951	53,441	51,815
Income before income taxes	712,449	656,160	587,518
Federal and state income taxes	165,929	154,188	140,827
Net income	$546,520	$501,972	$446,691
(1)Other included in total cost of goods sold (excluding depreciation and amortization) primarily includes activity related to wholesale fuel.

(2)Other included in operating expenses includes expenses for information technology, operations, merchandising, finance, human resources, legal, acquisitions, field operations and service excellence.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)     Evaluation of disclosure controls and procedures.
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2025.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
We acquired Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (collectively “Fikes”) on November 1, 2024. We excluded Fikes' internal controls over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company's controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation. Total assets and revenue excluded from management's assessment represented approximately 2% and 6%, respectively, of total assets and revenue as of and for the year-ended April 30, 2025.
On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2025.
KPMG LLP, as the Company's independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company's internal control over financial reporting. This report appears on page 31.
(c)    Changes in Internal Control over Financial Reporting.
Except as noted in the section above, there have been no other changes in the Company’s internal control over financial reporting during the year ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Information about our Executive Officers", “Executive Compensation”, and "The Board of Directors and Its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2025, and used in connection with the Company’s 2025 Annual Meeting of Shareholders are hereby incorporated by reference.
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
The Company has adopted insider trading policies and procedures applicable to its directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq listing standard. The Company's Insider Trading Policy and Procedures is filed as Exhibit 19.1 to this Form 10-K. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in the Company's securities.

ITEM 11.	EXECUTIVE COMPENSATION
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "The Board of Directors and Its Committees”, “Compensation Committee Report", “Compensation Committee Interlocks and Insider Participation in Compensation Decisions”, “Executive Compensation,” “CEO Pay Ratio”, "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2025, and used in connection with the Company’s 2025 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2025, and used in connection with the Company’s 2025 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2025, and used in connection with the Company’s 2025 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2025, and used in connection with the Company’s 2025 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as a part of this report on Form 10-K:

a.The following financial statements are included herewith:
Reports of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, PCAOB ID 185)
Consolidated Balance Sheets, April 30, 2025 and 2024
Consolidated Statements of Income, Three Years Ended April 30, 2025
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2025
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2025
Notes to Consolidated Financial Statements

(2)No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

(3)The following exhibits are filed as a part of this report:

Exhibit Number	Description of Exhibits

2.1
Equity Purchase Agreement by and among Casey’s General Stores, Inc., Fikes Wholesale, Inc., Group Petroleum Services, Inc., the Representative, and certain other parties thereto, dated July 25, 2024 (incorporate by reference to Exhibit 2.1 to Form 8-K as filed July 26, 2024)

3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q as filed September 9, 2019)

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

4.3	First Amendment to the 2013 Note Purchase Agreement, dated June 30, 2020 (incorporated by reference to Exhibit 4.2 to Form 8-K as filed July 7, 2020)

4.4	Second Amendment to the 2013 Note Purchase Agreement, dated October 4, 2024 (incorporated by reference to Exhibit 4.2 to Form 8-K as filed October 9, 2024)

4.5
Note Purchase Agreement dated May 2, 2016 among the Company and the purchasers of the 3.65% Series C Notes and 3.72% Series D Notes (incorporated by reference to Exhibit 4.11 to Form 8-K as filed May 3, 2016)

4.6	First Amendment to the 2016 Note Purchase Agreement, dated June 30, 2020 (incorporated by reference to Exhibit 4.3 to Form 8-K as filed July 7, 2020)

4.7	Second Amendment to the 2016 Note Purchase Agreement, dated October 4, 2024 (incorporated by reference to Exhibit 4.3 to Form 8-K as filed October 9, 2024)

4.8
Note Purchase Agreement dated June 13, 2017 among the Company and the purchasers of the 3.51% Series E Notes and 3.77% Series F Notes (incorporated by reference to Exhibit 4.12 to Form 8-K as filed June 15, 2017)

4.9	First Amendment to the 2017 Note Purchase Agreement, dated June 30, 2020 (incorporated by reference to Exhibit 4.4 to Form 8-K as filed July 7, 2020)

4.10	Second Amendment to the 2017 Note Purchase Agreement, dated October 4, 2024 (incorporated by reference to Exhibit 4.4 to Form 8-K as filed October 9, 2024)

4.11
Note Purchase Agreement dated June 30, 2020 among the Company and the purchasers of the 2.85% Series G Notes and 2.96% Series H Notes (incorporated by reference to Exhibit 4.1 to Form 8-K as filed July 7, 2020)

4.12	First Amendment to the 2020 Note Purchase Agreement, dated October 4, 2024 (incorporated by reference to Exhibit 4.5 to Form 8-K as filed October 9, 2024)

4.13
Note Purchase Agreement dated October 4, 2024 among the Company and the purchasers of the 5.23% Series I Notes and 5.43% Series J Notes (incorporated by reference to Exhibit 4.1 to Form 8-K as filed October 9, 2024)

4.14	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.9 to Form 10-K as filed June 24, 2024)

10.1	Promissory Note delivered to UMB Bank, n.a. and related Negative Pledge Agreement dated June 1, 2023 (incorporated by reference to exhibit 10.1 to Form 8-K as filed June 6, 2023)

10.2
Credit Agreement, dated as of April 21, 2023, by and among Casey’s General Stores, Inc. Wells Fargo Bank, National Association, as administrative agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K as filed April 26, 2023)

10.3
First Amendment to Credit Agreement and Incremental Amendment, dated as of October 30, 2024, among Casey’s General Stores, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K as filed November 5, 2024)

10.4*	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 19, 2019)

10.5*	Executive Nonqualified Excess Plan Document and related Adoption Agreement dated September 25, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K as filed June 26, 2020)

10.6*
Employment Agreement, dated May 31, 2019, between the Company and Darren M. Rebelez (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 6, 2019)

10.7*	Amended and Restated Employment Agreement, dated July 25, 2022, between the Company and Darren M. Rebelez (incorporated by reference to Exhibit 10.1 to Form 8-K as filed July 29, 2022)

10.8*	Amendment to Employment Agreement, dated December 5, 2024, between the Company and Darren M. Rebelez (incorporated by reference to Exhibit 10.1 to Form 8-K as filed December 9, 2024)

10.9*
Employment Agreement, dated May 12, 2020, between the Company and Stephen P. Bramlage, Jr. (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.10*
Employment Agreement, dated May 8, 2020, between the Company and Ena Williams Koschel (with the Change of Control Agreement attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 13, 2020)

10.11*	Casey's General Stores, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Form 8-K as filed September 10, 2018)

10.12*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed September 10, 2018)

10.13*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY23-FY24 Awards) (incorporated by reference to Exhibit 10.32 to Form 10-Q as filed September 8, 2020)

10.14*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY24 Awards for Darren M. Rebelez) (incorporated by reference to Exhibit 10.18 to Form 10-K as filed June 23, 2023)

10.15*
Form of Restricted Stock Units Agreement (LTI Awards to Officers – Time-Based RSUs) under 2018 Stock Incentive Plan (FY25-FY26 Awards) (incorporated by reference to Exhibit 10.13 to Form 10-K as filed June 24, 2024)

10.16*
Form of Restricted Stock Units Agreement (LTI Awards to Officers – Time-Based RSUs) under 2018 Stock Incentive Plan (FY25-FY26 Awards for Darren M. Rebelez) (incorporated by reference to Exhibit 10.14 to Form 10-K as filed June 24, 2024)

10.17*
Form of Restricted Stock Units Agreement (LTI Awards to Officers – Performance-Based RSUs [EBITDA]) under 2018 Stock Incentive Plan (FY25-FY26 Awards) (incorporated by reference to Exhibit 10.15 to Form 10-K as filed June 24, 2024)

10.18*
Form of Restricted Stock Units Agreement (LTI Awards to Officers – Performance-Based RSUs [ROIC]) under 2018 Stock Incentive Plan (FY25-FY26 Awards) (incorporated by reference to Exhibit 10.16 to Form 10-K as filed June 24, 2024)

10.19*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (FY23-FY24 Awards) (incorporated by reference to Exhibit 10.33 to Form 10-Q as filed September 8, 2020)

10.20*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (FY25 Awards) (incorporated by reference to Exhibit 10.18 to Form 10-K as filed June 24, 2024)

10.21*	Form of Restricted Stock Units Agreement (Special Performance Award) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K as filed June 24, 2024)

10.22*	Casey's General Stores, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 9, 2019)

19.1	Casey's General Stores, Inc. Insider Trading Policy and Procedures

21.1	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Darren M. Rebelez under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Stephen P. Bramlage Jr. under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002

97.1	Casey’s General Stores, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K as filed June 24, 2024)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 23, 2025	By	/s/ Darren M. Rebelez
Darren M. Rebelez
President and Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 23, 2025	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 23, 2025	By	/s/ Darren M. Rebelez
Darren M. Rebelez
President, Chief Executive Officer and
Board Chair

Date: June 23, 2025	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer

Date: June 23, 2025	By	/s/ Judy A. Schmeling
Judy A. Schmeling
Lead Independent Director

Date: June 23, 2025	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 23, 2025	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 23, 2025	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 23, 2025	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 23, 2025	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 23, 2025	By	/s/ Gregory A. Trojan
Gregory A. Trojan
Director

Date: June 23, 2025	By	/s/ Michael Spanos
Michael Spanos
Director

Date: June 23, 2025	By	/s/ Sri Donthi
Sri Donthi
Director

Date: June 23, 2025	By	/s/ Maria Castañón Moats
Maria Castañón Moats
Director