Form 10-Q
period 2025-07-31
CASEYS GENERAL STORES INC
filed 2025-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2025
Common stock, no par value per share	37,181,263 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2025	April 30, 2025
Assets
Current assets:
Cash and cash equivalents	$458,073	$326,662
Receivables	195,485	180,746
Inventories	478,880	480,034
Prepaid and other current assets	44,681	24,641
Income taxes receivable	—	770
Total current assets	1,177,119	1,012,853
Operating lease right-of-use assets, net	400,712	417,046
Other assets, net of amortization	118,569	120,082
Goodwill	1,245,976	1,244,893
Property and equipment, net of accumulated depreciation of $3,212,598 at July 31, 2025 and $3,122,203 at April 30, 2025	5,428,633	5,413,244
Total assets	$8,371,009	$8,208,118

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$98,089	$94,925
Accounts payable	673,944	620,447
Accrued expenses and current portion of operating lease liabilities	361,268	386,321
Income taxes payable	4,746	—
Total current liabilities	1,138,047	1,101,693
Long-term debt and finance lease obligations, net of current maturities	2,373,058	2,413,620
Deferred income taxes	694,362	646,905
Operating lease liabilities, net of current portion	419,670	434,707
Insurance accruals, net of current portion	33,887	33,143
Other long-term liabilities	71,307	69,380
Total liabilities	4,730,331	4,699,448
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	—	49,605
Retained earnings	3,640,678	3,459,065
Total shareholders’ equity	3,640,678	3,508,670
Total liabilities and shareholders' equity	$8,371,009	$8,208,118
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2025	2024
Total revenue	$4,567,106	$4,097,737
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	3,454,660	3,142,481
Operating expenses	698,176	609,474
Depreciation and amortization	108,963	94,409
Interest, net	26,850	14,067
Income before income taxes	278,457	237,306
Federal and state income taxes	63,102	57,108
Net income	$215,355	$180,198
Net income per common share
Basic	$5.80	$4.86
Diluted	$5.77	$4.83
Basic weighted average shares outstanding	37,148,383	37,087,231
Plus dilutive effect of share-based compensation	203,697	190,463
Diluted weighted average shares outstanding	37,352,080	37,277,694
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2025	37,119,083	$49,605	$3,459,065	$3,508,670
Net income	—	—	215,355	215,355
Dividends declared (57 cents per share)	—	—	(21,422)	(21,422)
Repurchase of common stock	(69,687)	(18,931)	(12,320)	(31,251)
Share-based compensation	223,589	15,221	—	15,221
Tax withholdings on employee share-based awards	(92,000)	(45,895)	—	(45,895)
Balance at July 31, 2025	37,180,985	$—	$3,640,678	$3,640,678

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2024	37,008,488	$27,453	$2,987,928	$3,015,381
Net income	—	—	180,198	180,198
Dividends declared (50 cents per share)	—	—	(18,763)	(18,763)
Share-based compensation	169,969	11,036	—	11,036
Tax withholdings on employee share-based awards	(67,306)	(24,932)	—	(24,932)
Balance at July 31, 2024	37,111,151	$13,557	$3,149,363	$3,162,920

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income	$215,355	$180,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,963	94,409
Amortization of debt issuance costs	516	278
Change in excess replacement cost over LIFO inventory valuation	8,327	2,431
Share-based compensation	15,221	11,036
Loss on disposal of assets and impairment charges	561	2,475
Deferred income taxes	47,457	7,114
Changes in assets and liabilities:
Receivables	(15,873)	(13,133)
Inventories	(6,868)	(25,378)
Prepaid and other current assets	(20,040)	(7,280)
Accounts payable	35,019	17,431
Accrued expenses	(25,729)	(38,750)
Income taxes	5,595	49,994
Other, net	3,913	529
Net cash provided by operating activities	372,417	281,354
Cash flows from investing activities:
Purchase of property and equipment	(110,046)	(100,564)
Payments for acquisition of businesses, net of cash acquired	(9,495)	(18,113)
Proceeds from sales of assets	17,499	6,688
Net cash used in investing activities	(102,042)	(111,989)
Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(42,163)	(29,316)
Payments of cash dividends	(19,655)	(16,611)
Repurchase of common stock and payment of related excise taxes	(31,251)	—
Tax withholdings on employee share-based awards	(45,895)	(24,932)
Net cash used in financing activities	(138,964)	(70,859)

Net increase in cash and cash equivalents	131,411	98,506
Cash and cash equivalents at beginning of the period	326,662	206,482
Cash and cash equivalents at end of the period	$458,073	$304,988

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2025	2024
Cash paid during the period for:
Interest, net of amount capitalized	$26,896	$11,845
Income taxes, net	10,050	—

Noncash activities:
Purchased property and equipment in accounts payable	64,905	55,768
Right-of-use assets obtained in exchange for new finance lease liabilities	4,448	221
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
As of July 31, 2025, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,895 convenience stores in 19 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2025 and April 30, 2025, the results of operations for the three months ended July 31, 2025 and 2024, and shareholders' equity and cash flows for the three months ended July 31, 2025 and 2024. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the most recent audited financial statements for our consideration of new accounting pronouncements issued prior to this fiscal year.
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
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of July 31, 2025 and April 30, 2025, the Company recognized a contract liability of $66,254 and $64,077, respectively, primarily related to the Casey's Rewards program, which is included in accrued expenses on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $2,267,000 and $2,285,000 at July 31, 2025 and April 30, 2025, respectively. The fair value calculated excludes finance lease obligations of $110,829 and $108,920 outstanding at July 31, 2025 and April 30, 2025, respectively, which are included with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $2,977, for the three months ended July 31, 2025, and $2,385, for the three months ended July 31, 2024. Interest, net is also net of interest capitalized of $495, for the three months ended July 31, 2025, and $419, for the three months ended July 31, 2024.
Revolving Facility
The Company has a credit agreement that provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). Amounts borrowed under the Revolving Facility, bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement. The Company had $0 outstanding under the Revolving Facility at July 31, 2025 and April 30, 2025.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of July 31, 2025, the availability under the Bank Line is encumbered by letters of credit totaling $274. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at July 31, 2025 and April 30, 2025. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2018 Stock Incentive Plan (the “2018 Plan”) was approved by the Company's shareholders on September 5, 2018. Awards under the 2018 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards. Each share issued pursuant to a stock option and each share with respect to which a stock-settled stock appreciation right is exercised (regardless of the number of shares actually delivered) is counted as one share against the 2018 Plan share reserve, and each share issued pursuant to an award of restricted stock or restricted stock units (i.e., a "full-value award") is counted as two shares against the share reserve. Restricted stock is transferred immediately upon grant (and may be subject to a holding period), whereas restricted stock units have a vesting period that must expire, and in some cases performance or market conditions that must be satisfied before the stock is transferred. At July 31, 2025, there were 560,838 shares available for grant under the 2018 Plan.
The 2025 Stock Incentive Plan (the “2025 Plan”) was approved by the Board in July and by the Company’s shareholders on September 3, 2025, at the Company’s annual shareholders meeting (the “2025 Plan Effective Date”). The 2025 Plan replaces the 2018 Plan, under which no new awards are allowed to be granted as of the 2025 Plan Effective Date. Outstanding awards under the 2018 Plan continue to be governed by the terms thereof and the award agreements made pursuant thereto, including any such terms that are intended to survive the termination of the 2018 Plan or the settlement of such awards. Shares subject to awards under the 2018 Plan that expire, are forfeited, cancelled, or settled in cash will be added back to the shares available for issuance under the 2025 Plan. There were 1,650,000 shares available for issuance under the 2025 Plan as of the 2025 Plan Effective Date, pursuant to the same form of equity awards as permitted under the 2018 Plan, described above; provided however, each full-value award issued under the 2025 Plan is now counted as one share against 2025 Plan share reserve, instead of two shares, as described above.
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
Information concerning the unvested restricted stock units under the 2018 Plan is presented in the following table. At July 31, 2025, there were no stock options, stock appreciation rights or other equity-based awards outstanding.

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2025	499,243	$262
Granted	96,808	461
Vested	(223,589)	232
Forfeited	(5,148)	282
Performance Award Adjustments	13,829	355
Unvested at July 31, 2025	381,143	$333
Total share-based compensation costs recorded for employees and non-employee directors for the three months ended July 31, 2025 and 2024 were $15,221 and $11,036, respectively, related entirely to restricted stock unit awards. As of July 31, 2025, there was $74,141 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2029, with a weighted average remaining term of 1.5 years. The fair value of restricted stock unit awards vested during the three months ended July 31, 2025 was $111,177 as of the applicable vest date.

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

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $11,659 and $10,773 at July 31, 2025 and April 30, 2025, respectively. If this unrecognized tax benefit were ultimately recognized, $9,211 is the amount that would impact our effective tax rate. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $317 at July 31, 2025, and $266 at April 30, 2025. Net interest and penalties included in income tax expense for the three months ended July 31, 2025 and 2024 was a net expense of $51 and $62, respectively.
The State of Illinois is currently examining tax years 2020 and 2021. The Company has no other ongoing federal or state income tax examinations. The federal statute of limitations remains open for the tax years 2021 and forward. Tax years 2020 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.    Segment Reporting
As of July 31, 2025, we operated 2,895 stores in 19 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of fuel, grocery and general merchandise, and prepared food and dispensed beverage because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
Casey’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources and capital based on profitability metrics, such as net income, that is reported on the condensed consolidated statements of income. The CODM considers actual-to-forecast variances on a monthly, quarterly and annual basis for this profit measure when making decisions about resource allocation and assessing company performance. Total asset information by segment is not regularly provided to our CODM or utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented below.

The following table provides information on revenue, significant expenses, and net income related to the single reportable segment:

	Three Months Ended July 31,
	2025	2024
Total revenue	$4,567,106	$4,097,737

Cost of goods sold (exclusive of depreciation and amortization)
Prepared food & dispensed beverage	192,451	169,088
Grocery & general merchandise	785,900	690,697
Fuel	2,360,105	2,241,094
Other (1)	116,204	41,602
Total cost of goods sold (exclusive of depreciation and amortization)	3,454,660	3,142,481

Operating expenses
Same-store employee expense	276,234	252,259
Same-store other expense	134,658	124,093
Same-store credit card fees expense	62,562	58,779
Non same-store operating expense	69,243	40,725
Other (2)	155,479	133,618
Total operating expenses	698,176	609,474

Depreciation & amortization	108,963	94,409
Interest, net	26,850	14,067
Income before income taxes	278,457	237,306
Federal and state income taxes	63,102	57,108
Net income	$215,355	$180,198
(1)Other included in total cost of goods sold (exclusive of depreciation and amortization) primarily includes activity related to wholesale fuel.
(2)Other included in operating expenses includes expenses for information technology, operations, merchandising, finance, human resources, legal, acquisitions, field operations and service excellence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands).
Overview
As of July 31, 2025, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "CEFCO", "Bucky's", or "Lone Star Food Store", referred to as "Casey's" or the "Company") throughout 19 states, approximately half of which are located in Iowa, Missouri and Illinois.
During the third quarter of the prior fiscal year, the Company closed on the acquisition of Fikes Wholesale and Group Petroleum Services (collectively "Fikes"), owner of CEFCO Convenience Stores, which added 198 total stores, including 148 additional stores in Texas, as well as 50 stores in Alabama, Florida, and Mississippi. During the quarter, the Company closed or divested all ten CEFCO stores acquired in Mississippi.
As of July 31, 2025, there were a total of 2,895 stores in operation. Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
All convenience stores carry a broad selection of food items (which at most stores includes, but is not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, groceries, health and beauty aids, automotive products, and other non-food items. As of July 31, 2025, 252 store locations offered car washes. In addition, all but six store locations offer fuel for sale on a self-service basis.
The Company had 64 stores operating under the "GoodStop (by Casey’s)" brand, 11 stores operating under the "Lone Star Food Store" brand, and was also temporarily operating certain locations under the name "Bucky's" as of July 31, 2025. Additionally, the majority of the remaining stores acquired from Fikes are currently operating under the "CEFCO" brand. Similar to most of our store footprint, the "GoodStop", "Lone Star Food Store", "Bucky's", and "CEFCO" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings.
The Company operates a wholesale network where Casey’s manages fuel wholesale supply agreements to certain dealer sites and other wholesale locations. During the prior year, the Company expanded its fuel wholesale network through the acquisition of Fikes. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count in the table below. Approximately 3% of total revenue for the three-months ended July 31, 2025, relates to the fuel wholesale network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to most of our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri. The Company also self-distributes the majority of fuel to our stores.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $5.77 for the first quarter of fiscal 2026. For the same quarter a year-ago, diluted earnings per common share was $4.83.
The following table represents the roll forward of store count through the first quarter of fiscal 2026:

Store Count
Total stores at April 30, 2025	2,904
New store construction	5
Acquisitions	2
Prior acquisitions opened	1
Closed or divested	(17)
Total stores at July 31, 2025	2,895

Fuel Profitability
The Company, and the retail fuel industry, has experienced historically high average revenue less cost of goods sold per gallon (exclusive of depreciation and amortization). Although this has remained relatively consistent, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (exclusive of depreciation and amortization) will remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, higher interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's continues its process of implementing an electric vehicle ("EV") strategy and our management team remains committed to understanding if and how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 19-state footprint. As of July 31, 2025, the Company has 230 charging stations at 47 stores, across 13 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, almost all of our stores offer fuel with at least 10% of blended ethanol and approximately 42% of our stores offer biodiesel. Every newly built store has the capability to sell renewable fuels, and we aim to continue growing sales of renewable fuels throughout our footprint.
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
Same-store sales of prepared food and dispensed beverage increased 5.6% and grocery and general merchandise increased 3.8% during the quarter. The increase in prepared food and dispensed beverage same-store sales was attributable to strong sales of whole pizzas and bakery. The increase in grocery and general merchandise same-store sales was primarily due to sales of non-alcoholic beverages. Additionally, the first quarter results reflected a 1.7% increase in same-store fuel gallons sold.

Three Months Ended July 31, 2025 Compared to
Three Months Ended July 31, 2024
(Dollars and Amounts in Thousands)

Three Months Ended July 31, 2025	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$458,434	$1,225,383	$2,733,659	$149,630	$4,567,106
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$265,983	$439,483	$373,554	$33,426	$1,112,446
	58.0%	35.9%	13.7%	22.3%	24.4%
Fuel gallons sold			911,780
Three Months Ended July 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$405,129	$1,068,978	$2,555,642	$67,988	$4,097,737
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$236,041	$378,281	$314,548	$26,386	$955,256
	58.3%	35.4%	12.3%	38.8%	23.3%
Fuel gallons sold			772,536
Total revenue for the first quarter of fiscal 2026 increased by $469,369 (11.5%) over the comparable period in fiscal 2025, primarily driven by $522,334 of additional revenue from the Fikes acquisition, which included 198 additional convenience stores and a wholesale fuel network. Prepared food and dispensed beverage revenue increased by $53,305 (13.2%), due to an increase in same-store sales of 5.6% driven by strong sales of whole pizzas and bakery, as well as an increase of approximately 7.6% related to store growth, due to operating 221 more stores than a year ago. Grocery and general merchandise revenue increased by $156,405 (14.6%), due to an increase in same-store sales of 3.8% driven by sales of non-alcoholic beverages, as well as an increase of approximately 10.8% related to store growth. Retail fuel revenue increased by $178,017 (7.0%) due to an increase in the number of gallons sold of 139,244 (18.0%). This was partially offset by a decrease in the average retail price per gallon of 9.4%.
The other revenue category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue increased $81,642 (120.1%) for the first quarter of fiscal 2026 compared to the prior year, driven primarily by an increase in wholesale fuel revenue, as a result of the Fikes acquisition.
Total revenue less cost of goods sold (exclusive of depreciation and amortization) was 24.4% of revenue for the first quarter of fiscal 2026, compared to 23.3% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 58.0% of prepared food and dispensed beverage revenue for the first quarter of fiscal 2026, compared to 58.3% for the comparable period in the prior year driven primarily by the acquisition of Fikes, as the CEFCO stores contribute a lower percentage than a typical Casey's store. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 35.9% of grocery and general merchandise revenue for the first quarter of fiscal 2026, compared to 35.4% of grocery and general merchandise revenue for the comparable period in the prior year driven primarily by product mix.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 13.7% of fuel revenue during the first quarter of fiscal 2026, compared to 12.3% for the comparable period in the prior year. Revenue per gallon less cost of goods sold (exclusive of depreciation and amortization) per gallon increased to 41.0 cents in the first quarter of fiscal 2026, compared to 40.7 cents for the comparable period in the prior year. The Company sold 6.1 million RINs (renewable identification numbers) for $6,742 during the quarter, compared to the sale of 8.5 million RINs in the first quarter of the prior year, which generated $4,834 (see Note 3, above, for a further description of RINs and how they are generated).
Operating expenses increased $88,702 (14.6%) to $698,176 in the first quarter of fiscal 2026. Approximately 10% of the increase is due to operating 221 more stores than the comparable period in the prior year. Same-store employee expense contributed to approximately 1.5% of the increase, as the increases in labor rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $14,554 (15.4%) to $108,963 in the first quarter of fiscal 2026, primarily due to operating 221 more stores than a year ago.

Interest, net increased $12,783 (90.9%) to $26,850 in the first quarter of fiscal 2026, primarily due to issuing incremental debt of $1,100,000 in the prior year to partially fund the acquisition of Fikes.
The effective tax rate decreased to 22.7% in the first quarter of fiscal 2026 compared to 24.1% in the same period of fiscal 2025. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits recognized on share-based awards.
Net income increased $35,157 (19.5%) to $215,355 compared to $180,198 in the comparable period. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses, depreciation and amortization, and interest expense. See discussion in the paragraphs above for the primary drivers for each of these changes.
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
The following table contains a reconciliation of net income to EBITDA for the three months ended July 31, 2025 and 2024:

	Three months ended
	July 31, 2025	July 31, 2024
Net income	$215,355	$180,198
Interest, net	26,850	14,067
Federal and state income taxes	63,102	57,108
Depreciation and amortization	108,963	94,409
EBITDA	$414,270	$345,782
For the three months ended July 31, 2025, EBITDA increased by 19.8%, when compared to the same period a year ago. The increase was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2025, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2025.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2025, the Company’s ratio of current assets to current liabilities was 1.03 to 1. The ratio at July 31, 2024 and April 30, 2025 was 0.84 to 1 and 0.92 to 1, respectively. The increase in the ratio is primarily attributable to an increase in cash and cash equivalents during the quarter. For further information, refer to discussions on the changes in the sections of the statement of cash flow below.
Management believes that the net availability under the Bank Line of approximately $49,726 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $372,417 for the three months ended July 31, 2025, compared to $281,354 for the comparable period in the prior year, an increase of $91,063. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (exclusive of depreciation and amortization) of $157,190, offset by an increase in operating expenses of $88,702 and an increase in cash paid for interest of approximately $15,051. Refer to "Three Months Ended July 31, 2025 Compared to Three Months Ended July 31, 2024" starting on page 16 for further details on the primary drivers for the changes in revenue, cost of goods sold, operating expenses, and interest. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. Operating cash flows were also favorably impacted by an increase of $18,510 due to the timing of inventory purchases, as well as an increase of $17,588 related to accounts payable, due to the timing of payments.
Cash used in investing activities decreased by $9,947. The decrease is primarily attributable to increased proceeds from the sale of assets of $10,811, due to an increase in store divestitures compared to the prior year. During the first three months of fiscal 2026, the Company expended $119,541 for purchases of property and equipment and payments for acquisitions compared to $118,677 for the comparable period in the prior year. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Cash used in financing activities increased $68,105, from the comparable period of the prior year. The increase was, primarily due to the repurchase and retirement of common stock under our share repurchase program of approximately $31,251, and an increase in payments for tax withholdings on employee shared-based awards of $20,963, due to an increase in the fair value of restricted stock units vested during the quarter.

As of July 31, 2025, the Company had long-term debt consisting of:

Finance lease liabilities	$110,829
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	63,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	29,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	45,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	50,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	200,000
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	828,750
Less debt issuance costs	(5,432)
2,471,147
Less current maturities	(98,089)
$2,373,058
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

Cautionary Statements
This Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflicts in oil producing regions and other geopolitical disruptions on our business. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30, 2025:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Based upon the outstanding balance of the Company's term loan facilities as of July 31, 2025, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $10.2 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (pipeline and terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. Derivative contracts outstanding were immaterial to the financial statements as of July 31, 2025 and for the period then ended.
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
Changes in Internal Controls Over Financial Reporting
We acquired Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (collectively “Fikes”) on November 1, 2024. We are in the process of incorporating Fikes into our internal controls over financial reporting. We will exclude Fikes' internal controls over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company's controls and procedures for the period May 1, 2025 through October 31, 2025. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors
There have been no material changes in our “risk factors” from those previously disclosed in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter
May 1 - May 31, 2025	56,729	$449.65	56,729	$269,601,350
June 1- June 30, 2025	12,958	443.07	12,958	263,859,987
July 1- July 31, 2025	—	—	—	263,859,987
Total	69,687	$448.43	69,687	$263,859,987
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. During the first quarter, we repurchased and retired 69,687 shares of our common stock under our share repurchase program for a total of $31.2 million, excluding fees, commissions and other costs. As of July 31, 2025, $263.9 million remained available for future purchases under this share repurchase program.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2	Seventh Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 7, 2023)
10.1	Casey’s General Stores, Inc. 2025 Stock Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A as filed July 23, 2025)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 8, 2025	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)