Form 10-Q
period 2025-10-31
CASEYS GENERAL STORES INC
filed 2025-12-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2025
Common stock, no par value per share	37,066,933 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	October 31, 2025	April 30, 2025
Assets
Current assets:
Cash and cash equivalents	$492,016	$326,662
Receivables	192,504	180,746
Inventories	452,063	480,034
Prepaid and other current assets	47,381	24,641
Income taxes receivable	7,309	770
Total current assets	1,191,273	1,012,853
Operating lease right-of-use assets, net	438,198	417,046
Other assets, net of amortization	122,219	120,082
Goodwill	1,266,489	1,244,893
Property and equipment, net of accumulated depreciation of $3,295,478 at October 31, 2025 and $3,122,203 at April 30, 2025	5,566,988	5,413,244
Total assets	$8,585,167	$8,208,118

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$101,265	$94,925
Accounts payable	666,091	620,447
Accrued expenses and current portion of operating lease liabilities	367,705	386,321
Total current liabilities	1,135,061	1,101,693
Long-term debt and finance lease obligations, net of current maturities	2,352,032	2,413,620
Deferred income taxes	716,030	646,905
Operating lease liabilities, net of current portion	464,326	434,707
Insurance accruals, net of current portion	35,512	33,143
Other long-term liabilities	72,678	69,380
Total liabilities	4,775,639	4,699,448
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	—	49,605
Retained earnings	3,809,528	3,459,065
Total shareholders’ equity	3,809,528	3,508,670
Total liabilities and shareholders' equity	$8,585,167	$8,208,118
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Total revenue	$4,506,084	$3,946,771	$9,073,190	$8,044,508
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	3,384,398	2,988,212	6,839,058	6,130,693
Operating expenses	711,587	609,679	1,409,763	1,219,153
Depreciation and amortization	111,416	96,592	220,379	191,001
Interest, net	24,690	12,553	51,540	26,620
Income before income taxes	273,993	239,735	552,450	477,041
Federal and state income taxes	67,657	58,817	130,759	115,925
Net income	$206,336	$180,918	$421,691	$361,116
Net income per common share
Basic	$5.56	$4.87	$11.35	$9.73
Diluted	$5.53	$4.85	$11.29	$9.68
Basic weighted average shares outstanding	37,132,365	37,124,541	37,140,668	37,105,886
Plus dilutive effect of share-based compensation	152,768	186,938	195,313	202,392
Diluted weighted average shares outstanding	37,285,133	37,311,479	37,335,981	37,308,278
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2025	37,119,083	$49,605	$3,459,065	$3,508,670
Net income	—	—	215,355	215,355
Dividends declared (57 cents per share)	—	—	(21,422)	(21,422)
Repurchase of common stock	(69,687)	(18,931)	(12,320)	(31,251)
Share-based compensation	223,589	15,221	—	15,221
Tax withholdings on employee share-based awards	(92,000)	(45,895)	—	(45,895)
Balance at July 31, 2025	37,180,985	—	3,640,678	3,640,678
Net income	—	—	206,336	206,336
Dividends declared (57 cents per share)	—	—	(21,420)	(21,420)
Repurchase of common stock	(61,535)	(15,185)	(16,066)	(31,251)
Share-based compensation	5,996	15,438	—	15,438
Tax withholdings on employee share-based awards	(492)	(253)	—	(253)
Balance at October 31, 2025	37,124,954	$—	$3,809,528	$3,809,528

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2024	37,008,488	$27,453	$2,987,928	$3,015,381
Net income	—	—	180,198	180,198
Dividends declared (50 cents per share)	—	—	(18,763)	(18,763)
Share-based compensation	169,969	11,036	—	11,036
Tax withholdings on employee share-based awards	(67,306)	(24,932)	—	(24,932)
Balance at July 31, 2024	37,111,151	13,557	3,149,363	3,162,920
Net income	—	—	180,918	180,918
Dividends declared (50 cents per share)	—	—	(18,823)	(18,823)
Share-based compensation	6,318	12,609	—	12,609
Tax withholdings on employee share-based awards	(488)	(178)	—	(178)
Balance at October 31, 2024	37,116,981	$25,988	$3,311,458	$3,337,446

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income	$421,691	$361,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,379	191,001
Amortization of debt issuance costs	1,033	555
Change in excess replacement cost over LIFO inventory valuation	15,631	6,398
Share-based compensation	30,659	23,645
Loss on disposal of assets and impairment charges	1,679	4,422
Deferred income taxes	70,907	12,054
Changes in assets and liabilities:
Receivables	(13,224)	(855)
Inventories	15,421	(8,723)
Prepaid and other current assets	(22,740)	(12,505)
Accounts payable	3,938	(9,902)
Accrued expenses	(19,780)	(36,228)
Income taxes	(6,248)	20,780
Other, net	140	299
Net cash provided by operating activities	719,486	552,057
Cash flows from investing activities:
Purchase of property and equipment	(281,100)	(211,226)
Payments for acquisition of businesses, net of cash acquired	(87,454)	(46,341)
Proceeds from sales of assets	24,312	11,720
Net cash used in investing activities	(344,242)	(245,847)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,100,000
Payments of long-term debt and finance lease obligations	(60,376)	(34,637)
Payments of debt issuance costs	—	(5,191)
Payments of cash dividends	(40,864)	(35,179)
Repurchase of common stock and payment of related excise taxes	(62,502)	(734)
Tax withholdings on employee share-based awards	(46,148)	(25,110)
Net cash (used in) provided by financing activities	(209,890)	999,149

Net increase in cash, cash equivalents and restricted cash	165,354	1,305,359
Cash and cash equivalents at beginning of the period	326,662	206,482
Cash, cash equivalents and restricted cash at end of the period	$492,016	$1,511,841

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH

	Six months ended October 31,
	2025	2024
Cash and cash equivalents	$492,016	$351,723
Restricted cash	—	1,160,118
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$492,016	$1,511,841

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Six months ended October 31,
	2025	2024
Cash paid during the period for:
Interest, net of amount capitalized	$65,363	$33,516
Income taxes, net	64,954	82,507

Noncash activities:
Purchased property and equipment in accounts payable	88,135	59,312
Right-of-use assets obtained in exchange for new finance lease liabilities	4,764	11,210
Right-of-use assets obtained in exchange for new operating lease liabilities	41,349	—
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
As of October 31, 2025, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,921 convenience stores in 19 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2025 and April 30, 2025, the results of operations for the three and six months ended October 31, 2025 and 2024, and shareholders' equity and cash flows for the six months ended October 31, 2025 and 2024. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the most recent audited financial statements for our consideration of new accounting pronouncements issued prior to this fiscal year.
Amounts in the prior year related to share-based compensation and tax withholdings on employee share-based awards on the condensed consolidated statements of shareholders’ equity have been reclassified to conform to the current year presentation. This reclassification had no impact to the condensed consolidated balance sheets, condensed consolidated statements of income, or the condensed consolidated statements of cash flows.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of prepared food and dispensed beverage, grocery and general merchandise, fuel and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated statements of income.
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of October 31, 2025 and April 30, 2025, the Company recognized a contract liability of $68,710 and $64,077, respectively, primarily related to the Casey's Rewards program, which is included in accrued expenses and current portion of operating lease liabilities on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances. The fair value of the Company’s long-term debt was approximately $2,255,000 and $2,285,000 at October 31, 2025 and April 30, 2025, respectively. The fair value calculated excludes finance lease obligations of $108,286 and $108,920 outstanding at October 31, 2025 and April 30, 2025, respectively, which are included with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $3,804 and $6,781, for the three and six months ended October 31, 2025, and $3,792 and $6,177, for the three and six months ended October 31, 2024. Interest, net is also net of interest capitalized of $757 and $1,252, for the three and six months ended October 31, 2025, and $489 and $908, for the three and six months ended October 31, 2024.
Revolving Facility
The Company has a credit agreement that provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). Amounts borrowed under the Revolving Facility, bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement. The Company had $0 outstanding under the Revolving Facility at October 31, 2025 and April 30, 2025.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. As of October 31, 2025, the availability under the Bank Line is encumbered by letters of credit totaling $274. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at October 31, 2025 and April 30, 2025. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2025 Stock Incentive Plan (the “2025 Plan”) was approved by the Company’s shareholders on September 3, 2025, at the Company’s annual shareholders meeting (the “2025 Plan Effective Date”). There were 1,650,000 shares available for issuance under the 2025 Plan as of the 2025 Plan Effective Date. The 2025 Plan replaces the 2018 Stock Incentive Plan (the "2018 Plan), under which no new awards were allowed to be granted as of the 2025 Plan Effective Date. Outstanding awards under the 2018 Plan continue to be governed by the terms thereof and the award agreements made pursuant thereto, including any such terms that are intended to survive the termination of the 2018 Plan or the settlement of such awards. Shares subject to awards under the 2018 Plan that expire, are forfeited, cancelled, or settled in cash will be added back to the shares available for issuance under the 2025 Plan. Awards under the 2025 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards, each of which, upon issuance, is counted as one share against the 2025 Plan share reserve. At October 31, 2025, there were 1,645,676 shares that remain available for grant under the 2025 Plan.
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
Information concerning the unvested restricted stock units is presented in the following table. At October 31, 2025, there were no stock options, stock appreciation rights or other equity-based awards outstanding.

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2025	499,243	$262
Granted	101,575	463
Vested	(229,585)	235
Forfeited	(5,591)	291
Performance Award Adjustments	27,659	355
Unvested at October 31, 2025	393,301	$336
Total share-based compensation costs recorded for employees and non-employee directors for the six months ended October 31, 2025 and 2024 were $30,659 and $23,645, respectively, related entirely to restricted stock unit awards. As of October 31, 2025, there was $65,814 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2029, with a weighted average remaining term of 1.3 years. The fair value of restricted stock unit awards vested during the six months ended October 31, 2025 was $114,197 as of the applicable vest date.

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
The Company is named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Indiana, titled White (f/k/a McColley) v. Casey’s General Stores, Inc., in which the plaintiff alleges that the Company misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA). The complaint seeks unpaid wages, liquidated damages and attorneys’ fees for the plaintiff and all similarly situated Store Managers who worked at the Company from February 16, 2015, to the present. On March 31, 2021, the Court granted conditional certification, and to-date, approximately 1,400 current and/or former Store Managers remain opted-in to participate in the McColley lawsuit. The Company is also named in a related lawsuit filed in the Southern District of Illinois, titled Kessler v. Casey’s Marketing Company, et al., with substantially the same allegations and seeking the same relief, but instead for the plaintiff and all similarly situated Store Managers located in the state of Illinois from December 19, 2019, to the present. On October 13, 2023, the Court approved conditional certification, and to-date, approximately 550 current and/or former Store Managers remain opted-in to participate in the Kessler lawsuit. Discovery in both cases is currently underway. The Company believes that adequate provisions have been made for probable losses related to these matters, and that those, and the reasonably possible losses in excess of amounts accrued, where such range of loss can be estimated, are not material to the Company’s financial position, results of operations or cash flows. The Company believes that its Store Managers are properly classified as exempt employees under the FLSA and it intends to continue to vigorously defend these matters.

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $12,419 and $10,773 at October 31, 2025 and April 30, 2025, respectively. If this unrecognized tax benefit were ultimately recognized, $9,811 is the amount that would impact our effective tax rate. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $374 at October 31, 2025, and $266 at April 30, 2025. Net interest and penalties included in income tax expense for the six months ended October 31, 2025 and 2024 was a net expense of $108 and $154, respectively.
The State of Illinois is currently examining tax years 2020 and 2021. The Company has no other ongoing federal or state income tax examinations. The federal statute of limitations remains open for the tax years 2021 and forward. Tax years 2020 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.    Segment Reporting
As of October 31, 2025, we operated 2,921 stores in 19 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of prepared food and dispensed beverage, grocery and general merchandise, and fuel because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
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

The following table provides information on revenue, significant expenses, and net income related to the single reportable segment:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Total revenue	$4,506,084	$3,946,771	9,073,190	$8,044,508

Cost of goods sold (exclusive of depreciation and amortization)
Prepared food & dispensed beverage	193,555	172,369	386,006	341,457
Grocery & general merchandise	761,461	675,504	1,547,361	1,366,201
Fuel	2,309,923	2,102,380	4,670,028	4,343,474
Other (1)	119,459	37,959	235,663	79,561
Total cost of goods sold (exclusive of depreciation and amortization)	3,384,398	2,988,212	6,839,058	6,130,693

Operating expenses
Same-store employee expense	280,458	254,210	550,326	500,624
Same-store other expense	140,440	126,383	271,709	247,122
Same-store credit card fees expense	61,716	57,920	122,898	115,340
Non same-store operating expense	67,503	36,396	147,881	87,679
Other (2)	161,470	134,770	316,949	268,388
Total operating expenses	711,587	609,679	1,409,763	1,219,153

Depreciation & amortization	111,416	96,592	220,379	191,001
Interest, net	24,690	12,553	51,540	26,620
Income before income taxes	273,993	239,735	552,450	477,041
Federal and state income taxes	67,657	58,817	130,759	115,925
Net income	$206,336	$180,918	$421,691	$361,116
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
Overview
As of October 31, 2025, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop", "CEFCO", "Bucky's", or "Lone Star Food Store", referred to as "Casey's" or the "Company") throughout 19 states, approximately half of which are located in Iowa, Missouri and Illinois.
During the third quarter of the prior fiscal year, the Company closed on the acquisition of Fikes Wholesale and Group Petroleum Services (collectively "Fikes"), owner of CEFCO Convenience Stores, which added 198 total stores (the "Fikes acquisition") and a wholesale fuel network.
As of October 31, 2025, there were 2,921 stores in operation. Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
All convenience stores carry a broad selection of food items (which at most stores includes, but is not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, groceries, health and beauty aids, automotive products, and other non-food items. As of October 31, 2025, 247 store locations offered car washes. In addition, all but six store locations offer fuel.
The Company had 68 stores operating under the "GoodStop (by Casey’s)" brand, 10 stores operating under the "Lone Star Food Store" brand, and was also temporarily operating certain locations under the name "Bucky's" as of October 31, 2025. Additionally, the majority of the stores acquired from Fikes are currently operating under the "CEFCO" brand. Similar to most of our store footprint, the "GoodStop", "Lone Star Food Store", "Bucky's", and "CEFCO" locations offer fuel for sale on a self-serve basis, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings.
The Company operates a wholesale network where Casey’s manages fuel wholesale supply agreements to certain dealer sites and other wholesale locations. During the prior year, the Company expanded its fuel wholesale network through the Fikes acquisition. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count in the table below. Approximately 3% of total revenue for the three and six-months ended October 31, 2025, relates to the fuel wholesale network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to most of our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri. Additionally, the Company owns and operates a fuel terminal in Waco, Texas, which was acquired from Fikes in the prior year. The Company also self-distributes the majority of fuel to our stores.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $5.53 for the second quarter of fiscal 2026. For the same quarter a year-ago, diluted earnings per common share was $4.85.
The following table represents the roll forward of store count through the second quarter of fiscal 2026:

Store Count
Total stores at April 30, 2025	2,904
New store construction	16
Acquisitions	26
Acquisitions not opened	(1)
Prior acquisitions opened	1
Closed or divested	(25)
Total stores at October 31, 2025	2,921

Fuel Profitability
The Company, and the retail fuel industry, has recently experienced historically high average revenue less cost of goods sold per gallon (exclusive of depreciation and amortization). Although this has remained relatively consistent, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. While the Company believes that its average revenue less cost of goods sold per gallon (exclusive of depreciation and amortization) will remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, higher interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.
Electric Vehicles and Renewable Fuels
Casey's continues its process of implementing an electric vehicle ("EV") strategy and our management team remains committed to understanding how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 19-state footprint. As of October 31, 2025, the Company has 232 charging stations at 48 stores, across 13 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
The Company also remains committed to offering renewable fuel options at our stores and continues to expand its alternative fuel options in response to evolving guest needs and as part of its environmental stewardship efforts. Currently, almost all of our stores offer fuel with at least 10% of blended ethanol and approximately 41% of our stores offer biodiesel. Every newly built store has the capability to sell renewable fuels, and we aim to continue growing sales of renewable fuels throughout our footprint.
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
Same-store sales of prepared food and dispensed beverage increased 4.8% and grocery and general merchandise increased 2.7% during the quarter. The increase in prepared food and dispensed beverage same-store sales was attributable to strong sales of whole pizzas and hot sandwiches. The increase in grocery and general merchandise same-store sales was primarily due to sales of non-alcoholic beverages. Additionally, the second quarter results reflected a 0.8% increase in same-store fuel gallons sold.

Three Months Ended October 31, 2025 Compared to
Three Months Ended October 31, 2024
(Dollars and Amounts in Thousands)

Three Months Ended October 31, 2025	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$467,799	$1,190,640	$2,687,289	$160,356	$4,506,084
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$274,244	$429,179	$377,366	$40,897	$1,121,686
	58.6%	36.0%	14.0%	25.5%	24.9%
Fuel gallons sold			906,652
Three Months Ended October 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$417,827	$1,049,697	$2,414,632	$64,615	$3,946,771
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$245,458	$374,193	$312,252	$26,656	$958,559
	58.7%	35.6%	12.9%	41.3%	24.3%
Fuel gallons sold			775,914
Total revenue for the second quarter of fiscal 2026 increased by $559,313 (14.2%) over the comparable period in fiscal 2025, primarily driven by $511,805 of additional revenue from the Fikes acquisition. Prepared food and dispensed beverage revenue increased by $49,972 (12.0%), due to an increase in same-store sales of 4.8% driven by strong sales of whole pizzas and hot sandwiches, as well as an increase of approximately 7.2% related to store growth, due to operating 236 more stores than a year ago. Grocery and general merchandise revenue increased by $140,943 (13.4%), due to an increase in same-store sales of 2.7% driven by sales of non-alcoholic beverages, as well as an increase of approximately 10.7% related to store growth. Retail fuel revenue increased by $272,657 (11.3%) due to an increase in the number of gallons sold of 130,738 (16.8%). This was partially offset by a decrease in the average retail price per gallon of 4.8%.
The other category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue increased $95,741 (148.2%) for the second quarter of fiscal 2026 compared to the prior year, driven primarily by an increase in wholesale fuel revenue, as a result of the Fikes acquisition. The increased activity related to the wholesale fuel network carries a lower revenue less cost of good sold as a percentage of total revenue. Additionally, other revenue and other revenue less cost of goods sold (exclusive of depreciation and amortization) was favorably impacted by a one-time adjustment of $8,000 due to a change in estimate related to breakage assumptions on the outstanding gift card liability balance.
Total revenue less cost of goods sold (exclusive of depreciation and amortization) was 24.9% of revenue for the second quarter of fiscal 2026, compared to 24.3% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 58.6% of prepared food and dispensed beverage revenue for the second quarter of fiscal 2026, compared to 58.7% for the comparable period in the prior year driven primarily by the acquisition of Fikes, as the CEFCO stores contribute a lower percentage than a typical Casey's store. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 36.0% of grocery and general merchandise revenue for the second quarter of fiscal 2026, compared to 35.6% of grocery and general merchandise revenue for the comparable period in the prior year driven primarily by product mix.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 14.0% of fuel revenue during the second quarter of fiscal 2026, compared to 12.9% for the comparable period in the prior year. Revenue less cost of goods sold (exclusive of depreciation and amortization) per gallon increased to 41.6 cents in the second quarter of fiscal 2026, compared to 40.2 cents for the comparable period in the prior year. The Company sold 7.0 million RINs (renewable identification numbers) for $7,222 during the quarter, compared to the sale of 6.3 million RINs in the second quarter of the prior year, which generated $4,923 (see Note 3, above, for a further description of RINs and how they are generated).
Operating expenses increased $101,908 (16.7%) to $711,587 in the second quarter of fiscal 2026. Approximately 10.5% of the increase is due to operating 236 more stores than the comparable period in the prior year. Same-store employee expense contributed to approximately 2% of the increase, due to increases in labor rates, as same-store labor hours were flat.

Approximately 1% of the change is related to an increase in accrued costs for variable incentive compensation due to strong financial performance.
Depreciation and amortization expense increased $14,824 (15.3%) to $111,416 in the second quarter of fiscal 2026, primarily due to operating 236 more stores than a year ago.
Interest, net increased $12,137 (96.7%) to $24,690 in the second quarter of fiscal 2026, primarily due to issuing incremental debt of $1,100,000 in the prior year to partially fund the acquisition of Fikes.
The effective tax rate increased to 24.7% in the second quarter of fiscal 2026 compared to 24.5% in the same period of fiscal 2025. The increase in the effective tax rate was primarily due to a decrease in favorable permanent differences.
Net income increased $25,418 (14.0%) to $206,336 compared to $180,918 in the comparable period. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses, depreciation and amortization, and interest expense. See discussion in the paragraphs above for the primary drivers for each of these changes.
Six Months Ended October 31, 2025 Compared to
Six Months Ended October 31, 2024
(Dollars and Amounts in Thousands)

Six Months Ended October 31, 2025	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$926,233	$2,416,023	$5,420,948	$309,986	$9,073,190
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$540,227	$868,662	$750,920	$74,323	$2,234,132
	58.3%	36.0%	13.9%	24.0%	24.6%
Fuel gallons sold			1,818,432
Six Months Ended October 31, 2024	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$822,956	$2,118,675	$4,970,274	$132,603	$8,044,508
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$481,499	$752,474	$626,800	$53,042	$1,913,815
	58.5%	35.5%	12.6%	40.0%	23.8%
Fuel gallons sold			1,548,450
Total revenue for the first six months of fiscal 2026 increased by $1,028,682 (12.8%) over the comparable period in fiscal 2025 primarily driven by $1,034,139 of additional revenue from the Fikes acquisition. Prepared food and dispensed beverage revenue increased by $103,277 (12.5%) due to an increase in same-store sales of 5.0% driven by improved sales of hot sandwiches, bakery, and whole pizzas, as well as an increase of approximately 7.5% related to store growth. Grocery and general merchandise revenue increased by $297,348 (14.0%) due to an increase of approximately 10.8% related to store growth, as well as an increase in same-store sales of 3.2% driven by strong sales of non-alcoholic beverages. Retail fuel revenue increased by $450,674 (9.1%) due to an increase in the number of gallons sold of 269,982 (17.4%), partially offset by the average retail price per gallon decreasing 7.1%.
The other category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue increased $177,383 (133.8%) for the first six months of fiscal 2026 compared to the prior year, driven primarily by an increase in wholesale fuel revenue, as a result of the Fikes acquisition. The increased activity related to the wholesale fuel network carries a lower revenue less cost of good sold as a percentage of total revenue. Additionally, other revenue and other revenue less cost of goods sold (exclusive of depreciation and amortization) was favorably impacted by a one-time adjustment of $8,000 due to a change in estimate related to breakage assumptions on the outstanding gift card liability balance.
Revenue less cost of goods sold (exclusive of depreciation and amortization) was 24.6% of revenue for the first six months of fiscal 2026, compared to 23.8% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) decreased to 58.3% of prepared food and dispensed beverage revenue, compared to 58.5% for the comparable period in the prior year driven primarily by the acquisition of Fikes, as the CEFCO stores contribute a lower percentage than a typical Casey's store. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 36.0% of grocery and general merchandise revenue, compared to 35.5% in the prior year driven primarily by product mix.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 13.9% of fuel revenue for the first six months of fiscal 2026, compared to 12.6% for the first six months of the prior year. Revenue less cost of goods sold (exclusive of depreciation and amortization) per gallon was 41.3 cents for the first six months of fiscal 2026 compared to 40.5 cents in the prior year. The Company sold 13.1 million RINs (renewable identification numbers) for $13,964 during the six months of fiscal 2026, compared to the sale of 14.9 million RINs in the prior year, which generated $9,758 (see Note 3, above, for a further description of RINs and how they are generated).
Operating expenses increased by $190,610 (15.6%) in the first six months of fiscal 2026 from the comparable period in the prior year. Operating 236 more stores than the prior year accounted for approximately 10% of the increase. Same-store employee expense contributed to approximately 2% of the increase, due to an increases in labor rates, offset by same-store labor hours down nearly 1%. Approximately 1% of the change is related to an increase in accrued costs for variable incentive compensation due to strong financial performance.
Depreciation and amortization expense increased $29,378 (15.4%) to $220,379 for the first six months of fiscal 2026, primarily due to operating 236 more stores than a year ago.
Interest, net increased by $24,920 (93.6%) to $51,540 for the first six months of fiscal 2026 primarily due to issuing incremental debt of $1,100,000 in the prior year to partially fund the acquisition of Fikes.
The effective tax rate decreased to 23.7% in the first six months of the fiscal year compared to 24.3% in the same period of the prior fiscal year. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits recognized on share-based awards.
Net income increased by $60,575 (16.8%) to $421,691 from $361,116 in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses, depreciation and amortization and interest expense. See discussion in the paragraphs above for the primary drivers for each of these changes.
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
The following table contains a reconciliation of net income to EBITDA for the three and six months ended October 31, 2025 and 2024:

	Three months ended		Six months ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Net income	$206,336	$180,918	$421,691	$361,116
Interest, net	24,690	12,553	51,540	26,620
Federal and state income taxes	67,657	58,817	130,759	115,925
Depreciation and amortization	111,416	96,592	220,379	191,001
EBITDA	$410,099	$348,880	$824,369	$694,662
For the three and six months ended October 31, 2025, EBITDA increased by 17.5% and 18.7%, respectively, when compared to the same period a year ago. The increase was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2025, and such discussion is incorporated herein by reference. There have been no changes to these policies in the six months ended October 31, 2025.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of October 31, 2025, the Company’s ratio of current assets to current liabilities was 1.05 to 1. The ratio at October 31, 2024 and April 30, 2025 was 0.88 to 1 and 0.92 to 1, respectively. The increase in the ratio is primarily attributable to an increase in cash and cash equivalents. For further information, refer to discussions on the changes in the sections of the statement of cash flow below.
Management believes that the net availability under the Bank Line of approximately $49,726 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $719,486 for the six months ended October 31, 2025, compared to $552,057 for the comparable period in the prior year, an increase of $167,429. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (exclusive of depreciation and amortization) of $320,317, as well as a decrease in cash paid for taxes of $17,553 compared to the prior year, primarily due to increased accelerated tax depreciation following the reinstatement of 100% bonus depreciation under the One Big Beautiful Bill Act. This was offset by an increase in operating expenses of $190,610 and an increase in cash paid for interest of $31,847. Refer to "Six Months Ended October 31, 2025 Compared to Six Months Ended October 31, 2024" starting on page 16 for further details on the primary drivers for the changes in revenue, cost of goods sold, operating expenses, and interest. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. Operating cash flows were also favorably impacted by an increase of $24,144 due to the timing of inventory purchases, as well as an increase of $30,288 related to accounts payable and accrued expenses, due to the timing of payments.
Net cash used in investing activities increased by $98,395. During the first six months of fiscal 2026, the Company expended $368,554 for purchases of property and equipment and payments for acquisitions compared to $257,567 for the comparable period in the prior year. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Net cash used in financing activities was $209,890 for the six months ended October 31, 2025, compared to net cash provided by financing activities of $999,149 in the comparable period. The change from the prior year was primarily due to the proceeds from long-term debt of $1,100,000 received to partially fund the Fikes acquisition in the prior year. Additionally, the repurchase and retirement of common stock under our share repurchase program resulted in an increase in the net cash used of approximately $61,768 during the period.

As of October 31, 2025, the Company had long-term debt consisting of:

Finance lease liabilities	$108,286
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	63,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	29,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	45,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	45,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	200,000
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	818,125
Less debt issuance costs	(5,114)
2,453,297
Less current maturities	(101,265)
$2,352,032
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We utilize an interest rate swap to manage exposure to fluctuations in variable interest rates. While the interest rate swap is not designated as a hedging instrument for accounting purposes, the Company does not enter into interest rate swap agreements for trading or speculative purposes. The impact of the interest rate swap was immaterial to the financial statements as of October 31, 2025 and for the period then ended. Based upon the outstanding balance of the Company's term loan facilities as of October 31, 2025, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $9.6 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (pipeline and terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store or wholesale customer. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. Derivative contracts outstanding were immaterial to the financial statements as of October 31, 2025 and for the period then ended.
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
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended October 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Second Quarter
August 1 - August 31, 2025	51,729	$509.68	51,729	$237,494,800
September 1 - September 30, 2025	9,806	498.08	9,806	232,610,665
October 1- October 31, 2025	—	—	—	232,610,665
Total	61,535	$507.83	61,535	$232,610,665
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. During the second quarter, we repurchased and retired 61,535 shares of our common stock under our share repurchase program for a total of $31.2 million, excluding fees, commissions and other costs. As of October 31, 2025, $232.6 million remained available for future purchases under this share repurchase program.

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

CASEY’S GENERAL STORES, INC.

Date: December 9, 2025	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)