Form 10-Q
period 2026-01-31
CASEYS GENERAL STORES INC
filed 2026-03-09
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2026
Common stock, no par value per share	36,959,030 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	January 31, 2026	April 30, 2025
Assets
Current assets:
Cash and cash equivalents	$465,019	$326,662
Receivables	186,756	180,746
Inventories	440,832	480,034
Prepaid and other current assets	36,291	24,641
Income taxes receivable	19,105	770
Total current assets	1,148,003	1,012,853
Operating lease right-of-use assets, net	436,140	417,046
Other assets, net of amortization	121,692	120,082
Goodwill	1,266,489	1,244,893
Property and equipment, net of accumulated depreciation of $3,386,937 at January 31, 2026 and $3,122,203 at April 30, 2025	5,613,426	5,413,244
Total assets	$8,585,750	$8,208,118

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$101,455	$94,925
Accounts payable	603,347	620,447
Accrued expenses and current portion of operating lease liabilities	396,893	386,321
Total current liabilities	1,101,695	1,101,693
Long-term debt and finance lease obligations, net of current maturities	2,331,744	2,413,620
Deferred income taxes	729,206	646,905
Operating lease liabilities, net of current portion	462,522	434,707
Insurance accruals, net of current portion	33,669	33,143
Other long-term liabilities	73,429	69,380
Total liabilities	4,732,265	4,699,448
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	—	49,605
Retained earnings	3,853,485	3,459,065
Total shareholders’ equity	3,853,485	3,508,670
Total liabilities and shareholders' equity	$8,585,750	$8,208,118
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Total revenue	$3,916,132	$3,903,633	$12,989,322	$11,948,141
Cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,909,580	2,991,065	9,748,638	9,121,758
Operating expenses	697,640	670,200	2,107,403	1,889,353
Depreciation and amortization	114,084	105,203	334,463	296,204
Interest, net	23,381	29,415	74,921	56,035
Income before income taxes	171,447	107,750	723,897	584,791
Federal and state income taxes	41,374	20,653	172,133	136,578
Net income	$130,073	$87,097	$551,764	$448,213
Net income per common share
Basic	$3.51	$2.35	$14.87	$12.08
Diluted	$3.49	$2.33	$14.79	$12.01
Basic weighted average shares outstanding	37,034,207	37,125,570	37,105,202	37,112,506
Plus dilutive effect of share-based compensation	206,830	236,486	205,264	213,474
Diluted weighted average shares outstanding	37,241,037	37,362,056	37,310,466	37,325,980
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2025	37,119,083	$49,605	$3,459,065	$3,508,670
Net income	—	—	215,355	215,355
Dividends declared (57 cents per share)	—	—	(21,422)	(21,422)
Repurchase of common stock	(69,687)	(18,931)	(12,320)	(31,251)
Share-based compensation	223,589	15,221	—	15,221
Tax withholdings on employee share-based awards	(92,000)	(45,895)	—	(45,895)
Balance at July 31, 2025	37,180,985	—	3,640,678	3,640,678
Net income	—	—	206,336	206,336
Dividends declared (57 cents per share)	—	—	(21,420)	(21,420)
Repurchase of common stock	(61,535)	(15,185)	(16,066)	(31,251)
Share-based compensation	5,996	15,438	—	15,438
Tax withholdings on employee share-based awards	(492)	(253)	—	(253)
Balance at October 31, 2025	37,124,954	—	3,809,528	3,809,528
Net income	—	—	130,073	130,073
Dividends declared (57 cents per share)	—	—	(21,308)	(21,308)
Repurchase of common stock	(134,608)	(11,693)	(64,808)	(76,501)
Share-based compensation	3,094	12,332	—	12,332
Tax withholdings on employee share-based awards	(1,126)	(639)	—	(639)
Balance at January 31, 2026	36,992,314	$—	$3,853,485	$3,853,485

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2024	37,008,488	$27,453	$2,987,928	$3,015,381
Net income	—	—	180,198	180,198
Dividends declared (50 cents per share)	—	—	(18,763)	(18,763)
Share-based compensation	169,969	11,036	—	11,036
Tax withholdings on employee share-based awards	(67,306)	(24,932)	—	(24,932)
Balance at July 31, 2024	37,111,151	13,557	3,149,363	3,162,920
Net income	—	—	180,918	180,918
Dividends declared (50 cents per share)	—	—	(18,823)	(18,823)
Share-based compensation	6,318	12,609	—	12,609
Tax withholdings on employee share-based awards	(488)	(178)	—	(178)
Balance at October 31, 2024	37,116,981	25,988	3,311,458	3,337,446
Net income	—	—	87,097	87,097
Dividends declared (50 cents per share)	—	—	(18,807)	(18,807)
Share-based compensation	1,809	11,844	—	11,844
Tax withholdings on employee share-based awards	(642)	(264)	—	(264)
Balance at January 31, 2025	37,118,148	$37,568	$3,379,748	$3,417,316

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net income	$551,764	$448,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,463	296,204
Amortization of debt issuance costs	1,549	1,132
Change in excess replacement cost over LIFO inventory valuation	17,347	9,358
Share-based compensation	42,991	35,489
Loss on disposal of assets and impairment charges	3,507	8,993
Deferred income taxes	84,083	51,204
Changes in assets and liabilities:
Receivables	(7,476)	12,067
Inventories	24,936	(8,129)
Prepaid and other current assets	(11,650)	(11,287)
Accounts payable	(48,751)	(78,246)
Accrued expenses	7,509	(5,617)
Income taxes	(17,907)	276
Other, net	(3,335)	(2,661)
Net cash provided by operating activities	979,030	756,996
Cash flows from investing activities:
Purchase of property and equipment	(464,838)	(325,499)
Payments for acquisition of businesses, net of cash acquired	(87,892)	(1,211,567)
Proceeds from sales of assets	39,789	14,529
Net cash used in investing activities	(512,941)	(1,522,537)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,100,000
Payments of long-term debt and finance lease obligations	(81,648)	(60,981)
Payments of debt issuance costs	—	(5,292)
Payments of cash dividends	(62,039)	(53,745)
Repurchase of common stock and payment of related excise taxes	(137,258)	(734)
Tax withholdings on employee share-based awards	(46,787)	(25,374)
Net cash (used in) provided by financing activities	(327,732)	953,874

Net increase in cash and cash equivalents	138,357	188,333
Cash and cash equivalents at beginning of the period	326,662	206,482
Cash and cash equivalents at end of the period	$465,019	$394,815

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Nine months ended January 31,
	2026	2025
Cash paid during the period for:
Interest, net of amount capitalized	$82,186	$52,565
Income taxes, net	104,753	84,506

Noncash activities:
Purchased property and equipment in accounts payable	78,080	69,299
Right-of-use assets obtained in exchange for new finance lease liabilities	6,992	12,590
Right-of-use assets obtained in exchange for new operating lease liabilities	43,026	315,124
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share and Per Share Amounts)

1.    Presentation of Financial Statements
As of January 31, 2026, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,924 convenience stores in 19 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 31, 2026 and April 30, 2025, the results of operations for the three and nine months ended January 31, 2026 and 2025, and shareholders' equity and cash flows for the nine months ended January 31, 2026 and 2025. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the most recent audited financial statements for our consideration of new accounting pronouncements issued prior to this fiscal year.
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
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of January 31, 2026 and April 30, 2025, the Company recognized a contract liability of $70,099 and $64,077, respectively, primarily related to the Casey's Rewards program, which is included in accrued expenses and current portion of operating lease liabilities on the condensed consolidated balance sheets.
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

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances which are considered Level 2 inputs within the fair value hierarchy. The fair value of the Company’s long-term debt was approximately $2,244,000 and $2,285,000 at January 31, 2026 and April 30, 2025, respectively. The fair value calculated excludes finance lease obligations of $106,495 and $108,920 outstanding at January 31, 2026 and April 30, 2025, respectively, which are included with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $3,688 and $10,470, for the three and nine months ended January 31, 2026, and $3,365 and $9,543, for the three and nine months ended January 31, 2025. Interest, net is also net of interest capitalized of $895 and $2,147, for the three and nine months ended January 31, 2026, and $564 and $1,472, for the three and nine months ended January 31, 2025.
Revolving Facility
The Company has a credit agreement that provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”). Amounts borrowed under the Revolving Facility, bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement. The Company had $0 outstanding under the Revolving Facility at January 31, 2026 and April 30, 2025.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at January 31, 2026 and April 30, 2025. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2025 Stock Incentive Plan (the “2025 Plan”) was approved by the Company’s shareholders on September 3, 2025, at the Company’s annual shareholders meeting (the “2025 Plan Effective Date”). There were 1,650,000 shares available for issuance under the 2025 Plan as of the 2025 Plan Effective Date. The 2025 Plan replaces the 2018 Stock Incentive Plan (the "2018 Plan"), under which no new awards were allowed to be granted as of the 2025 Plan Effective Date. Outstanding awards under the 2018 Plan continue to be governed by the terms thereof and the award agreements made pursuant thereto, including any such terms that are intended to survive the termination of the 2018 Plan or the settlement of such awards. Shares subject to awards under the 2018 Plan that expire, are forfeited, cancelled, or settled in cash will be added back to the shares available for issuance under the 2025 Plan. Awards under the 2025 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards, each of which, upon issuance, is counted as one share against the 2025 Plan share reserve. At January 31, 2026, there were 1,644,899 shares that remain available for grant under the 2025 Plan.
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
Information concerning the unvested restricted stock units is presented in the following table. At January 31, 2026, there were no stock options, stock appreciation rights or other equity-based awards outstanding.

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2025	499,243	$262
Granted	102,767	464
Vested	(232,679)	236
Forfeited	(6,006)	295
Performance Award Adjustments	27,659	355
Unvested at January 31, 2026	390,984	$337
Total share-based compensation costs recorded for employees and non-employee directors for the nine months ended January 31, 2026 and 2025 were $42,991 and $35,489, respectively, related entirely to restricted stock unit awards. As of January 31, 2026, there was $54,004 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2029, with a weighted average remaining term of 1.0 years. The fair value of restricted stock unit awards vested during the nine months ended January 31, 2026 was $115,960 as of the applicable vest date.

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
The Company is named as a defendant in two lawsuits alleging that it misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA) - White (f/k/a McColley) v. Casey’s General Stores, Inc. in the United States District Court for the Northern District of Indiana and Kessler v. Casey’s Marketing Company, et al. in the Southern District of Illinois. During the quarter, the parties agreed to a settlement of all claims in both matters for an amount that is not material to the Company's condensed consolidated financial statements. Approval of the settlement is pending before the applicable court(s). The Company continues to maintain that its Store Managers are properly classified as exempt employees under the FLSA and does not admit any wrongdoing as a result of the settlement.

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $12,782 and $10,773 at January 31, 2026 and April 30, 2025, respectively. If this unrecognized tax benefit were ultimately recognized, $10,097 is the amount that would impact our effective tax rate. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $432 at January 31, 2026, and $266 at April 30, 2025. Net interest and penalties included in income tax expense for the nine months ended January 31, 2026 and 2025 was a net expense of $166 and $175, respectively.
The State of Illinois is currently examining tax years 2020 and 2021. The Company has no other ongoing federal or state income tax examinations. The federal statute of limitations remains open for the tax years 2022 and forward. Tax years 2020 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.    Segment Reporting
As of January 31, 2026, we operated 2,924 stores in 19 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of prepared food and dispensed beverage, grocery and general merchandise, and fuel because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
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

The following table provides information on revenue, significant expenses, and net income related to the single reportable segment:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Total revenue	$3,916,132	$3,903,633	12,989,322	$11,948,141

Cost of goods sold (exclusive of depreciation and amortization, shown separately below)
Prepared food & dispensed beverage	176,492	167,616	562,498	509,073
Grocery & general merchandise	679,677	659,730	2,227,038	2,025,931
Fuel	1,961,481	2,064,764	6,631,509	6,408,238
Other (1)	91,930	98,955	327,593	178,516
Total cost of goods sold (exclusive of depreciation and amortization, shown separately below)	2,909,580	2,991,065	9,748,638	9,121,758

Operating expenses
Same-store employee expense	298,058	258,070	818,072	745,515
Same-store other expense	155,912	125,842	402,207	364,394
Same-store credit card fees expense	61,090	51,187	175,353	163,800
Non same-store operating expense	25,706	78,648	237,948	190,803
Other (2)	156,874	156,453	473,823	424,841
Total operating expenses	697,640	670,200	2,107,403	1,889,353

Depreciation & amortization	114,084	105,203	334,463	296,204
Interest, net	23,381	29,415	74,921	56,035
Income before income taxes	171,447	107,750	723,897	584,791
Federal and state income taxes	41,374	20,653	172,133	136,578
Net income	$130,073	$87,097	$551,764	$448,213
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
Overview
As of January 31, 2026, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop (by Casey's)", or "CEFCO", referred to as "Casey's" or the "Company") throughout 19 states, approximately half of which are located in Iowa, Missouri and Illinois.
During the third quarter of the prior fiscal year, the Company closed on the acquisition of Fikes Wholesale and Group Petroleum Services (collectively "Fikes"), owner of CEFCO Convenience Stores, which added 198 total stores (the "Fikes acquisition") and a wholesale fuel network.
As of January 31, 2026, there were 2,924 stores in operation. Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of price, as well as on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, and quality of service.
All convenience stores carry a broad selection of food items (which at most stores includes, but is not limited to, freshly prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, groceries, health and beauty aids, automotive products, and other non-food items. As of January 31, 2026, 236 store locations offered car washes. In addition, all but six store locations offer fuel.
In addition to the "Casey's" and "Casey's General Stores" brands, the Company also operates stores under additional brands such as "GoodStop (by Casey's)" or "CEFCO". These locations offer fuel for sale, and a broad selection of snacks, beverages, tobacco products, and other essentials. However, some of these locations do not have a kitchen and have limited prepared food offerings. When the Company acquires convenience stores, the locations are typically branded as "Casey’s", once the store is remodeled to include a full-service kitchen. If the store’s layout or location does not allow for a full-service kitchen, the store typically will be operated as “GoodStop (by Casey’s)” or the acquired brand.
The Company operates a wholesale network where Casey’s manages fuel wholesale supply agreements to certain dealer sites and other wholesale locations. During the prior year, the Company expanded its fuel wholesale network through the Fikes acquisition. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count in the table below. For the three and nine-months ended January 31, 2026, approximately 2% and 3%, of total revenue relates to the fuel wholesale network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to most of our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri. Additionally, the Company owns and operates a fuel terminal in Waco, Texas, which was acquired from Fikes in the prior year. The Company self-distributes the majority of fuel to our stores.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $3.49 for the third quarter of fiscal 2026. For the same quarter a year-ago, diluted earnings per common share was $2.33.
The following table represents the roll forward of store count through the third quarter of fiscal 2026:

Store Count
Total stores at April 30, 2025	2,904
New store construction	27
Acquisitions	27
Acquisitions not opened	(1)
Prior acquisitions opened	1
Closed or divested	(34)
Total stores at January 31, 2026	2,924

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
Electric Vehicles and Renewable Fuels
Casey's continues to implement our electric vehicle ("EV") strategy and our management team remains committed to understanding how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, Casey’s has continued to add EV charging stations across our 19-state footprint. As of January 31, 2026, the Company has 269 charging stations at 58 stores, across 13 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
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
Same-store sales of prepared food and dispensed beverage increased 4.3% and grocery and general merchandise increased 4.0% during the quarter. The increase in prepared food and dispensed beverage same-store sales was attributable to strong sales of whole pizzas and hot sandwiches. The increase in grocery and general merchandise same-store sales was primarily due to sales of non-alcoholic beverages. Additionally, the third quarter results reflected a 0.4% increase in same-store fuel gallons sold.

Three Months Ended January 31, 2026 Compared to
Three Months Ended January 31, 2025
(Dollars and Amounts in Thousands)

Three Months Ended January 31, 2026	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$422,975	$1,057,228	$2,309,707	$126,222	$3,916,132
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$246,483	$377,551	$348,226	$34,292	$1,006,552
	58.3%	35.7%	15.1%	27.2%	25.7%
Fuel gallons sold			848,434
Three Months Ended January 31, 2025	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$397,151	$1,003,274	$2,366,822	$136,386	$3,903,633
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$229,535	$343,544	$302,058	$37,431	$912,568
	57.8%	34.2%	12.8%	27.4%	23.4%
Fuel gallons sold			829,761
Total revenue for the third quarter of fiscal 2026 increased by $12,499 (0.3%) over the comparable period in fiscal 2025. Prepared food and dispensed beverage revenue increased by $25,824 (6.5%), due to an increase in same-store sales of 4.3% driven by strong sales of whole pizzas and hot sandwiches, as well as an increase of approximately 2.2% related to store growth, due to operating 31 more stores than a year ago. Grocery and general merchandise revenue increased by $53,954 (5.4%), due to an increase in same-store sales of 4.0% driven by sales of non-alcoholic beverages, as well as an increase of approximately 1.4% related to store growth. Retail fuel revenue decreased by $57,115 (2.4%) due to a decrease in the average retail price per gallon of 4.6%. This was partially offset by an increase in the number of gallons sold of 18,673 (2.3%).
The other category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue decreased $10,164 (7.5%) for the third quarter of fiscal 2026 compared to the prior year, driven primarily by an decrease in wholesale fuel revenue, due to a decrease in the average price per gallon.
Total revenue less cost of goods sold (exclusive of depreciation and amortization) was 25.7% of revenue for the third quarter of fiscal 2026, compared to 23.4% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 58.3% of prepared food and dispensed beverage revenue for the third quarter of fiscal 2026, compared to 57.8% for the comparable period in the prior year due to strong cost of goods management. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 35.7% of grocery and general merchandise revenue for the third quarter of fiscal 2026, compared to 34.2% of grocery and general merchandise revenue for the comparable period in the prior year, primarily due to a favorable product mix shift.
Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 15.1% of fuel revenue during the third quarter of fiscal 2026, compared to 12.8% for the comparable period in the prior year. Revenue less cost of goods sold (exclusive of depreciation and amortization) per gallon increased to 41.0 cents in the third quarter of fiscal 2026, compared to 36.4 cents for the comparable period in the prior year. The Company sold 5.8 million RINs (renewable identification numbers) for $6,251 during the quarter, compared to the sale of 4.0 million RINs for $2,557 in the third quarter of the prior year (see Note 3, above, for a further description of RINs and how they are generated).
Operating expenses increased $27,440 (4.1%) to $697,640 in the third quarter of fiscal 2026. The total operating expense comparison benefitted from $13,482 in one-time deal and integration costs that were incurred in the prior year, related to the acquisition of Fikes. Operating 31 more stores than prior year accounted for approximately 1% of the increase. Same-store employee expense contributed to approximately 1.5% of the increase, due to increases in labor rates, partially offset by a reduction in same-store labor hours. Same-store repairs and maintenance contributed to approximately 1% of the increase. Approximately 1% of the change is related to an increase in accrued costs for variable incentive compensation due to strong financial performance.

Depreciation and amortization expense increased $8,881 (8.4%) to $114,084 in the third quarter of fiscal 2026, primarily due to purchases of property and equipment since the prior period.
Interest, net decreased $6,034 (20.5%) to $23,381 in the third quarter of fiscal 2026, primarily due to an approximate 1% rate decrease on our variable-rate debt, and a $250,125 reduction in outstanding debt due to principal payments.
The effective tax rate increased to 24.1% in the third quarter of fiscal 2026 compared to 19.2% in the same period of fiscal 2025. The increase in the effective tax rate was primarily due to a one-time benefit in the prior year to update the state deferred tax rate following the Fikes transaction.
Net income increased $42,976 (49.3%) to $130,073 compared to $87,097 in the comparable period. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses, depreciation and amortization, and interest expense. See discussion in the paragraphs above for the primary drivers for each of these changes.
Nine Months Ended January 31, 2026 Compared to
Nine Months Ended January 31, 2025
(Dollars and Amounts in Thousands)

Nine Months Ended January 31, 2026	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$1,349,208	$3,473,251	$7,730,655	$436,208	$12,989,322
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$786,710	$1,246,213	$1,099,146	$108,615	$3,240,684
	58.3%	35.9%	14.2%	24.9%	24.9%
Fuel gallons sold			2,666,866
Nine Months Ended January 31, 2025	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$1,220,107	$3,121,949	$7,337,096	$268,989	$11,948,141
Revenue less cost of goods sold (exclusive of depreciation and amortization)	$711,034	$1,096,018	$928,858	$90,473	$2,826,383
	58.3%	35.1%	12.7%	33.6%	23.7%
Fuel gallons sold			2,378,211
Total revenue for the first nine months of fiscal 2026 increased by $1,041,181 (8.7%) over the comparable period in fiscal 2025 primarily driven by $1,034,139 of additional revenue from the Fikes acquisition, during the first six months of fiscal 2026. Prepared food and dispensed beverage revenue increased by $129,101 (10.6%) due to an increase in same-store sales of 4.8% driven by improved sales of hot sandwiches, bakery, and whole pizzas, as well as an increase of approximately 5.8% related to store growth. Grocery and general merchandise revenue increased by $351,302 (11.3%) due to an increase in same-store sales of 3.4% driven by strong sales of non-alcoholic beverages, as well as an increase of approximately 7.9% related to store growth. Retail fuel revenue increased by $393,559 (5.4%) due to an increase in the number of gallons sold of 288,655 (12.1%), partially offset by the average retail price per gallon decreasing 6.0%.
The other category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue increased $167,219 (62.2%) for the first nine months of fiscal 2026 compared to the prior year, driven primarily by an increase in wholesale fuel revenue, as a result of the Fikes acquisition. The increased activity related to the wholesale fuel network carries a lower revenue less cost of good sold as a percentage of total revenue. Additionally, other revenue and other revenue less cost of goods sold (exclusive of depreciation and amortization) was favorably impacted by a one-time adjustment of $8,000 due to a change in estimate related to breakage assumptions on the outstanding gift card liability balance in the second fiscal quarter.
Revenue less cost of goods sold (exclusive of depreciation and amortization) was 24.9% of revenue for the first nine months of fiscal 2026, compared to 23.7% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (exclusive of depreciation and amortization) remained flat at 58.3% of prepared food and dispensed beverage revenue, compared to the comparable period in the prior year. Grocery and general merchandise revenue less related cost of goods sold (exclusive of depreciation and amortization) increased to 35.9% of grocery and general merchandise revenue, compared to 35.1% in the prior year, primarily due to a favorable product mix shift.

Fuel revenue less related cost of goods sold (exclusive of depreciation and amortization) was 14.2% of fuel revenue for the first nine months of fiscal 2026, compared to 12.7% for the first nine months of the prior year. Revenue less cost of goods sold (exclusive of depreciation and amortization) per gallon was 41.2 cents for the first nine months of fiscal 2026 compared to 39.1 cents in the prior year. The Company sold 18.9 million RINs (renewable identification numbers) for $20,215 during the nine months of fiscal 2026, compared to the sale of 18.8 million RINs for $12,315 in the prior year (see Note 3, above, for a further description of RINs and how they are generated).
Operating expenses increased by $218,050 (11.5%) in the first nine months of fiscal 2026 from the comparable period in the prior year. Operating more stores than the prior year accounted for approximately 6% of the increase. Same-store employee expense contributed to approximately 1.5% of the increase, due to an increases in labor rates, offset by a reduction in same-store labor hours. Approximately 1% of the change is related to an increase in accrued costs for variable incentive compensation due to strong financial performance.
Depreciation and amortization expense increased $38,259 (12.9%) to $334,463 for the first nine months of fiscal 2026, primarily due to purchases of property and equipment since the prior period.
Interest, net increased by $18,886 (33.7%) to $74,921 for the first nine months of fiscal 2026 primarily due to issuing incremental debt of $1,100,000 in the prior year to partially fund the acquisition of Fikes.
The effective tax rate increased to 23.8% in the first nine months of the fiscal year compared to 23.4% in the same period of the prior fiscal year. The increase in the effective tax rate was primarily due to a one-time benefit in the prior year to update the state deferred tax rate following the Fikes transaction (0.9%), offset by an increase in excess tax benefits recognized on share-based awards in the current year (0.5%).
Net income increased by $103,551 (23.1%) to $551,764 from $448,213 in the prior year. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses, depreciation and amortization and interest expense. See discussion in the paragraphs above for the primary drivers for each of these changes.
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
The following table contains a reconciliation of net income to EBITDA for the three and nine months ended January 31, 2026 and 2025:

	Three months ended		Nine months ended
	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Net income	$130,073	$87,097	$551,764	$448,213
Interest, net	23,381	29,415	74,921	56,035
Federal and state income taxes	41,374	20,653	172,133	136,578
Depreciation and amortization	114,084	105,203	334,463	296,204
EBITDA	$308,912	$242,368	$1,133,281	$937,030
For the three and nine months ended January 31, 2026, EBITDA increased by 27.5% and 20.9%, respectively, when compared to the same period a year ago. The increase was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2025, and such discussion is incorporated herein by reference. There have been no changes to these policies in the nine months ended January 31, 2026.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of January 31, 2026, the Company’s ratio of current assets to current liabilities was 1.04 to 1. The ratio at January 31, 2025 and April 30, 2025 was 0.92 to 1 for both periods. The increase in the ratio is primarily attributable to an increase in cash and cash equivalents. For further information, refer to discussions on the changes in the sections of the statement of cash flow below.
Management believes that the net availability under the Bank Line of approximately $50,000 and the Revolving Facility of $850,000, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $979,030 for the nine months ended January 31, 2026, compared to $756,996 for the comparable period in the prior year, an increase of $222,034. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (exclusive of depreciation and amortization) of $414,301. This was offset by an increase in operating expenses of $218,050 and an increase in cash paid for interest of $29,621. Refer to "Nine Months Ended January 31, 2026 Compared to Nine Months Ended January 31, 2025" starting on page 17 for further details on the primary drivers for the changes in revenue, cost of goods sold (exclusive of depreciation and amortization), operating expenses, and interest. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. Operating cash flows were also favorably impacted by an increase of $33,065 due to the timing of inventory purchases, as well as an increase of $29,495 related to accounts payable, due to the timing of payments.
Net cash used in investing activities decreased by $1,009,596. During the first nine months of fiscal 2026, the Company expended $552,730 for purchases of property and equipment and payments for acquisitions compared to $1,537,066 for the comparable period in the prior year. The decrease in cash used in investing activities was attributable to the Fikes acquisition, which closed during the prior year and had a purchase price of $1,165,752. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Net cash used in financing activities was $327,732 for the nine months ended January 31, 2026, compared to net cash provided by financing activities of $953,874 in the comparable period in the prior year. The change from the prior year was primarily due to the proceeds from long-term debt of $1,100,000 received to partially fund the Fikes acquisition in the prior year. Additionally, the repurchase and retirement of common stock under our share repurchase program resulted in an increase in the net cash used of approximately $136,524 during the period.

As of January 31, 2026, the Company had long-term debt consisting of:

Finance lease liabilities	$106,495
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	63,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	21,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	45,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	45,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000
Variable rate term loan facility, requiring quarterly installments ending April 21, 2028	200,000
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	807,500
Less debt issuance costs	(4,796)
2,433,199
Less current maturities	(101,455)
$2,331,744
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
Business Operations: Our business and our reputation could be adversely affected by a cyber or data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy; food-safety issues and foodborne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; we may be adversely impacted by increases in the cost of food ingredients and other related costs; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we could be adversely affected if we experience difficulties in, or are unable to recruit, hire or retain, members of our leadership team and other distribution, field and store Team Members; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results; we rely on our information technology systems, and a number of third-party software providers, to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business; increased credit card expenses could lead to higher operating expenses and other costs for the Company; our operations present hazards and risks which may not be fully covered by insurance, if insured; the dangers inherent in the storage and transport of fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities; consumer or other litigation could adversely affect our financial condition and results of operations; pandemics or disease outbreaks, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results; and, covenants in our Senior Notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests and the failure to comply with these requirements could have a material impact to us.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to attempt to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We utilize an interest rate swap to manage exposure to fluctuations in variable interest rates. While the interest rate swap is not designated as a hedging instrument for accounting purposes, the Company does not enter into interest rate swap agreements for trading or speculative purposes. The impact of the interest rate swap was immaterial to the financial statements as of January 31, 2026 and for the period then ended. Based upon the outstanding balance of the Company's term loan facilities as of January 31, 2026, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $9.5 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (pipeline and terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store or wholesale customer. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. Derivative contracts outstanding were immaterial to the financial statements as of January 31, 2026 and for the period then ended.
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
Changes in Internal Controls Over Financial Reporting
We acquired Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (collectively “Fikes”) on November 1, 2024. We excluded Fikes' internal controls over financial reporting from the scope of management’s annual assessment of the effectiveness of the Company's controls and procedures for the period May 1, 2025 through October 31, 2025. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation. Beginning November 1, 2025, Fikes has been fully incorporated into our internal controls over financial reporting.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended January 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Third Quarter
November 1 - November 30, 2025	51,316	$540.92	51,316	$204,853,047
December 1 - December 31, 2025	57,698	558.80	57,698	172,611,205
January 1- January 31, 2026	25,594	617.61	25,594	156,804,015
Total	134,608	$563.17	134,608	$156,804,015
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions or other costs (the "Repurchase Program"). The Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program can be suspended or discontinued at any time. During the third quarter, we repurchased and retired 134,608 shares of our common stock under our share repurchase program for a total of $75.8 million, excluding fees, commissions and other costs. As of January 31, 2026, $156.8 million remained available for future purchases under this share repurchase program.

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

CASEY’S GENERAL STORES, INC.

Date: March 9, 2026	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)