Form 10-K
period 2026-04-30
CASEYS GENERAL STORES INC
filed 2026-06-22
CIK 726958

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of October 31, 2025, was approximately $19.1 billion based on the closing sales price ($513.19 per share) as quoted on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at June 16, 2026
Common Stock, no par value per share	37,004,914 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2026.

FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
As of April 30, 2026, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop (by Casey's)" or "CEFCO", referred to as "Casey's" or the "Company") throughout 19 states, approximately half of which are located in Iowa, Missouri and Illinois.
As of April 30, 2026, there were 2,944 stores in operation. Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, price and quality of service.
All stores carry a broad selection of food items (which at most stores includes, but is not limited to, prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, groceries, health and beauty aids, automotive products, and other non-food items. As of April 30, 2026, 241 store locations offered car washes. In addition, all but six store locations offer fuel.
In addition to the "Casey's" and "Casey's General Stores" brands, the Company also operates a limited number of stores under the additional brands of "GoodStop (by Casey's)" or "CEFCO". These locations offer fuel for sale, and a broad selection of snacks, beverages, tobacco and nicotine products, and other essentials. However, some of these locations do not have a full-service kitchen and, therefore, have limited prepared food offerings. When the Company acquires stores, the locations are typically re-branded as "Casey’s" as soon as the store is remodeled to include a full-service kitchen. If the store’s layout or location does not allow for a full-service kitchen, the store typically will be operated as “GoodStop (by Casey’s)” or the acquired brand.
The Company operates a wholesale network where Casey’s manages wholesale fuel supply agreements to certain dealer sites and other wholesale locations. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count. Approximately 3% of total revenue for the year-ended April 30, 2026 relates to the wholesale fuel network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to most of our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center, in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri. Additionally, the Company owns and operates a fuel terminal in Waco, Texas. The Company self-distributes the majority of fuel to our stores. The Company had a fleet of over 500 tractors used for distribution as of April 30, 2026.
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
The Company derives its revenue primarily from the retail sale of fuel and the products offered inside our stores. Our sales historically have been strongest during the first and second fiscal quarters (May through October) relative to the third and fourth fiscal quarters (November through April). In warmer weather, guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks, and ice.

Corporate Subsidiaries
Casey's Marketing Company ("CMC") and Casey's Services Company ("CSC") were organized as Iowa corporations in March 1995. Casey’s Retail Company ("CRC") was organized as an Iowa corporation in April 2004. CGS Stores, LLC was organized as an Iowa limited liability company in April 2019. CMC, CSC, and CRC are wholly-owned subsidiaries of Casey’s General Stores, Inc., while CGS Stores, LLC is a wholly-owned subsidiary of CMC.
CRC owns and/or operates certain stores in Illinois, Kansas, Michigan, Minnesota, Nebraska, North Dakota, and South Dakota, holds the rights to the Company's trademarks, service marks, trade names, and other intellectual property, and performs most corporate and strategic functions of the enterprise. CMC owns and/or operates stores in Alabama, Arkansas, Florida, Indiana, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Wisconsin, and Texas, and is responsible for wholesale operations, including all three distribution centers and management of the wholesale fuel network. CGS Stores, LLC owns and/or operates stores in Tennessee. CSC provides a variety of construction, maintenance and transportation services for all stores.
At the end of the fiscal year, the Company formed CARES Captive Insurance Company, LLC, an Iowa limited liability company, which is a wholly-owned subsidiary of Casey's General Stores, Inc., to facilitate its captive insurance program.
Store Operations
Products Offered
The Company delivers value to its guests through a differentiated product assortment where the right products are optimally placed, priced and promoted to drive traffic, revenue and profit. It is our practice to continually make additions and changes to the Company’s product line, especially products with higher margins such as prepared food and our private label offerings, described below. To facilitate the prepared food offering, we have installed full-service kitchens in almost all stores. For stores acquired without full-service kitchens, we typically add a full kitchen as part of the conversion or remodel process, at which point they are also converted to the Casey's brand.
The Company’s flagship prepared food product is its pizza, which it began selling in 1984 and is available in almost all stores as of April 30, 2026. The Company serves both grab‑and‑go slices and made‑to‑order whole pies. In addition to pizza, the Company’s prepared food offering features hot sandwiches, made‑to‑order sandwiches, salads and wraps; fries; and bakery items, including donuts and cookies. The Company also recently expanded its bone-in and boneless chicken wing offerings, available in a variety of flavors, which as of April 30, 2026, were available in approximately 850 stores. The Company plans to expand the wings offering across the remainder of its stores in the coming fiscal years. The Company also offers a variety of dispensed beverages, including traditional fountain beverages, bean‑to‑cup coffee, and frozen dispensed beverages.
The growth in our prepared food and dispensed beverage program reflects the Company’s strategy to promote high-gross margin products that are compatible with convenience store operations. In the last three fiscal years, retail sales of prepared food and dispensed beverage and grocery and general merchandise items have generated about 36% of our total revenue, but they have resulted in approximately 63% of our revenue less cost of goods sold (excluding depreciation and amortization). Revenue less cost of goods sold (excluding depreciation and amortization) as a percentage of revenue on prepared food and dispensed beverage items averaged approximately 58% for the three fiscal years ended April 30, 2026.
Each Casey’s store typically carries over 3,000 packaged food, beverage and non-food items. The selection is a blend of differentiated private label products, as well as favored national and regional brands. Our assortment includes, but is not limited to, products across the following categories:
•non-alcoholic beverages (soft drinks, energy, water, sports drinks, juices, coffee, tea and dairy)
•alcoholic beverages (beer, wine and spirits)
•packaged foods (snacks, candy, packaged bakery and other food items)
•tobacco and nicotine products
•frozen foods (ice, ice cream, meals and appetizers)
•non-foods (health and beauty aids, automotive, electronic accessories, and housewares)
•services (ATM, lotto/lottery and prepaid cards)
All but six stores offer retail motor fuel products for sale on a self-service basis. At almost all stores, gasoline and diesel fuel are sold under the Casey’s name (or other brands discussed previously). The Company also has charging stations for electric vehicles at 64 stores.
The Company offers the Casey's Rewards program to bring value to guests and improve the digital guest experience. As part of this program, guests can earn points from online, in-store, or at-the-pump purchases. Points earned can be redeemed for donations to Casey's Cash for Classrooms program, fuel discounts, or Casey's Cash, which can be used on many products sold in our stores. The Rewards program is delivered through Casey’s mobile application. In addition to earning points, guests may receive other program benefits such as special offers and bonus points. At the end of the fiscal year, the Company had over 10 million members enrolled in the program.
Store Design
Casey’s constructs stores that are primarily freestanding and, with a few exceptions to accommodate local conditions, conform to standard construction specifications. We have a range of store designs differing in size and offerings. Store lots have sufficient frontage and depth to permit adequate drive-in parking facilities on one or more sides of each store. Each new store typically includes 4 to 6 islands of fuel dispensers and storage tanks with capacity for 44,000 to 70,000 gallons of fuel. The merchandising display follows a standard layout designed to encourage a flow of guest traffic through all sections of every store. Nearly all locations feature a bright sign which displays the stores brand name and trade/service marks.
Almost all stores remain open at least sixteen hours per day, seven days a week. Hours of operation may be adjusted on a store-by-store basis to accommodate guest traffic patterns.
Store Locations
The Company historically has located many of its stores in smaller towns not served by national-chain convenience stores. We believe that a Casey’s store provides a service generally not otherwise available in smaller towns and that a convenience store in an area with limited population can be profitable if it stresses sales volume, quality products, and competitive prices. Our store-site selection criteria emphasizes the population of the immediate area and daily highway traffic volume.
Retail Fuel Operations
Retail fuel sales are an important part of our revenue and earnings. The following table summarizes retail fuel sales for the last three fiscal years ended April 30 (dollars and gallons in thousands):

	Year ended April 30,
	2026	2025	2024
Number of gallons sold	3,515,197	3,196,852	2,828,669
Total retail fuel revenue	$10,615,407	$9,776,033	$9,402,071
Percentage of total revenue	60.4%	61.3%	63.3%
Total retail fuel revenue less cost of goods sold (excluding depreciation and amortization)	$1,496,591	$1,236,694	$1,116,671
Percentage of revenue less cost of goods sold (excluding depreciation and amortization)	14.1%	12.7%	11.9%
Average retail price per gallon	$3.02	$3.06	$3.32
Average revenue less cost of goods sold per gallon (excluding depreciation and amortization)	42.57 ¢	38.68 ¢	39.48 ¢
Average number of gallons sold per store*	1,217	1,123	1,102

*	Includes only those stores in operation at least one full year on April 30 of the fiscal year indicated.
Average retail prices of fuel during the year decreased 1.3% from prior year, while the total number of gallons sold during this period increased by 10.0%. Gallons sold were positively impacted by operating 40 more stores than the comparable period in the prior year, as well as a full-year contribution from stores added in the Fikes acquisition. Average revenue less cost of goods sold (excluding depreciation and amortization) per gallon increased by 10.1%.
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
Distribution and Wholesale Arrangements
CMC supplies most of our stores with various groceries, food, health and beauty aids, and general merchandise from our three distribution centers. The stores place orders for merchandise electronically to the Store Support Center, and the orders are filled with shipments in Company-operated delivery trucks from one of the distribution centers, based on route optimization for the fleet network. Most of our existing and proposed stores are within the three distribution centers' optimum efficiency range—a radius of approximately 500 miles around each distribution center. Certain stores outside of that radius, in Florida for example, are supplied by a third-party distribution partner.

In fiscal 2026, a majority of the food and non-food items supplied to stores through the distribution centers were purchased directly from manufacturers. While we consider long-term contracts for potential favorability against short-term contracts, long-term supply contracts are not typically entered into with the suppliers of products sold by our stores. We believe the practice enables us to respond to changing market conditions with minimal impact on margins.
In addition to the products discussed above, CMC supplies the majority of fuel to our stores. Additionally, CMC supplies fuel on a wholesale basis to dealer sites and other wholesale locations, which we do not own. We have entered into various purchase agreements related to our fuel supply, which include varying volume commitments. Prices included in the purchase agreements are indexed to market prices.
Human Capital
Our employees, who we refer to as Team Members, are critical to our business operations and the success of the Company. As of April 30, 2026, we had 23,490 full-time, and 26,358 part-time, Team Members. Approximately 94% are store Team Members, 1% are field management and related Team Members, 1% work in and support our three distribution centers, 1% are fuel or grocery drivers and 3% work out of the Store Support Center, or perform Store Support Center functions.
We believe our people and culture are our foundation for success. Our core values are part of our evolution to build a culture of commitment – Casey’s CARES (Commitment, Authenticity, Respect, Evolving and Service) - these serve as a solid foundation for how we treat our Team Members, how they treat one another and how we operate our business as a whole.
We also believe that the future success of the Company depends in a large part on our ability to attract, train, retain, and motivate qualified Team Members. We have a defined Team Member value proposition that is grounded in four pillars that support what Team Members value in their employment at Casey's - Career Growth, Engaging Work, Living Casey's CARES Culture and Well-Being. As such, we are committed to providing market-competitive pay and benefits and offer performance-based compensation opportunities to certain of our full-time Team Members. In addition, the Company offers a 401(k) plan to eligible Team Members, with a 6% match made in Company stock. Additionally, we offer the Casey's Team Member Support Fund, which is designed to help Team Members facing financial hardships due to catastrophic circumstances.
The Company also invests significant time and resources in educating and training Team Members by providing them with educational, development and leadership opportunities. These opportunities are provided through a mix of formal onboarding training, safety training, in-person classes, direct access learning content and “on-the-job” learning. For example, through its virtual modules, the Company offers over 500 hours of educational opportunities through over 800 classes. In addition, the Company has ten internally designed and delivered formal leadership development programs with core curriculum consisting of Development programs for Kitchen Managers, Store Managers, District Managers, a Leadership Excellence Certification, a Finance for Non-Financial Managers program, and an Individualized Development Program for all Officers based on their 360 assessments.
We have a robust Anti-Harassment and Discrimination Policy of which all Team Members are trained and expected to follow, and we have several mechanisms, including our Casey's Cares Ethics and Compliance Hotline, under which Team Members and guests can report a wide range of incidents confidentially or anonymously and without fear of retaliation. We are not a party to any collective bargaining agreements with our Team Members and believe the working relationship with our Team Members is good.
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
In addition to our inside store products, the fuel business is also highly competitive. The Company competes on the basis of price, location, and convenience of our fuel products. Similar to inside, stores compete with larger store chains with expanded fuel offerings and increased buying power in more heavily populated communities.
Trademarks and Service Marks
The Company regularly evaluates its portfolio of intellectual property and takes steps to review potential new trademarks and service marks and to renew existing marks. The names "Casey’s", "Casey’s General Store", "CEFCO" and "GoodStop (by Casey's)", the marks consisting of the Casey’s design logos (with the words "Casey’s" and "Casey’s General Store"), the weathervane, and certain of our private label product names, are registered trademarks and service marks under federal law. We believe these marks are important in promoting and advertising the Company’s business.

Government Regulation (dollars in thousands)
Underground Storage Tanks
The United States Environmental Protection Agency and several states, including Iowa, have established requirements for owners and operators of underground fuel storage tanks (USTs) with regard to (i) maintenance of leak detection, corrosion protection, and overfill/spill protection systems; (ii) upgrade of existing tanks; (iii) actions required in the event of a detected leak; (iv) prevention of leakage through tank closings; and (v) required fuel inventory record keeping. Since 1984, our new stores have been built with double-wall tanks, overfill protection, and electronic tank monitoring. We believe that all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with the existing UST regulations have been completed. Additional regulations or amendments to the existing UST regulations could result in future expenditures.
The majority of states in which we do business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs incurred by UST owners, including the Company. For the years ended April 30, 2026, 2025, and 2024, we spent approximately $1,078, $1,253, and $966, respectively, for assessments and remediation. The majority of these expenditures were submitted for reimbursement from state-sponsored trust fund programs. The payments are typically subject to statutory provisions requiring repayment of the reimbursed funds for noncompliance with upgrade provisions or other applicable laws. None of the reimbursements received are currently expected to be repaid by the Company to the trust fund programs. At April 30, 2026 and 2025 we had an accrued liability of $465 and $385, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. We believe we have no material joint and several environmental liability with other parties.
Age-Restricted Products
Almost all of our stores sell a variety of age-restricted products, which may include alcohol, tobacco and other nicotine products. The sale of these products is subject to significant regulations and require the Company to procure special sales licenses from local and/or state agencies, which govern their sale. While the costs to procure such licenses is not material, the failure to comply with the conditions of the licenses, or other age-restricted products laws, could result in the suspension or revocation of such licenses, or fines related thereto. In addition to these products, the Company is also subject to rules governing lottery and lotto sales as determined by state lottery commissions in each state in which we make such sales.

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
In the normal course of our business, we obtain, are provided and have access to large amounts of personal data, including but not limited to credit and debit card information, personally identifiable information and other data from and about our guests, Team Members, and suppliers. A compromise or a breach in our systems, or another data security or privacy incident that results in the loss, unauthorized release, disclosure or acquisition of such data or information, or other sensitive data or information, or other internal or external cyber or data security threats, including but not limited to viruses, denial-of-service attacks, phishing attacks, social engineering attacks, ransomware attacks and other intentional or unintentional disruptions, could occur and have a material adverse effect on our operations and ability to operate, reputation, operating results and financial condition. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. In addition, similar events at vendors, third-party service providers or other market participants, whether or not we are directly impacted, could negatively affect our business and supply chain or lead to a general loss of guest confidence, which could result in reduced guest traffic and sales.
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
Instances or reports of food-safety issues, such as foodborne illnesses, food tampering, food contamination or mislabeling, hygiene and cleanliness failures, presence of communicable disease, or investigations or other actions by food safety regulators, at our stores, distribution centers, vendors or suppliers, either during growing, manufacturing, packaging, transportation, storage, preparation or service, have in the past significantly damaged the reputations and impacted the sales of companies in the food, food processing and manufacturing, grocery, convenience, quick service and “fast casual” restaurant sectors, and could affect us as well. Any instances of, or reports linking us to, such occurrences could damage the value of our brand and severely hurt sales of our prepared or other food products and possibly lead to product liability and personal injury claims, litigation (including class actions), government agency investigations and damages. In addition, guest preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of our products or products we sell at our stores, which could damage our reputation and cause a decline in demand for those products and adversely impact our sales. In addition, we rely on our vendors and suppliers to provide safe, quality ingredients and products and to comply with applicable food, food-safety, and other laws and industry standards. A failure of one of our vendors or suppliers to comply with such laws, to meet our quality standards, or to meet food industry standards, could also disrupt our supply chain, damage our reputation and adversely impact our sales.
We may be adversely impacted by increases in the cost of food ingredients and other related costs.
Our business is exposed to fluctuations in prices of commodities. Any increase in the cost or sustained high levels of the cost of cheese, proteins or other commodities could adversely affect the profitability of stores, particularly if we are unable, unwilling, or it is unreasonable, to increase the retail price of our products to offset such costs. We regularly experience inflation in the price of commodities, including food ingredients, which increases our cost of goods sold. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs related to the supply and transportation of food ingredients could adversely affect the profitability of our stores. Many of these factors are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our guests, given the significant competitive pricing in our industry.
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
We also depend on regular deliveries of products from third-parties to and from our facilities and stores that meet our specifications. In addition, we may have a single supplier or limited number of suppliers for certain products. While we believe there are adequate reserve quantities and alternative suppliers available, shortages or interruptions in the receipt or supply of products caused by unanticipated or changing demand, problems in production or distribution, financial or other difficulties of suppliers, cyber-related events, social unrest, inclement weather or other economic conditions, including the availability of qualified drivers and distribution center Team Members, could adversely affect the availability, quality and cost of products, and our operating results.
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
Our continued success depends on our ability to remain relevant with respect to consumer needs and wants, attitudes toward our industry, and our guests’ preferences for new and innovative items and for ways of doing business with us, particularly with respect to digital engagement, third-party delivery, curbside pick-up and other non-traditional ordering and delivery platforms. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, offer a favorable mix of products, and refine our approach as to how and where we market, sell and deliver our products. This risk is compounded by the use of digital media by consumers and the speed by which information and opinions are shared. Further, changes in consumer preferences, trends or perceptions of certain items we sell, or the ingredients therein, could cause consumers to avoid such items in favor of those that are or are perceived as healthier, lower-calorie, or lower in carbohydrates or otherwise based on their ingredients or nutritional content. If we are unable to anticipate and respond to sudden challenges or changes that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, it could have a material adverse effect on our business, financial condition and results of operations.
We rely on our information technology systems, and a number of third-party software and technology providers, to support numerous aspects of our business, and a disruption of these systems could adversely affect our business.
We are dependent on our information technology (IT) systems, and a large number of third-party software and technology providers and platforms, to support and operate numerous aspects of our business, develop our financial statements, provide analytical information to management and serve as a platform for our business continuity plan. Our IT systems, and the software and other technology platforms provided by our vendors and other third-parties, are an essential component of our business operations and growth strategies, and a serious disruption to any of these could significantly limit our ability to support and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption, computer system and network failures, loss of telecommunications services, physical and electronic loss of, or loss of access to, data and information, security breaches or other security or cyber-related incidents, computer viruses or attacks and obsolescence. In addition, there may also be known and unknown risks associated with the use or incorporation of artificial intelligence within certain of these systems, for example, if the types of information that systems with embedded artificial intelligence assist in producing are or are alleged to be deficient, inaccurate, or biased. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.
Increased credit card expenses could lead to higher operating expenses and other costs for the Company.
A significant percentage of our sales are made with credit cards. Because the interchange and other fees we pay when credit cards are used to make purchases, which the Company has little control over, are based on transaction amounts, higher fuel prices at the pump, higher gallon movement and other increases in price and sales of other items we sell in our stores directly result in higher credit card expenses. These additional fees directly increase operating expenses. Higher operating expenses that result from higher credit card fees may decrease our overall profit and have a material adverse effect on our business, financial condition and results of operations. Total credit card fees incurred in fiscal 2026 were $279 million.
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
We store fuel in storage tanks at our retail locations and fuel terminal. Additionally, a significant portion of the fuel we sell is transported in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, government imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.

Consumer or other litigation could adversely affect our financial condition and results of operations.
Our retail operations are characterized by a high volume of guest traffic and by transactions involving a wide array of product selections, including fuel and prepared food. Retail operations, and in particular our distribution and food-related operations, carry a higher exposure to consumer or other litigation risks when compared to the operations of companies operating in many other industries. Consequently, we currently are, and may in the future become a party to, certain consumer protection, employment, personal injury, food safety, product liability, accessibility, data security and privacy and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected.
Additionally, we are occasionally exposed to individual, industry-wide or class/collective-action claims arising from our business, the products we sell, industry-specific business practices or other operational matters, including accessibility, consumer protection, wage-and-hour and other employment related individual and class/collective-action claims. Our defense costs and any resulting damage awards or settlement amounts may be significant and not be covered, or in some instances fully covered, by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our reputation, financial position, liquidity and results of operations.
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
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including but not limited to state and federal income taxes, indirect taxes (excise, sales/use, and gross receipts taxes), payroll taxes, property taxes, and tobacco/nicotine taxes. Tax laws and regulations are dynamic and subject to change as new laws are passed, new administrations are elected and new interpretations of existing laws are issued, applied and/or enforced. In addition, as the federal government and certain states face economic and other pressures, they may seek revenue in the form of additional income, sales and other taxes and related fees. These activities could result in increased expenditures for tax liabilities in the future or a decrease in the disposable income of our guests. Many of these liabilities are subject to periodic audits by the respective taxing authorities. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

We are subject to extensive governmental regulations.
Our business is subject to extensive governmental laws and regulations that include, but are not limited to, those relating to environmental protection and remediation; the preparation, transportation, storage, sale and labeling of food and other products; consumer protection and anti-trust laws and regulations; minimum wage, overtime, immigration and other employment, labor and employee benefits-related laws and regulations; the Americans with Disabilities Act; legal restrictions on the sale of alcohol, tobacco and nicotine products, money orders, lottery/lotto and other age-restricted products; information security, privacy and artificial intelligence law and regulations and Payment Card Industry Data Security Standards and similar requirements; compliance with the Federal Motor Carriers Safety Administration regulations; and, securities laws and Nasdaq listing standards. These, and other laws and regulations, are dynamic and subject to change as new laws are passed, new interpretations of existing laws are issued and applied and as political administrations and majorities change over time. The effects created by these, including the costs of compliance with these laws and regulations, is substantial, and a violation of or change in such laws and/or regulations could have a material adverse effect on our business, financial condition, and results of operations.
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
Congress has given the Food and Drug Administration (“FDA”) broad authority to regulate tobacco and nicotine products, including e-cigarettes and vapor products, and the FDA has enacted numerous regulations restricting the sale of such products. Governmental actions, as well as national, state and local campaigns and regulations to discourage the use of tobacco and nicotine, including e-cigarettes and vapor products, and limit the sale of such products, including but not limited to tax increases related to such products and certain actions taken to increase the minimum age in order to purchase such products, have resulted or may in the future result in, reduced industry volume and consumption levels, and could materially affect the retail price of such products, unit volume and revenues, gross profit, and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Wholesale cost and tax increases relating to tobacco and nicotine products could affect our operating results.
Sales of tobacco and nicotine products, including e-cigarettes and vapor products, have averaged approximately 9% of our total revenue over the past three fiscal years, and our tobacco and nicotine revenue less cost of goods sold (excluding depreciation and amortization) accounted for approximately 9% of the total revenue less cost of goods sold (excluding depreciation and amortization) for the same period. Any significant increases in wholesale cigarette and related product costs or tax increases on tobacco or nicotine products may have a materially adverse effect on unit demand for cigarettes (or related products). Currently, major cigarette and tobacco and nicotine manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. We include these rebates as a component of cost of goods sold, which affects our gross margin from sales of cigarettes and related products. In the event these rebates are no longer offered or decreased, our wholesale cigarette and related product costs will increase accordingly. In general, we attempt to pass price increases on to our guests. Due to competitive pressures in our markets, however, we may not always be able to do so. These factors could adversely affect our retail price of cigarettes and related products, cigarette or related product unit volume and revenues, merchandise revenue less cost of goods sold (excluding depreciation and amortization), and overall guest traffic, and in turn have a material adverse effect on our business, financial condition and results of operations.

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
The vast majority of our stores, our distribution centers, and our corporate offices, are located in the Midwest region of the United States, which is susceptible to tornadoes, thunderstorms, extended periods of rain or unseasonably cold temperatures, flooding, ice storms, and heavy snow. In addition, certain stores are located in the South, in particular Florida, which is susceptible to hurricanes. Inclement weather conditions could damage our facilities, impact our supply chain and the supply chain of our vendors, or could have a significant impact on consumer behavior, travel, and convenience store traffic patterns as well as our ability to operate our stores, distribution centers or corporate offices. In addition, we typically generate higher revenues and gross margins during warmer weather months, which fall within our first and second fiscal quarters. When weather conditions are not favorable during a particular period, our operating results and cash flow from operations could be adversely affected.
The volatility of wholesale petroleum costs could adversely affect our operating results.
Our net income is significantly affected by changes in the margins we receive on our retail fuel sales. Over the past three fiscal years, on average our retail fuel revenues accounted for approximately 62% of total revenue and our retail fuel revenue less cost of goods sold (excluding depreciation and amortization) accounted for approximately 34% of the total revenue less cost of goods sold (excluding depreciation and amortization). Crude oil and domestic wholesale petroleum markets are currently, and in the recent past have been, marked by significant volatility. General political conditions, threatened or actual acts of war or terrorism, instability or other changes in oil producing regions, including the Middle East, South America and Europe, and trade, economic or other disagreements between oil producing nations, can, and recently have, significantly affected crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and wholesale purchase costs could be adversely affected in the event of a shortage, which could result from, among other things, severe weather events in oil producing regions, the lack of capacity at United States oil refineries or, in our case, the level of fuel contracts that we have that guarantee an uninterrupted, unlimited supply of fuel. Increases in the retail price of petroleum products have resulted and could in the future adversely affect consumer demand for fuel and other discretionary purchases. This volatility makes it difficult to predict the impact that future wholesale cost fluctuations will have on our operating results and financial condition in future periods. Any significant change in one or more of these factors could materially affect the number of fuel gallons sold, fuel revenue less cost of goods sold excluding depreciation and amortization and overall guest traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

The convenience store industry is highly competitive.
The convenience store and retail fuel industries in which we operate are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with many other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, "dollar" stores, club stores, fast food outlets, restaurants, coffee shops and other small box beverage outlets, mass merchants, and a variety of other national and local retail companies, including retail gasoline companies that have more extensive retail outlets, greater brand name recognition and more established fuel supply arrangements. Several non-traditional retailers such as supermarkets, club stores, and mass merchants have affected the convenience store industry by entering the retail fuel business and have obtained a share of the fuels market. Certain of these non-traditional retailers may use more extensive promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and gasoline sales. In some of our markets, our competitors have been in existence longer and have greater financial, marketing, and other resources than we do. As a result, our competitors may have a greater ability to bear the economic risks inherent in our industry and may be able to respond better to changes in the economy and new opportunities within the industry. Furthermore, if our competitors or third parties introduce new or innovative products or ways of doing business, or incorporate new or innovative technologies, including but not limited to artificial intelligence, more quickly or more successfully than us, it could impair our ability to compete effectively. This intense competition could adversely affect our revenues and profitability and have a material adverse impact on our business and results of operations.
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
Our CIO is responsible for the strategic leadership and direction of the Company’s information technology organization. As a part thereof, the Company has implemented an information security program, directly overseen by our CISO, that consists of controls and processes designed to prevent, detect, and manage reasonably foreseeable cybersecurity risks and threats, and which is based on recognized best practices including the National Institute of Standards and Technology ("NIST") Cyber Security Framework ("CSF") and Payment Card Industry Data Security Standard ("PCI DSS"). Our CISO, who has over 40-years of industry experience, and his team, have relevant education and experience assessing and managing cybersecurity programs and cybersecurity risks across a mix of enterprises, including the retail industry. Together with a third-party, the CISO and his team also operate a 24/7 Security Operations Center to monitor the cybersecurity environment and coordinate escalation and remediation of alerts, and we incorporate many other resources to maintain readiness to withstand and respond to a cyber or other data security incident including but not limited to incident response tabletop exercises, system recovery exercises, simulated phishing email exercises and security awareness training.
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
The Company has a Cybersecurity Incident Response Plan ("the Plan"), which provides protocols and procedures for evaluating and responding to material cybersecurity and other data security incidents, including incident handling, disclosure and reporting, notification to senior management, the Board and relevant committees, and meeting external reporting obligations. As part of the Plan, the Company has also established an Incident Response Governance Team, co-chaired by our CISO and Vice President, Deputy General Counsel, which is a cross-functional group comprised of relevant stakeholders throughout the organization responsible for organizing the assessment, investigation and response to any material cybersecurity or data security event.
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
We own the Store Support Center, which was built in 1990. Located on an approximately 57-acre site in Ankeny, Iowa, the Store Support Center includes office space and our first distribution center. The Store Support Center provides approximately 490,000 square feet of available space, including approximately 290,000 square feet related to the distribution center. We also own a building near the Store Support Center where our construction and support services departments operate. In February 2016, we opened our second distribution center, located in Terre Haute, Indiana. This second distribution center has approximately 340,000 square feet of total space. In April 2021, we opened a third distribution center located in Joplin, Missouri (see Note 7 for discussion of ownership structure). The third distribution center provides approximately 300,000 square feet of total space. All three distribution centers have a fleet services maintenance center. As part of the acquisition of Fikes in the prior year we acquired a fuel terminal, located in Waco Texas, and office space, located in Temple, Texas.
As of April 30, 2026, we leased a combination of land and/or building at 241 store locations. Most of the leases provide for the payment of a fixed rent plus property taxes, insurance, and maintenance costs. Generally, the leases are for terms of ten to twenty years with options to renew for additional periods or options to purchase the leased premises at the end of the lease period. The Company owns the land and building at all of our other store locations. Additionally, the Company regularly has land held for development, land under construction for new stores, and land held for sale as a result of store closures.

ITEM 3.	LEGAL PROCEEDINGS
The information required to be set forth under this heading is incorporated by reference from Note 10, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Casey’s common stock trades on the Nasdaq Global Select Market under the symbol CASY. The 36,904,285 shares of common stock outstanding at April 30, 2026 had a market value of approximately $30.3 billion. On that date, there were 1,297 shareholders of record.
Common Stock Market Prices

Calendar 2024	High	Low	Calendar 2025	High	Low	Calendar 2026	High	Low
Q1	$324.40	$268.07	Q1	$445.17	$372.09	Q1	$728.54	$551.41
Q2	389.44	306.45	Q2	514.32	397.80
Q3	401.07	350.52	Q3	571.57	490.00
Q4	439.68	363.00	Q4	575.98	497.38
Dividends
We began paying cash dividends during fiscal 1991. The dividends declared in fiscal 2026 totaled $2.28 per share. The dividends declared in fiscal 2025 totaled $2.00 per share. At its June 2026 meeting, the Board of Directors declared a quarterly dividend of $0.65 per share payable August 14, 2026, to shareholders of record on August 1, 2026.
The cash dividends declared during the calendar years 2024 through 2026 were as follows:

Calendar 2024	Cash dividend declared	Calendar 2025	Cash dividend declared	Calendar 2026	Cash dividend declared
Q1	$0.43	Q1	$0.50	Q1	$0.57
Q2	0.50	Q2	0.57	Q2	0.65
Q3	0.50	Q3	0.57
Q4	0.50	Q4	0.57
	$1.93		$2.21
Issuer Purchases of Equity Securities
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended April 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Fourth Quarter:
February 1-28, 2026	30,289	$660.97	30,289	$136,783,856
March 1-31, 2026	33,977	682.31	33,977	113,601,123
April 1-30, 2026	25,011	759.23	25,011	94,611,920
Total	89,277	$696.62	89,277	$94,611,920

On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions, excise taxes, or other costs (the "Original Repurchase Program"). During the fourth quarter, we repurchased and retired 89,277 shares of our common stock under the Original Repurchase Program for a total of $62.2 million, excluding fees, commissions, excise taxes, and other costs. As of April 30, 2026, $94.6 million remained available thereunder. Subsequent to the end of the fiscal year, on, and effective as of, June 4, 2026, the Board of Directors authorized an expansion of the Original Repurchase Program to a total aggregate amount of up to $1.0 billion exclusive of fees, commissions, excise taxes, or other costs (the "Expanded Repurchase Program"). The Expanded Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Expanded Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Expanded Repurchase Program can be suspended or discontinued at any time.

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
Overview
As of April 30, 2026, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" throughout 19 states, approximately half of which are located in Iowa, Missouri and Illinois.
During the third quarter of the prior fiscal year, the Company closed on the acquisition of Fikes Wholesale and Group Petroleum Services (collectively "Fikes"), owner of CEFCO Convenience Stores, which added 198 total stores (the "Fikes acquisition") and a wholesale fuel network.
As of April 30, 2026, there were 2,944 stores in operation. Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, price and quality of service.
All stores carry a broad selection of food items (which at most stores includes, but is not limited to, prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, groceries, health and beauty aids, automotive products, and other non-food items. As of April 30, 2026, 241 store locations offered car washes. In addition, all but six store locations offer fuel.
The Company operates a wholesale network where Casey’s manages wholesale fuel supply agreements to certain dealer sites and other wholesale locations. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count. Approximately 3% of total revenue for the year-ended April 30, 2026 relates to the wholesale fuel network.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when the weather is warmer across our footprint and guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The following table represents the roll forward of store growth throughout fiscal 2026:

Store Count
Stores at April 30, 2025	2,904
New store construction	40
Acquisitions	40
Prior acquisitions opened	1
Closed	(41)
Stores at April 30, 2026	2,944
For further general descriptive information on the Company’s business and operations, see Item 1, above, which is incorporated herein by reference.

Long-Term Strategic Plan
The end of this fiscal year marks the end of the three-year strategic plan originally announced in June 2023. The plan focused on three enterprise objectives: grow store count, accelerate the food business, and enhance operational efficiency, which are enabled by a strong foundation and Team Member experience. The Company's plan was based on building on our proud heritage and distinct advantages, to become more contemporary through new capabilities, technology, data, and processes.
The Company performed strongly over the three-year period, compared to the original goals in our plan. Some of the key highlights include:
•Built or acquired 504 additional stores over the three-year period, well above the original goal of 350 stores,
•Diluted earnings per share for the year was $19.16, representing an increase of 30.9% from the prior year, and annualized growth of 17.2% over the three-year period,
•Casey's Rewards members grew to over 10 million at year-end, and
•Continued growth of the prepared food program with the expansion of our bone-in and boneless chicken wings, in a variety of flavors, which were available in approximately 850 stores as of the end of the year.
The Company will introduce a new a three-year strategic plan in June 2026.
Electric Vehicles
Casey's continues to implement our electric vehicle ("EV") strategy and our management team remains committed to understanding how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, albeit slowly, Casey’s has continued to add EV charging stations across our 19-state footprint. As of April 30, 2026, the Company has 282 charging stations at 64 stores, across 14 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
Fiscal 2026 Compared with Fiscal 2025
Total revenue for fiscal 2026 increased by $1,620,202 (10.2%) compared to the prior fiscal year, primarily driven by $1,034,139 of additional revenue from the Fikes acquisition, during the first six months of fiscal 2026. Prepared food and dispensed beverage revenue increased by $165,066 (10.2%), due to an increase in same-store sales of 5.2% driven by improved sales of hot sandwiches, bakery, and whole pizzas, as well as an increase of approximately 5.0% due to store growth. Grocery and general merchandise revenue increased by $419,727 (10.1%), due to an increase in same-store sales of 3.9% driven by strong sales of non-alcoholic beverages, as well as an increase of approximately 6.2% due to store growth. Retail fuel revenue increased by $839,374 (8.6%). The increase in the number of gallons sold of 318,345 (10.0%), was partially offset by a decrease in the average retail price per gallon of 1.3%. The increase in gallons sold was primarily attributable to store growth.
Other revenue increased $196,035 (47.9%) compared to the prior year, driven primarily by an increase in wholesale fuel revenue, primarily as a result of the Fikes acquisition. The increased activity related to the wholesale fuel network carries a lower revenue less cost of goods sold as a percentage of total revenue. Additionally, other revenue and other revenue less cost of goods sold (excluding depreciation and amortization) was favorably impacted by a one-time adjustment of $8,000 due to a change in estimate related to breakage assumptions on the outstanding gift card liability balance in the second fiscal quarter.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 24.6% of revenue for fiscal 2026 compared with 23.5% for the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (excluding depreciation and amortization) increased to 58.6% of revenue from 58.2% during fiscal 2026 compared to the prior year, driven primarily by improved waste. Grocery and general merchandise revenue less related cost of goods sold (excluding depreciation and amortization) increased to 35.8% of revenue from 35.0% during fiscal 2026 compared to the prior year, primarily due to a favorable product mix shift.
Fuel revenue less related cost of goods sold (excluding depreciation and amortization) was 14.1% of revenue for fiscal 2026 compared with 12.7% for the prior year. Revenue less cost of goods sold (excluding depreciation and amortization) per gallon increased to 42.6 cents in fiscal 2026 from 38.7 cents in fiscal 2025. During the fiscal year, particularly in the last quarter, the Company, and the retail fuel industry, experienced historically higher than average fuel revenue less cost of goods sold per gallon (excluding depreciation and amortization). On a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. The Company generated 28.0 million RINs (renewable identification numbers) for $35,410 during fiscal 2026, compared to 23.8 million RINs in fiscal 2025, which generated $16,664 (see Note 1, below, for a further description of RINs and how they are generated).

Operating expenses increased $285,070 (11.2%) to $2,837,426 in fiscal 2026. Approximately 5% of the increase is due to operating 40 more stores than the comparable period in the prior year, as well as a full-year contribution from stores added in the Fikes acquisition, compared to only six months in the prior year. Approximately 2% of the change is related to an increase in accrued costs for variable compensation due to strong financial performance as well as charitable contributions. Same-store employee expense accounted for approximately 1% of the increase, as the increase in wage rates were partially offset by a reduction in same-store labor hours.
Depreciation and amortization expense increased $46,311 (11.5%) to $449,958 in fiscal 2026, primarily due to purchases of property and equipment since the prior period.
Interest, net increased $12,683 (15.1%) to $96,634 in fiscal 2026, primarily due to issuing incremental debt of $1,100,000 in the prior year to partially fund the acquisition of Fikes. For additional discussion, refer to Note 3.
The effective tax rate increased to 23.8% in fiscal 2026 from 23.3% in fiscal 2025. The increase in the effective tax rate was primarily due to a one-time benefit in the prior year to update the state deferred tax rate following the Fikes transaction (0.7%), offset by an increase in excess tax benefits recognized on share-based awards in the current year (0.4%).
Net income increased by $167,928 (30.7%) to $714,448 in fiscal 2026 from $546,520 in fiscal 2025. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses, depreciation and amortization and interest expense. See discussion in the paragraphs above for the primary drivers for each of these increases.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2025, filed on June 23, 2025, for comparison of Fiscal 2025 to Fiscal 2024.
COMPANY TOTAL REVENUE AND REVENUE LESS COST OF GOODS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION) BY CATEGORY

	Years ended April 30,
	2026	2025	2024
Total revenue by category
Prepared food and dispensed beverage	$1,776,828	$1,611,762	$1,461,600
Grocery and general merchandise	4,563,614	4,143,887	3,727,394
Fuel	10,615,407	9,776,033	9,402,071
Other (1)	605,252	409,217	271,848
	$17,561,101	$15,940,899	$14,862,913
Revenue less cost of goods sold (excluding depreciation and amortization) by category
Prepared food and dispensed beverage	$1,040,943	$937,440	$858,295
Grocery and general merchandise	1,635,405	1,452,008	1,270,527
Fuel	1,496,591	1,236,694	1,116,671
Other (1)	148,102	126,261	102,418
	$4,321,041	$3,752,403	$3,347,911
(1)The 'Other' category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs.

INDIVIDUAL STORE COMPARISONS (1)

	Years ended April 30,
	2026	2025	2024
Average retail sales	$5,879	$5,556	$5,710
Average retail inside sales (2)	2,199	2,095	2,037
Average revenue less cost of goods sold (excluding depreciation and amortization) on inside sales (2)	896	842	801
Average retail sales of fuel	3,680	3,461	3,673
Average revenue less cost of goods sold (excluding depreciation and amortization) on fuel	512	446	445
Average operating income (3)	566	496	473
Average number of gallons sold	1,217	1,123	1,102

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

SAME STORE SALES BY CATEGORY (1)

	Years ended April 30,
	2026	2025	2024
Prepared food and dispensed beverage same-store sales	5.2%	3.5%	6.8%
Grocery and general merchandise same-store sales	3.9%	2.3%	3.5%
Same-store fuel gallons sold	1.4%	0.1%	0.1%

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

The following table contains a reconciliation of net income to EBITDA for the years ended April 30, 2026, 2025, and 2024, respectively:

	Years ended April 30,
	2026	2025	2024
Net income	$714,448	$546,520	$501,972
Interest, net	96,634	83,951	53,441
Depreciation and amortization	449,958	403,647	349,797
Federal and state income taxes	222,575	165,929	154,188
EBITDA	$1,483,615	$1,200,047	$1,059,398
For the year ended April 30, 2026, EBITDA increased 23.6%. The increase was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.
Please refer to the Form 10-K related to the fiscal year ended April 30, 2025, filed on June 23, 2025, for comparison of Fiscal 2025 to Fiscal 2024.
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
Long-lived Assets
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3 to the consolidated financial statements). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis. The Company incurred impairment charges of $9,818 in fiscal 2026, $4,080 in fiscal 2025, and $4,057 in fiscal 2024. Impairment charges are a component of operating expenses.
Self-insurance
The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined actuarially at each year-end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of claims include the development time frame, settlement patterns, litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The self-insurance reserves were $67,240 and $74,471 as of April 30, 2026 and 2025, respectively.
Recent Accounting Pronouncements
Refer to Note 1 of the consolidated financial statements for a description of new accounting pronouncements applicable to the Company.
Liquidity and Capital Resources
Due to the nature of our business, cash provided by operations is our primary source of liquidity. The Company finances our inventory purchases primarily from normal trade credit aided by relatively rapid inventory turnover. This turnover allows us to conduct operations without large amounts of cash and working capital. As of April 30, 2026, the Company’s ratio of current assets to current liabilities was 1.01 to 1. The ratio at April 30, 2025 and 2024 was 0.92 to 1 and 0.87 to 1, respectively.
We believe our current $850,000 committed unsecured revolving credit facility, our $50,000 unsecured bank line of credit, current cash and cash equivalents, and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $1,377,540 for the year ended April 30, 2026, compared to $1,090,854 for the year ended April 30, 2025, an increase of $286,686. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (excluding depreciation and amortization) of $568,638, offset by an increase in operating expenses of $285,070, an increase in cash paid for interest of $23,948, and an increase in cash paid for taxes of $48,247, due to an increase in income before taxes. Refer to “Fiscal 2026 Compared with Fiscal 2025” starting on page 20 for further details on the primary drivers for the changes in components of the consolidated statements of income. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. Operating cash flows were also favorably impacted by an increase of $179,954 related to accounts payable, offset by a decrease in operating cash flows of $82,328, related to inventory, both primarily due to fuel pricing. The increase in operating cash flows was further offset by a decrease of $58,778 related to receivables, primarily due to fuel pricing and the timing of vendor rebate payments in comparison to the prior year. Refer to Note 1 for a summary of the receivables balance.
Net cash used in investing activities decreased $971,237. During fiscal 2026, the Company expended $797,503 for purchases of property and equipment and payments for acquisitions compared to $1,745,473 for fiscal 2025 related to these activities. The decrease in cash used in investing activities was attributable to the Fikes acquisition, which closed during the prior year and had a purchase price of $1,165,752. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Net cash used in financing was $425,780 for the year ended April 30, 2026, compared to net cash provided by financing activities of $755,994 for the year ended April 30, 2025. The change from the prior year was primarily due to the proceeds from long-term debt of $1,100,000 received to partially fund the Fikes acquisition in the prior year. Additionally, the repurchase and retirement of common stock under our share repurchase program resulted in an increase in the net cash used of approximately $199,771 during the period.

As of April 30, 2026, we had long-term debt and finance lease obligations consisting of:

Finance lease liabilities (Note 7)	$115,197
3.67% Senior Notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	63,000
3.75% Senior Notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	21,000
3.65% Senior Notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	45,000
3.72% Senior Notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	45,000
3.77% Senior Notes (Series F) due August 22, 2028	250,000
2.85% Senior Notes (Series G) due August 7, 2030	325,000
2.96% Senior Notes (Series H) due August 6, 2032	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000
Variable rate term loan facility, requiring quarterly installments beginning June 30, 2027 and ending April 21, 2028	200,000
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	796,875
Debt issuance costs	(4,478)
$2,431,594
Less current maturities	101,357
$2,330,237
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
Interest on the 5.23% Senior Notes Series I and 5.43% Senior Notes Series J is payable on the 2nd day of each May and November. Principal on the Senior Notes Series I and Series J is payable in full on November 2, 2031 (Series I) and November 2, 2034 (Series J), respectively. We may prepay the 5.23% and 5.43% Senior Notes in whole or in part at any time in an amount of not less than $2,000 at a redemption price calculated in accordance with the Note Purchase Agreement dated October 30, 2024, between the Company and the purchasers of the Senior Notes Series I and Series J.

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
The table below presents our significant contractual obligations, including interest, at April 30, 2026:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$2,558,585	$137,763	$703,668	$1,087,975	$629,179
Finance lease obligations	166,081	15,124	30,398	20,528	100,031
Operating lease obligations	820,893	38,175	80,065	80,595	622,058
Deferred compensation (2)	14,152	—	—	—	—
Total	$3,559,711	$191,062	$814,131	$1,189,098	$1,351,268
(1)The long-term debt portion of the table above excludes interest payments related to the Company's term loan facility and the incremental term loan facility, due to the variable nature of the required interest payments.
(2)Included in other long-term liabilities and other accrued expenses on our consolidated balance sheet at April 30, 2026, was a $14,152 obligation for deferred compensation. As the specific payment dates for a portion of the deferred compensation outstanding are unknown due to the unknown retirement dates of many of the participants, the related timing of the payment of the balances have not been reflected in the above “Payments due by period” table. However, known payments of $4,698 are scheduled over the next 5 years, which includes $647 recognized in other accrued expenses as of April 30, 2026.

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
Business Operations; Our business and our reputation could be adversely affected by a cyber or data security incident or the failure to protect sensitive guest, Team Member or supplier data, or the failure to comply with applicable regulations relating to data security and privacy; food-safety issues and foodborne illnesses, whether actual or reported, or the failure to comply with applicable regulations relating to the transportation, storage, preparation or service of food, could adversely affect our business and reputation; we may be adversely impacted by increases in the cost of food ingredients and other related costs; a significant disruption to our distribution network, to the capacity of the distribution centers, or timely receipt of inventory could adversely impact our sales or increase our transaction costs, which could have a material adverse effect on our business; we could be adversely affected if we experience difficulties in, or are unable to recruit, hire or retain, members of our leadership team and other distribution, field and store Team Members; any failure to anticipate and respond to changes in consumer preferences, or to introduce and promote innovative technology for guest interaction, could adversely affect our financial results; we rely on our information technology systems, and a number of third-party software and technology providers, to support numerous aspects of our business, and a disruption of these systems could adversely affect our business; increased credit card expenses could lead to higher operating expenses and other costs for the Company; our operations present hazards and risks which may not be fully covered by insurance, if insured; the dangers inherent in the storage and transport of fuel could cause disruptions and could expose to us potentially significant losses, costs or liabilities; consumer or other litigation could adversely affect our financial condition and results of operations; pandemics or disease outbreaks, responsive actions taken by governments and others to mitigate their spread, and guest behavior in response to these events, have, and may in the future, adversely affect our business operations, supply chain and financial results; and, covenants in our Senior Notes and credit facility agreements require us to comply with certain covenants and meet financial maintenance tests and the failure to comply with these requirements could have a material impact to us.
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
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We utilize an interest rate swap to manage exposure to fluctuations in variable interest rates on certain of our outstanding debt instruments. While the interest rate swap is not designated as a hedging instrument for accounting purposes, the Company does not enter into interest rate swap agreements for trading or speculative purposes. The impact of the interest rate swap was immaterial to the financial statements as of April 30, 2026 and for the period then ended. Based upon the outstanding balance of the Company's term loan facilities as of April 30, 2026, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $9.4 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (fuel pipeline and fuel terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store or customer. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. See additional discussion regarding the Company's derivative instruments in Note 1 of the consolidated financial statements.
We do, from time to time, participate in a forward buy of certain commodities. These are not accounted for as derivatives under the normal purchase and sale exclusions under the applicable accounting guidance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casey's General Stores, Inc. and subsidiaries (the Company) as of April 30, 2026 and 2025, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 22, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over merchandise inventory quantities at store locations
As discussed in Note 1 to the consolidated financial statements, the Company held $340,194 thousand of merchandise inventory as of April 30, 2026, the majority of which was held at 2,944 store locations. The Company’s processes to track and determine store merchandise inventory quantities involves the interaction of information technology (IT) systems.
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
June 22, 2026

Report of Independent Registered Public Accounting Firm
To The Shareholders and Board of Directors
Casey’s General Stores, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Casey's General Stores, Inc. and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2026 and 2025, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated June 22, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Minneapolis, Minnesota
June 22, 2026

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$522,991	$326,662
Receivables	243,502	180,746
Inventories	557,151	480,034
Prepaid and other current assets	29,783	24,641
Income taxes receivable	10,585	770
Total current assets	1,364,012	1,012,853
Property and equipment, at cost
Land	1,496,529	1,429,673
Buildings, land improvements and leasehold improvements	3,829,703	3,539,550
Machinery and equipment	3,561,976	3,314,403
Finance lease right-of-use assets	134,388	120,670
Construction in process	171,314	131,151
	9,193,910	8,535,447
Less accumulated depreciation and amortization	3,444,442	3,122,203
Net property and equipment	5,749,468	5,413,244
Other assets, net	121,249	120,082
Operating lease right-of-use assets, net	432,640	417,046
Goodwill	1,268,686	1,244,893
Total assets	$8,936,055	$8,208,118
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt and finance lease obligations	$101,357	$94,925
Accounts payable	823,804	620,447
Accrued expenses
Wages and related taxes	105,119	80,633
Property taxes	62,263	59,843
Insurance accruals	35,100	41,328
Operating lease liabilities	14,197	14,647
Other	208,766	189,870
Total current liabilities	1,350,606	1,101,693
Long-term debt and finance lease obligations, net of current maturities	2,330,237	2,413,620
Deferred income taxes	739,843	646,905
Operating lease liabilities, net of current portion	459,284	434,707
Insurance accruals, net of current portion	32,140	33,143
Other long-term liabilities	72,226	69,380
Total liabilities	4,984,336	4,699,448
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, none issued	—	—
Common stock, no par value, 36,904,285 and 37,119,083 shares issued and outstanding at April 30, 2026 and 2025, respectively	—	49,605
Retained earnings	3,951,719	3,459,065
Total shareholders’ equity	3,951,719	3,508,670
Total liabilities and shareholders’ equity	$8,936,055	$8,208,118
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended April 30,
	2026	2025	2024
Total revenue	$17,561,101	$15,940,899	$14,862,913
Cost of goods sold (excluding depreciation and amortization, shown separately below)	13,240,060	12,188,496	11,515,002
Operating expenses	2,837,426	2,552,356	2,288,513
Depreciation and amortization	449,958	403,647	349,797
Interest, net	96,634	83,951	53,441
Income before income taxes	937,023	712,449	656,160
Federal and state income taxes	222,575	165,929	154,188
Net income	$714,448	$546,520	$501,972
Net income per common share
Basic	$19.28	$14.72	$13.51
Diluted	$19.16	$14.64	$13.43

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares Outstanding	Common stock	Retained earnings	Shareholders' Equity
Balance at April 30, 2023	37,263,248	$110,037	$2,550,629	$2,660,666
Net income	—	—	501,972	501,972
Dividends declared ($1.72 per share)	—	—	(64,673)	(64,673)
Repurchase of common stock	(392,290)	(105,451)	—	(105,451)
Share-based compensation	219,752	41,379	—	41,379
Tax withholdings on employee share-based awards	(82,222)	(18,512)	—	(18,512)
Balance at April 30, 2024	37,008,488	27,453	2,987,928	3,015,381
Net income	—	—	546,520	546,520
Dividends declared ($2.00 per share)	—	—	(75,383)	(75,383)
Share-based compensation	179,536	47,732	—	47,732
Tax withholdings on employee share-based awards	(68,941)	(25,580)	—	(25,580)
Balance at April 30, 2025	37,119,083	49,605	3,459,065	3,508,670
Net income	—	—	714,448	714,448
Dividends declared ($2.28 per share)	—	—	(85,752)	(85,752)
Repurchase of common stock	(355,107)	(65,768)	(136,042)	(201,810)
Share-based compensation	234,612	63,407	—	63,407
Tax withholdings on employee share-based awards	(94,303)	(47,244)	—	(47,244)
Balance at April 30, 2026	36,904,285	$—	$3,951,719	$3,951,719
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended April 30,
	2026	2025	2024
Cash flows from operating activities
Net income	$714,448	$546,520	$501,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449,958	403,647	349,797
Amortization of debt related costs	2,065	2,312	1,111
Change in excess replacement cost over LIFO inventory valuation	17,455	11,530	12,499
Share-based compensation	63,407	47,732	41,379
Loss on disposal of assets and impairment charges	13,517	12,401	6,414
Deferred income taxes	94,772	59,958	53,252
Changes in assets and liabilities:
Receivables	(60,075)	(1,297)	(31,246)
Inventories	(90,084)	(7,756)	(51,785)
Prepaid and other current assets	(5,142)	3,658	(3,684)
Accounts payable	159,172	(20,782)	(8,731)
Accrued expenses	35,609	21,525	14,387
Income taxes	(11,444)	15,460	5,112
Other, net	(6,118)	(4,054)	2,476
Net cash provided by operating activities	1,377,540	1,090,854	892,953
Cash flows from investing activities
Purchase of property and equipment	(655,920)	(506,224)	(522,004)
Payments for acquisitions of businesses, net of cash acquired	(141,583)	(1,239,249)	(330,032)
Proceeds from sales of assets	42,072	18,805	26,680
Net cash used in investing activities	(755,431)	(1,726,668)	(825,356)
Cash flows from financing activities
Proceeds from long-term debt	—	1,100,000	—
Payments of long-term debt and finance lease obligations	(94,895)	(239,492)	(53,656)
Payments of debt related costs	—	(5,891)	—
Payments of cash dividends	(83,136)	(72,309)	(62,918)
Repurchase of common stock and payment of related excise taxes	(200,505)	(734)	(104,898)
Tax withholdings on employee share-based awards	(47,244)	(25,580)	(18,512)
Net cash (used in) provided by financing activities	(425,780)	755,994	(239,984)
Net increase (decrease) in cash and cash equivalents	196,329	120,180	(172,387)
Cash and cash equivalents at beginning of year	326,662	206,482	378,869
Cash and cash equivalents at end of year	$522,991	$326,662	$206,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for interest, net of amount capitalized	$110,546	$86,598	$63,449
Cash paid for income taxes, net	138,018	89,771	105,000
Noncash investing and financing activities
Purchased property and equipment in accounts payable	90,612	46,427	45,617
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. SIGNIFICANT ACCOUNTING POLICIES
Operations: The Company operates 2,944 convenience stores in 19 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
Principles of consolidation: The consolidated financial statements include the financial statements of Casey’s General Stores, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Amounts in the prior year related to share-based compensation and tax withholdings on employee share-based awards on the consolidated statements of shareholders’ equity have been reclassified to conform to the current year presentation. This reclassification had no impact to the consolidated balance sheets, consolidated statements of income, or the consolidated statements of cash flows.
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
Receivables: Receivables are primarily comprised of balances outstanding from credit card companies which are not processed within three days and balances outstanding from vendor rebates. The Company records credit card receivables at the time of the related sale to the guest. Vendor rebates are recorded based upon the applicable agreements. Uncollectible accounts were immaterial during the periods presented. Below is a summary of the receivable values at April 30, 2026 and 2025:

	Years ended April 30,
	2026	2025
Vendor rebates	$100,612	$82,940
Credit cards	61,961	40,376
Other	80,929	57,430
Total receivables	$243,502	$180,746
Inventories and cost of goods sold: Inventories, which consist of merchandise and fuel, are stated at the lower of cost or market. For fuel inventories, cost is determined through the use of the first-in, first-out (FIFO) method. For merchandise inventories, cost is determined through the use of the last-in, first-out (LIFO) method.
The excess of replacement cost over the stated LIFO value was $180,446 and $162,991 at April 30, 2026 and 2025, respectively. There were no material LIFO liquidations during the periods presented. Below is a summary of the inventory values at April 30, 2026 and 2025:

	Years ended April 30,
	2026	2025
Fuel	$216,957	$135,730
Merchandise	340,194	344,304
Total inventories	$557,151	$480,034
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
Capitalized implementation costs: The Company capitalizes qualifying expenditures related to the implementation of hosting or cloud computing arrangements as incurred. These costs are expensed on a straight-line basis within operating expenses, typically over the contractual life of the related arrangement. The useful lives utilized for these costs range from 2-13 years. As of April 30, 2026 and 2025, the Company had recognized $29,252 and $35,588 of capitalized implementation costs, net of amortization, respectively. The outstanding balance is recognized in other assets, net of amortization on the consolidated balance sheets. The Company has recognized amortization of $11,672 in fiscal 2026, $10,950 in fiscal 2025 and $14,108 in fiscal 2024 within operating expenses on the consolidated statements of income.
Goodwill: As of April 30, 2026 and 2025, there was $1,268,686 and $1,244,893 of goodwill recognized, respectively. Goodwill is tested for impairment at least annually. The Company used a quantitative approach to assess the recoverability of goodwill at year-end. Management’s analysis of recoverability completed as of the fiscal year-end indicated no evidence of impairment for the years ended April 30, 2026, 2025, and 2024.
Customer relationships: The Company has recognized intangible assets for customer relationships, related to acquired wholesale fuel relationships. These assets were valued using the multi-period excess earnings method. The customer relationships are amortized on a straight-line basis over a useful life of 15 years and are included within other assets, net of amortization in the consolidated balance sheets as of April 30, 2026. As of April 30, 2026 and 2025, the Company has recognized $47,733 and $51,807 of customer relationships, which was net of accumulated amortization of $13,367 and $9,293, respectively. The Company expects to recognize $4,073 of annual amortization expense related to customer relationships over the next 5 years.
Depreciation and amortization: Depreciation of property and equipment are computed using the straight-line method over the following estimated useful lives:

Buildings and land improvements	15-40 years
Machinery and equipment	3-40 years
Finance lease right-of-use assets	Lesser of term of lease or life of asset
Leasehold improvements	Lesser of term of lease or life of asset
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
The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent carrying value of the assets exceeds the estimated fair value. Fair value is typically based on management’s estimate of the price that would be received to sell an asset in an orderly transaction between market participants. The estimate is derived from offers, actual sale or disposition of assets subsequent to year-end, and other indications of fair value, which are considered Level 3 inputs (see Note 3). In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company, is generally on a store-by-store basis. The Company incurred impairment charges of $9,818 in fiscal 2026, $4,080 in fiscal 2025, and $4,057 in fiscal 2024. Impairment charges are recognized as a component of operating expenses.
Leases: The Company is a lessee in situations where we lease property and equipment, most commonly land, building or store equipment, from a lessor. The Company is a lessor in situations where the Company owns land or building and leases a portion or all of the property or equipment to a tenant. As a lessee, the Company recognizes a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, we have elected to not recognize lease assets and lease liabilities and will recognize lease expense on a straight-line basis over the lease term.

New leases are recognized at the present value of the lease payments using the implicit rate in the lease agreement when it is readily determinable. In the case the implicit rate is not readily determinable, the Company uses our incremental borrowing rate based on the term of the lease. The Company commonly has options to renew or extend the current lease arrangement on many of our leases. In these situations, if it is reasonably certain the lease would be extended, we have included those extensions within the remaining lease payments at the time of measurement.
When acquiring leases in a business combination, we retain the lease classification utilized by the seller if it was determined using acceptable methods under U.S. GAAP. As part of the allocation of the purchase price in a business combination, lease terms are compared to market terms utilizing an income approach to determine if leases are favorable or unfavorable. Any favorable or unfavorable leasehold interests identified increase (favorable) or reduce (unfavorable) the right-of-use lease asset and are recognized over the life of the related right-of-use asset. See additional discussion in Note 7.
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
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of April 30, 2026 and 2025, the Company recognized a contract liability of $72,695 and $64,077, respectively, primarily related to the Casey's Rewards program, which is included in other accrued expenses on the consolidated balance sheets.
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
The discounted liability was $54,555 and $52,105 at April 30, 2026 and 2025, respectively, and is recorded in other long-term liabilities on the consolidated balance sheets.
Self-insurance: The Company is primarily self-insured for Team Member healthcare, workers’ compensation, general liability, and automobile claims. The self-insurance claim liability for workers’ compensation, general liability, and automobile claims is determined using actuarial methods at each year end based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the potential of variability in the liability estimates. Some factors affecting the uncertainty of the claim liability include the loss development factors, which includes the development time frame and settlement patterns, and expected loss rates, which includes litigation and adjudication direction, and medical treatment and cost trends. The liability is not discounted. The self-insurance reserves were $67,240 and $74,471 as of April 30, 2026 and 2025, respectively. See additional discussion in Note 10.

Environmental remediation liabilities: The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. At April 30, 2026 and 2025 we had an accrued liability of $465 and $385, respectively, which is recorded in other accrued expenses on the consolidated balance sheets.
Derivative instruments: The Company utilizes futures contracts to economically hedge price risk of bulk fuel that is stored in various fuel terminals and fuel pipelines, until such time the underlying gallons can be delivered to the store or customer. The Company has not elected hedge accounting under ASC 815 for these financial instruments. The financial instruments are recognized at fair value as of the reporting date, within prepaid and other current assets in the consolidated balance sheets, with changes in the fair value of such instruments recognized through cost of goods sold (excluding depreciation and amortization) in the consolidated statements of income. Total loss (gain) recognized on futures contracts were $28,159 and $(792) for the years ended April 30, 2026 and April 30, 2025, respectively. These amounts do not include the impact from the changes in the selling price of fuel inventories at fuel terminals and fuel pipelines over the same time period. There was no activity related to derivative instruments for the year ended April 30, 2024. Outstanding balances related to derivative instruments were immaterial to the financial statements as of April 30, 2026 and April 30, 2025.
Share-based compensation: Share-based compensation is recorded based upon the fair value of the award on the grant date. The Company estimates the grant date fair value of time-based and performance-based restricted stock unit awards using the closing price of our common stock on the applicable grant date, or the date on which performance goals for performance-based units are established, if after the grant date. The cost of the award is recognized ratably as an operating expense in the consolidated statements of income over the vesting period of the award, adjusted for certain retirement provisions, and updated estimates of shares to be issued under performance-based awards. All awards have been granted at no cost to the grantee. Forfeitures are recognized as they occur.
The time-based awards most commonly vest ratably over a three-year period commencing on the first anniversary of the grant date. Certain awards include performance and market conditions. Performance-based awards are primarily based on either the achievement of a three-year average return on invested capital (ROIC) or three-year cumulative earnings before interest, income taxes, and depreciation and amortization (EBITDA). For these awards, share-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. Additionally, if the Company's relative total shareholder return over the performance period is in the bottom or top quartile of the companies comprising the S&P 500, the performance-based shares included will be adjusted downward by 25%, or upward by 25%, respectively (the "TSR Modifier"). The fair value of awards with the TSR Modifier is determined using a Monte Carlo simulation as of the date of the grant. For the market-based portion of these awards, the share-based compensation expense will not be adjusted should the target awards vary from actual awards. See additional discussion in Note 4.
Recent accounting pronouncements:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The standard includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective beginning in the current filing. These new disclosure requirements are applied retrospectively to all prior periods included in the financial statements. Refer to Note 6 for the new required disclosures.
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
In May 2026, the FASB issued ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818). The standard establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The new standard is effective for the Company's annual and interim periods beginning May 1, 2028, with early adoption permitted. The Company is currently evaluating ASU 2026-02 to determine its impact on our financial statements.
2. ACQUISITIONS
Current Period Acquisitions
During the year ended April 30, 2026, the Company acquired 40 stores through a variety of transactions, pursuant to the terms and conditions of the related asset purchase agreements. These acquisitions meet the criteria to be considered business combinations. Total payments for the acquisitions of businesses were $141,583, which were made in cash upon closing using available cash on hand.

The acquisitions were recorded in the financial statements by allocating the purchase price to the assets acquired, and liabilities assumed, based on their estimated fair values at the acquisition date. Fair values were determined using primarily Level 3 inputs, which are unobservable inputs that are not corroborated by market data. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Goodwill of $23,793 was recognized as the result of the current period acquisitions and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. The majority of the goodwill associated with these transactions will be deductible for income tax purposes over 15 years.
Prior Periods Acquisitions
On November 1, 2024, the Company closed on the acquisition of Fikes Wholesale, owner of CEFCO Convenience Stores, and Group Petroleum Services (collectively “Fikes”) through an equity purchase agreement. As part of the acquisition, the Company acquired 100% of the equity of Fikes. The transaction included 198 retail locations as well as a fuel terminal, and a wholesale network, where the Company manages wholesale fuel supply agreements to certain locations. A combination of the land and/or building at 101 retail locations were subject to lease agreements. The acquisition brought 148 additional stores to Texas, as well as 50 stores in Alabama, Florida, and Mississippi. This acquisition met the criteria to be considered a business combination. During the year-ended April 30, 2026, the Company closed or divested all ten CEFCO stores acquired in Mississippi.
Goodwill of $577,652 was recognized as the result of the acquisition and is primarily attributable to the location of the stores in relation to our footprint and expected synergies. Almost all of the goodwill associated with this transaction will be deductible for income tax purposes over 15 years.
The aggregate purchase price for the acquisition totaled $1,165,752, which is gross of cash and cash equivalents acquired. The purchase price was paid in cash using available cash on hand and proceeds from the issuance of the Incremental Term Loan, and the Senior Notes Series I & J during the prior fiscal year.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation specialist to assist in valuing the customer relationships, trade name, leases, and property and equipment acquired:

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

During the year ended April 30, 2025, the Company acquired a further 37 stores through a variety of transactions, pursuant to the terms and conditions of the related asset purchase agreements. The majority of these acquisitions meet the criteria to be considered business combinations, and have been recorded in the financial statements in line with the methods discussed above.
During the year ended April 30, 2024, the Company acquired 112 stores through a variety of transactions, pursuant to the terms and conditions of asset purchase agreements. Total payments for the acquisitions of businesses were $330,032, which were paid in cash upon closing using available cash on hand. The Company incurred total acquisition-related transaction costs of $8,920 for fiscal 2024 which are recorded within operating expenses on the consolidated statements of income. The Company recognized approximately $237,529 of revenue related to the acquired locations in the consolidated statements of income for the year ended April 30, 2024. The amount of net income related to the acquired locations was not material for the year ended April 30, 2024.
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
Long-term debt: The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances which are considered Level 2 inputs. The fair value of the Company’s long-term debt was approximately $2,226,000 and $2,285,000 at April 30, 2026 and 2025, respectively. The fair value calculated excludes finance lease obligations of $115,197 and $108,920 outstanding at April 30, 2026 and 2025, respectively, which are grouped with long-term debt on the consolidated balance sheets.
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
The outstanding principal balance on the Original Term Loan is required to be repaid in equal quarterly installments in an amount equal to 1.25% of the original principal amount, on the last day of each March, June, September, and December, with the balance of the Original Credit Facilities due on April 21, 2028. Principal payments on the Original Term Loan have been prepaid through March 31, 2027, and quarterly installments will resume on June 30, 2027. The Original Credit Agreement contains an expansion option permitting the Company to request an increase of either of the Original Credit Facilities from time to time not to exceed the greater of (a) $900,000 and (b) 100% of Consolidated EBITDA (as defined in the Original Credit Agreement) of the Company for the four most recently completed fiscal quarters, from the lenders or other financial institutions acceptable to the Company and the administrative agent, upon the satisfaction of certain conditions, including the consent of the lenders whose commitments would increase. The Company had $200,000 outstanding on the Original Term Loan at April 30, 2026 and 2025. Additionally, the Company had $0 outstanding under the Revolving Facility at April 30, 2026 and 2025.
In the prior fiscal year, the Company entered into an amendment to the Original Credit Agreement (the “Amendment” and, together with the Original Credit Agreement, the “Credit Agreement”), pursuant to which the Company incurred an incremental term loan in an aggregate principal amount of $850,000 (the “Incremental Term Loan”). The outstanding principal balance of the Incremental Term Loan is required to be repaid in equal quarterly installments of $10,625 on the last business day of each March, June, September, and December, which commenced on March 31, 2025, with the remaining balance due on October 30, 2029. The Company had $796,875 and $839,375 outstanding on the Incremental Term Loan at April 30, 2026 and 2025, respectively.

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
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at April 30, 2026 and 2025. The Bank Line is due upon demand.
The carrying amount of the Company’s long-term debt and finance lease obligations by issuance is as follows:

	As of April 30,
	2026	2025
Finance lease liabilities (Note 7)	$115,197	$108,920
3.67% Senior Notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	63,000	87,000
3.75% Senior Notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	21,000	29,000
3.65% Senior Notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	45,000	50,000
3.72% Senior Notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	45,000	50,000
3.77% Senior Notes (Series F) due August 22, 2028	250,000	250,000
2.85% Senior Notes (Series G) due August 7, 2030	325,000	325,000
2.96% Senior Notes (Series H) due August 6, 2032	325,000	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000	100,000
Variable rate term loan facility, requiring quarterly installments beginning June 30, 2027 and ending April 21, 2028	200,000	200,000
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	796,875	839,375
Debt issuance costs	(4,478)	(5,750)
	$2,431,594	$2,508,545
Less current maturities	101,357	94,925
	$2,330,237	$2,413,620
Interest, net on the consolidated statements of income is net of interest income of $14,104, $13,102, and $11,736 for the years ended April 30, 2026, 2025, and 2024, respectively. Interest, net is also net of interest capitalized of $3,189, $2,305, and $3,363 during the years ended April 30, 2026, 2025, and 2024, respectively.
The agreements relating to the above long-term debt contain certain financial and non-financial covenants. At April 30, 2026, the Company was in compliance with all such operating and financial covenants.

Listed below are the aggregate maturities of long-term debt, excluding finance lease obligations (refer to Note 7 for future minimum payments under finance leases), for the 5 years commencing May 1, 2026 and thereafter:

Years ended April 30,
2027	$90,500
2028	290,500
2029	328,500
2030	685,375
2031	341,000
Thereafter	585,000
$2,320,875
4. PREFERRED AND COMMON STOCK
Preferred stock: The Company has 1,000,000 authorized shares of preferred stock, of which 250,000 shares have been designated as Series A Serial Preferred Stock. No shares of preferred stock have been issued.
Common stock: The Company currently has 120,000,000 authorized shares of common stock.
Stock incentive plans: The 2025 Stock Incentive Plan (the “2025 Plan”) was approved by the Company’s shareholders on September 3, 2025, at the Company’s annual shareholders meeting (the “2025 Plan Effective Date”). There were 1,650,000 shares available for issuance under the 2025 Plan as of the 2025 Plan Effective Date. The 2025 Plan replaces the 2018 Stock Incentive Plan (the "2018 Plan"), under which no new awards were allowed to be granted as of the 2025 Plan Effective Date. Outstanding awards under the 2018 Plan continue to be governed by the terms thereof and the award agreements made pursuant thereto, including any such terms that are intended to survive the termination of the 2018 Plan or the settlement of such awards. Shares subject to awards under the 2018 Plan that expire, are forfeited, cancelled, or settled in cash will be added back to the shares available for issuance under the 2025 Plan. Awards under the 2025 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards, each of which, upon issuance, is counted as one share against the 2025 Plan share reserve. At April 30, 2026, there were 1,644,574 shares that remain available for grant under the 2025 Plan.
The following table presents a summary of our restricted stock unit activity during the three-year period ended April 30, 2026. At April 30, 2026, there were no stock options, stock appreciation rights or other equity-based awards outstanding.

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
Unvested at April 30, 2023	550,840
Granted	142,865	$238
Vested	(219,752)
Forfeited	(17,534)
Performance Award Adjustments	35,443
Unvested at April 30, 2024	491,862
Granted	113,009	345
Vested	(179,536)
Forfeited	(9,540)
Performance Award Adjustments	83,448
Unvested at April 30, 2025	499,243	262
Granted	103,421	465
Vested	(234,612)	236
Forfeited	(6,335)	299
Performance Award Adjustments	112,666	361
Unvested at April 30, 2026	474,383	$342

Total share-based compensation costs recorded for employees and non-employee board members for the restricted stock unit awards for the years ended April 30, 2026, 2025 and 2024 were $63,407, $47,732, and $41,379, respectively. As of April 30, 2026, there was $56,055 of total unrecognized compensation costs related to the 2018 Plan for costs related to restricted stock units which are expected to be recognized ratably through fiscal 2029, with a weighted average remaining term of 0.9 year. The fair value of restricted stock unit awards vested for the years ended April 30, 2026, 2025 and 2024 were $117,246, $65,947, and, $49,631, respectively, as of the applicable vest date.
On, and effective as of, March 3, 2022, the Board authorized the Original Repurchase Program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400,000, exclusive of fees, commissions, excise taxes, or other costs. During the year, we repurchased and retired 355,107 shares of our common stock under the Original Repurchase Program for a total of $200,498, excluding fees, commissions, excise taxes, and other costs. As of April 30, 2026, $94,612 remained available thereunder. Subsequent to the end of the fiscal year, on, and effective as of, June 4, 2026, the Board authorized the Expanded Repurchase Program, which increased the amount of the Original Repurchase Program to a total aggregate amount of up to $1,000,000, exclusive of fees, commissions, excise taxes, or other costs. The Expanded Repurchase Program has no set expiration date and the timing and number of repurchase transactions thereunder depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Expanded Repurchase Program can be suspended or discontinued at any time.
5. NET INCOME PER COMMON SHARE
Computations for basic and diluted earnings per common share are presented below:

	Years ended April 30,
	2026	2025	2024
Basic
Net income	$714,448	$546,520	$501,972
Weighted average shares outstanding-basic	37,065,319	37,116,152	37,164,022
Basic earnings per common share	$19.28	$14.72	$13.51
Diluted
Net income	$714,448	$546,520	$501,972
Weighted-average shares outstanding-basic	37,065,319	37,116,152	37,164,022
Plus dilutive effect of share-based compensation	216,334	226,860	206,284
Weighted-average shares outstanding-diluted	37,281,653	37,343,012	37,370,306
Diluted earnings per common share	$19.16	$14.64	$13.43
6. INCOME TAXES
Income tax expense attributable to earnings consisted of the following components:

	Years ended April 30,
	2026	2025	2024
Current tax expense:
Federal	$100,710	$85,207	$78,542
State	27,093	20,764	22,394
Total current tax expense	127,803	105,971	100,936
Deferred tax expense
Federal	85,505	56,112	52,917
State	9,267	3,846	335
Total deferred tax expense	94,772	59,958	53,252
Total income tax expense	$222,575	$165,929	$154,188

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of April 30,
	2026	2025
Deferred tax assets:
Accrued liabilities and reserves	$12,976	$8,996
Deferred revenue	18,177	17,845
Accrued bonus compensation	15,203	10,023
Insurance accruals	14,752	13,013
Operating and finance lease obligations	150,725	144,997
Asset retirement obligations	13,506	12,921
Deferred compensation	3,617	3,151
Share-based compensation	10,177	8,944
State net operating losses and tax credits	3,842	2,500
Other	10,749	8,197
Total gross deferred tax assets	253,724	230,587
Less valuation allowance	550	550
Total net deferred tax assets	253,174	230,037
Deferred tax liabilities:
Property and equipment and operating lease right-of-use assets	(901,117)	(799,404)
Goodwill	(85,834)	(66,754)
Other	(6,066)	(10,784)
Total gross deferred tax liabilities	(993,017)	(876,942)
Net deferred tax liability	$(739,843)	$(646,905)
At April 30, 2026, the Company had net operating loss carryforwards for state income tax purposes of $176,909, which are available to offset future state taxable income. The state net operating loss carryforwards begin to expire in 2031. In addition, the Company had state tax credit carryforwards of $1,945, which begin to expire in 2027.
The valuation allowance for state net operating loss and state tax credit deferred tax assets as of April 30, 2026 and 2025 was $550. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment.
Total reported tax expense applicable to the Company’s continuing operations varies from the tax that would have resulted from applying the statutory U.S. federal income tax rates to income before income taxes.

	Years ended April 30,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$196,775	21.0%	$149,614	21.0%	$137,794	21.0%
State and local income taxes, net of federal income tax effect
State and local income taxes, net of federal income tax effect (a)	29,724	3.2%	24,496	3.4%	24,461	3.7%
Effect of changes in tax laws or rates enacted in the current period	139	—%	(578)	(0.1)%	(6,306)	(1.0)%
Other	(1,139)	(0.1)%	(4,476)	(0.6)%	(199)	—%
Tax credits	(5,349)	(0.6)%	(6,966)	(1.0)%	(6,737)	(1.0)%
Nontaxable or nondeductible items
Share-based payment awards	(6,373)	(0.6)%	(2,442)	(0.3)%	(723)	(0.1)%
Nondeductible executive compensation	8,559	0.9%	5,847	0.8%	5,706	0.9%
Other	865	0.1%	498	0.1%	394	—%
Changes in unrecognized tax benefits	(626)	(0.1)%	(64)	—%	(202)	—%
Effective tax rate	$222,575	23.8%	$165,929	23.3%	$154,188	23.5%
(a) State taxes in Illinois and Minnesota made up the majority (greater than 50 percent) of the tax effect in this category in fiscal 2026, 2025 and 2024.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had a total of $10,071 and $10,773 in gross unrecognized tax benefits at April 30, 2026 and 2025, respectively, which is recorded in other long-term liabilities in the consolidated balance sheets. Of this amount, $7,956 represents the amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate. Unrecognized tax benefits decreased $702 during the twelve months ended April 30, 2026, due primarily to the expiration of certain statute of limitation exceeding the increase associated with income tax filing positions for the current year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended April 30,
	2026	2025
Beginning balance	$10,773	$10,747
Additions based on tax positions related to current year	2,251	2,382
Reductions due to lapse of applicable statute of limitations	(2,953)	(2,356)
Ending balance	$10,071	$10,773
The total net amount of accrued interest and penalties for such unrecognized tax benefits was $195 and $266 at April 30, 2026 and 2025, respectively, and is included in other long-term liabilities. Net interest and penalties included in income tax expense for the twelve month periods ended April 30, 2026 and 2025 was a decrease in tax expense of $71 and $84, respectively.
The State of Illinois is currently examining tax years 2020 and 2021. The Company has no other ongoing federal or state income tax examinations. The federal statute of limitations remains open for the tax years 2022 and forward. Tax years 2020 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

Cash paid for income taxes, net of refunds, for each of the three years were as follows:

	Years ended April 30,
	2026	2025	2024
Cash paid for income taxes:
Federal	$115,000	$72,500	$81,500
Illinois	13,800	10,000	12,750
Other, net	9,218	7,271	10,750
Total cash paid for income taxes, net	$138,018	$89,771	$105,000
7. LEASES
The Company records operating lease liabilities within its own financial statement caption, broken out between current and long-term, and records finance lease liabilities within current maturities of long-term debt and finance lease obligations and long-term debt and finance lease obligations on the consolidated balance sheets. All lessor related activity is considered immaterial to the consolidated financial statements.
Lease right-of-use assets outstanding as of April 30, 2026 and 2025 consisted of the following:

		Years ended April 30,
	Classification	2026	2025
Finance lease right-of-use assets	Net property and equipment	$96,310	$89,909
Operating lease right-of-use assets	Operating lease right-of-use assets, net	432,640	417,046
The summary of lease-related costs included on the consolidated statements of income is included below:

	Years ended April 30,
	2026	2025	2024
Operating lease cost	$41,842	$26,309	$10,174
Finance lease cost:
Amortization of right-of-use assets	$11,739	$10,275	$10,417
Interest expense on lease liabilities	5,213	4,969	4,491
The summary of cash paid for amounts included in the measurement of liabilities included on the consolidated statements of cash flows and supplementary cash flow information are included below:

	Years ended April 30,
	2026	2025	2024
Operating cash flows required by operating leases	$40,869	$28,992	$8,693
Operating cash flows required by finance leases	5,213	4,969	4,491
Financing cash flows required by finance leases	10,416	9,367	9,156

Right-of-use assets obtained in exchange for new finance lease liabilities	$20,980	$16,715	$17,626
Right-of-use assets obtained in exchange for new operating lease liabilities	43,564	316,762	14,646
Weighted average remaining lease terms and weighted average discount rates on outstanding leases were as follows:

	April 30,
	2026	2025
Weighted-average remaining lease-term - finance lease	14.7	15.5
Weighted-average remaining lease-term - operating lease	19.7	19.8

Weighted-average discount rate - finance lease	4.89%	4.92%
Weighted-average discount rate - operating lease	5.95%	5.89%

Future minimum payments under the finance leases and operating leases consisted of the following at April 30, 2026:

Years ended April 30,	Finance leases	Operating leases
2027	$15,124	$38,175
2028	15,713	40,012
2029	14,685	40,053
2030	13,118	40,271
2031	7,410	40,324
Thereafter	100,031	622,058
Total minimum lease payments	$166,081	$820,893
Less amount representing interest	50,884	347,412
Present value of net minimum lease payments	$115,197	$473,481
In fiscal year 2020, Casey’s Marketing Company, and the City of Joplin, Missouri (“Joplin”) entered into an agreement in which Joplin agreed to issue up to $51,400 of taxable industrial development revenue bonds for the purpose of acquiring, constructing, improving, purchasing, equipping and installing a warehouse and distribution facility, which has been completed and is currently being used by the Company. As the title of the development was transferred to Joplin and the Company is subsequently leasing the related asset from Joplin, we have accounted for the transaction under the sale-and-leaseback guidance. We have a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the assets to Joplin from being recognized as a sale. Accordingly, we have not recognized any gain or loss related to the transfer. Furthermore, we have not derecognized the transferred assets and continue to recognize them in property and equipment on the consolidated balance sheets. The Company has the right and intends to set-off any obligations to make payments under the lease, with proceeds due from the industrial revenue bonds.
8. BENEFIT PLAN
The Company provides Team Members with a defined contribution 401(k) Plan. The 401(k) Plan is available to all Team Members who meet minimum age and service requirements. The Company contributions consist of matching amounts in Company stock and are allocated based on Team Member contributions. Contributions to the 401(k) Plan were $20,368, $17,294, and $14,262 for the years ended April 30, 2026, 2025, and 2024, respectively.
On April 30, 2026 and 2025, 601,287 and 660,680 shares of common stock, respectively, were held by the trustee of the 401(k) Plan in trust for distribution to eligible participants upon death, disability, retirement, or termination of employment. Shares held by the 401(k) Plan are treated as outstanding in the computation of net income per common share.
9. COMMITMENTS
The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, each of which require minimum annual compensation. The Company also has entered into change of control agreements with its Chief Executive Officer and 34 other officers, providing for certain payments in the event of termination in connection with a change of control of the Company, as defined therein.
10. CONTINGENCIES
Environmental compliance: The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. The majority of the states in which the Company does business have trust fund programs with provisions for sharing or reimbursing corrective action or remediation costs.
The Company currently believes that substantially all capital expenditures for electronic monitoring, cathodic protection, and overfill/spill protection to comply with existing regulations have been completed. The Company has an accrued liability at April 30, 2026 and 2025 of approximately $465 and $385, respectively, for estimated expenses related to anticipated corrective actions or remediation efforts, including relevant legal and consulting costs. The Company believes we have no material joint and several environmental liability with other parties. Additional regulations or amendments to the existing regulations could result in future revisions to such estimated expenditures.

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
The Company is named as a defendant in two lawsuits alleging that it misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA) - White (f/k/a McColley) v. Casey’s General Stores, Inc. in the United States District Court for the Northern District of Indiana and Kessler v. Casey’s Marketing Company, et al. in the Southern District of Illinois. During the year, the parties agreed to a settlement of all claims in both matters, which has been recorded in other accrued expenses on our consolidated balance sheet at April 30, 2026. The amount is not material to the Company's consolidated financial statements. Subsequent to year end, the settlement was approved by the applicable court(s). The Company continues to maintain that its Store Managers are properly classified as exempt employees under the FLSA and does not admit any wrongdoing as a result of the settlement.
At April 30, 2026, the Company was primarily self-insured for workers’ compensation claims in all but three states of its operating territory. In North Dakota and Ohio, the Company is required to participate in an exclusive, state-managed fund for all workers compensation claims. In Texas, the Company maintains a Work Injury Benefit Plan in lieu of workers’ compensation insurance for all Texas-based Team Members other than Group Petroleum Services drivers. The Company was also partially self-insured for general liability and auto liability under an agreement that provides for annual stop-loss limits equal to or exceeding $2,000 for auto liability and $1,000 for both general liability and workers' compensation. Additionally, the Company is self-insured for its portion of Team Member medical expenses. At April 30, 2026 and 2025, the Company had $67,240 and $74,471, respectively, accrued for estimated claims relating to self-insurance, the majority of which has been actuarially determined.
11. SEGMENT REPORTING
As of April 30, 2026, we operated 2,944 stores in 19 states. Our stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of prepared food and dispensed beverage, grocery and general merchandise, and fuel because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
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

The following table provides information on revenue, significant expenses, and net income related to the single reportable segment:

	Years ended April 30,
	2026	2025	2024
Revenue	$17,561,101	$15,940,899	$14,862,913

Cost of goods sold (excluding depreciation and amortization)
Prepared food & dispensed beverage	735,885	674,322	603,305
Grocery & general merchandise	2,928,209	2,691,879	2,456,867
Fuel	9,118,816	8,539,339	8,285,400
Other (1)	457,150	282,956	169,430
Total cost of goods sold (excluding depreciation and amortization)	13,240,060	12,188,496	11,515,002

Operating expenses
Same-store employee expense	1,065,844	975,186	940,560
Same-store other expense	529,640	480,378	454,480
Same-store credit card fees expense	232,399	212,399	211,681
Non same-store operating expense	347,188	305,604	170,420
Other (2)	662,355	578,789	511,372
Total operating expenses	2,837,426	2,552,356	2,288,513

Depreciation & amortization	449,958	403,647	349,797
Interest, net	96,634	83,951	53,441
Income before income taxes	937,023	712,449	656,160
Federal and state income taxes	222,575	165,929	154,188
Net income	$714,448	$546,520	$501,972
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
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of April 30, 2026.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
On the basis of the prescribed criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2026.
KPMG LLP, as the Company's independent registered public accounting firm, has issued a report on its assessment of the effectiveness of the Company's internal control over financial reporting. This report appears on page 31.
(c)    Changes in Internal Control over Financial Reporting.
There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors,” “Governance of the Company,” "Information about our Executive Officers", “Executive Compensation”, and "The Board of Directors and Its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2026, and used in connection with the Company’s 2026 Annual Meeting of Shareholders are hereby incorporated by reference.
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
That portion of the Company’s definitive Proxy Statement appearing under the caption "Compensation Discussion and Analysis", "The Board of Directors and Its Committees”, “Compensation Committee Report", “Compensation Committee Interlocks and Insider Participation in Compensation Decisions”, “Executive Compensation,” “CEO Pay Ratio”, "Potential Payments Upon Termination or Change of Control", "Director Compensation", and "Certain Relationships and Related Party Transactions", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2026, and used in connection with the Company’s 2026 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Those portions of the Company’s definitive Proxy Statement appearing under the captions “Beneficial Ownership of Shares of Common Stock by Directors and Executive Officers”, "Principal Shareholders" and "Equity Compensation Plan Information", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2026, and used in connection with the Company’s 2026 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
That portion of the Company’s definitive Proxy Statement appearing under the captions “Certain Relationships and Related Transactions”, “Governance of the Company” and "The Board of Directors and its Committees", as filed with the Commission pursuant to Regulation 14A within 120 days after April 30, 2026, and used in connection with the Company’s 2026 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of the Company’s definitive Proxy Statement appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” as filed with the Commission within 120 days after April 30, 2026, and used in connection with the Company’s 2026 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as a part of this report on Form 10-K:

a.The following financial statements are included herewith:
Reports of Independent Registered Public Accounting Firm (KPMG LLP, Minneapolis, MN, PCAOB ID 185)
Consolidated Balance Sheets, April 30, 2026 and 2025
Consolidated Statements of Income, Three Years Ended April 30, 2026
Consolidated Statements of Shareholders’ Equity, Three Years Ended April 30, 2026
Consolidated Statements of Cash Flows, Three Years Ended April 30, 2026
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

3.2	Eighth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 9, 2026)

4.1	Note Purchase Agreement dated August 9, 2010 among the Company and the purchasers of the 5.22% Senior Notes (incorporated by reference to Exhibit 4.1 to Form 8-K as filed August 10, 2010)

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

10.11*	Casey's General Stores, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Form 8-K as filed September 10, 2018)

10.12*	Casey’s General Stores, Inc. 2025 Stock Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A as filed July 23, 2025)

10.13*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Form 8-K as filed September 10, 2018)

10.14*	Form of Restricted Stock Units Agreement for Non-Employee Directors under 2025 Stock Incentive Plan

10.15*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY24 Awards) (incorporated by reference to Exhibit 10.32 to Form 10-Q as filed September 8, 2020)

10.16*
Form of Restricted Stock Units Agreement (LTI Awards to Officers) and Award Summary under 2018 Stock Incentive Plan (FY24 Awards for Darren M. Rebelez) (incorporated by reference to Exhibit 10.18 to Form 10-K as filed June 23, 2023)

10.17*
Form of Restricted Stock Units Agreement (LTI Awards to Officers – Time-Based RSUs) under 2018 Stock Incentive Plan (FY25-FY26 Awards) (incorporated by reference to Exhibit 10.13 to Form 10-K as filed June 24, 2024)

10.18*
Form of Restricted Stock Units Agreement (LTI Awards to Officers – Time-Based RSUs) under 2018 Stock Incentive Plan (FY25-FY26 Awards for Darren M. Rebelez) (incorporated by reference to Exhibit 10.14 to Form 10-K as filed June 24, 2024)

10.19*
Form of Restricted Stock Units Agreement (LTI Awards to Officers – Performance-Based RSUs [EBITDA]) under 2018 Stock Incentive Plan (FY25-FY26 Awards) (incorporated by reference to Exhibit 10.15 to Form 10-K as filed June 24, 2024)

10.20*
Form of Restricted Stock Units Agreement (LTI Awards to Officers – Performance-Based RSUs [ROIC]) under 2018 Stock Incentive Plan (FY25-FY26 Awards) (incorporated by reference to Exhibit 10.16 to Form 10-K as filed June 24, 2024)

10.21*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (FY24 Awards) (incorporated by reference to Exhibit 10.33 to Form 10-Q as filed September 8, 2020)

10.22*	Form of Restricted Stock Units Agreement (Non-Officer Employees) under 2018 Stock Incentive Plan (FY25 Awards) (incorporated by reference to Exhibit 10.18 to Form 10-K as filed June 24, 2024)

10.23*	Form of Restricted Stock Units Agreement (Special Performance Award) under 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Form 10-K as filed June 24, 2024)

10.24*	Form of Restricted Stock Units Agreement (Special Performance Award) under 2025 Stock Incentive Plan

10.25*
Form of Restricted Stock Units Agreement (LTI Awards to Officers - Time-Based RSUs) under 2025 Stock Incentive Plan (FY27 Awards) (incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 9, 2026)

10.26*	Form of Restricted Stock Units Agreement (LTI Awards to Officers - Time-Based RSUs) under 2025 Stock Incentive Plan (FY27 Awards for Darren M. Rebelez)

10.27*
Form of Restricted Stock Units Agreement (LTI Awards to Officers - Performance-Based RSUs [ROIC]) under 2025 Stock Incentive Plan (FY27 Awards) (incorporated by reference to Exhibit 10.2 to Form 8-K as filed June 9, 2026)

10.28*
Form of Restricted Stock Units Agreement (LTI Awards to Officers - Performance-Based RSUs [EBITDA]) under 2025 Stock Incentive Plan (FY27 Awards) (incorporated by reference to Exhibit 10.3 to Form 8-K as filed June 9, 2026)

10.29*	Casey's General Stores, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 9, 2019)

19.1	Casey's General Stores, Inc. Insider Trading Policy and Procedures (incorporated by reference to Exhibit 19.1 to Form 10-K as filed June 23, 2025)

21.1	Subsidiaries of Casey’s General Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Darren M. Rebelez under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Stephen P. Bramlage Jr. under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certificate of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002

97.1	Casey’s General Stores, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K as filed June 24, 2024)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEY’S GENERAL STORES, INC. (Registrant)

Date: June 22, 2026	By	/s/ Darren M. Rebelez
Darren M. Rebelez
President and Chief Executive Officer
(Principal Executive Officer and Director)

Date: June 22, 2026	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 22, 2026	By	/s/ Darren M. Rebelez
Darren M. Rebelez
President, Chief Executive Officer and
Board Chair

Date: June 22, 2026	By	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
Chief Financial Officer

Date: June 22, 2026	By	/s/ Judy A. Schmeling
Judy A. Schmeling
Lead Independent Director

Date: June 22, 2026	By	/s/ Cara K. Heiden
Cara K. Heiden
Director

Date: June 22, 2026	By	/s/ Donald E. Frieson
Donald E. Frieson
Director

Date: June 22, 2026	By	/s/ David K. Lenhardt
David K. Lenhardt
Director

Date: June 22, 2026	By	/s/ Allison M. Wing
Allison M. Wing
Director

Date: June 22, 2026	By	/s/ Larree M. Renda
Larree M. Renda
Director

Date: June 22, 2026	By	/s/ Gregory A. Trojan
Gregory A. Trojan
Director

Date: June 22, 2026	By	/s/ Michael Spanos
Michael Spanos
Director

Date: June 22, 2026	By	/s/ Sri Donthi
Sri Donthi
Director

Date: June 22, 2026	By	/s/ Maria Castañón Moats
Maria Castañón Moats
Director

Date: June 22, 2026	By	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Director