Form 10-Q
period 2026-07-31
CASEYS GENERAL STORES INC
filed 2026-09-08
CIK 726958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2026
Common stock, no par value per share	36,960,167 shares

CASEY’S GENERAL STORES, INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(DOLLARS IN THOUSANDS)

	July 31, 2026	April 30, 2026
Assets
Current assets:
Cash and cash equivalents	$524,059	$522,991
Receivables	245,837	243,502
Inventories	557,968	557,151
Prepaid and other current assets	60,997	29,783
Income taxes receivable	—	10,585
Total current assets	1,388,861	1,364,012
Operating lease right-of-use assets, net	430,740	432,640
Other assets, net of amortization	137,685	121,249
Goodwill	1,284,216	1,268,686
Property and equipment, net of accumulated depreciation of $3,546,531 at July 31, 2026 and $3,444,442 at April 30, 2026	5,879,761	5,749,468
Total assets	$9,121,263	$8,936,055

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$104,323	$101,357
Accounts payable	853,659	823,804
Accrued expenses and current portion of operating lease liabilities	377,013	425,445
Income taxes payable	28,618	—
Total current liabilities	1,363,613	1,350,606
Long-term debt and finance lease obligations, net of current maturities	2,326,200	2,330,237
Deferred income taxes	772,640	739,843
Operating lease liabilities, net of current portion	457,625	459,284
Insurance accruals, net of current portion	32,167	32,140
Other long-term liabilities	75,105	72,226
Total liabilities	5,027,350	4,984,336
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	—	—
Retained earnings	4,093,913	3,951,719
Total shareholders’ equity	4,093,913	3,951,719
Total liabilities and shareholders' equity	$9,121,263	$8,936,055
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended July 31,
	2026	2025
Total revenue	$5,678,336	$4,567,106
Cost of goods sold (excluding depreciation and amortization, shown separately below)	4,439,142	3,454,660
Operating expenses	754,111	698,176
Depreciation and amortization	115,994	108,963
Interest, net	22,059	26,850
Income before income taxes	347,030	278,457
Federal and state income taxes	73,310	63,102
Net income	$273,720	$215,355
Net income per common share
Basic	$7.40	$5.80
Diluted	$7.37	$5.77
Basic weighted average shares outstanding	36,965,113	37,148,383
Plus dilutive effect of share-based compensation	177,144	203,697
Diluted weighted average shares outstanding	37,142,257	37,352,080
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2026	36,904,285	$—	$3,951,719	$3,951,719
Net income	—	—	273,720	273,720
Dividends declared (65 cents per share)	—	—	(24,252)	(24,252)
Repurchase of common stock	(54,647)	—	(45,642)	(45,642)
Share-based compensation	220,996	16,930	—	16,930
Tax withholdings on employee share-based awards	(91,213)	(16,930)	(61,632)	(78,562)
Balance at July 31, 2026	36,979,421	$—	$4,093,913	$4,093,913

	Shares Outstanding	Common Stock	Retained Earnings	Shareholders' Equity
Balance at April 30, 2025	37,119,083	$49,605	$3,459,065	$3,508,670
Net income	—	—	215,355	215,355
Dividends declared (57 cents per share)	—	—	(21,422)	(21,422)
Repurchase of common stock	(69,687)	(18,931)	(12,320)	(31,251)
Share-based compensation	223,589	15,221	—	15,221
Tax withholdings on employee share-based awards	(92,000)	(45,895)	—	(45,895)
Balance at July 31, 2025	37,180,985	$—	$3,640,678	$3,640,678

See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(DOLLARS IN THOUSANDS)

	Three Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$273,720	$215,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,994	108,963
Amortization of debt issuance costs	516	516
Change in excess replacement cost over LIFO inventory valuation	1,094	8,327
Share-based compensation	16,930	15,221
Loss on disposal of assets and impairment charges	2,222	561
Deferred income taxes	32,797	47,457
Changes in assets and liabilities:
Receivables	(7,304)	(15,873)
Inventories	(577)	(6,868)
Prepaid and other current assets	(31,214)	(20,040)
Accounts payable	6,381	35,019
Accrued expenses	(50,257)	(25,729)
Income taxes	39,761	5,595
Other, net	(15,991)	3,913
Net cash provided by operating activities	384,072	372,417
Cash flows from investing activities:
Purchase of property and equipment	(194,395)	(110,046)
Payments for acquisition of businesses, net of cash acquired	(43,904)	(9,495)
Proceeds from sales of assets	3,578	17,499
Net cash used in investing activities	(234,721)	(102,042)
Cash flows from financing activities:
Proceeds from long-term debt	42,625	—
Payments of long-term debt and finance lease obligations	(45,207)	(42,163)
Payments of cash dividends	(22,283)	(19,655)
Repurchase of common stock and payment of related excise taxes	(44,856)	(31,251)
Tax withholdings on employee share-based awards	(78,562)	(45,895)
Net cash used in financing activities	(148,283)	(138,964)

Net increase in cash and cash equivalents	1,068	131,411
Cash and cash equivalents at beginning of the period	522,991	326,662
Cash and cash equivalents at end of the period	$524,059	$458,073

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
(DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	Three months ended July 31,
	2026	2025
Cash paid during the period for:
Interest, net of amount capitalized	$22,498	$26,896
Income taxes, net	751	10,050

Noncash activities:
Purchased property and equipment in accounts payable	114,088	64,905
Right-of-use assets obtained in exchange for new finance lease liabilities	1,188	4,448
Right-of-use assets obtained in exchange for new operating lease liabilities	4,133	—
See notes to unaudited condensed consolidated financial statements.

CASEY’S GENERAL STORES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    Presentation of Financial Statements
As of July 31, 2026, Casey’s General Stores, Inc. and its subsidiaries (hereinafter referred to as the "Company" or "Casey’s") operate 2,959 convenience stores in 19 states, primarily in the Midwest. Many of the stores are located in smaller communities, often with populations of less than 20,000.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2026 and April 30, 2026, the results of operations for the three months ended July 31, 2026 and 2025, and shareholders' equity and cash flows for the three months ended July 31, 2026 and 2025. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. Additionally, see the most recent audited financial statements for our consideration of new accounting pronouncements issued prior to this fiscal year.
During the quarter, the Company elected to early adopt ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818). The standard establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The new standard impacts the Company's accounting for renewable identification numbers ("RINs"). The Company adopted the guidance on a retrospective basis effective May 1, 2026. The effect of applying the guidance to prior-period financial statements was not material and no cumulative-effect adjustment to the opening balance of retained earnings was required. Refer to Note 3 for the required disclosures and details of the new accounting policy.

3.    Revenue and Cost of Goods Sold
The Company recognizes retail sales of prepared food and dispensed beverage, grocery and general merchandise, fuel and other revenue at the time of the sale to the guest. Sales taxes collected from guests and remitted to the government are recorded on a net basis in the condensed consolidated statements of income.
A portion of revenue from sales that include points under our Casey’s Rewards program is deferred. The deferred portion of the sale represents the value of the estimated future redemption of the points. The amounts related to points are deferred until their redemption or expiration. Revenue related to the points issued is expected to be recognized less than one year from the original sale to the guest. As of July 31, 2026 and April 30, 2026, the Company recognized a contract liability of $74,734 and $72,695, respectively, primarily related to the Casey's Rewards program, which is included in accrued expenses and current portion of operating lease liabilities on the condensed consolidated balance sheets.
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

RINs are assigned to gallons of renewable fuels produced and are used to track compliance with the U.S. Renewable Fuel Standard ("RFS"). At times, we purchase fuel components (ethanol, gasoline, biodiesel or diesel) and blend those components into a finished product. This process enables the Company to detach the RIN assigned to each gallon of ethanol or biodiesel and sell it in a transaction separate from the eventual sale of the related biofuel. Since we are not an obligated party under the RFS, the Company sells all RINs through exchange transactions. As a result, the Company has recognized the RINs as noncompliance environmental credits. The Company has elected to utilize the accounting policy election to measure these noncompliance environmental credits at fair value as of the reporting date. The fair value of RINs recognized are based upon quoted market prices for RINs in active markets, which are considered Level 1 inputs within the fair value hierarchy, and are recorded on the condensed consolidated balance sheets within prepaid and other current assets. As of July 31, 2026 and April 30, 2026, outstanding balances were immaterial to the financial statements. When RINs are sold or adjusted to fair value, the gains or losses recognized are recognized through cost of goods sold within the condensed consolidated statements of income. The Company did not recognize any impairment losses on these assets for the three months ended July 31, 2026, and 2025.

4.    Long-Term Debt and Finance Lease Obligations, Lines of Credit and Fair Value Disclosure
The fair value of the Company’s long-term debt (including current maturities) is estimated based on the current rates offered to the Company for debt of the same or similar issuances which are considered Level 2 inputs within the fair value hierarchy. The fair value of the Company’s long-term debt was approximately $2,219,000 and $2,226,000 at July 31, 2026 and April 30, 2026, respectively. The fair value calculated excludes finance lease obligations of $113,808 and $115,197 outstanding at July 31, 2026 and April 30, 2026, respectively, which are included with long-term debt on the condensed consolidated balance sheets.
Interest, net on the condensed consolidated statements of income is net of interest income of $3,548 for the three months ended July 31, 2026, and $2,977 for the three months ended July 31, 2025. Interest, net is also net of interest capitalized of $1,091 for the three months ended July 31, 2026, and $495 for the three months ended July 31, 2025.
Revolving Facility
The Company has a credit agreement that provides for an $850,000 unsecured revolving credit facility (“Revolving Facility”), which matures on April 21, 2028. Amounts borrowed under the Revolving Facility, bear interest at variable rates based upon, at the Company’s option, either: (a) either Term SOFR or Daily Simple SOFR, in each case plus 0.10% (with a floor of 0.00%) for the interest period in effect, plus an applicable margin ranging from 1.10% to 1.70% or (b) an alternate base rate, which generally equals the highest of (i) the prime commercial lending rate announced by the Administrative Agent as its “prime rate”, (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) Adjusted Daily Simple SOFR plus 1.00%, each plus an applicable margin ranging from 0.10% to 0.70% and each with a floor of 1.00%. The applicable margins and facility fee, in each case, are dependent upon the Company’s quarterly Consolidated Leverage Ratio, as defined in the credit agreement. The Company had $42,625 and $0 outstanding under the Revolving Facility at July 31, 2026 and April 30, 2026, respectively, which is included with long-term debt on the condensed consolidated balance sheets.
Bank Line
The Company has an additional unsecured bank line of credit (the "Bank Line") with availability of up to $50,000. The Bank Line bears interest at a variable rate subject to change from time to time based on changes in an independent index referred to in the Bank Line as the Federal Funds Offered Rate. There was $0 outstanding under the Bank Line at July 31, 2026 and April 30, 2026. The Bank Line is due upon demand.

5.    Compensation Related Costs and Share-Based Payments
The 2025 Stock Incentive Plan (the “2025 Plan”) was approved by the Company’s shareholders on September 3, 2025, at the Company’s annual shareholders meeting (the “2025 Plan Effective Date”). There were 1,650,000 shares available for issuance under the 2025 Plan as of the 2025 Plan Effective Date. The 2025 Plan replaces the 2018 Stock Incentive Plan (the "2018 Plan"), under which no new awards were allowed to be granted as of the 2025 Plan Effective Date. Outstanding awards under the 2018 Plan continue to be governed by the terms thereof and the award agreements made pursuant thereto, including any such terms that are intended to survive the termination of the 2018 Plan or the settlement of such awards. Shares subject to awards under the 2018 Plan that expire, are forfeited, cancelled, or settled in cash will be added back to the shares available for issuance under the 2025 Plan. Awards under the 2025 Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based and equity-related awards, each of which, upon issuance, is counted as one share against the 2025 Plan share reserve. At July 31, 2026, there were 1,593,826 shares that remain available for grant under the 2025 Plan.

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
Information concerning the unvested restricted stock units is presented in the following table. At July 31, 2026, there were no stock options, stock appreciation rights or other equity-based awards outstanding.

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at April 30, 2026	474,383	$342
Granted	55,959	803
Vested	(220,996)	265
Forfeited	(8,457)	417
Performance Award Adjustments	12,900	468
Unvested at July 31, 2026	313,789	$482
Total share-based compensation costs recorded for employees and non-employee directors for the three months ended July 31, 2026 and 2025 were $16,930 and $15,221, respectively, related entirely to restricted stock unit awards. As of July 31, 2026, there was $86,554 of unrecognized compensation costs related to restricted stock units which are expected to be recognized through fiscal 2030, with a weighted average remaining term of 1.5 years. The fair value of restricted stock unit awards vested during the three months ended July 31, 2026 was $189,707 as of the applicable vest date.

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
The Company is named as a defendant in two lawsuits alleging that it misclassified its Store Managers as exempt employees under the Fair Labor Standards Act (FLSA) - White (f/k/a McColley) v. Casey’s General Stores, Inc. in the United States District Court for the Northern District of Indiana and Kessler v. Casey’s Marketing Company, et al. in the Southern District of Illinois. During the prior year, the parties agreed to a settlement of all claims in both matters for an amount that is not material to the Company's condensed consolidated financial statements. The settlement(s) were approved by the applicable court during the quarter, and the parties, with the assistance of a third-party settlement administrator, are in the process of distributing settlement funds. The Company continues to maintain that its Store Managers are properly classified as exempt employees under the FLSA and does not admit any wrongdoing as a result of the settlement.

7.    Unrecognized Tax Benefits
The total amount of gross unrecognized tax benefits was $10,955 and $10,071 at July 31, 2026 and April 30, 2026, respectively. If this unrecognized tax benefit were ultimately recognized, $8,655 is the amount that would impact our effective tax rate. The total net amount of accrued interest and penalties for such unrecognized tax benefits was $235 at July 31, 2026, and $195 at April 30, 2026. Net interest and penalties included in income tax expense for the three months ended July 31, 2026 and 2025 was a net expense of $40 and $51, respectively.
The State of Illinois is currently examining tax years 2020 and 2021. The Company has no other ongoing federal or state income tax examinations. The federal statute of limitations remains open for the tax years 2022 and forward. Tax years 2020 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

8.    Segment Reporting
As of July 31, 2026, we operated 2,959 stores in 19 states. Our convenience stores offer a broad selection of merchandise, fuel and other products and services designed to appeal to the convenience needs of our guests. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of guests. We make specific disclosures concerning the three broad categories of prepared food and dispensed beverage, grocery and general merchandise, and fuel because it allows us to more effectively discuss trends and operational initiatives within our business and industry. Although we can separate revenues and cost of goods sold within these categories (and further sub-categories), the operating expenses associated with operating a store that sells these products are not separable by these three categories.
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

The following table provides information on revenue, significant expenses, and net income related to the single reportable segment:

	Three Months Ended July 31,
	2026	2025
Total revenue	$5,678,336	$4,567,106

Cost of goods sold (excluding depreciation and amortization, shown separately below)
Prepared food & dispensed beverage	200,609	192,451
Grocery & general merchandise	827,123	785,900
Fuel	3,277,869	2,360,105
Other (1)	133,541	116,204
Total cost of goods sold (excluding depreciation and amortization, shown separately below)	4,439,142	3,454,660

Operating expenses
Same-store employee expense	311,935	276,234
Same-store other expense	169,140	134,658
Same-store credit card fees expense	81,992	62,562
Non same-store operating expense	29,074	69,243
Other (2)	161,970	155,479
Total operating expenses	754,111	698,176

Depreciation & amortization	115,994	108,963
Interest, net	22,059	26,850
Income before income taxes	347,030	278,457
Federal and state income taxes	73,310	63,102
Net income	$273,720	$215,355
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
Overview
As of July 31, 2026, Casey’s General Stores, Inc. and its direct and indirect wholly-owned subsidiaries operate convenience stores primarily under the names "Casey's" and "Casey’s General Store" (collectively, with the stores below referenced as "GoodStop (by Casey's)" ("GoodStop"), or "CEFCO", referred to as "Casey's" or the "Company") throughout 19 states, approximately half of which are located in Iowa, Missouri and Illinois.
As of July 31, 2026, there were 2,959 stores in operation. Approximately 71% of all stores were opened in areas with populations of fewer than 20,000 persons. The Company competes on the basis of traditional features of convenience store operations such as location, extended hours, product offerings, price and quality of service.
All stores carry a broad selection of food items (which at most stores includes, but is not limited to, prepared foods such as regular and breakfast pizza, donuts, hot breakfast items, and hot and cold sandwiches), beverages, tobacco and nicotine products, groceries, health and beauty aids, automotive products, and other non-food items. As of July 31, 2026, 240 store locations offered car washes. In addition, all but five store locations offer fuel.
In addition to the "Casey's" and "Casey's General Stores" brands, the Company also operates a limited number of stores under the additional brands of "GoodStop" or "CEFCO". These locations offer fuel for sale, and a broad selection of snacks, beverages, tobacco and nicotine products, and other essentials. However, some of these locations do not have a full-service kitchen and, therefore, have limited prepared food offerings. When the Company acquires stores, the locations are typically re-branded as "Casey’s" as soon as the store is remodeled to include a full-service kitchen. If the store’s layout or location does not allow for a full-service kitchen, the store typically will be operated as "GoodStop" or the acquired brand.
The Company operates a wholesale network where Casey’s manages wholesale fuel supply agreements to certain dealer sites and other wholesale locations. The dealer and wholesale locations are not operated by Casey's and are not included in our overall store count. For the three-months ended July 31, 2026, approximately 3% of total revenue relates to the wholesale fuel network.
The Company operates three distribution centers, through which certain grocery and general merchandise and prepared food and dispensed beverage items are supplied to most of our stores. One distribution center is adjacent to our corporate headquarters, which we refer to as the Store Support Center, in Ankeny, Iowa. The other two distribution centers are located in Terre Haute, Indiana and Joplin, Missouri. Certain stores outside of our optimal distribution radius, in Florida for example, are supplied by third-party distribution partners. Additionally, the Company owns and operates a fuel terminal in Waco, Texas. The Company self-distributes the majority of fuel to our stores.
The Company’s business is seasonal, and generally experiences higher sales and profitability during the first and second fiscal quarters (May-October), when guests tend to purchase greater quantities of fuel and certain convenience items such as beer, sports drinks, water, soft drinks and ice.
The Company reported diluted earnings per common share of $7.37 for the first quarter of fiscal 2027. For the same quarter a year-ago, diluted earnings per common share was $5.77.
The following table represents the roll forward of store count through the first quarter of fiscal 2027:

Store Count
Stores at April 30, 2026	2,944
New store construction	9
Acquisitions	12
Closed or divested	(6)
Stores at July 31, 2026	2,959

Electric Vehicles and Renewable Fuels
Casey's continues to implement our electric vehicle ("EV") strategy and our management team remains committed to understanding how the increased demand for, and usage of, EVs impacts consumer behavior across our store footprint and beyond. As consumer demand for alternative fuel options continues to grow, albeit slowly, Casey’s has continued to add EV charging stations across our 19-state footprint. As of July 31, 2026, the Company has 294 charging stations at 68 stores, across 14 states. Our EV growth strategy is currently designed to selectively increase our charging stations at locations within our region where we see higher levels of consumer EV buying trends and demand for EV charging. To date, consumer EV demand within our Midwest footprint has been comparatively lower than the levels along the coasts. As EV demand from our guests increases, we are prepared to strategically integrate charging station options at select stores.
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
Same-store sales of prepared food and dispensed beverage increased 4.8% and grocery and general merchandise increased 2.7% during the quarter. The increase in prepared food and dispensed beverage same-store sales was driven primarily by positive traffic, led by whole pizzas. The increase in grocery and general merchandise same-store sales was primarily due to strong sales of non-alcoholic beverages. Additionally, the first quarter results reflected a 0.3% decrease in same-store fuel gallons sold.

Three Months Ended July 31, 2026 Compared to
Three Months Ended July 31, 2025
(Dollars and Amounts in Thousands)

Three Months Ended July 31, 2026	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$492,580	$1,284,961	$3,724,798	$175,997	$5,678,336
Revenue less cost of goods sold (excluding depreciation and amortization)	$291,971	$457,838	$446,929	$42,456	$1,239,194
	59.3%	35.6%	12.0%	24.1%	21.8%
Fuel gallons sold			934,212
Three Months Ended July 31, 2025	Prepared Food & Dispensed Beverage	Grocery & General Merchandise	Fuel	Other	Total
Revenue	$458,434	$1,225,383	$2,733,659	$149,630	$4,567,106
Revenue less cost of goods sold (excluding depreciation and amortization)	$265,983	$439,483	$373,554	$33,426	$1,112,446
	58.0%	35.9%	13.7%	22.3%	24.4%
Fuel gallons sold			911,780
Total revenue for the first quarter of fiscal 2027 increased by $1,111,230 (24.3%) over the comparable period in fiscal 2026. Prepared food and dispensed beverage revenue increased by $34,146 (7.4%), due to an increase in same-store sales of 4.8% driven by strong sales of whole pizzas, as well as an increase of approximately 2.6% related to store growth, due to operating 64 more stores than a year ago. Grocery and general merchandise revenue increased by $59,578 (4.9%), due to an increase in same-store sales of 2.7% driven by sales of non-alcoholic beverages, as well as an increase of approximately 2.2% related to store growth. Retail fuel revenue increased by $991,139 (36.3%) due to an increase in the average retail price per gallon of 33.0%, as well as an increase in the number of gallons sold of 22,432 (2.5%).
The other category primarily consists of activity related to wholesale fuel and car wash revenue, which are both presented gross of applicable costs, as well as lottery, which is presented net of applicable costs. Other revenue increased $26,367 (17.6%) for the first quarter of fiscal 2027 compared to the prior year, driven primarily by an increase in wholesale fuel revenue, largely driven by an increase in the average fuel price per gallon.
Total revenue less cost of goods sold (excluding depreciation and amortization) was 21.8% of revenue for the first quarter of fiscal 2027, compared to 24.4% for the comparable period in the prior year. Prepared food and dispensed beverage revenue less related cost of goods sold (excluding depreciation and amortization) increased to 59.3% of prepared food and dispensed beverage revenue for the first quarter of fiscal 2027, compared to 58.0% for the comparable period in the prior year. The increase was primarily due to refinements in the allocation for certain distribution costs between prepared food and dispensed beverage and grocery and general merchandise to better reflect the underlying expenses of each category. Grocery and general merchandise revenue less related cost of goods sold (excluding depreciation and amortization) remained relatively flat, decreasing from 35.9% in the comparable period in the prior year to 35.6% in the current year, largely driven by the offsetting impacts of the aforementioned allocation.
Fuel revenue less related cost of goods sold (excluding depreciation and amortization) was 12.0% of fuel revenue during the first quarter of fiscal 2027, compared to 13.7% for the comparable period in the prior year. Revenue less cost of goods sold (excluding depreciation and amortization) per gallon increased to 47.8 cents in the first quarter of fiscal 2027, compared to 41.0 cents for the comparable period in the prior year. During the quarter, the Company, and the retail fuel industry, experienced historically higher than average fuel revenue less cost of goods sold per gallon (excluding depreciation and amortization). On a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short-term. The Company recognized $25,736 from renewable identification number ("RIN") related activities from 10.9 million RINs during the quarter, compared to $6,742 from 6.1 million RINs in the first quarter of the prior year (see Note 3, above, for a further description of RINs). The overall impact to fuel revenue less related cost of goods sold (excluding depreciation and amortization) from RINs was minimal during the quarter, given the higher related activity was offset by higher costs.
Operating expenses increased $55,935 (8.0%) to $754,111 in the first quarter of fiscal 2027. Operating 64 more stores than prior year accounted for approximately 2% of the increase. Same-store credit card fees added approximately 1.5% of the increase. Same-store employee expense contributed to approximately 1% of the increase, primarily due to increases in labor rates, while same-store labor hours were nearly flat. Insurance was responsible for approximately 1% of the increase.
Depreciation and amortization expense increased $7,031 (6.5%) to $115,994 in the first quarter of fiscal 2027, primarily due to purchases of property and equipment since the comparable period.
Interest, net decreased $4,791 (17.8%) to $22,059 in the first quarter of fiscal 2027, primarily due to a decrease in the interest rate on our variable-rate debt.
The effective tax rate decreased to 21.1% in the first quarter of fiscal 2027 compared to 22.7% in the same period of fiscal 2026. The decrease in the effective tax rate was primarily due to an increase in excess tax benefits recognized on share-based awards.
Net income increased $58,365 (27.1%) to $273,720 compared to $215,355 in the comparable period. The increase in net income was primarily attributable to higher profitability both inside the store and in fuel, partially offset by increases in operating expenses, and depreciation and amortization. See discussion in the paragraphs above for the primary drivers for each of these changes.
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
The following table contains a reconciliation of net income to EBITDA for the three months ended July 31, 2026 and 2025:

	Three months ended
	July 31, 2026	July 31, 2025
Net income	$273,720	$215,355
Interest, net	22,059	26,850
Federal and state income taxes	73,310	63,102
Depreciation and amortization	115,994	108,963
EBITDA	$485,083	$414,270
For the three months ended July 31, 2026, EBITDA increased by 17.1% when compared to the same period a year ago. The increase was primarily attributable to higher profitability both inside the store and in fuel, partially offset by higher operating expenses. See discussion in the preceding sections for the primary drivers for each of these individual changes.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. The Company's critical accounting policies are described in the Form 10-K for the year ended April 30, 2026, and such discussion is incorporated herein by reference. There have been no changes to these policies in the three months ended July 31, 2026.
Liquidity and Capital Resources
Due to the nature of the Company’s business, cash provided by operations is the Company’s primary source of liquidity. The Company finances its inventory purchases primarily from normal trade credit aided by the relatively rapid turnover of inventory. This turnover allows the Company to conduct its operations without large amounts of cash and working capital. As of July 31, 2026, the Company’s ratio of current assets to current liabilities was 1.02 to 1. The ratio at July 31, 2025 and April 30, 2026 was 1.03 to 1 and 1.01 to 1, respectively.
Management believes that the net availability under the Bank Line of approximately $50,000 and the Revolving Facility of $807,375, combined with the current cash and cash equivalents and the future cash flow from operations will be sufficient to satisfy the working capital needs of our business.
Net cash provided by operating activities was $384,072 for the three months ended July 31, 2026, compared to $372,417 for the comparable period in the prior year, an increase of $11,655. Our primary source of operating cash flows is from sales to guests at our stores. The primary uses of operating cash flows are payments to our team members and suppliers, as well as payments for taxes and interest. Cash flow from operations was favorably impacted by improved revenue less cost of goods sold (excluding depreciation and amortization) of $126,748, and a decrease in cash paid for interest of $4,398. This was offset by an increase in operating expenses of $55,935. Refer to "Three Months Ended July 31, 2026 Compared to Three Months Ended July 31, 2025" starting on page 16 for further details on the primary drivers for the changes in revenue, cost of goods sold (excluding depreciation and amortization), operating expenses, and interest. Cash flows from operations can also be impacted by variability in the timing of payments and receipts for certain assets and liabilities, such as wage related accruals, accounts payable, and receivables from credit card companies or our vendors. Operating cash flows were also unfavorably impacted by a decrease of $53,166 related to accounts payable and accrued expenses, due to the timing of payments.
Net cash used in investing activities was $234,721 for the three months ended July 31, 2026, compared to $102,042 in the comparable period in the prior year, an increase of $132,679. During the first three months of fiscal 2027, the Company expended $238,299 for purchases of property and equipment and payments for acquisitions compared to $119,541 for the comparable period in the prior year. Purchases of property and equipment and payments for acquisitions of businesses typically represent the single largest use of excess Company funds. Management believes that by acquiring, building, and reinvesting in stores, the Company will be better able to drive long-term shareholder value.
Net cash used in financing activities was $148,283 for the three months ended July 31, 2026, compared to $138,964 in the comparable period in the prior year, an increase of $9,319. The increase was primarily due to an increase in the repurchase and retirement of common stock under our share repurchase program of approximately $13,605, and an increase in payments for tax withholdings on employee shared-based awards of $32,667, due to an increase in the fair value of restricted stock units vested during the quarter. This was offset by an increase in proceeds from long-term debt of $42,625 due to borrowings under the Revolving Facility during the quarter.

As of July 31, 2026, the Company had long-term debt consisting of:

Finance lease liabilities	$113,808
3.67% Senior notes (Series A) due in 7 installments beginning June 17, 2022, and ending June 15, 2028	39,000
3.75% Senior notes (Series B) due in 7 installments beginning December 17, 2022 and ending December 18, 2028	21,000
3.65% Senior notes (Series C) due in 7 installments beginning May 2, 2025 and ending May 2, 2031	37,000
3.72% Senior notes (Series D) due in 7 installments beginning October 28, 2025 and ending October 28, 2031	45,000
3.77% Senior notes (Series F) due August 22, 2028	250,000
2.85% Senior notes (Series G) due August 7, 2030	325,000
2.96% Senior notes (Series H) due August 6, 2032	325,000
5.23% Senior notes (Series I) due November 2, 2031	150,000
5.43% Senior notes (Series J) due November 2, 2034	100,000
Variable rate term loan facility, requiring quarterly installments beginning June 30, 2027 and ending April 21, 2028	200,000
Variable rate incremental term loan facility, requiring quarterly installments ending October 30, 2029	786,250
Variable rate revolving facility due April 21, 2028	42,625
Less debt issuance costs	(4,160)
2,430,523
Less current maturities	(104,323)
$2,326,200
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

Cautionary Statements
This Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” "should," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements represent the Company’s current expectations or beliefs concerning future events and trends that we believe may affect our financial condition, liquidity and related sources and needs, supply chain, results of operations and performance at our stores, business strategy, strategic plans, growth opportunities, integration of acquisitions, acquisition synergies, short-term and long-term business operations and objectives including our long-term strategic plan, wholesale fuel, inventory and ingredient costs and the potential effects of the conflicts in oil producing regions and other geopolitical disruptions on our business. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following risk factors described more completely in the Company’s Form 10-K for the fiscal year ended April 30, 2026:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio and floating rate long-term debt obligations. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by attempting to limit default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only high-quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We utilize an interest rate swap to manage exposure to fluctuations in variable interest rates on certain of our outstanding debt instruments. While the interest rate swap is not designated as a hedging instrument for accounting purposes, the Company does not enter into interest rate swap agreements for trading or speculative purposes. The impact of the interest rate swap was immaterial to the financial statements as of July 31, 2026 and for the period then ended. Based upon the outstanding balance of the Company's term loan facilities as of July 31, 2026, an immediate 100-basis-point move in interest rates would have an approximate annualized impact of $9.7 million on interest expense.
The Company also has exposure to market risks related to the volatility of fuel prices associated with non-store inventoried fuel (fuel pipeline and fuel terminal). The Company utilizes futures contracts to economically hedge the physical products while the bulk fuel is in storage at various terminals and pipelines, until such time the underlying gallons can be delivered to the store or customer. The Company does not speculate in trading financial instruments. All hedges must be matched against recorded physical transactions, inventoried fuel in a pipeline or at a terminal. Derivative contracts outstanding were immaterial to the financial statements as of July 31, 2026 and for the period then ended.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by this reference.
Item 1A. Risk Factors
There have been no material changes in our “risk factors” from those previously disclosed in our 2026 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company's repurchases of common stock during the quarter ended July 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter
May 1 - May 31, 2026	18,696	$842.06	18,696	$78,868,744
June 1 - June 30, 2026	17,386	814.82	17,386	988,332,112
July 1 - July 31, 2026	18,565	847.35	18,565	972,601,128
Total	54,647	$835.19	54,647	$972,601,128
On, and effective as of, March 3, 2022, the Board authorized a share repurchase program, whereby the Company was authorized to repurchase its outstanding common stock from time-to-time, for an aggregate amount of up to $400 million, exclusive of fees, commissions, excise taxes, or other costs (the "Original Repurchase Program"). On, and effective as of, June 4, 2026, the Board of Directors authorized an expansion of the Original Repurchase Program to a total aggregate amount of up to $1.0 billion exclusive of fees, commissions, excise taxes, or other costs (the "Expanded Repurchase Program"). The Expanded Repurchase Program has no set expiration date. The timing and number of repurchase transactions under the Expanded Repurchase Program depends on a variety of factors including, but not limited to, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Expanded Repurchase Program can be suspended or discontinued at any time. During the first quarter, we repurchased and retired 54,647 shares of our common stock under the share repurchase programs for a total of $45.6 million, excluding fees, commissions, excise taxes, and other costs. As of July 31, 2026, $972.6 million remained available thereunder.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Restatement of the Restated and Amended Articles of Incorporation, as amended September 5, 2018, June 28, 2019 and September 4, 2019 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed September 9, 2019)

3.2	Eighth Amended and Restated Bylaws of Casey's General Stores, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 9, 2026)
31.1*	Certification of Darren M. Rebelez under Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Stephen P. Bramlage Jr. under Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Darren M. Rebelez under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Stephen P. Bramlage Jr. under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASEY’S GENERAL STORES, INC.

Date: September 8, 2026	By:	/s/ Stephen P. Bramlage Jr.
Stephen P. Bramlage Jr.
	Its:	Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)